Form 10-Q
period 2018-06-30
i3 Verticals, Inc.
filed 2018-08-13
CIK 1728688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-38532
i3 Verticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-4052852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Burton Hills Blvd., Suite 415 Nashville, TN	37215
(Address of principal executive offices)	(Zip Code)

(615) 465-4487
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐ No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of August 13, 2018, the registrant had 9,084,202 shares of Class A common stock, $0.0001 par value per share, and 17,213,806 shares of Class B common stock, $0.0001 par value per share, outstanding.

PART I. - FINANCIAL INFORMATION
Item 1.    Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	September 30,
	2018	2017
Assets	(unaudited)
Current assets
Cash and cash equivalents	$2,473	$955
Accounts receivable, net	7,955	8,412
Settlement assets	439	5,196
Prepaid expenses and other current assets	2,336	1,141
Total current assets	13,203	15,704

Property and equipment, net	2,227	1,420
Restricted cash	665	1,013
Capitalized software, net	3,352	3,778
Goodwill	80,166	58,517
Intangible assets, net	65,759	59,259
Other assets	1,308	300
Total assets	$166,680	$139,991

Liabilities, Redeemable Class A Units and equity
Liabilities
Current liabilities
Accounts payable	3,666	1,600
Current portion of long-term debt	5,000	4,000
Accrued expenses and other current liabilities	13,385	6,706
Settlement obligations	439	5,196
Deferred revenue	2,018	2,719
Total current liabilities	24,508	20,221

Long-term debt, less current portion and debt issuance costs, net	29,543	106,836
Other long-term liabilities	4,341	2,065
Total liabilities	58,392	129,122

Commitments and contingencies (see Note 10)
Redeemable Class A units; 0 and 4,900,000 Units authorized, issued and outstanding as of June 30, 2018 and September 30, 2017, respectively	—	7,723
Stockholders' / Members' equity
Members' equity	—	36,164
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2018	—	—
Class A common stock, par value $0.0001 per share, 150,000,000 shares authorized; 9,091,903 shares issued and outstanding as of June 30, 2018	1	—
Class B common stock, par value $0.0001 per share, 40,000,000 shares authorized; 17,213,806 shares issued and outstanding as of June 30, 2018	2	—
Additional paid-in-capital	37,514	—
Accumulated earnings (deficit)	(98)	(33,018)
Total Stockholders' / Members' equity (deficit)	37,419	3,146
Non-controlling interest	70,869	—
Total equity	108,288	3,146
Total liabilities, Redeemable Class A Units and members' / stockholders' equity (deficit)	$166,680	$139,991
See Notes to Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017

Revenue	$84,536	$66,326	$239,455	$190,792

Operating expenses
Interchange and network fees	55,705	48,563	158,577	137,679
Other costs of services	11,061	7,181	30,119	20,796
Selling general and administrative	10,696	6,229	29,737	19,165
Depreciation and amortization	3,000	2,382	8,876	7,453
Change in fair value of contingent consideration	1,151	(746)	3,280	177
Total operating expenses	81,613	63,609	230,589	185,270

Income from operations	2,923	2,717	8,866	5,522

Other expenses
Interest expense, net	2,644	1,717	7,649	4,961
Change in fair value of warrant liability	242	(58)	8,487	(58)
Total other expenses	2,886	1,659	16,136	4,903

Income (loss) before income taxes	37	1,058	(7,270)	619

Provision for income taxes	692	171	553	101

Net income (loss)	(655)	887	(7,823)	518

Net loss attributable to non-controlling interest	(91)	—	(91)	—
Net income (loss) attributable to i3 Verticals, Inc.	$(564)	$887	$(7,732)	$518

Net loss attributable to Class A common stock per share(1):
Basic	$(0.01)		$(0.01)
Diluted	$(0.01)		$(0.01)
Weighted average shares of Class A common stock outstanding(1):
Basic	8,812,630		8,812,630
Diluted	8,812,630		8,812,630
__________________________

1.
Basic and diluted loss per Class A common stock is presented only for the period after the Company’s Reorganization Transactions. See Note 1 for a description of the Reorganization Transactions. See Note 14 for the calculation of loss per share.

See Notes to Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(In thousands, except share amounts)

				Class A Common Stock		Class B Common Stock						Total Equity
	Class A Units	Common Units	Class P Units	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Members' Deficit	Retained Earnings	Non-Controlling Interest
Balance at September 30, 2017 (audited)	$34,924	$1,240	$—	—	$—	—	$—	$—	$(33,018)	$—	$—	$3,146
Preferred returns on Class A Units	2,522	—	—	—	—	—	—	—	(2,522)	—	—	—
Preferred returns on Redeemable Class A Units	—	—	—	—	—	—	—	—	(552)	—	—	(552)
Issuance of Common Units	—	104	—	—	—	—	—	—	—	—	—	104
Net loss prior to the Reorganization Transactions	—	—	—	—	—	—	—	—	(7,634)	—	—	(7,634)
Exercise of Junior Subordinated Notes Warrants and Mezzanine Warrants	—	12,218	—	—	—	—	—	(116)	—	—	—	12,102
Equity based compensation recognized prior to the Reorganization Transactions	—	—	—	—	—	—	—	38	—	—	—	38
Effect of the Reorganization Transactions	(37,446)	(13,562)	—	824,861	—	17,597,223	2	804	43,726	—	15,493	9,017
Issuance of Class A common stock in conversion of Junior Subordinated Notes	—	—	—	619,542	—	—	—	8,054	—	—	—	8,054
Sale of Class A common stock in initial public offering, net	—	—	—	7,647,500	1	—	—	92,446	—	—	—	92,447
Purchase of common units in i3 Verticals, LLC from selling shareholder	—	—	—	—	—	(383,417)	—	—	—	—	(4,635)	(4,635)
Capitalization of initial public offering costs	—	—	—	—	—	—	—	(3,792)	—	—	—	(3,792)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	—	—	—	144	—	—	—	144
Non-controlling interests related to purchase of Common Units in i3 Verticals, LLC	—	—	—	—	—	—	—	(60,102)	—	—	60,102	—
Equity based compensation recognized subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	38	—	—	—	38
Net loss subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	(98)	(91)	(189)
Balance at June 30, 2018	$—	$—	$—	9,091,903	$1	17,213,806	$2	$37,514	$—	$(98)	$70,869	$108,288
See Notes to Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(7,823)	$518
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,876	7,453
Equity-based compensation	817	—
Provision (benefit) for doubtful accounts	33	(33)
Amortization of deferred financing costs	835	329
Loss on disposal of assets	5	43
Benefit for deferred income taxes	(468)	—
Non-cash change in fair value of warrant liability	8,487	(58)
Increase in non-cash contingent consideration expense from original estimate	3,280	177
Changes in operating assets:
Accounts receivable	2,205	745
Prepaid expenses and other current assets	1,433	37
Restricted cash	348	(600)
Other assets	(2,994)	31
Changes in operating liabilities:
Accounts payable	724	(72)
Accrued expenses and other current liabilities	2,936	178
Deferred revenue	(3,033)	(2,096)
Other long-term liabilities	160	69
Contingent consideration paid in excess of original estimates	(814)	(783)
Net cash provided by operating activities	15,007	5,938

Cash flows from investing activities:
Expenditures for property and equipment	(1,309)	(545)
Expenditures for capitalized software	(760)	(780)
Purchases of merchant portfolios and residual buyouts	(1,207)	(1,202)
Acquisitions of businesses, net of cash acquired	(26,862)	(5,175)
Acquisition of other intangibles	(818)	(8)
Net cash used in investing activities	(30,956)	(7,710)
See Notes to Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended June 30,
	2018	2017
Cash flows from financing activities:
Proceeds from revolving credit facility	19,250	13,000
Payments of revolving credit facility	(90,850)	(9,000)
Proceeds from notes payable to banks	24,671	—
Payments of notes payable to banks	(3,750)	(4,000)
Payment of notes payable to Mezzanine Lenders	(10,486)	—
Payment of unsecured notes payable to related and unrelated creditors	(5,489)	—
Payment of debt issuance costs	(266)	—
Proceeds from the exercise of Mezzanine Warrants and Junior Subordinated Notes Warrants	270	—
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discounts and offering costs	89,729	—
Payments for Common Units in i3 Verticals, LLC from selling shareholder	(4,635)	—
Payment of equity issuance costs for 2017 Class A unit issuance	—	(4)
Cash paid for contingent consideration	(977)	(517)
Required distributions to members for tax obligations	—	(931)
Net cash provided by (used in) financing activities	17,467	(1,452)

Net increase (decrease) in cash and cash equivalents	1,518	(3,224)
Cash and cash equivalents, beginning of period	955	3,776
Cash and cash equivalents, end of period	$2,473	$552

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,961	$4,569
Cash paid for income taxes	$137	$1,586

Supplemental disclosure of non-cash investing and financing activities:
Common Units issued as part of acquisitions' purchase consideration (Note 3)	$104	$—
Acquisition date fair value of contingent consideration in connection with business combinations	$2,084	$1,221
Replacement of 2016 Senior Secured Credit Facility with Senior Secured Credit Facility	$87,525	$—
Mezzanine Notes net settled with Mezzanine Warrant exercises	$14	$—
Unsecured notes payable to related and unrelated creditors net settled with Junior Subordinated Notes Warrants	$2,565	$—
Settlement of warrant liability with equity as a result of Mezzanine Warrant exercise	$9,253	$—
Preferred return on Redeemable Class A Units	$552	$521
Preferred return on Class A Units	$2,522	$1,483
Debt issuance costs financed with proceeds from Senior Secured Credit Facility	$904	$—
Conversion of notes payable to related and unrelated creditors to Class A common stock	$8,054	$—
Increase in accrued equity issuance costs	$760	$—
See Notes to Interim Condensed Consolidated Financial Statements

i3 VERTICALS, Inc.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)
June 30, 2018

1. Organization and Operations
i3 Verticals, Inc. (the “Company”) was formed as a Delaware corporation on January 17, 2018. The Company was formed for the purpose of completing an initial public offering (“IPO”) of its Class A common stock and other related transactions in order to carry on the business of i3 Verticals, LLC and its subsidiaries. i3 Verticals, LLC was founded in 2012 and delivers seamless integrated payment and software solutions to small- and medium-sized businesses (“SMBs”) and organizations in strategic vertical markets. The Company’s headquarters are in Nashville, Tennessee, with operations throughout the United States. Unless the context otherwise requires, references to “we,” “us,” “our,” “i3 Verticals” and the “Company” refer to i3 Verticals, Inc. and its subsidiaries, including i3 Verticals, LLC.
Initial Public Offering
On June 25, 2018, the Company completed the IPO of 7,647,500 shares of its Class A common stock at a public offering price of $13.00 per share. The Company received approximately $92.5 million of net proceeds, after deducting underwriting discounts and commissions, which the Company used to purchase newly issued common units from i3 Verticals, LLC (the “Common Units”), and Common Units from a selling common unit holder, in each case at a price per Common Unit equal to the price per share paid by the underwriters for shares of the Company's Class A common stock in the IPO.
Reorganization Transactions
In connection with the IPO, the Company completed the following transactions (the “Reorganization Transactions”):

•
i3 Verticals, LLC amended and restated its existing limited liability company agreement to, among other things, (1) convert all existing Class A units, common units (including common units issued upon the exercise of existing warrants) and Class P units of ownership interest in i3 Verticals, LLC into either Class A voting common units of i3 Verticals, LLC (such holders of Class A voting common units referred to herein as the “Continuing Equity Owners”) or Class B non-voting common units of i3 Verticals, LLC (such holders of Class B non-voting common units referred to herein as the “Former Equity Owners”), and (2) appoint i3 Verticals, Inc. as the sole managing member of i3 Verticals, LLC upon its acquisition of Common Units in connection with the IPO;

•	the Company amended and restated its certificate of incorporation to provide for, among other things, Class A common stock and Class B common stock;

•
i3 Verticals, LLC and the Company consummated a merger among i3 Verticals, LLC, i3 Verticals, Inc. and a newly formed wholly-owned subsidiary of i3 Verticals, Inc. (“MergerSub”) whereby: (1) MergerSub merged with and into i3 Verticals, LLC, with i3 Verticals, LLC as the surviving entity; (2) Class A voting common units converted into newly issued Common Units in i3 Verticals, LLC together with an equal number of shares of Class B common stock of i3 Verticals, Inc., and (3) Class B non-voting common units converted into Class A common stock of i3 Verticals, Inc. based on a conversion ratio that provided an equitable adjustment to reflect the full value of the Class B non-voting common units; and

•
the Company issued shares of its Class A common stock pursuant to a voluntary private conversion of certain subordinated notes (the “Junior Subordinated Notes”) by certain related and unrelated creditors of i3 Verticals, LLC.

i3 VERTICALS, Inc.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)
June 30, 2018

Following the completion of the IPO and Reorganization Transactions, the Company became a holding company and its principal asset is the Common Units of i3 Verticals, LLC that it owns. i3 Verticals, Inc. operates and controls all of i3 Verticals, LLC's operations and, through i3 Verticals, LLC and its subsidiaries, conducts i3 Verticals, LLC's business. i3 Verticals, Inc. has a minority economic interest in i3 Verticals, LLC.

•	As of June 30, 2018, i3 Verticals, Inc. owned 34.6% of the economic interest of i3 Verticals, LLC.

•
As of June 30, 2018, the Continuing Equity Owners owned Common Units of i3 Verticals, LLC representing approximately 65.4% of the economic interest in i3 Verticals, LLC, Class A common stock representing approximately 0.9% of the economic interest and voting power in the Company, and shares of Class B common stock of i3 Verticals, Inc., representing approximately 65.4% of the combined voting power of all of the common stock of the Company.

•
The Continuing Equity Owners who own Common Units in i3 Verticals, LLC may redeem at each of their options (subject in certain circumstances to time-based vesting requirements) their Common Units for, at the election of i3 Verticals, LLC, cash or newly-issued shares of the Company's Class A common stock.

•	Combining the Class A common stock and Class B common stock, the Continuing Equity Holders hold approximately 66.3% of the economic interest and voting power in i3 Verticals, Inc.
i3 Verticals, Inc. is the sole managing member of i3 Verticals, LLC and as a result, consolidates the financial results of i3 Verticals, LLC and reports a non-controlling interest representing the Common Units of i3 Verticals, LLC held by the Continuing Equity Owners.
As the Reorganization Transactions are considered transactions between entities under common control, the financial statements retroactively reflect the accounts of i3 Verticals, LLC for periods prior to the IPO and Reorganization Transactions.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the reporting and disclosure rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the unaudited condensed consolidated financial statements of the Company and its subsidiaries as of June 30, 2018 and for the three and nine months ended June 30, 2018 and 2017. The results of operations for the three and nine months ended June 30, 2018 and 2017 are not necessarily indicative of the operating results for the full year. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related footnotes of i3 Verticals, LLC and subsidiaries for the years ended September 30, 2017 and 2016, included in our prospectus, dated June 20, 2018, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on June 21, 2018 (the “Prospectus”).
Principles of Consolidation
These interim condensed consolidated financial statements include the accounts of the Company and its subsidiary companies. All significant intercompany accounts and transactions have been eliminated in consolidation.

i3 VERTICALS, Inc.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)
June 30, 2018

Inventories
Inventories consist of point-of-sale equipment to be sold to customers and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Inventories were $1,247 and $454 at June 30, 2018 and September 30, 2017, respectively, and are included within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
Acquisitions
Business acquisitions have been recorded using the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. Where relevant, the fair value of contingent consideration included in an acquisition is calculated using a Monte Carlo simulation. The fair value of merchant relationships and non-compete assets acquired is identified using the Income Approach. The fair value of trade names acquired is identified using the Relief from Royalty Method. The fair value of deferred revenue is identified using the Adjusted Fulfillment Cost Method. After the purchase price has been allocated, goodwill is recorded to the extent the total consideration paid for the acquisition, including the acquisition date fair value of contingent consideration, if any, exceeds the sum of the fair values of the separately identifiable acquired assets and assumed liabilities. Acquisition costs for business combinations are expensed when incurred and recorded in selling general and administrative expenses in the accompanying condensed consolidated statements of operations.
Acquisitions not meeting the accounting criteria to be accounted for as a business combination are accounted for as an asset acquisition. An asset acquisition is recorded at its purchase price, inclusive of acquisition costs, which is allocated among the acquired assets and assumed liabilities based upon their relative fair values at the date of acquisition.
The operating results of an acquisition are included in the Company’s condensed consolidated statements of operations from the date of such acquisition. Acquisitions completed during the nine months ended June 30, 2018 contributed $17,052 and $3,285 of revenue and net income, respectively, to the results in our condensed consolidated statements of operations for the nine months then ended.
Revenue Recognition and Deferred Revenue
Revenue is recognized when it is realized or realizable and earned, in accordance with ASC 605, Revenue Recognition (“ASC 605”). Recognition occurs when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been performed; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. The Company accrues for rights of refund, processing errors or penalties, or other related allowances based on historical experience.
More than 85% of our gross revenue for the nine months ended June 30, 2018 and 2017 is derived from volume-based payment processing fees (“discount fees”) and other related fixed transaction or service fees. The remainder is comprised of sales of software licensing subscriptions, ongoing support, and other POS-related solutions the Company provides to its clients directly and through its processing bank relationships.

i3 VERTICALS, Inc.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)
June 30, 2018

Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed. Discount fees are recognized at the time the merchants’ transactions are processed. The Company follows the requirements of ASC 605-45 Revenue Recognition—Principal Agent Considerations, in determining its merchant processing services revenue reporting. Generally, where the Company has control over merchant pricing, merchant portability, credit risk and ultimate responsibility for the merchant relationship, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange fees paid to card issuing banks and assessments paid to payment card networks pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Revenues generated from merchant portfolios where the Company does not have control over merchant pricing, liability for merchant losses or credit risk or rights of portability are reported net of interchange and other fees.
Revenues are also derived from a variety of fixed transaction or service fees, including authorization fees, convenience fees, statement fees, annual fees, and fees for other miscellaneous services, such as handling chargebacks.
Revenues from sales of the Company’s software licensing subscriptions are recognized when they are realized or realizable and earned. Contractual arrangements are evaluated for indications that multiple element arrangements may exist including instances where more-than-incidental software deliverables are included. Arrangements may contain multiple elements, such as hardware, software products, maintenance, and professional installation and training services. Revenues are allocated to each element based on the selling price hierarchy. The selling price for a deliverable is based on vendor specific objective evidence of selling price, if available, third party evidence, or estimated selling price. The Company establishes estimated selling price, based on the judgment of the Company's management, considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. In arrangements with multiple elements, the Company determines allocation of the transaction price at inception of the arrangement based on the relative selling price of each unit of accounting.
In multiple element arrangements where more-than-incidental software deliverables are included, the Company applied the residual method to determine the amount of software license revenues to be recognized. Under the residual method, if fair value exists for undelivered elements in a multiple-element arrangement, such fair value of the undelivered elements is deferred with the remaining portion of the arrangement consideration recognized upon delivery of the software license or services arrangement. The Company allocates the fair value of each element of a software related multiple-element arrangement based upon its fair value as determined by vendor specific objective evidence of selling price, with any remaining amount allocated to the software license. If evidence of the fair value cannot be established for the undelivered elements of a software arrangement, then the entire amount of revenue under the arrangement is deferred until these elements have been delivered or objective evidence can be established. These amounts, if any, are included in deferred revenue in the condensed consolidated balance sheets. Revenues related to software licensing subscriptions, maintenance or other support services with terms greater than one month are recognized ratably over the term of the agreement.
Revenues from sales of the Company’s combined hardware and software element are recognized when they are realized or realizable and earned which has been determined to be upon the delivery of our product. Revenues derived from service fees are recognized at the time the services are performed and there are no further performance obligations. The Company’s training, installation, and repair services are billed and recognized as revenue as these services are performed.
Deferred revenue represents amounts billed to customers by the Company for services contracts. The initial prepaid contract agreement balance is deferred. The balance is then recognized as the services are provided over the contract term. Deferred revenue that is expected to be recognized as revenue within one year is recorded as short-term deferred revenue and the remaining portion is recorded as other long-term liabilities in the condensed consolidated balance sheets.

i3 VERTICALS, Inc.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)
June 30, 2018

Interchange and Network Fees and Other Cost of Services
Interchange and network fees consist primarily of fees that are directly related to discount fee revenue. These include interchange fees paid to issuers and assessment fees payable to card associations, which are a percentage of the processing volume we generate from Visa and Mastercard, as well as fees charged by card-issuing banks. Other costs of services include costs directly attributable to processing and bank sponsorship costs, which may not be based on a percentage of volume. These costs also include related costs such as residual payments to sales groups, which are based on a percentage of the net revenues generated from merchant referrals. In certain merchant processing bank relationships the Company is liable for chargebacks against a merchant equal to the volume of the transaction. Losses resulting from chargebacks against a merchant are included in other cost of services on the accompanying condensed consolidated statement of operations. The Company evaluates its risk for such transactions and estimates its potential loss from chargebacks based primarily on historical experience and other relevant factors. The reserve for merchant losses is included within accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets. The cost of equipment sold is also included in other cost of services. Interchange and other costs of services are recognized at the time the merchant's transactions are processed.
The Company accounts for all governmental taxes associated with revenue transactions on a net basis.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, the value of purchase consideration paid and identifiable assets acquired and assumed in acquisitions, goodwill and intangible asset impairment review, warrant valuation, revenue recognition for multiple element arrangements, loss reserves, assumptions used in the calculation of equity-based compensation and in the calculation of income taxes, and certain tax assets and liabilities as well as the related valuation allowances. Actual results could differ from those estimates.
Recently Issued Accounting Pronouncements
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting (Topic 718). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company has adopted this standard as of April 1, 2018. There was no impact on the Company’s condensed consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230). The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. As an emerging growth company, the Company will not be required to adopt this ASU until October 1, 2019. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this ASU should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the impact of the adoption of this principle on the Company’s interim condensed consolidated financial statements.

i3 VERTICALS, Inc.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)
June 30, 2018

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230). The update clarifies how cash receipts and cash payments in certain transactions are presented and classified in the statement of cash flows. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. As an emerging growth company, the Company will not be required to adopt this ASU until October 1, 2019. The update requires retrospective application to all periods presented but may be applied prospectively if retrospective application is impracticable. The Company is currently evaluating the impact of the adoption of this principle on the Company’s interim condensed consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718). The update requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the statement of operations. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether a benefit reduces taxes payable in the current period. Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. As a public business entity, the Company is an emerging growth company and has elected to use the extended transition period provided for such companies. As a result, the Company will not be required to adopt this ASU until October 1, 2018. The Company is currently evaluating the impact of the adoption of this principle on the Company’s interim condensed consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU amends the existing guidance by recognizing all leases, including operating leases, with a term longer than twelve months on the balance sheet and disclosing key information about the lease arrangements. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. As a public business entity, the Company is an emerging growth company and has elected to use the extended transition period provided for such companies. As a result, the Company will not be required to adopt this ASU until October 1, 2020. The update requires modified retrospective transition, with the option to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment and elect various practical expedients. The Company is currently evaluating the impact of the adoption of this principle on the Company’s interim condensed consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (Topic 606). The ASU supersedes the revenue recognition requirements in ASC 605. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard, as amended, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. As an emerging growth company, the Company will not be required to adopt this ASU until October 1, 2019. The amendment allows companies to use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company has formed a project team and is currently assessing the impact of the adoption of this principle on the Company’s interim condensed consolidated financial statements.

i3 VERTICALS, Inc.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)
June 30, 2018

3. ACQUISITIONS
During the nine months ended June 30, 2018, the Company acquired the following intangible assets and businesses:
Residual Buyouts
From time to time, the Company acquires future commission streams from sales agents in exchange for an upfront cash payment. This results in an increase in overall gross processing volume to the Company. The residual buyouts are treated as asset acquisitions, resulting in recording a residual buyout intangible asset at cost on the date of acquisition. These assets are amortized using a method of amortization that reflects the pattern in which the economic benefits of the intangible asset are expected to be utilized over their estimated useful lives.
During the nine months ended June 30, 2018, the Company purchased $1,208 in residual buyouts using a combination of cash on hand and borrowings on our revolving line of credit. The acquired residual buyout intangible assets have an estimated amortization period of two years.
Referral Agreements
From time to time, the Company enters into referral agreements with agent banks or other organizations (“referral partner”). Under these agreements, the referral partner exclusively refers its customers to the Company for credit card processing services. Total consideration paid for these agreements was $815, all of which was settled with cash on hand. Because the Company pays an up-front fee to compensate the referral partner, the amount is treated as an asset acquisition in which the Company has acquired an intangible stream of referrals. This asset is amortized over a straight-line period. The weighted-average amortization period for all intangibles acquired is five years.

i3 VERTICALS, Inc.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)
June 30, 2018

Purchase of San Diego Cash Register Company, Inc.
On October 31, 2017, the Company closed an agreement to purchase all of the outstanding stock of San Diego Cash Register Company, Inc. (“SDCR, Inc.”). The acquisition was completed to expand our revenue within the integrated POS market. Total purchase consideration was $20,834, which includes $104 of common units in i3 Verticals, LLC issued to the seller. The acquisition was funded using $20,000 in proceeds from the issuance of long-term debt from the Senior Secured Credit Facility (as defined in Note 5) and $730 of contingent cash consideration. The final purchase consideration of the acquired assets and assumed liabilities was allocated based on fair values as follows:

Cash and cash equivalents	$1,338
Accounts receivable	1,008
Related party receivable	773
Inventories	1,318
Prepaid expenses and other current assets	1,176
Property and equipment	69
Acquired merchant relationships	5,500
Non-compete agreements	40
Trade name	1,340
Goodwill	16,523
Total assets acquired	29,085

Accounts payable	1,342
Accrued expenses and other current liabilities	3,123
Deferred revenue, current	2,029
Other long-term liabilities	1,757
Net assets acquired	$20,834
The goodwill associated with the acquisition is not deductible for tax purposes. The acquired relationships contracts intangible asset has an estimated amortization period of twelve years. The non-compete agreement and trade name have an amortization period of two and five years, respectively. The weighted-average amortization period for all intangibles acquired is eleven years.
Acquisition-related costs for SDCR, Inc. were $293 and were expensed as incurred.
Certain provisions in the purchase agreement provide for additional consideration of up to $2,400, in the aggregate, to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreement, through October 2019. The Company determined the acquisition date fair value of the liability for the contingent consideration based on a discounted cash flow analysis. In each subsequent reporting period the Company will reassess its current estimates of performance relative to the targets and adjust the contingent liability to its fair value through earnings. See additional disclosures in Note 7.

i3 VERTICALS, Inc.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)
June 30, 2018

The following unaudited pro forma results of operations have been prepared as though the acquisitions of SDCR, Inc. had occurred on October 1, 2016 and of Fairway Payments, LLC (see Note 4 of the consolidated financial statements for the years ended September 30, 2017 and 2016 included in our Prospectus) had occurred on October 1, 2015. Pro forma adjustments were made to reflect the impact of depreciation and amortization, changes to executive compensation and the revised debt load, all in accordance with ASC 805. This pro forma information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made on these dates, or of results of operations that may occur in the future.

	Nine months ended June 30,
	2018	2017
Revenue	$240,998	$240,492
Net income (loss)	$(7,545)	$5,859
Purchase of Court Solutions, LLC
On December 1, 2017, the Company acquired certain assets of Court Solutions, LLC (“CS, LLC”). The acquisition was completed to expand the Company’s merchant base and increase our processing base in the public sector. Total purchase consideration was $2,890 including $2,200 in cash and revolver proceeds and $690 of contingent cash consideration. The final purchase consideration of the acquired assets and assumed liabilities was allocated based on fair values as follows:

Property and equipment	$5
Capitalized software	100
Other assets	4
Acquired merchant relationships	1,500
Goodwill	1,281
Total assets acquired	$2,890
The goodwill associated with the acquisition is deductible for tax purposes. The acquired merchant relationships intangible asset has an estimated amortization period of fifteen years.
Acquisition-related costs for CS, LLC amounted to approximately $117 and were expensed as incurred.
Certain provisions in the purchase agreement provide for additional consideration of up to $2,800, in the aggregate, to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreement, through November 2019. The Company determined the acquisition date fair value of the liability for the contingent consideration based on a discounted cash flow analysis. In each subsequent reporting period, the Company will reassess its current estimates of performance relative to the targets and adjust the contingent liability to its fair value through earnings. See additional disclosures in Note 7.
The pre-acquisition operating results of CS, LLC are not considered material to the condensed consolidated results of operations of the Company. As such, the Company has not disclosed supplemental pro forma revenue and earnings, in accordance with ASC 805.
Purchase of Enterprise Merchant Solutions, Inc.
On January 31, 2018, the Company acquired certain assets and assumed certain liabilities of Enterprise Merchant Solutions, Inc. (“EMS, Inc.”). The acquisition was completed to expand our revenue within the integrated POS market. Total purchase consideration was $6,664, including $6,000 in cash and revolver proceeds and $664 of contingent cash consideration. The final purchase consideration of the acquired assets and assumed liabilities was allocated based on fair values as follows:

i3 VERTICALS, Inc.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)
June 30, 2018

Inventories	$130
Property and equipment	14
Acquired merchant relationships	1,500
Non-compete agreements	1,400
Trade name	200
Goodwill	3,845
Total assets acquired	7,089

Accrued expenses and other current liabilities	442
Deferred revenue, current	190
Net assets acquired	$6,457
The goodwill associated with the acquisition is deductible for tax purposes. The acquired relationships contracts intangible asset has an estimated amortization period of fifteen years. The non-compete agreement and trade name have an amortization period of three and five years, respectively. The weighted-average amortization period for all intangibles acquired is nine years.
Acquisition-related costs for EMS, Inc. were $93 and were expensed as incurred.
Certain provisions in the purchase agreement provide for additional consideration of up to $9,000, in the aggregate, to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreement, through January 2020. The Company determined the acquisition date fair value of the liability for the contingent consideration based on a discounted cash flow analysis. In each subsequent reporting period the Company will reassess its current estimates of performance relative to the targets and adjust the contingent liability to its fair value through earnings. See additional disclosures in Note 7.
The pre-acquisition operating results of EMS, Inc. are not considered material to the condensed consolidated results of operations of the Company. As such, the Company has not disclosed supplemental pro forma revenue and earnings, in accordance with ASC 805.
4. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill are as follows:

	Merchant Services	Other	Total
Balance at September 30, 2017 (net of accumulated impairment losses of $11,458 and $0, respectively)	$49,173	$9,344	$58,517
Goodwill attributable to the acquisitions of SDCR, Inc., CS, LLC and EMS, Inc.	20,368	1,281	21,649
Balance at June 30, 2018	$69,541	$10,625	$80,166

i3 VERTICALS, Inc.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)
June 30, 2018

Intangible assets consisted of the following as of June 30, 2018:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Merchant relationships	$92,691	$(32,365)	$60,326	15 years – accelerated or straight-line
Non-compete agreements	1,865	(413)	1,452	2 to 3 years – straight-line
Website development costs	18	(13)	5	3 years – straight-line
Trade names	3,717	(1,610)	2,107	2 to 5 years – straight-line
Residual buyouts	1,684	(531)	1,153	2 years – straight-line
Referral agreements	800	(116)	684	5 years – straight-line
Total finite-lived intangible assets	100,775	(35,048)	65,727

Indefinite-lived intangible assets:
Trademarks	32	—	32
Total identifiable intangible assets	$100,807	$(35,048)	$65,759
Amortization expense for intangible assets amounted to $2,376 and $7,007 during the three and nine months ended June 30, 2018, respectively, and $1,800 and $5,665 during the three and nine months ended June 30, 2017, respectively.
Based on gross carrying amounts at June 30, 2018, our estimate of future amortization expense for intangible assets are presented in the table below.

2018 (three months remaining)	$2,301
2019	8,361
2020	6,724
2021	5,904
2022	5,565
Thereafter	36,872
$65,727

i3 VERTICALS, Inc.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)
June 30, 2018

5. LONG-TERM DEBT, NET
A summary of long-term debt, net as of June 30, 2018 and September 30, 2017 is as follows:

		June 30,	September 30,
	Maturity	2018	2017
Notes payable to Mezzanine Lenders	November 29, 2020	$—	$10,500
Unsecured notes payable to related and unrelated creditors	February 14, 2019	—	16,108
Term loans to bank under the 2016 Senior Secured Credit Facility	April 29, 2020	—	14,000
Revolving lines of credit to banks under the 2016 Senior Secured Credit Facility	April 29, 2020	—	71,600
Term loans to bank under the Senior Secured Credit Facility	October 30, 2022	36,250	—
Revolving lines of credit to banks under the Senior Secured Credit Facility	October 30, 2022	—	—
Debt issuance costs, net		(1,707)	(1,372)
Total long-term debt, net of issuance costs		34,543	110,836
Less current portion of long-term debt		(5,000)	(4,000)
Long-term debt, net of current portion		$29,543	$106,836
Senior Secured Credit Facility
On October 30, 2017, the Company replaced its existing credit facility with a new credit agreement (“the Senior Secured Credit Facility”). The Company concluded that the Senior Secured Credit Facility should be accounted for as a debt modification based on the guidance in ASC 470-50. The Senior Secured Credit Facility consists of term loans in the original principal amount of $40,000 and a $110,000 revolving line of credit. The Senior Secured Credit Facility accrues interest, payable monthly, at prime plus a margin of 0.50% to 2.00% (2.00% as of June 30, 2018) or at the 30-day LIBOR rate plus a margin of 2.75% to 4.00% (4.00% as of June 30, 2018), in each case depending on the ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the Senior Secured Credit Facility requires the Company to pay unused commitment fees of up to 0.15% to 0.30% (0.30% as of June 30, 2018) on any undrawn amounts under the revolving line of credit. The maturity date of the Senior Secured Credit Facility is October 30, 2022. Principal payments of $1,250 are due on the last day of each calendar quarter until the maturity date, when all outstanding principal and accrued and unpaid interest are due. At June 30, 2018 there was $110,000 available for borrowing under the revolving line of credit.
The Senior Secured Credit Facility is secured by substantially all assets of the Company. The notes payable to banks and revolving line of credit to banks hold senior rights to collateral and principal repayment over all other creditors.
The provisions of the Senior Secured Credit Facility place certain restrictions and limitations upon the Company. These include, among others, restrictions on liens, investments, indebtedness, fundamental changes and dispositions; maintenance of certain financial ratios; and certain non-financial covenants pertaining to the activities of the Company during the period covered. The Company was in compliance with such covenants as of June 30, 2018. In addition, the Senior Secured Credit Facility restricts our ability to make dividends or other distributions to the holders of our equity. We are permitted to (i) make cash distributions to the holders of our equity in order to pay taxes incurred by owners of equity in i3 Verticals, LLC, by reason of such ownership, (ii) move intercompany cash between subsidiaries that are joined to the Senior Secured Credit Facility, (iii) repurchase equity from employees, directors, officers or consultants after the Reorganization Transactions in an aggregate amount not to exceed $1,500 per year, and (iv) make other dividends or distributions in an aggregate amount not to exceed 5% of the net cash proceeds received from any additional common equity issuance after an

i3 VERTICALS, Inc.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)
June 30, 2018

initial public offering. We are also permitted to make non-cash dividends in the form of additional equity issuances. All other forms of dividends or distributions are prohibited under the Senior Secured Credit Facility.
Notes payable to Mezzanine Lenders
During 2013, the Company issued notes payable in the aggregate principal amount of $10,500 (the “Mezzanine Notes”) to three creditors. The Mezzanine Notes accrued interest at a fixed rate of 12.0%, payable monthly, and were due to mature in November 2020. The Mezzanine Notes were secured by substantially all assets of the Company in accordance with the terms of the security agreement and were subordinate to the Senior Secured Credit Facility.
In June 2018, all of the outstanding aggregate principal balance and accrued interest on the Mezzanine Notes was repaid with proceeds from the Company’s IPO. As part of the extinguishment of the Mezzanine Notes, $78 of unamortized debt issuance costs were written off.
Mezzanine Warrants
In connection with the issuance of the Mezzanine Notes, the Company granted detachable warrants (“Mezzanine Warrants”) to purchase 1,423,688 common units in i3 Verticals, LLC. The Mezzanine Warrants were determined to have no material value as of the grant date. The intrinsic value of the Mezzanine Warrants was $767 as of September 30, 2017, and they had an exercise price of $0.01. On June 25, 2018, in conjunction with the Reorganization Transactions described in Note 1, all existing Mezzanine Warrants were exercised for common units in i3 Verticals, LLC. The intrinsic value of the Mezzanine Warrants at that date was $9,241. The change in the fair market value of the warrants for the nine months ended June 30, 2018 is reflected within our condensed consolidated statement of operations.
Unsecured notes payable to related and unrelated creditors
During 2014, the Company issued notes payable (“Junior Subordinated Notes”) to unrelated and related creditors. The Junior Subordinated Notes accrued interest, payable monthly, at a fixed rate of 10.0% and were due to mature on February 14, 2019, when all outstanding principal and accrued and unpaid interest was due. At September 30, 2017, $16,108 of the Junior Subordinated Notes remained outstanding.
In connection with the issuance of the Junior Subordinated Notes, the Company granted detachable warrants (“Junior Subordinated Notes Warrants”) to purchase 1,433,920 common units in i3 Verticals, LLC. Management determined that the warrants had no material value as of the grant date, and none of the proceeds from the notes was attributed to the warrants. The warrants are accounted for as equity. See additional disclosures in Note 9.
In June 2018, in connection with the Company's IPO and as part of the Reorganization Transactions, $8,054 of the Junior Subordinated Notes were converted to newly issued shares of the Company's Class A common stock, as described in Note 1, and the remaining $8,054 of the Junior Subordinated Notes was repaid with proceeds from the Company's IPO. As part of the extinguishment of the Junior Subordinated Notes, $43 of unamortized debt issuance costs were written off.
6. INCOME TAXES
i3 Verticals, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from i3 Verticals, LLC based on i3 Verticals, Inc.'s economic interest in i3 Verticals, LLC. i3 Verticals, LLC's members, including the Company are liable for federal, state and local income taxes based on their share of i3 Verticals, LLC's pass-through taxable income. i3 Verticals, LLC is not a taxable entity for federal income tax purposes but is subject to and reports entity level tax in both Tennessee and Texas. In addition, certain subsidiaries of i3 Verticals, LLC are corporations that are subject to state and Federal income taxes.
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the Company’s estimated tax rate changes, it

i3 VERTICALS, Inc.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)
June 30, 2018

makes a cumulative adjustment in that period. The Company’s provision for income taxes was $692 and $553 for the three and nine months ended June 30, 2018, respectively, and $171 and $101 during the three and nine months ended June 30, 2017, respectively.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. The new legislation contains several key tax provisions, including the reduction of the federal corporate income tax rate to 21% effective January 1, 2018, as well as a variety of other changes, including limitation of the tax deductibility of interest expense, acceleration of expensing of certain business assets and reductions in the amount of executive pay that could qualify as a tax deduction. The Company is assessing the impact of the enacted tax law on its business and its consolidated financial statements and recorded a provisional discrete tax benefit related to the re-measurement of its deferred tax assets and liabilities at SDCR, Inc. of $504 for the reduced federal tax rates during the nine-month period ended June 30, 2018.
Tax Receivable Agreement
On June 25, 2018, the Company entered into a Tax Receivable Agreement with i3 Verticals, LLC and each of the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that it actually realizes, or in some circumstances, is deemed to realize in its tax reporting, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of Common Units of i3 Verticals, LLC for Class A common stock of i3 Verticals, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. These tax benefit payments are not conditioned upon one or more of the Continuing Equity Owners maintaining a continued ownership interest in i3 Verticals, LLC. If a Continuing Equity Owner transfers Common Units but does not assign to the transferee of such units its rights under the Tax Receivable Agreement, such Continuing Equity Owner generally will continue to be entitled to receive payments under the Tax Receivable Agreement arising in respect of a subsequent exchange of such Common Units. In general, the Continuing Equity Owners’ rights under the Tax Receivable Agreement may not be assigned, sold, pledged or otherwise alienated to any person, other than certain permitted transferees, without (a) the Company's prior written consent, which should not be unreasonably withheld, conditioned or delayed, and (b) such persons becoming a party to the Tax Receivable Agreement and agreeing to succeed to the applicable Continuing Equity Owner’s interest therein. The Company expects to benefit from the remaining 15% of the tax benefits, if any, that the Company may realize.
During the three and nine months ended June 30, 2018, in conjunction with the Company's IPO, i3 Verticals, Inc. purchased Class B common stock from a Continuing Equity Owner for $4,635. This transaction triggered an increase in the tax basis of i3 Verticals, LLC subject to the provisions of the Tax Receivable Agreement. We recognized a deferred tax asset in the amount of $960 and a corresponding liability of $816, representing 85% of the tax benefits due to the Continuing Equity Owners as of June 30, 2018.
7. FAIR VALUE MEASUREMENTS
The Company applies the provisions of ASC 820, Fair Value Measurement, which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or the price paid to transfer a liability as of the measurement date. A three-tier, fair-value reporting hierarchy exists for disclosure of fair value measurements based on the observability of the inputs to the valuation of financial assets and liabilities. The three levels are:
Level 1 — Quoted prices for identical instruments in active markets.
Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

i3 VERTICALS, Inc.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)
June 30, 2018

Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable in active exchange markets.
The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, settlement assets and obligations, accounts receivable, other assets, accounts payable, and accrued expenses, approximated their fair values as of June 30, 2018 and September 30, 2017, because of the relatively short maturity dates on these instruments. The carrying amount of debt approximates fair value as of June 30, 2018 and September 30, 2017, because interest rates on these instruments approximate market interest rates.
The Company has no Level 1 or Level 2 financial instruments. The following tables present the changes in our Level 3 financial instruments that are measured at fair value on a recurring basis.

	Mezzanine Warrants	Accrued Contingent Consideration
Balance at September 30, 2017	$767	$3,340
Change in the fair value of warrant liabilities, included in Other expenses	8,487	—
Exercise of warrant liabilities into Common Units	(9,254)	—
Contingent consideration accrued at time of business combination	—	2,084
Change in fair value of contingent consideration included in Operating expenses	—	3,280
Contingent consideration paid	—	(1,791)
Balance at June 30, 2018	$—	$6,913

	Mezzanine Warrants	Accrued Contingent Consideration
Balance at September 30, 2016	$1,182	$5,537
Change in the fair value of warrant liabilities, included in Other expenses	(58)	—
Contingent consideration accrued at time of business combination	—	1,221
Change in fair value of contingent consideration included in Operating expenses	—	177
Contingent consideration paid	—	(1,300)
Balance at June 30, 2017	$1,124	$5,635
Approximately $4,886 and $3,635 of contingent consideration was recorded in accrued expenses and other current liabilities as of June 30, 2018 and September 30, 2017, respectively. Approximately $2,027 and $2,000 of contingent consideration was recorded in other long-term liabilities as of June 30, 2018 and September 30, 2017, respectively.

i3 VERTICALS, Inc.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)
June 30, 2018

8. EQUITY-BASED COMPENSATION
A summary of equity-based compensation expense recognized during the three and nine months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
TRA non-participation compensatory shares	$741	$—	$741	$—
Stock options	76	—	76	—
Equity-based compensation expense	$817	$—	$817	$—
Amounts are included in general and administrative expense on the condensed consolidated statements of operations. No income tax benefits were recognized related to equity-based compensation during the three and nine months ended June 30, 2018 and 2017.
TRA Non-Participation Compensatory Shares
On June 25, 2018, the Company entered into a Tax Receivable Agreement with i3 Verticals, LLC and each of the Continuing Equity Owners as described in Note 6. The Former Equity Owners did not participate in the Tax Receivable Agreement. Therefore, as part of the Reorganization Transactions, the Class B common units held by the Former Equity Owners were converted into Class A common stock based on a conversion ratio that provided an equitable adjustment to reflect the full value of the Class B common units. For employees who are Former Equity Owners, this arrangement was a modification under ASC 718. We recognized stock-based compensation expense of $741 as part of the Reorganization Transactions as a result of this conversion.
Stock Options
In May 2018, we adopted the 2018 Equity Incentive Plan (the “2018 Plan”) under which we may grant up to 3,500,000 stock options and other equity-based awards to employees, directors and officers. The number of shares of Class A common stock available for issuance under the 2018 Plan includes an annual increase on the first day of each year beginning with the 2019 calendar year, equal to 4.0% of the outstanding shares of all classes of our common stock as of the last day of the immediately preceding calendar year, unless the Company’s board of directors determines prior to the last trading day of December of the immediately preceding calendar year that the increase shall be less than 4%. In connection with the IPO, we granted 2,045,000 stock options to our directors and certain employees. The stock options were granted with an exercise price of $13.00 per share and vest equally over a three year period.
The fair value of stock option awards was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

Expected volatility(1)	26.2%
Expected dividend yield(2)	—%
Expected term (in years)(3)	6.0
Risk-free interest rate(4)	2.9%
_________________

1.	Expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.

2.	We have assumed a dividend yield of zero as we have no plans to declare dividends in the foreseeable future.

3.	Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.

4.	The risk-free rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.

A summary of stock option activity for the nine months ended June 30, 2018 is as follows:

i3 VERTICALS, Inc.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)
June 30, 2018

	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	—	$—
Granted	2,045,000	13.00
Exercised	—	—
Forfeited	—	—
Outstanding at end of period	2,045,000	$13.00
The weighted-average grant date fair value of stock options granted during the nine months ended June 30, 2018 was $4.13. As of June 30, 2018, there were 2,045,000 stock options outstanding, of which none were exercisable. As of June 30, 2018, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $8,364, which is expected to be recognized over a weighted-average period of 3 years.
9. STOCKHOLDERS' / MEMBERS' EQUITY
In connection with the Company’s IPO, the Company’s board of directors approved an amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”), which became effective on June 25, 2018. The Amended and Restated Certificate of Incorporation authorizes the issuance of up to 150,000,000 shares of Class A common stock, up to 40,000,000 shares of Class B common stock and 10,000,000 shares of preferred stock, each having a par value of $0.0001 per share. Shares of Class A common stock have both economic and voting rights. Shares of Class B common stock have no economic rights, but do have voting rights. Holders of shares of Class A common stock and Class B common stock are entitled to one vote per share on all matters presented to stockholders generally. The Company’s board of directors has the discretion to determine the rights, preferences, privileges, restrictions and restrictions of any series of preferred stock.
On June 25, 2018, the Company completed the IPO of 7,647,500 shares of its Class A common stock. In connection with the IPO, the Company and i3 Verticals, LLC completed the Reorganization Transactions, pursuant to which all outstanding vested and non-vested Class A units, Class P units and common units were converted into new Common Units. Former equity owners' Common Units converted into newly issued Class A common stock. Continuing equity owners received newly issued Class B common stock. For further descriptions of the IPO and Reorganization Transactions see Note 1.
i3 Verticals, LLC Recapitalization
As noted above, the i3 Verticals, LLC Limited Liability Company Agreement, among other things, appointed the Company as i3 Verticals, LLC’s sole managing member and reclassified all outstanding membership interests in i3 Verticals, LLC as non-voting common units. As the sole managing member of i3 Verticals, LLC, the Company controls the management of i3 Verticals, LLC. As a result, the Company consolidates i3 Verticals, LLC’s financial results and reports a non-controlling interest related to the economic interest of i3 Verticals, LLC held by the Continuing Equity Owners.

i3 VERTICALS, Inc.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)
June 30, 2018

The Amended and Restated Certificate of Incorporation and the i3 Verticals, LLC Limited Liability Company Agreement discussed above require i3 Verticals, LLC and the Company, at all times, to maintain (i) a one-to-one ratio between the number of shares of Class A common stock issued by the Company and the number of Common Units owned by the Company and (ii) a one-to-one ratio between the number of shares of Class B common stock owned by the Continuing Equity Owners and the number of Common Units owned by the Continuing Equity Owners (other than shares of our Class A common stock under unvested options we issue, treasury stock and preferred stock (the “Excluded Common Units”)). The Company may issue shares of Class B common stock only to the extent necessary to maintain the one-to-one ratio between the number of Common Units of i3 Verticals, LLC held by the Continuing Equity Owners (other than the Excluded Common Units) and the number of shares of Class B common stock issued to the Continuing Equity Owners. Shares of Class B common stock are transferable only together with an equal number of Common Units of i3 Verticals, LLC. Only permitted transferees of Common Units held by the Continuing Equity Owners will be permitted transferees of Class B common stock.
The Continuing Equity Owners may from time to time at each of their options (subject, in certain circumstances, to time-based vesting requirements) require i3 Verticals, LLC to redeem all or a portion of their Common Units in exchange for, at i3 Verticals, LLC’s election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Common Unit redeemed, in each case in accordance with the terms of the i3 Verticals, LLC Limited Liability Company Agreement; provided that, at the Company’s election, the Company may effect a direct exchange of such Class A common stock or such cash, as applicable, for such Common Units. The Continuing Equity Owners may exercise such redemption right for as long as their Common Units remain outstanding. Simultaneously with the payment of cash or shares of Class A common stock, as applicable, in connection with a redemption or exchange of Common Units pursuant to the terms of the i3 Verticals, LLC Limited Liability Company Agreement, a number of shares of our Class B common stock registered in the name of the redeeming or exchanging Continuing Equity Owner will be canceled for no consideration on a one-for-one basis with the number of Common Units so redeemed or exchanged.
Junior Subordinated Notes Warrants
As of September 30, 2017 there were in the aggregate 1,433,920 warrants outstanding and exercisable to purchase Common Units which are classified as equity instruments (“Junior Subordinated Notes Warrants”). The warrants were issued in connection with the issuance of the Junior Subordinated Notes (Note 5). The intrinsic value of the Junior Subordinated Notes Warrants was $0 as of September 30, 2017, and they had an exercise price of $2.095 per common unit. On June 25, 2018, in conjunction with the Reorganization Transactions described in Note 1, all existing Junior Subordinated Notes Warrants were exercised for common units in i3 Verticals, LLC.

i3 VERTICALS, Inc.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)
June 30, 2018

10. COMMITMENTS AND CONTINGENCIES
Leases
The Company utilizes office space and equipment under operating leases. Rent expense under these leases amounted to $419 and $1,105 during the three and nine months ended June 30, 2018 and 2017, respectively, and $237 and $720 during the three and nine months ended June 30, 2017, respectively.
A summary of approximate future minimum payments under these leases as of June 30, 2018 is as follows:

Years ending September 30:
2018 (three months remaining)	$381
2019	1,729
2020	1,606
2021	1,249
2022	1,136
Thereafter	2,338
Total	$8,439
Minimum Processing Commitments
We have non-exclusive agreements with several processors to provide us services related to transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Certain of these agreements require us to submit a minimum monthly number of transactions for processing. If we submit a number of transactions that is lower than the minimum, we are required to pay to the processor the fees it would have received if we had submitted the required minimum number of transactions. As of June 30, 2018, such minimum fee commitments were as follows:

Years ending September 30:
2018 (three months remaining)	$903
2019	2,387
2020	1,275
Thereafter	—
Total	$4,565
Litigation
With respect to all legal, regulatory and governmental proceedings, and in accordance with ASC 450-20, Contingencies—Loss Contingencies, the Company considers the likelihood of a negative outcome. If the Company determines the likelihood of a negative outcome with respect to any such matter is probable and the amount of the loss can be reasonably estimated, the Company records an accrual for the estimated amount of loss for the expected outcome of the matter. If the likelihood of a negative outcome with respect to material matters is reasonably possible and the Company is able to determine an estimate of the amount of possible loss or a range of loss, whether in excess of a related accrued liability or where there is no accrued liability, the Company discloses the estimate of the amount of possible loss or range of loss. However, the Company in some instances may be unable to estimate an amount of possible loss or range of loss based on the significant uncertainties involved in, or the preliminary nature of, the matter, and in these instances the Company will disclose the nature of the contingency and describe why the Company is unable to determine an estimate of possible loss or range of loss.

i3 VERTICALS, Inc.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)
June 30, 2018

In addition, the Company is involved in ordinary course legal proceedings, which include all claims, lawsuits, investigations and proceedings, including unasserted claims, which are probable of being asserted, arising in the ordinary course of business and otherwise not described below. The Company has considered all such ordinary course legal proceedings in formulating its disclosures and assessments.
On June 14, 2016, Expert Auto Repair, Inc., for itself and on behalf of a class of additional plaintiffs, and Jeff Straight initiated a class action lawsuit against us, as alleged successor to Merchant Processing Solutions, LLC, in the Los Angeles County Superior Court of California, seeking damages, restitution and declaratory and injunctive relief (the “Expert Auto Litigation”). The plaintiffs alleged that Merchant Processing Solutions, LLC, our alleged predecessor, engaged in unfair business practices in the merchant services sector including unfairly inducing merchants to obtain credit and debit card processing services and thereafter assessing them with improper fees. Subject to final court approval, we have entered into a settlement agreement to settle the plaintiffs’ claims for $995. On April 10, 2018, the Court granted conditional class certification and preliminary approval of the agreed settlement and scheduled the final fairness hearing and final approval of the settlement for December 14, 2018. The reserved amount is reflected in accrued expenses and other current liabilities as of June 30, 2018. The amount was included in general and administrative expenses in our consolidated statement of operations for the year ended September 30, 2017.
In connection with the Expert Auto Litigation, on November 3, 2016 our insurance carrier, Starr Indemnity and Liability Company, Inc. (“Starr”), filed a complaint against us in the United States District Court for the Middle District of Tennessee, seeking a declaration from the court that Starr's policy provided no coverage for the Expert Auto Litigation. This action was subsequently dismissed for lack of subject matter jurisdiction, prompting Starr to move the court to reconsider and on February 15, 2017 to file a complaint against us in the Twentieth Judicial District of the Davidson County Chancery Court of Tennessee repeating its federal court claims (although Starr has since dismissed the complaint in the Davidson County Chancery Court). Thereafter, after reconsidering its dismissal for lack of subject matter jurisdiction, the United States District Court for the Middle District of Tennessee revived Starr’s complaint, allowing Starr’s action to continue in federal court.
On April 13, 2018, the court issued an order to (i) stay discovery in the matter, (ii) allow Starr to file a motion for judgment on the pleadings by May 21, 2018 (which was filed) and (iii) require the Company to respond to such motion by June 8, 2018 (which the Company did). In the meantime, the Company filed its answer and counterclaim to Starr’s complaint and Starr then filed a motion to dismiss a portion of this counterclaim. On August 7, 2018, the court denied Starr's motion for judgment on the pleadings and also denied Starr's motion to dismiss in relation to the Company's counterclaim. The court has set a case management conference for August 27, 2018. The Company intends to continue to vigorously defend against Starr’s claims and to continue to pursue its own counterclaim.
Other
Our subsidiary CP-PS, LLC has certain indemnification obligations in favor of FDS Holdings, Inc. related to the acquisition of certain assets of Merchant Processing Solutions, LLC in February 2014. We have incurred expenses related to these indemnification obligations in prior periods and may have additional expenses in the future. However, after taking into consideration the evaluation of such matters by the Company’s legal counsel, the Company’s management believes at this time that the anticipated outcome of any existing or potential indemnification liabilities related to this matter will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
11. RELATED PARTY TRANSACTIONS
Related parties held $6,158 of our Company’s Junior Subordinated Notes as of September 30, 2017. As described Note 5, in connection with the Company's IPO and as part of the Reorganization Transactions, $924 of the Junior Subordinated Notes held by related parties was converted to newly issued shares of the Company's Class A common stock. Also in June 2018, the remaining $5,234 of the Junior Subordinated Notes held by related parties were repaid with proceeds from the Company's IPO. Interest expense to related parties for the Company’s

i3 VERTICALS, Inc.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)
June 30, 2018

Junior Subordinated Notes amounted to $145 and $457 during the three and nine months ended June 30, 2018, respectively, $168 and $471 during the three and nine months ended June 30, 2017, respectively.
All lenders party to the Company’s Mezzanine Notes are considered related parties, through their ownership interest in the Company and affiliated director relationships. Outstanding Mezzanine Notes payable to related parties amounted to $10,500 as of June 30, 2018 and September 30, 2017. In June 2018, the Mezzanine Notes were repaid in full with proceeds from the Company's IPO. Interest expense to related parties for the Company’s Mezzanine Notes amounted to $315 and $952 during the three and nine months ended June 30, 2018, respectively, $319 and $956 during the three and nine months ended June 30, 2017, respectively.
In April, 2016, we entered into a purchase agreement to purchase certain assets of Axia, LLC. On April 29, 2016, the Company entered into a Processing Services Agreement (the “Axia Tech Agreement”) with Axia Technologies, LLC (“Axia Tech”), an entity controlled by the previous owner of Axia, LLC. Under the Axia Tech Agreement, we agreed to provide processing services for certain merchants as designated by Axia Tech from time to time. In accordance with ASC 605-45, revenue from the processing services is recognized net of interchange, residual expense and other fees. We earned net revenues related to the Axia Tech Agreement of $13 and $37 during the three and nine months ended June 30, 2018, respectively, and $8 and $17 during the three and nine months ended June 30, 2017, respectively. i3 Verticals, LLC, our CEO and our CFO own 3%, 11% and 1%, respectively, of the outstanding equity of Axia Tech.
12. SEGMENTS
The Company determines its operating segments based on how the chief operating decision making group monitors and manages the performance of the business. The Company’s operating segments are strategic business units that offer different products and services.
Our core business is delivering seamless integrated payment and software solutions to small- and medium-sized businesses (“SMBs”) and organizations in strategic vertical markets. This is primarily accomplished through Merchant Services, which constitutes an operating segment. We also provide integrated payment services with proprietary owned software. The proprietary owned software operating segments do not meet applicable materiality thresholds for separate segment disclosure or aggregation, but are included as the primary components of an “other” category under GAAP as set forth below. The other category also includes corporate overhead expenses.
We primarily use processing margin to measure operating performance. The following is a summary of reportable segment operating performance for the three and nine months ended June 30, 2018 and 2017.

i3 VERTICALS, Inc.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)
June 30, 2018

	As of and for the Three Months Ended June 30, 2018
	Merchant Services	Other	Total
Revenue	$79,766	$4,770	$84,536

Operating expenses
Interchange and network fees	54,673	1,032	55,705
Other costs of services	10,693	368	11,061
Selling general and administrative	6,126	4,570	10,696
Depreciation and amortization	2,424	576	3,000
Change in fair value of contingent consideration	88	1,063	1,151
Income from operations	$5,762	$(2,839)	$2,923

Processing margin(1)	$18,130	$3,489	$21,619
Total assets	$142,866	$23,814	$166,680
Goodwill	$69,541	$10,625	$80,166
__________________________

1.
Processing margin is equal to revenue less interchange and network fees, less other costs of services. $3,730 and $119 of residual expense, a component of other costs of services, are added back to the Merchant Services segment and Other category, respectively.

	As of and for the Nine Months Ended June 30, 2018
	Merchant Services	Other	Total
Revenue	$224,671	$14,784	$239,455

Operating expenses
Interchange and network fees	155,012	3,565	158,577
Other costs of services	28,949	1,170	30,119
Selling general and administrative	17,127	12,610	29,737
Depreciation and amortization	7,140	1,736	8,876
Change in fair value of contingent consideration	1,535	1,745	3,280
Income from operations	$14,908	$(6,042)	$8,866

Processing margin(1)	$50,923	$10,483	$61,406
__________________________

1.
Processing margin is equal to revenue less interchange and network fees, less other costs of services. $10,213 and $434 of residual expense, a component of other costs of services, are added back to the Merchant Services segment and Other category, respectively.

i3 VERTICALS, Inc.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)
June 30, 2018

	As of and for the Three Months Ended June 30, 2017
	Merchant Services	Other	Total
Revenue	$63,413	$2,913	$66,326

Operating expenses
Interchange and network fees	47,737	826	48,563
Other costs of services	6,996	185	7,181
Selling general and administrative	3,042	3,187	6,229
Depreciation and amortization	1,903	479	2,382
Change in fair value of contingent consideration	29	(775)	(746)
Income from operations	$3,706	$(989)	$2,717

Processing margin(1)	$11,738	$1,956	$13,694
Total assets	$75,331	$20,175	$95,506
Goodwill	$29,863	$9,344	$39,207
__________________________

1.
Processing margin is equal to revenue less interchange and network fees, less other costs of services. $3,058 and $54 of residual expense, a component of other costs of services, are added back to the Merchant Services segment and Other category, respectively.

	As of and for the Nine Months Ended June 30, 2017
	Merchant Services	Other	Total
Revenue	$180,445	$10,347	$190,792

Operating expenses
Interchange and network fees	134,781	2,898	137,679
Other costs of services	19,891	905	20,796
Selling general and administrative	9,475	9,690	19,165
Depreciation and amortization	5,932	1,521	7,453
Change in fair value of contingent consideration	592	(415)	177
Income from operations	$9,774	$(4,252)	$5,522

Processing margin(1)	$34,365	$6,768	$41,133
__________________________

1.
Processing margin is equal to revenue less interchange and network fees, less other costs of services. $8,592 and $224 of residual expense, a component of other costs of services, are added back to the Merchant Services segment and Other category, respectively.

Corporate overhead expenses contributed losses from operations of $2,721 and $7,190, and depreciation and amortization of $59 and $122 for the three and nine months ended June 30, 2018, respectively. Corporate overhead expenses contributed losses from operations of $1,534 and $4,414, and depreciation and amortization of $30 and $87 for the three and nine months ended June 30, 2017, respectively.

i3 VERTICALS, Inc.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)
June 30, 2018

13. NON-CONTROLLING INTEREST
i3 Verticals, Inc. is the sole managing member of i3 Verticals, LLC and as a result consolidates the financial results of i3 Verticals, LLC and reports a non-controlling interest representing the Common Units of i3 Verticals, LLC held by the Continuing Equity Owners. Changes in i3 Verticals, Inc.’s ownership interest in i3 Verticals, LLC while i3 Verticals, Inc. retains its controlling interest in i3 Verticals, LLC will be accounted for as equity transactions. As such, future redemptions or direct exchanges of common units of i3 Verticals, LLC by the Continuing Equity Owners will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in capital when i3 Verticals, LLC has positive or negative net assets, respectively.
As of June 30, 2018, i3 Verticals, Inc. owned 9,091,903 of i3 Verticals, LLC Common Units, representing a 34.6% economic ownership interest in i3 Verticals, LLC.
14. EARNINGS PER SHARE
Basic earnings per share of Class A common stock is computed by dividing net income available to i3 Verticals, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing net income available to i3 Verticals, Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.
Prior to the IPO, the i3 Verticals, LLC membership structure included Class A units, common units and Class P units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO using the two-class method and determined that it resulted in values that would not be meaningful to the users of these unaudited condensed consolidated financial statements. Therefore, earnings per share information has not been presented for the fiscal 2018 periods ended June 24, 2018 and the three and nine months ended June 30, 2017. The basic and diluted earnings per share period for the three and nine months ended June 30, 2018 represents only the period from June 25 through June 30, 2018.

i3 VERTICALS, Inc.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)
June 30, 2018

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended June 30, 2018	Nine Months Ended June 30, 2018
Basic and dilutive net income (loss) per share:
Numerator
Net loss(1)	$(138)	$(138)
Less: Net loss attributable to non-controlling interests	(91)	(91)
Net loss attributable to Class A common stockholders	(47)	(47)
Denominator
Weighted average shares of Class A common stock outstanding(2)	8,812,630	8,812,630
Basic net loss per share	$(0.01)	$(0.01)
____________________

1.
Basic and diluted earnings per Class A common stock is presented only for the period after the Company’s Reorganization Transactions. As such, net loss used in the calculation represents the loss for the period from June 25 through June 30, 2018.

2.	Excludes 279,273 restricted Class A common stock units.

For the three and nine months ended June 30, 2018, 17,213,806 shares of Class B common stock, 2,045,000 stock options and 291,391 unvested Common Units were excluded from the weighted-average in the computation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive.
Shares of the Company's Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our prospectus, dated June 20, 2018, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on June 21, 2018 (the “Prospectus”) in connection with our initial public offering (“IPO”). The terms “i3 Verticals,” “we,” “us” and “our” and similar references refer (1) before the completion of our IPO or the reorganization transactions entered into in connection therewith (the “Reorganization Transactions”), which are described in the notes to condensed consolidated financial statements, to i3 Verticals, LLC and, where appropriate, its subsidiaries, and (2) after the Reorganization Transactions to i3 Verticals, Inc. and, where appropriate, its subsidiaries.
Special Note Regarding Forward-looking Statements
This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical facts contained in this report may be forward-looking statements. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “pro forma,” “continues,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” “would” or “should” or, in each case, their negative or other variations or comparable terminology.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. These factors include, but are not limited to, the following:

•	our ability to generate revenues sufficient to maintain profitability and positive cash flow;

•	competition in our industry and our ability to compete effectively;

•	our dependence on non-exclusive distribution partners to market our products and services;

•	our ability to keep pace with rapid developments and changes in our industry and provide new products and services;

•	liability and reputation damage from unauthorized disclosure, destruction or modification of data or disruption of our services;

•	technical, operational and regulatory risks related to our information technology systems and third-party providers’ systems;

•	reliance on third parties for significant services;

•	exposure to economic conditions and political risks affecting consumer and commercial spending, including the use of credit cards;

•	our ability to increase our existing vertical markets, expand into new vertical markets and execute our growth strategy;

•	our ability to successfully complete acquisitions and effectively integrate existing and future acquisitions into our operations and services;

•	degradation of the quality of our products, services and support;

•	our ability to retain clients, many of which are SMBs, which can be difficult and costly to retain;

•	our ability to successfully manage our intellectual property;

•	our ability to attract, recruit, retain and develop key personnel and qualified employees;

•	risks related to laws, regulations and industry standards;

•	our indebtedness and potential increases in our indebtedness;

•	operating and financial restrictions imposed by our Senior Secured Credit Facility; and

•	the risk factors included in the Prospectus and included in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry developments may differ materially from statements made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. The matters summarized under “Risk Factors” in the Prospectus could cause our actual results to differ significantly from those contained in our forward-looking statements. In addition, even if our results of operations, financial condition and liquidity, and industry developments are consistent with the forward-looking statements contained in this filing, those results or developments may not be indicative of results or developments in subsequent periods.
In light of these risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. Any forward-looking statement that we make in this filing speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statement or to publicly announce the results of any revision to any of those statements to reflect future events or developments, except as required by applicable law. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should only be viewed as historical data.
Executive Overview
Recognizing the convergence of software and payments, i3 Verticals was founded in 2012 with the purpose of delivering seamless integrated payment and software solutions to small- and medium-sized businesses (“SMBs”) and organizations in strategic vertical markets. Since commencing operations, we have built a broad suite of payment and software solutions that address the specific needs of SMBs and other organizations in our strategic vertical markets, and we believe our suite of solutions differentiates us from our competition. Our primary strategic vertical markets include education, non-profit, public sector, property management and healthcare. These vertical markets are large, growing and tend to have increasing levels of electronic payments adoption compared to other industries. In addition to our strategic vertical markets, we also have a growing presence in the business-to-business (“B2B”) payments market.
We distribute our payment technology and proprietary software solutions to our clients through our direct sales force as well as through a growing network of distribution partners, including independent software vendors (“ISVs”), value-added resellers (“VARs”), independent sales organizations (“ISOs”) and other referral partners, including financial institutions. Our ISV partners represent a significant distribution channel and enable us to accelerate our market penetration through a cost effective one-to-many distribution model that tends to result in high retention and faster growth.

Our integrated payment and software solutions feature embedded payment capabilities tailored to the specific needs of our clients in strategic vertical markets. Our configurable payment technology solutions integrate seamlessly into clients’ third-party business management systems, provide security that complies with Payment Card Industry Data Security Standards (“PCI DSS”) and include extensive reporting tools. In addition to integrations with third party software, we deliver our own proprietary software solutions that increase the productivity of our clients by streamlining their business processes, particularly in the education, property management and public sector markets. We believe our proprietary software further differentiates us from our competitors in these strategic verticals and enables us to maximize our payment-related revenue. Through our proprietary gateway, we offer our clients a single point of access for a broad suite of payment and software solutions, enabling omni-channel point of sale (“POS”), spanning brick and mortar and electronic and mobile commerce, including app-based payments.
We primarily focus on strategic vertical markets where we believe we can be a leader in vertically-focused, integrated payment and software solutions. Our strategic vertical markets include education, non-profit, public sector, property management and healthcare. We have a longer term goal of being a leader in six to ten strategic vertical markets. We target vertical markets where businesses and organizations tend to lack integrated payment functionality within their business management systems and where we face less competition for our solutions. In many cases, we deliver our proprietary software solutions to strategic vertical markets through the Payment Facilitator (“PayFac”) model, where we maintain a master merchant account, enabling clients to accept electronic payments through a sub-merchant contract. As more ISVs seek to differentiate their offerings by seamlessly integrating payment functionality into their software solutions, the PayFac model has gained significant momentum. Before PayFacs were an option, any business looking to accept credit cards was required to establish an individual merchant account, which is often costly and time-consuming for small merchants. Our PayFac solution streamlines and simplifies client onboarding, delivers ease of reporting and reconciliation and enables superior data management. In addition to our vertical markets, we have a growing presence in the B2B payments sector, which is among the fastest-growing segments within payments.
An important part of our long-term strategy is acquisition-driven growth. To date, we have completed nine “platform” acquisitions and twelve “tuck-in” acquisitions. Our platform acquisitions have opened new strategic vertical markets, broadened our technology and solutions suite and expanded our client base, while our tuck-in acquisitions have augmented our existing payment and software solutions and added clients. Our growth strategy is to continue to build our company through a disciplined combination of organic growth and growth through platform and tuck-in acquisitions.
Acquisitions
On January 31, 2018, we acquired certain assets and assumed certain liabilities of Enterprise Merchant Solutions, Inc. (“EMS, Inc.”). We used proceeds from our Senior Secured Credit Facility to fund the purchase consideration of $6.7 million, including $0.7 million of contingent consideration. We acquired EMS, Inc. to expand our presence within the integrated POS market.
On December 1, 2017, we acquired certain assets of Court Solutions, LLC (“CS, LLC”). We acquired CS, LLC to expand our presence within the public sector vertical market. We used proceeds from our Senior Secured Credit Facility to fund the net purchase consideration of $2.9 million, including $0.7 million of contingent consideration.
On October 31, 2017, we acquired all of the outstanding stock of San Diego Cash Register Company, Inc ("SDCR, Inc."). We acquired SDCR, Inc. to expand our presence within the integrated POS market. We used proceeds from our Senior Secured Credit Facility and the issuance of $0.1 million of common units in i3 Verticals, LLC to fund the net purchase consideration of $20.8 million, including $0.7 million of contingent consideration.
On August 1, 2017, we acquired the membership interests of Fairway Payments, LLC (“Fairway”). We acquired Fairway to add ISV distribution partners, to increase our presence in the healthcare and non-profit verticals and to provide another vendor for our payment processing services. We used proceeds from our revolving credit facility, the issuance of $12.5 million of Class A units and $0.3 million of common units in i3 Verticals, LLC to fund the net purchase consideration of $39.3 million.

On June 30, 2017, we acquired certain assets and assumed certain liabilities of C.C. Productions, Inc. (“CCP, Inc.”), a dealer of our products within the education market. We acquired CCP, Inc. to provide additional service to our education clients. We used proceeds from our revolving credit facility and cash on hand to fund the net purchase consideration of $1.2 million.
On December 1, 2016, we acquired substantially all of the assets of CSC Links, LLC (“CSC, LLC”). We acquired CSC, LLC to expand our client base in our verticals. We used proceeds from our revolving credit facility and cash on hand to fund the net purchase consideration of $5.2 million, including $1.2 million of accrued contingent cash consideration for a three-year earnout period.
The results of operations of these acquired businesses have been included in our financial statements since the applicable acquisition date. For additional information, see Note 3 to our unaudited condensed consolidated financial statements.
Our Revenue and Expenses
Revenues
We generate revenue primarily from payment processing services provided to clients, which principally include but are not limited to volume-based fees (“discount fees”), and to a lesser extent, software licensing subscriptions, ongoing support and other POS-related solutions we provide to our clients directly and through our distribution partners. Volume-based fees represent a percentage of the dollar amount of each credit or debit transaction processed. Revenues are also derived from a variety of fixed transaction or service fees, including authorization fees, convenience fees, statement fees, annual fees and fees for other miscellaneous services, such as handling chargebacks.
Expenses
Interchange and network fees. Interchange and network fees consist primarily of pass-through fees that make up a portion of discount fee revenue. These include assessment fees payable to card associations, which are a percentage of the processing volume we generate from Visa and Mastercard.
Other costs of services. Other costs of services include costs directly attributable to processing and bank sponsorship costs. These also include related costs such as residual payments to our distribution partners, which are based on a percentage of the net revenues (revenue less interchange and network fees) generated from client referrals. Losses resulting from excessive chargebacks against a client are included in other cost of services. The cost of equipment sold is also included in cost of services. Interchange and other costs of services are recognized at the time the client’s transactions are processed.
Selling, general and administrative. Selling, general and administrative expenses include salaries and other employment costs, professional services, rent and utilities and other operating costs.
Depreciation and amortization. Depreciation expense consists of depreciation on our investments in property, equipment and computer hardware and software. Depreciation expense is recognized on a straight-line basis over the estimated useful life of the asset. Amortization expense for acquired intangible assets and internally developed software is recognized using a proportional cash flow method. Amortization expense for internally developed software is recognized over the estimated useful life of the asset. The useful lives of contract-based intangible assets are equal to the terms of the agreement.
Interest expense, net. Our interest expense consists of interest on our outstanding indebtedness under our Senior Secured Credit Facility, Mezzanine Notes and Junior Subordinated Notes.
How We Assess Our Business
Merchant Services
Our Merchant Services segment provides comprehensive payment solutions to businesses and organizations. Our Merchant Services segment includes third-party integrated payment solutions as well as traditional payment services across our strategic vertical markets.

Proprietary Software and Related Payments
Our Proprietary Software and Related Payments business delivers embedded payment solutions to our clients through company-owned software. Payments are delivered through both the PayFac model and the traditional merchant processing model. Our Proprietary Software and Related Payments clients are primarily in the education, property management and public sector markets. Our Proprietary Software and Related Payments business is included, along with corporate overhead expenses, in our “Other” category when presenting reportable segment information.
For additional information, see Note 12 to our unaudited condensed consolidated financial statements.
Key Operating Metrics
We evaluate our performance through key operating metrics, including:

•	the dollar volume of payments our clients process through us (“payment volume”);

•	the portion of our payment volume that is produced by integrated transactions; and

•	period-to-period payment volume attrition.
Our payment volume for the three months ended June 30, 2018 and 2017 was $3.0 billion and $2.6 billion, respectively, representing a period-to-period growth rate of 14%. Our payment volume for the nine months ended June 30, 2018 and 2017 was $8.6 billion and $7.5 billion, respectively, representing a period-to-period growth rate of 14.5%. We focus on volume, because it is a reflection of the scale and economic activity of our client base and because a significant part of our revenue is derived as a percentage of our clients’ dollar volume receipts. Payment volume reflects the addition of new clients and same store payment volume growth of existing clients, partially offset by client attrition during the period.
Integrated payments represents payment transactions that are generated in situations where payment technology is embedded within our own proprietary software, a client’s software or critical business process. We evaluate the portion of our payment volume that is produced by integrated transactions because we believe the convergence of software and payments is a significant trend impacting our industry. We believe integrated payments create stronger client relationships with higher payment volume retention and growth. Integrated payments grew to 43% of our payment volume for the three months ended June 30, 2018 from 35% for the three months ended June 30, 2017.
We measure period-to-period payment volume attrition as the change in card-based payment volume for all clients that were processing with us for the same period in the prior year. We exclude from our calculations payment volume from new clients added during the period. We experience attrition in payment volume as a result of several factors, including business closures, transfers of clients’ accounts to our competitors and account closures that we initiate due to heightened credit risks. During the nine months ended June 30, 2018 we experienced approximately 1% net volume attrition per month.

Results of Operations
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
The following table presents our historical results of operations for the periods indicated:

	Three months ended June 30,		Change
(in thousands)	2018	2017	Amount	%

Revenue	$84,536	$66,326	$18,210	27.5%

Operating expenses
Interchange and network fees	55,705	48,563	7,142	14.7%
Other costs of services	11,061	7,181	3,880	54.0%
Selling general and administrative	10,696	6,229	4,467	71.7%
Depreciation and amortization	3,000	2,382	618	25.9%
Change in fair value of contingent consideration	1,151	(746)	1,897	(254.3)%
Total operating expenses	81,613	63,609	18,004	28.3%

Income from operations	2,923	2,717	206	7.6%

Other expenses
Interest expense, net	2,644	1,717	927	54.0%
Change in fair value of warrant liability	242	(58)	300	n/m
Total other expenses	2,886	1,659	1,227	74.0%

Income (loss) before income taxes	37	1,058	(1,021)	(96.5)%

Provision for income taxes	692	171	521	n/m

Net income (loss)	(655)	887	(1,542)	n/m

Net loss attributable to non-controlling interests	(91)	—	(91)	n/m
Net loss attributable to i3 Verticals, Inc.	$(564)	$887	$(1,451)	n/m
n/m = not meaningful
Revenue
Revenue increased $18.2 million, or 27.5%, to $84.5 million for the three months ended June 30, 2018 from $66.3 million for the three months ended June 30, 2017. This increase was principally driven by acquisitions. Acquisitions completed after June 30, 2017 contributed $15.0 million of our revenue for the three months ended June 30, 2018. The remaining $3.2 million of increased revenue was due primarily to an increase in payment volume.
Revenue related to a subset of merchant contracts purchased in 2014 and 2017 (“Purchased Portfolios”), which have a higher rate of revenue attrition and payment volume attrition than the rest of our business, decreased $(1.7) million, or (28.4)%, to $4.2 million for the three months ended June 30, 2018 from $5.9 million for the three months ended June 30, 2017. Excluding revenues from the Purchased Portfolios, revenue grew $19.9 million, or 32.9%, to $80.3 million for the three months ended June 30, 2018 from $60.4 million for the three months ended June 30, 2017.

Revenue within Merchant Services increased $16.4 million, or 25.8%, to $79.8 million for the three months ended June 30, 2018 from $63.4 million for the three months ended June 30, 2017. Revenue within our Other business, comprised primarily of our Proprietary Software and Related Payments, increased $1.9 million, or 63.7%, to $4.8 million for the three months ended June 30, 2018 from $2.9 million for the three months ended June 30, 2017.
Payment volume increased $0.4 billion, or 14.1%, to $3.0 billion for the three months ended June 30, 2018 from $2.6 billion for the three months ended June 30, 2017.
Interchange and Network Fees
Interchange and network fees increased $7.1 million, or 14.7%, to $55.7 million for the three months ended June 30, 2018 from $48.6 million for the three months ended June 30, 2017. This increase was principally driven by acquisitions. Acquisitions completed after June 30, 2017 contributed $5.0 million of our interchange and network fees for the three months ended June 30, 2018. The remaining $2.2 million of increased interchange and network fees was due primarily to an increase in payment volume.
Interchange and network fees related to the Purchased Portfolios decreased $(0.8) million, or (27.1)%, to $2.2 million for the three months ended June 30, 2018 from $3.0 million for the three months ended June 30, 2017. Excluding interchange and network fees from these Purchased Portfolios, interchange and network fees grew $7.9 million, or 17.4%, to $53.6 million for the three months ended June 30, 2018 from $45.6 million for the three months ended June 30, 2017.
Interchange and network fees within Merchant Services increased $6.9 million, or 14.5%, to $54.7 million for the three months ended June 30, 2018 from $47.7 million for the three months ended June 30, 2017. Interchange and network fees within our Other business, comprised primarily of our Proprietary Software and Related Payments, increased $0.2 million, or 24.9%, to $1.0 million for the three months ended June 30, 2018 from $0.8 million for the three months ended June 30, 2017.
Other Costs of Services
Other costs of services increased $3.9 million, or 54.0%, to $11.1 million for the three months ended June 30, 2018 from $7.2 million for the three months ended June 30, 2017. Increased payment volume resulted in greater third-party processing costs of $0.7 million and an increase in residuals paid to our distribution partners of $0.7 million. The cost of equipment and software also rose $2.2 million due to the acquisitions of SDCR, Inc. and EMS, Inc.
Other costs of services within Merchant Services increased $3.7 million, or 52.8%, to $10.7 million for the three months ended June 30, 2018 from $7.0 million for the three months ended June 30, 2017.
Other costs of services within our Other business, comprised primarily of our Proprietary Software and Related Payments, increased $0.2 million, or 98.9%, to $0.4 million for the three months ended June 30, 2018 from $0.2 million for the three months ended June 30, 2017.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $4.5 million, or 71.7%, to $10.7 million for the three months ended June 30, 2018 from $6.2 million for the three months ended June 30, 2017. This increase was primarily driven by an increase in employment costs of $4.3 million due to an increase in headcount resulting from acquisitions and additions to corporate staff in preparation for transitioning to being a public company. Increases in software and technological services, rent, telecommunication costs, advertising and marketing expenses comprised the remainder of the increase.

Depreciation and Amortization
Depreciation and amortization increased $0.6 million, or 25.9%, to $3.0 million for the three months ended June 30, 2018 from $2.4 million for the three months ended June 30, 2017. Amortization expense increased $0.6 million to $2.8 million for the three months ended June 30, 2018 from $2.2 million for the three months ended June 30, 2017, primarily due to greater amortization expense resulting from acquisitions such as Fairway and SDCR, Inc., which was partially offset by lower amortization expense for historical acquisitions due to our accelerated method of amortization. Depreciation expense remained consistent at $0.2 million for the three months ended June 30, 2018 and 2017.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a charge of $1.2 million for the three months ended June 30, 2018 primarily due to the strong performance of the SDCR, Inc. and CS, LLC acquisitions. The change in fair value of contingent consideration for the three months ended June 30, 2017 was a benefit of $(0.7) million.
Interest Expense, net
Interest expense, net, increased $0.9 million, or 54.0%, to $2.6 million for the three months ended June 30, 2018 from $1.7 million for the three months ended June 30, 2017. The increase reflects additional borrowings on our Senior Secured Credit Facility used to fund our acquisition activity subsequent to June 30, 2017.
Change in Fair Value of Warrant Liability
The change in fair value of our warrant liabilities corresponds to the value of the warrants issued in connection with our Mezzanine Notes. The fair value of these warrant liabilities increased $0.2 million for the three months ended June 30, 2018. The change in the fair value of the warrants corresponded with their exercise in June 2018 in conjunction with our IPO. The change in fair value of the warrant liabilities was a benefit of $(0.1) million for the three months ended June 30, 2017.
Provision for Income Taxes
The provision for income taxes increased to $0.7 million for the three months ended June 30, 2018 from $0.2 million for the three months ended June 30, 2017. The provision for income taxes consists primarily of provisions for state income taxes and, for certain subsidiaries of i3 Verticals, LLC which are corporations, provisions for Federal income taxes. Our effective tax rate was 1870% for the three months ended June 30, 2018. Our effective tax rate differs from the federal statutory rate because significant pre-tax losses related to the change in the fair value of contingent consideration and warrant liabilities were recognized at the i3 Verticals, LLC level prior to our Reorganization Transactions and were not subject to the federal income tax rate. As a result of the consummation of the Reorganization Transactions and the IPO, i3 Verticals, Inc. became subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.

Nine Months Ended June 30, 2018 Compared to Nine Months Ended June 30, 2017
The following table presents our historical results of operations for the periods indicated:

	Nine months ended June 30,		Change
(in thousands)	2018	2017	Amount	%

Revenue	$239,455	$190,792	$48,663	25.5%

Operating expenses
Interchange and network fees	158,577	137,679	20,898	15.2%
Other costs of services	30,119	20,796	9,323	44.8%
Selling general and administrative	29,737	19,165	10,572	55.2%
Depreciation and amortization	8,876	7,453	1,423	19.1%
Change in fair value of contingent consideration	3,280	177	3,103	1,753.1%
Total operating expenses	230,589	185,270	45,319	24.5%

Income from operations	8,866	5,522	3,344	60.6%

Other expenses
Interest expense, net	7,649	4,961	2,688	54.2%
Change in fair value of warrant liability	8,487	(58)	8,545	n/m
Total other expenses	16,136	4,903	11,233	229.1%

Income (loss) before income taxes	(7,270)	619	(7,889)	(1,274.5)%

Provision (benefit) for income taxes	553	101	452	n/m

Net income (loss)	(7,823)	518	(8,341)	n/m

Net loss attributable to non-controlling interests	(91)	—	(91)	n/m
Net loss attributable to i3 Verticals, Inc.	$(7,732)	$518	$(8,250)	n/m
n/m = not meaningful
Revenue
Revenue increased $48.7 million, or 25.5%, to $239.5 million for the nine months ended June 30, 2018 from $190.8 million for the nine months ended June 30, 2017. This increase was principally driven by acquisitions. Acquisitions completed after June 30, 2017 contributed $40.2 million of our revenue for the nine months ended June 30, 2018. The remaining $8.5 million of increased revenue was due primarily to an increase in payment volume.
Revenue related to Purchased Portfolios, which have a higher rate of revenue attrition and payment volume attrition than the rest of our business, decreased $(4.0) million, or (22.2)%, to $14.0 million for the nine months ended June 30, 2018 from $18.0 million for the nine months ended June 30, 2017. Excluding revenues from the Purchased Portfolios, revenue grew $52.7 million, or 30.5%, to $225.4 million for the nine months ended June 30, 2018 from $172.8 million for the nine months ended June 30, 2017.

Revenue within Merchant Services increased $44.2 million or 24.5% to $224.7 million for the nine months ended June 30, 2018 from $180.4 million for the nine months ended June 30, 2017. Revenue within our Other business, comprised primarily of our Proprietary Software and Related Payments, increased $4.4 million, or 42.9%, to $14.8 million for the nine months ended June 30, 2018 from $10.3 million for the nine months ended June 30, 2017.
Payment volume increased $1.1 billion, or 14.5%, to $8.6 billion for the nine months ended June 30, 2018 from $7.5 billion for the nine months ended June 30, 2017.
Interchange and Network Fees
Interchange and network fees increased $20.9 million, or 15.2%, to $158.6 million for the nine months ended June 30, 2018 from $137.7 million for the nine months ended June 30, 2017. Acquisitions completed after June 30, 2017 contributed $14.8 million of our interchange and network fees for the nine months ended June 30, 2018. The remaining $6.1 million of increased interchange and network fees was due primarily to an increase in payment volume.
Interchange and network fees related to the Purchased Portfolios decreased $(1.9) million, or (21.5)%, to $6.8 million for the nine months ended June 30, 2018 from $8.7 million for the nine months ended June 30, 2017. Excluding interchange and network fees from these Purchased Portfolios, interchange and network fees grew $22.8 million, or 17.6%, to $151.8 million for the nine months ended June 30, 2018 from $129.0 million for the nine months ended June 30, 2017.
Interchange and network fees within Merchant Services increased $20.2 million, or 15.0%, to $155.0 million for the nine months ended June 30, 2018 from $134.8 million for the nine months ended June 30, 2017. Interchange and network fees within our Other business, comprised primarily of our Proprietary Software and Related Payments, increased $0.7 million, or 23.0%, to $3.6 million for the nine months ended June 30, 2018 from $2.9 million for the nine months ended June 30, 2017.
Other Costs of Services
Other costs of services increased $9.3 million, or 44.8%, to $30.1 million for the nine months ended June 30, 2018 from $20.8 million for the nine months ended June 30, 2017. Increased payment volume resulted in greater third-party processing costs of $2.1 million and an increase in residuals paid to our distribution partners of $1.8 million. The cost of equipment and software also rose $4.8 million due to the acquisitions of SDCR, Inc. and EMS, Inc.
Other costs of services within Merchant Services increased $9.1 million, or 45.5%, to $28.9 million for the nine months ended June 30, 2018 from $19.9 million for the nine months ended June 30, 2017.
Other costs of services within our Other business, comprised primarily of our Proprietary Software and Related Payments, decreased $0.3 million, or 29.3%, to $1.2 million for the nine months ended June 30, 2018 from $0.9 million for the nine months ended June 30, 2017. The decrease was due to reduced processing costs and residual expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $10.6 million, or 55.2%, to $29.7 million for the nine months ended June 30, 2018 from $19.2 million for the nine months ended June 30, 2017. This increase was primarily driven by an increase in employment costs of $10.1 million due to an increase in headcount resulting from acquisitions and additions to corporate staff in preparation for transitioning to being a public company. Increases in software and technological services, rent, telecommunication costs, advertising and marketing expenses comprised the remainder of the increase.

Depreciation and Amortization
Depreciation and amortization increased $1.4 million, or 19.1%, to $8.9 million for the nine months ended June 30, 2018 from $7.5 million for the nine months ended June 30, 2017. Amortization expense increased $1.4 million to $2.3 million for the nine months ended June 30, 2018 from $6.9 million for the nine months ended June 30, 2017, primarily due to greater amortization expense resulting from acquisitions such as Fairway and SDCR, Inc., which was partially offset by lower amortization expense for historical acquisitions due to our accelerated method of amortization. Depreciation expense remained consistent at $0.6 million for the nine months ended June 30, 2018 and 2017.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a charge of $3.3 million for the nine months ended June 30, 2018 primarily due to the strong performances of the Information Design, Inc., CSC, LLC, SDCR, Inc. and CS, LLC acquisitions. The change in fair value of contingent consideration for the nine months ended June 30, 2017 was a charge of $0.2 million.
Interest Expense, net
Interest expense, net, increased $2.7 million, or 54.2%, to $7.6 million for the nine months ended June 30, 2018 from $5.0 million for the nine months ended June 30, 2017. The increase reflects additional borrowings on our Senior Secured Credit Facility used to fund our acquisition activity subsequent to June 30, 2017.
Change in Fair Value of Warrant Liability
The change in fair value of our warrant liabilities corresponds to the value of the warrants issued in connection with our Mezzanine Notes. The fair value of these warrant liabilities increased $8.5 million for the nine months ended June 30, 2018. The change in the fair value of the warrants was due to increased estimated enterprise value resulting from our acquisitions and growth, culminating in the exercise of the warrants in conjunction with our IPO. The change in fair value of the warrant liabilities was a benefit of $(0.1) million for the nine months ended June 30, 2017.
Provision for Income Taxes
The provision for income taxes increased to $0.6 million for the nine months ended June 30, 2018 from $0.1 million for the nine months ended June 30, 2017. The provision for income taxes consists primarily of provisions for state income taxes and, for certain subsidiaries of i3 Verticals, LLC are corporations, provisions for Federal income taxes. Our effective tax rate was (8)% for the nine months ended June 30, 2018. Our effective tax rate differs from the federal statutory rate because significant pre-tax losses related to the change in the fair value of contingent consideration and warrant liabilities were recognized at the i3 Verticals, LLC level prior to our Reorganization Transactions and were not subject to the federal income tax rate. As a result of the consummation of the Reorganization Transactions and the IPO, i3 Verticals, Inc. became subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.
Seasonality
We have experienced in the past, and may continue to experience, seasonal fluctuations in our revenues as a result of consumer spending patterns. Revenues during the first quarter of the calendar year, which is our second fiscal quarter, tend to decrease in comparison to the remaining three quarters of the calendar year on a same store basis. This decrease is due to the relatively higher number and amount of electronic payment transactions related to seasonal retail events, such as holiday and vacation spending in their second, third and fourth quarters of the calendar year. The number of business days in a month or quarter also may affect seasonal fluctuations. Revenue in our education vertical fluctuates with the school calendar. Revenue for our education customers is strongest in August, September, October, January and February, at the start of each semester, and generally weakens throughout the semester, with little revenue in the summer months of June and July. Operating expenses show less seasonal fluctuation, with the result that net income is subject to the same seasonal factors as our revenues. The growth in our business may have partially overshadowed seasonal trends to date, and seasonal impacts on our business may be more pronounced in the future.

Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash from operating activities. As of June 30, 2018, after completion of our IPO, we had $2.5 million of cash and cash equivalents and available borrowing capacity of $110.0 million under our Senior Secured Credit Facility. We usually minimize cash balances by making payments on our revolving credit facility to minimize borrowings and interest expense.
Our primary cash needs are to fund working capital requirements, invest in our technology infrastructure, fund acquisitions and related contingent consideration, make scheduled principal payments and interest payments on our outstanding indebtedness and pay tax distributions to members. We consistently have positive cash flow provided by operations and expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under the Senior Secured Credit Facility will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for at least the next twelve months. As a holding company, we depend on distributions or loans from i3 Verticals, LLC to access funds earned by our operations. The covenants contained in the Senior Secured Credit Facility may restrict i3 Verticals, LLC’s ability to provide funds to i3 Verticals, Inc.
Cash Flows
The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.
Nine months ended June 30, 2018 and 2017

	Nine months ended June 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$15,007	$5,938
Net cash used in investing activities	$(30,956)	$(7,710)
Net cash provided by (used in) in financing activities	$17,467	$(1,452)
Cash Flow from Operating Activities
Net cash provided by operating activities increased $9.1 million to $15.0 million for the nine months ended June 30, 2018 from $5.9 million for the nine months ended June 30, 2017. The increase in net cash provided by operating activities included a decrease in net income, to a net loss, of $(8.3) million, offset by an $8.5 million increase in change in fair value of warrant liability. Depreciation and amortization expense increased $1.4 million, equity-based compensation increased $0.8 million and non-cash contingent consideration expense from an increase in the original estimate increased $3.1 million. These increases were offset by $0.8 million in benefit from income taxes from the revaluation of deferred taxes related to the newly enacted federal tax reform and an increase in the change in contingent consideration paid in excess of original estimates of $0.8 million. Working capital decreased $3.5 million, driven by a $(3.0) million reduction in other assets and a $2.8 million increase in accrued liabilities, offset by a $1.5 million decrease in accounts receivable and a $1.4 million decrease in prepaid expenses and other current assets, for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017.
Cash Flow from Investing Activities
Net cash used in investing activities increased $(23.2) million to $(31.0) million for the nine months ended June 30, 2018 from $(7.7) million for the nine months ended June 30, 2017. In the nine months ended June 30, 2018, we used $18.7 million of cash for the acquisition of SDCR, Inc. and used $10.2 million of cash for other acquisitions, including the acquisition of EMS, Inc. and CS, LLC, the acquisition of residual buyouts and other intangibles. We also used $(0.8) million of cash for capitalized software costs and $(1.3) million of cash for property and equipment expenditures. In the nine months ended June 30, 2017, we used $4.0 million of cash to acquire CSC, LLC and used $2.4 million of cash for other acquisitions, including a payment portfolio and CCP, Inc., residual buyouts and other intangibles. In the nine months ended June 30, 2017, we used $(0.8) million for capitalized software costs, and $(0.5) million for property and equipment expenditures.

Cash Flow from Financing Activities
Net cash provided by financing activities increased $18.9 million to $17.5 million for the nine months ended June 30, 2018 from a use of $(1.5) million for the nine months ended June 30, 2017. The increase in net cash provided by financing activities was primarily the result of proceeds from debt and our IPO, used to fund acquisitions and contingent consideration, partially offset with payments on debt with the proceeds from our IPO.
Senior Secured Credit Facility
On October 30, 2017, we entered into the Senior Secured Credit Facility. Bank of America serves as administrative agent with Bank of America, Wells Fargo and Fifth Third serving as joint lead arrangers and joint bookrunners. The Senior Secured Credit Facility consists of $40.0 million in term loans and a $110.0 million revolving line of credit. The Senior Secured Credit Facility accrues interest, payable monthly, at the prime rate per annum plus a margin of 0.50% to 2.00% (2.00% as of June 30, 2018) or at the 30-day LIBOR rate plus a margin of 2.75% to 4.00% (4.00% as of June 30, 2018), in each case depending on the ratio of consolidated debt to EBITDA, as defined in the agreement. Additionally, the Senior Secured Credit Facility requires us to pay unused commitment fees of up to 0.30% (0.30% as of June 30, 2018) on any undrawn amounts under the revolving line of credit. Principal payments of $1.3 million are due on the last day of each calendar quarter until the maturity date, when all outstanding principal and accrued and unpaid interest will be due. The maturity date of the Senior Secured Credit Facility is October 30, 2022. The Senior Secured Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a senior secured debt-to-EBITDA ratio (as defined in the Senior Secured Credit Facility), not exceeding the amounts reflected in the schedule below.

Calendar Year	March 31	June 30	September 30	December 31
2018	3.50 to 1.0	3.50 to 1.0	3.50 to 1.0	3.25 to 1.0
2019	3.25 to 1.0	3.25 to 1.0	3.25 to 1.0	3.25 to 1.0
2020	3.25 to 1.0	3.00 to 1.0	3.00 to 1.0	3.00 to 1.0
thereafter	3.00 to 1.0	3.00 to 1.0	3.00 to 1.0	3.00 to 1.0
The Senior Secured Credit Facility also includes a financial covenant requiring maintenance of a consolidated debt-to-EBITDA ratio (as defined in the Senior Secured Credit Facility), not exceeding the amounts reflected in the schedule below.

Calendar Year	March 31	June 30	September 30	December 31
2017	N/A	N/A	N/A	4.50 to 1.0
2018	4.50 to 1.0	4.50 to 1.0	4.50 to 1.0	4.25 to 1.0
2019	4.25 to 1.0	4.25 to 1.0	4.25 to 1.0	4.25 to 1.0
2020	4.25 to 1.0	4.00 to 1.0	4.00 to 1.0	4.00 to 1.0
thereafter	4.00 to 1.0	4.00 to 1.0	4.00 to 1.0	4.00 to 1.0
The Senior Secured Credit Facility contains provisions detailing a leverage increase period during which the required debt-to-EBITDA ratios set forth above will be increased by 0.25 for each of the four fiscal quarters immediately following a “Qualified Acquisition,” as defined therein, commencing with the fiscal quarter during which the acquisition was completed. We used proceeds from the Senior Secured Credit Facility to complete the SDCR, Inc., CS, LLC, and EMS, Inc. acquisitions. With the completion of the SDCR, Inc. acquisition, we received a step-up for the purposes of calculating our debt-to-EBITDA ratio; as of June 30, 2018, our maximum senior secured debt-to-EBITDA ratio is 3.75 to 1.0 and our maximum consolidated debt-to-EBITDA ratio is 4.75 to 1.0. As of June 30, 2018, we had $36.3 million of term loans outstanding, with no borrowings outstanding and $110.0 million of available capacity under our revolving line of credit.
All obligations under the Senior Secured Credit Facility are fully and unconditionally secured by pledged equity interests and security interests in substantially all of our assets.

The provisions of the Senior Secured Credit Facility place certain restrictions and limitations upon us. These include, among others, restrictions on liens, investments, indebtedness, fundamental changes and dispositions; maintenance of certain financial ratios; and certain non-financial covenants pertaining to our activities during the period covered. We were in compliance with such covenants as of June 30, 2018. In addition, the Senior Secured Credit Facility restricts our ability to make dividends or other distributions to the holders of our equity. We are permitted to:

a.	make cash distributions to the holders of our equity in order to pay taxes incurred by owners of equity in i3 Verticals, LLC, by reason of such ownership,

b.	move intercompany cash between subsidiaries that are joined to the Senior Secured Credit Facility,

c.	use up to $1.5 million per year to repurchase equity from employees, directors, officers or consultants after our restructuring in connection with the IPO, and

d.	make other dividends or distributions in an aggregate amount not to exceed 5% of the net cash proceeds received from any additional common equity issuance after our initial public offering.
We are also permitted to make noncash dividends in the form of additional equity issuances. The Senior Secured Credit Facility prohibits all other forms of dividends or distributions.
Mezzanine Notes
During 2013, we issued notes payable in the aggregate principal amount of $10.5 million (the “Mezzanine Notes”) to three related creditors (the “Mezzanine Lenders”). The Mezzanine Notes accrue interest at a fixed annual rate of 12.0%, payable monthly, and were due to mature in November 29, 2020. The Mezzanine Notes were secured by substantially all of our assets in accordance with the terms of the security agreement and were subordinate to the Senior Secured Credit Facility.
In June 2018, all of the outstanding aggregate principal balance and accrued interest on the Mezzanine Notes was repaid with proceeds from the Company’s IPO. As part of the extinguishment of the Mezzanine Notes, $0.1 million of unamortized debt issuance costs were written off.
Junior Subordinated Notes
During 2014, we issued notes payable (“Junior Subordinated Notes”) in the aggregate principal amount of $17.6 million to unrelated and related creditors. The notes accrued interest, payable monthly, at a fixed rate of 10.0% and were due to mature on February 14, 2019. In June 2016, $1.0 million of the Junior Subordinated Notes held by Greg Daily were retired and exchanged for 309,598 Class A units. In July 2017, $0.5 million of the Junior Subordinated Notes held by Greg Daily were retired and exchanged for 147,929 Class A units. At September 30, 2017, $16.1 million of the Junior Subordinated Notes remained outstanding. The Junior Subordinated Notes are subordinated to the Mezzanine Notes and the Senior Secured Credit Facility.
In June 2018, in connection with our IPO and as part of the Reorganization Transactions, we issued 671,167 shares of our Class A common stock pursuant to a voluntary private conversion of Junior Subordinated Notes by certain related and unrelated creditors of i3 Verticals, LLC. $8.1 million of the Junior Subordinated Notes were converted to the newly issued shares of our Class A common stock. Also in June 2018, the remaining $8.1 million of the Junior Subordinated Notes was repaid with proceeds from our IPO. As part of the extinguishment of the Junior Subordinated Notes, a nominal amount of unamortized debt issuance costs were written off.
Class A Units Offerings
As noted above, during March 2016, an existing $1.0 million unsecured convertible note payable to Mr. Daily was converted into 1,000,000 Class A units of i3 Verticals, LLC at a price of $1.00 per unit pursuant to the provisions of the note.

During July 2017, we raised $12.5 million from the issuance of a total of 3,698,225 Class A units at a price of $3.38 per unit in a private offering. As noted above, during July 2016, $0.5 million of the Junior Subordinated Notes held by Mr. Daily were converted into 147,929 Class A units at a price of $3.38 per unit. The fair value of the Class A units we issued approximated the carrying amount of the Junior Subordinated Notes, and we recognized no extinguishment gain or loss.
Contractual Obligations
The following table summarizes our contractual obligations and commitments as of June 30, 2018 related to leases and borrowings:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(in thousands)
Processing minimums(1)	$4,565	$2,808	$1,757	$—	$—
Facility leases	8,439	1,684	4,136	2,547	72
Senior Secured Credit Facility and related interest(2)	47,077	2,498	4,996	39,583	—
Contingent consideration(3)	—	—	—	—	—
Total	$60,081	$6,990	$10,889	$42,130	$72
__________________________

1.
We have non-exclusive agreements with several processors to provide us services related to transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Certain of these agreements require us to submit a minimum monthly number of transactions for processing. If we submit a number of transactions that is lower than the minimum, we are required to pay to the processor the fees it would have received if we had submitted the required minimum number of transactions.

2.
We estimated interest payments through the maturity of our Senior Secured Credit Facility by applying the interest rate of 5.98% in effect on our term loan as of June 30, 2018, plus an unused fee rate of 0.30%.

3.
In connection with certain of our acquisitions, we may be obligated to pay the seller of the acquired entity certain amounts of contingent consideration as set forth in the relevant purchasing documents, whereby additional consideration may be due upon the achievement of certain specified financial performance targets. i3 Verticals, Inc. accounts for the fair values of such contingent payments in accordance with the Level 3 financial instrument fair value hierarchy at the close of each subsequent reporting period. The acquisition-date fair value of contingent consideration is valued using a Monte Carlo simulation. i3 Verticals, Inc. subsequently reassesses such fair value based on probability estimates with respect to the acquired entity’s likelihood of achieving the respective financial performance targets.

Potential payments under the Tax Receivable Agreement are not reflected in this table. See “—Tax Receivable Agreement” below.
Tax Receivable Agreement
We are a party to the Tax Receivable Agreement with i3 Verticals, LLC and each of the Continuing Equity Owners, as described in Note 6 of our condensed consolidated financial statements. As a result of the Tax Receivable Agreement, we have been required to establish a liability in our consolidated financial statements. That liability, which will increase upon the redemptions or exchanges of Common Units for our Class A common stock, generally represents 85% of the estimated future tax benefits, if any, relating to the increase in tax basis associated with the Common Units we receive as a result of the Reorganization Transactions and other redemptions or exchanges by holders of Common Units. If this election is made, the accelerated payment will be based on the present value of 100% of the estimated future tax benefits and, as a result, the associated liability reported on our consolidated financial statements may be increased. We expect that the payments required under the Tax Receivable Agreement will be substantial. The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges by the holders of Common Units, the price of our Class A common stock at the time of the redemption or exchange, whether such redemptions or exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable as well as the portion of our payments under the Tax Receivable Agreement constituting imputed interest. We intend to fund the payment of the amounts due under the Tax Receivable Agreement out of the cash savings that we actually realize in respect of the attributes to which Tax Receivable Agreement relates.
As of June 30, 2018 we recognized liabilities related to the Tax Receivable Agreement of $0.8 million.

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to revenue recognition, goodwill and intangible assets, derivative financial instruments, and equity-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
Critical accounting policies are those that we consider the most critical to understanding our financial condition and results of operations.
As of June 30, 2018, there have been no significant changes to our critical accounting estimates disclosed in the Prospectus filed with the SEC on June 21, 2018.
Recently Issued Accounting Pronouncements
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting (Topic 718). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We have adopted this standard as of April 1, 2018. There was no impact on our condensed consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230). The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. As an emerging growth company, we will not be required to adopt this ASU until October 1, 2019. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this ASU should be applied using a retrospective transition method to each period presented. We are currently evaluating the impact of the adoption of this principle on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230). The update clarifies how cash receipts and cash payments in certain transactions are presented and classified in the statement of cash flows. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. As an emerging growth company, we will not be required to adopt this ASU until October 1, 2019. The update requires retrospective application to all periods presented but may be applied prospectively if retrospective application is impracticable. We are currently evaluating the impact of the adoption of this principle on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU amends the existing guidance by recognizing all leases, including operating leases, with a term longer than twelve months on the balance sheet and disclosing key information about the lease arrangements. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. As a public business entity, we are an emerging growth company and have elected to use the extended transition period provided for such companies. As a result, we will not be required to adopt this ASU until October 1, 2020. The update requires modified retrospective transition, with the option to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment and elect various practical expedients. We are currently evaluating the impact of the adoption of this principle on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (Topic 606). The ASU supersedes the revenue recognition requirements in ASC 605. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard, as amended, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. As an emerging growth company, we will not be required to adopt this ASU until October 1, 2019. The amendment allows companies to use either a full retrospective or a modified retrospective approach to adopt this ASU. We have formed a project team and are currently assessing the impact of the adoption of this principle on our consolidated financial statements.
Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any off-balance sheet financing arrangements.
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to market risks associated with changes in interest rates on our variable rate long-term debt. We have outstanding borrowings under our Senior Secured Credit Facility and may incur additional borrowings from time to time for general corporate purposes, including working capital and capital expenditures. As of June 30, 2018, the interest rate applicable to the senior secured term loan is, at our option, equal to either (1) the Eurocurrency option with an effective rate of LIBOR plus a margin of 2.75% to 4.00% or (2) the alternative base rate with an effective rate of the prime rate plus a margin of 0.50% to 2.00%. In the case of both the LIBOR borrowings or base rate borrowings, the margin rate is determined by a ratio of our consolidated debt to EBITDA.
As of June 30, 2018, we had borrowings outstanding of $36.3 million under the Senior Secured Credit Facility. A 1.0% increase or decrease in the interest rate applicable to such borrowing (which is the LIBOR rate) would have a $0.4 million impact on the results of the business.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective (at the reasonable assurance level) to ensure that the information required to be included in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be included in this report was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2018 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
PART II. - OTHER INFORMATION
Item 1.    Legal Proceedings
The information required with respect to this item can be found in Note 10 to the accompanying unaudited condensed consolidated financial statements contained in this report and is incorporated by reference into this Part II, Item 1.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our final Prospectus that we filed with the SEC on June 21, 2018 in connection with our IPO.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
In connection with the Reorganization Transactions and immediately prior to the consummation of the IPO, i3 Verticals, Inc. issued to the existing holders of i3 Verticals, LLC’s existing Class A units, common units (including common units issued upon the exercise of existing warrants held by existing warrant holders of i3 Verticals, LLC) and Class P units an aggregate 824,861 shares of Class A common stock and an aggregate 17,597,222 shares of Class B common stock, $0.0001 par value per share, of i3 Verticals, Inc. Also in connection with the Reorganization Transactions, i3 Verticals, Inc. issued 619,542 shares of Class A common stock pursuant to a voluntary private conversion of certain subordinated notes by certain related and unrelated creditors of i3 Verticals, LLC, wherein certain eligible holders of i3 Verticals, LLC's Junior Subordinated Notes elected to convert approximately $8.1 million in aggregate indebtedness into Class A common stock. Both of these issuances of Class A common stock and Class B common stock were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. No underwriters were involved in the issuance and sale of these shares of Class A common stock or Class B common stock.

Subject to the terms of the i3 Verticals, LLC Limited Liability Company Agreement, the Continuing Equity Owners may redeem their Common Units for shares of our Class A common stock or, at the election of i3 Verticals, LLC, for newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Common Unit redeemed. The Continuing Equity Owners may exercise such redemption right for as long as their Common Units remain outstanding. In connection with the exercise of the redemption or exchange of Common Units (1) the Continuing Equity Owners will be required to surrender a number of shares of our Class B common stock registered in the name of such redeeming or exchanging Continuing Equity Owner, which we will cancel for no consideration on a one-for-one basis with the number of Common Units so redeemed or exchanged and (2) all redeeming members will surrender Common Units to i3 Verticals, LLC for cancellation.
Use of Proceeds from Initial Public Offering of Class A Common Stock
On June 25, 2018, we completed the initial public offering of our Class A common stock pursuant to a registration statement (File No. 333-225214) (the “Registration Statement”), which was declared effective on June 20, 2018. We registered and sold an aggregate of 7,647,500 shares of our Class A common stock (including 997,500 shares sold pursuant to the underwriters' over-allotment option) under the Registration Statement at a price of $13.00 per share, for an aggregate offering price of $99.4 million. Cowan and Company, LLC and Raymond James & Associates, Inc. acted as representatives of the underwriters in the offering. The offering commenced on June 21, 2018 and did not terminate before all of the securities registered in the Registration Statement were sold. The offering resulted in net proceeds of $92.5 million after deducting underwriters' discounts and commissions. No offering expenses were paid or are payable, directly or indirectly, to any of our officers, directors or their associates, to any person owning 10% or more of any class of our equity securities or to any of our affiliates.
We used the net proceeds to purchase (1) 7,264,083 Common Units directly from i3 Verticals, LLC, and (2) 383,417 Common Units from a Continuing Equity Owner, in each case at a price per Common Unit equal to the price per share paid by the underwriters for shares of our Class A common stock in the IPO.
As its sole manager, we caused i3 Verticals, LLC to use the net proceeds from the sale of Common Units to i3 Verticals, Inc. to repay the Mezzanine Notes in full, to repay the outstanding Junior Subordinated Notes in full and to repay approximately $68.5 million of the revolving loan of our Senior Secured Credit Facility. In addition, we caused i3 Verticals, LLC to repay approximately $2.8 million of the revolving loan of our Senior Secured Credit Facility with the amounts received from the exercise of warrants.
Thus, as of the date of this Quarterly Report on Form 10-Q, we have used all of the net proceeds from our IPO.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of i3 Verticals, Inc.	8-K	001-38532	3.1	6/25/18
3.2	Amended and Restated Bylaws of i3 Verticals, Inc.	8-K	001-38532	3.2	6/25/18
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1	333-225214	4.1	5/25/18
10.1	Form of Tax Receivable Agreement	S-1	333-225214	10.2	5/25/18
10.2	Form of Registration Rights Agreement	S-1	333-225214	10.3	5/25/18
10.3	Limited Liability Company Agreement of i3 Verticals, LLC	8-K	001-38532	10.3	6/25/18
10.4	Plan Administration Agreement, dated June 25, 2018, by and between i3 Verticals, Inc. and i3 Verticals, LLC	8-K	001-38532	10.4	6/25/18
10.5	First Amendment to Credit Agreement and Joinder Agreement, dated June 19, 2018, by and among i3 Verticals, LLC, i3 Verticals, Inc., the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A.	8-K	001-38532	10.5	6/25/18
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	XBRL Instance Document.					*
101.SCH	XBRL Taxonomy Extension Schema Document.					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	XBRL Taxonomy Definition Linkbase Document.					*
101.LAB	XBRL Taxonomy Label Linkbase Document.					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					*
____________________

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

i3 Verticals, Inc.
(Registrant)

Date:	August 13, 2018	By:	/s/Clay Whitson
Clay Whitson
Chief Financial Officer