Form 10-K
period 2018-09-30
i3 Verticals, Inc.
filed 2018-12-07
CIK 1728688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-38532
i3 Verticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-4052852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
40 Burton Hills Blvd., Suite 415
Nashville, TN	37215
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (615) 465-4487
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.0001 Par Value	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐ No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments of this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒
The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.
As of December 5, 2018, there were 9,108,032 outstanding shares of Class A common stock, $0.0001 par value per share, and 17,213,806 outstanding shares of Class B common stock, $0.0001 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy materials for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical facts contained in this report may be forward-looking statements. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “pro forma,” “continues,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” “would” or “should” or, in each case, their negative or other variations or comparable terminology.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. These factors include, but are not limited to, the following:
•our ability to generate revenues sufficient to maintain profitability and positive cash flow;
•competition in our industry and our ability to compete effectively;
•our dependence on non-exclusive distribution partners to market our products and services;
•our ability to keep pace with rapid developments and changes in our industry and provide new products and services;
•liability and reputation damage from unauthorized disclosure, destruction or modification of data or disruption of our services;
•technical, operational and regulatory risks related to our information technology systems and third-party providers’ systems;
•reliance on third parties for significant services;
•exposure to economic conditions and political risks affecting consumer and commercial spending, including the use of credit cards;
•our ability to increase our existing vertical markets, expand into new vertical markets and execute our growth strategy;
•our ability to successfully complete acquisitions and effectively integrate those acquisitions into our services;
•degradation of the quality of our products, services and support;
•our ability to retain clients, many of which are small- and medium-sized businesses ("SMBs"), which can be difficult and costly to retain;
•our ability to successfully manage our intellectual property;
•our ability to attract, recruit, retain and develop key personnel and qualified employees;
•risks related to laws, regulations and industry standards;
•our indebtedness and potential increases in our indebtedness;
•operating and financial restrictions imposed by our Senior Secured Credit Facility (as defined below); and
•the risk factors included in Part I, Item 1A of this Annual Report on Form 10-K.
Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry developments may differ materially from statements made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. The matters summarized in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K could cause our actual results to differ significantly from those contained in our forward-looking statements. In addition, even if our results of operations, financial condition and liquidity, and industry developments are consistent with the forward-looking statements contained in this filing, those results or developments may not be indicative of results or developments in subsequent periods.

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

PART I

Item 1.  Business
i3 Verticals, Inc. was formed as a Delaware corporation on January 17, 2018 for the purpose of completing an initial public offering (“IPO”) of its Class A common stock and other related transactions in order to carry on the business of i3 Verticals, LLC and its subsidiaries. The Company’s headquarters are in Nashville, Tennessee, with operations throughout the United States. The terms “i3 Verticals,” the “Company,” “we,” “us” and “our” and similar references refer (1) before the completion of our IPO or the reorganization transactions entered into in connection therewith (the “Reorganization Transactions”), which are described in the notes to consolidated financial statements, to i3 Verticals, LLC and, where appropriate, its subsidiaries, and (2) after the Reorganization Transactions to i3 Verticals, Inc. and, where appropriate, its subsidiaries.
Our Company
Recognizing the convergence of software and payments, i3 Verticals was founded in 2012 with the purpose of delivering seamless integrated payment and software solutions to SMBs and other organizations in strategic vertical markets.
Since commencing operations, we have built a broad suite of payment and software solutions that address the specific needs of SMBs and other organizations in our strategic vertical markets, and we believe our suite of solutions differentiates us from our competition. Our primary strategic vertical markets include education, non-profit, public sector, property management and healthcare. These vertical markets are large, growing and tend to have increasing levels of electronic payments adoption compared to other industries. In addition to our strategic vertical markets, we also have a growing presence in the business-to-business (“B2B”) payments market. We processed approximately $11.6 billion in total payment volume in the year ended September 30, 2018.
We distribute our payment technology and proprietary software solutions to our clients through our direct sales force as well as through a growing network of distribution partners, including independent software vendors (“ISVs”), value-added resellers (“VARs”), independent sales organizations (“ISOs”) and other referral partners, including financial institutions. Our ISV partners represent a significant distribution channel and enable us to accelerate our market penetration through a cost effective one-to-many sales model that tends to result in high retention and faster growth. From September 30, 2016 to December 5, 2018, we increased our network of ISVs from 13 to 28. From September 30, 2016 to September 30, 2018, our average monthly payment volume increased 235%. We believe our model is highly effective at reaching new potential clients.
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

We primarily focus on strategic vertical markets where we believe we can be a leader in vertically-focused, integrated payment and software solutions. Our strategic vertical markets include:
•Education—We assist schools in completing payment processing functions such as accepting payments for school lunches (online, at school, or at the POS) and school activities, selling products from the online student store while managing inventory, ticket sales while tracking attendance at athletic and other events, enabling parents and students to complete forms electronically and enabling parents to make installment payments on higher-priced items.
•Public Sector—We assist public entities by efficiently collecting taxes, fines and certain fees; providing customer service responses to customer calls; and increasing the number of means available to make payments (online, in person or via mobile). We have products and solutions that create an efficient flow of information throughout government entities. We have a proprietary accounting platform that allows government entities to adhere to their fund accounting requirements.
•Non-profit—We simplify the payment process for donations, charity auctions, church contributions and tickets to fundraising events, among others, empowering our clients to increase both their revenues and the time they devote to their core activities.
•Property Management—We assist landlords and property managers in the rent collection process by providing centralized reporting for card and automated clearing house (“ACH”) payments, bank-level PCI DSS compliant security and solutions that integrate with third-party accounting software. This solution is becoming a popular option in the fast-growing shared workspace industry.
•Healthcare—We enable clients in our healthcare vertical to accept payments through mobile and POS solutions; to use consumer-facing payment devices that allow receptionists and clerical staff to focus their attention elsewhere; and to use revenue cycle management tools to help minimize the volume of accounts that they turn over to collection agencies.
We have a longer term goal of being a leader in six to ten strategic vertical markets. We target vertical markets where businesses and organizations tend to lack integrated payment functionality within their business management systems and where we face less competition for our solutions. In many cases, we deliver our proprietary software solutions to strategic vertical markets through the payment facilitator (“PayFac”) model, where we:
•enable superior data management by aggregating multiple small merchants under our “master” account, resulting in the collection and management of data not historically readily available;
•streamline and simplify merchant onboarding, often resulting in client approval in minutes or hours rather than days or weeks; and
•provide ease of reporting and reconciliation, allowing our clients to accept electronic payments in a faster, more convenient fashion.
As more ISVs seek to differentiate their offerings by seamlessly integrating payment functionality into their software solutions, the PayFac model has gained significant momentum. Before PayFacs were an option, any business looking to accept credit cards was required to establish an individual merchant account, which is often costly and time-consuming for small merchants.
In addition to our vertical markets, we have a growing presence in the B2B payments sector, where we provide value-added solutions that enhance card capabilities and provide improved payment processing technology that integrates with our clients' accounting systems.
An important part of our long-term strategy is acquisition-driven growth. Since our inception, we have completed 10 “platform” acquisitions and 14 “tuck-in” acquisitions. Our platform acquisitions have opened new strategic vertical markets, broadened our technology and solutions suite and expanded our client base, while our tuck-in acquisitions have augmented our existing payment and software solutions and added clients. Our growth strategy is to continue to build our company through a disciplined combination of organic growth and growth through platform and tuck-in acquisitions.

We generate revenue primarily, but not exclusively, from volume-based fees generated by payment processing services provided to clients throughout the United States. Our payment processing services enable clients to accept electronic payments, facilitating the exchange of funds and transaction data between clients, financial institutions and payment networks. Services include merchant onboarding, risk and underwriting, authorization, settlement, chargeback processing and other merchant support services. We also generate revenue from software licensing subscriptions, ongoing support, and other POS-related solutions that we provide to our clients directly and through our distribution partners. Due to our integrated payment and software solutions and our distribution network, we are able to derive significant scale from operating efficiencies, which enable us to generate strong operating margins and profitability.
Our Competitive Strengths
We believe we have attributes that differentiate us from our competitors and provide us with significant competitive advantages. Our key competitive strengths are described below.
Innovative Payment and Software Solutions Tailored for Strategic Verticals
We believe our ability to deliver innovative payment and software solutions, tailored to the specific needs of businesses and organizations in our strategic vertical markets, differentiates us from our competitors. Our seamlessly integrated payment and software solutions can be used across multiple channels and industry verticals through our gateway and PayFac model and permit us to tailor our solutions to specific needs of individual vertical markets. We focus on providing value-add, flexible, scalable and innovative electronic payment and software solutions to clients in attractive, high growth strategic vertical markets such as education, non-profit, public sector, property management and healthcare. We target vertical markets that are large and growing, where businesses and other organizations typically lack integrated payment functionality within their business management system, there is potential for significant market penetration of our solutions and competition for our solutions is fragmented. We have built, through strategic acquisitions and internal development, a specialized and tailored payment and software solutions business, powered by a broad network of distribution partners that allows us to integrate and cross-sell our solutions to businesses and organizations in these strategic vertical markets. We believe our deep domain knowledge in each of our strategic vertical markets provides us unique insight into our clients’ needs, and enables us to deliver high-quality traditional and PayFac solutions with vertical-specific client support.
Additionally, we provide a comprehensive suite of horizontal solutions that complement our vertically focused solutions and enable us to further penetrate each vertical market. Our horizontal solutions include virtual terminals, POS technology, mobile solutions, countertop and wireless terminals, electronic invoice presentment and payment, event registration, online reporting, expedited funding, PCI validation, integrated forms and client analytics.
Expertise in ISV Distribution
We distribute our payment technology and proprietary software solutions to our clients through our direct sales force as well as through a growing network of distribution partners, including ISVs. We embed our payment technology into our proprietary vertical software solutions, or into solutions developed by ISVs, empowering our clients to benefit from the seamless integration of payments and software. We currently have approximately 28 ISV distribution partners. Our ISV partner strategy represents a significant distribution channel and enables us to accelerate our market penetration through a cost effective one-to-many distribution model that tends to result in high retention and faster growth. We sell our services to our ISV partners’ customer base, effectively broadening our target base. We consider our expertise in integrating our payment processing solutions into our distribution partners’ software to be a key competitive advantage that has enabled us to construct a highly diversified customer base with relatively high retention rates. We have also acquired ISVs in certain strategic vertical markets, which we believe further differentiates us from our competitors and improves our results of operations.

Robust Gateway and Technology Platform Delivering Sophisticated Payment and Software Solutions
We have developed a suite of technology solutions that can be deployed on a variety of platforms. Our solutions include a range of traditional and innovative products, and our technology includes proprietary software that serves our verticals and offers a unified suite of APIs that provide streamlined payment integration. Our defined project development processes enable us to deploy initial downloads and upgrades in a quick and efficient manner via the cloud. Our centralized development process and the broad compatibility of our products permit us to quickly respond to changing market trends, which competitors who rely on third-party providers for their technological needs are less equipped to do. Our solutions provide redundancy, scalability, high availability and PCI Service Level Provider (“SLP”) Level 1 Security.
Through our proprietary gateway, we provide our clients a single point of access for a broad suite of payment and software solutions, spanning POS, e-commerce and mobile devices. Leveraging our technology, we are able to provide our clients with solutions that are highly secure, scalable and available. In addition, our broad suite of payment and software solutions can evolve to meet the needs of our clients as their complexity, size or requirements change through sophisticated reporting and intelligence tools embedded within each client’s existing business management systems. In certain vertical markets such as education, property management and public sector, we offer proprietary software solutions that increase the productivity of our clients by streamlining their business processes. Our payment solutions, including PCI DSS-compliant security, integrate seamlessly into a client’s business management system and can be tailored to the client’s needs, with extensive reporting tools.
Attractive Operating Model
We have grown rapidly since our founding, with payment volume growth over the prior year of 12.5% in fiscal year 2018, 26.1% in fiscal year 2017, and 138.2% in fiscal year 2016. We believe our domain expertise within our strategic vertical markets, the embedded nature of our integrated payment and proprietary software solutions and our strong client relationships drive year-over-year improvements in client retention and revenue growth. We have invested significantly in our software solutions to increase the usability, functionality and capacity of our integrated solutions, and with the continued growth of our business, we have been able to benefit from economies of scale. By leveraging our technology, we have grown our client portfolio at a rate exceeding our other non-processing expenses. The relationships we have developed with a significant number of distribution partners, including ISVs and VARs, contribute to efficient client acquisition, high retention and lifetime value and, ultimately, strong revenue and earnings growth. Given that we predominantly generate transaction-based revenue, we can confidently predict at the beginning of each fiscal year our recurring revenue and cash flow, excluding the effects of acquisitions, for that fiscal year. Further, we have minimal client and vertical market concentration, which insulates us from fluctuations within any given vertical market.
Proven Acquisition and Integration Strategy
A core component of our growth strategy includes a disciplined approach to acquisitions of companies and technology, evidenced by ten platform acquisitions and fourteen tuck-in acquisitions since our inception in 2012. Our acquisitions have opened new strategic vertical markets, increased the number of businesses and organizations to whom we provide solutions and augmented our existing payment and software solutions and capabilities. Our management team has significant experience acquiring and integrating providers of payment processing services and providers of vertical market software that complement our existing suite of products and solutions. Due to our management team’s longstanding relationships and domain expertise, we have developed a strong pipeline of acquisition targets and are constantly evaluating businesses against our acquisition criteria.
Our Growth Strategy
Expand Our Network of Distribution Partners
We have experienced significant growth through our network of distribution partners, particularly within integrated channels. We have approximately 28 ISV distribution partners and intend to continue expanding our distribution network to reach new ISVs as well as other new partners within our strategic vertical markets. Further, we intend to expand into new verticals as our current distribution partners and clients expand their own businesses. We believe that our differentiated payments platform, combined with our vertical expertise, will enable us to methodically engage new distribution partners.

Continue to Enhance Our Suite of Technology Solutions
We intend to strengthen our position in our various vertical markets through continuous product innovation and enhancement. We have a strong track record of introducing to our clients new products and solutions that increase convenience, enhance ease of use, improve integration with their other business management systems and offer greater functionality. For example, we take advantage of our proprietary, integrated gateway and service capabilities to provide PayFac services in our strategic vertical markets. Through continued product innovation and enhancement, we believe we can increase client retention and improve our ability to win new business. Further, we will continue to invest in our technology and proprietary software that drives our competitiveness and position within our verticals.
Grow With Our Existing Distribution Partners and Clients
We focus on strategic vertical markets where there is a large addressable market, the client base is highly fragmented and penetration of electronic payments is below that of the overall economy. Our potential clients are in continual search of payment solutions and software to help them offer multiple value-added services and sell through various channels to provide a convenient customer experience, increase sales and create business efficiencies. We intend to grow organically with our existing distribution partners by providing compelling integrated payment technology and proprietary software solutions to clients. We believe that by cross-selling new and value-added services and promoting our omni-channel capabilities to our existing clients, we will help our clients succeed and grow their payment volume. We believe a subset of our client base uses integrated payment solutions, and we intend to promote the adoption of these technologies.
Certain of our specific growth strategies include:
•Cross-sell Opportunities: We provide our distribution partners with the opportunity to market new products as they become available, making available new content that enhances the value of our distribution partners to their members.
•Event Participation: We identify opportunities to engage with clients through event participation, including by sponsoring luncheons, attending tradeshows, and presenting at user conferences.
•Electronic Marketing: Our marketing team utilizes a variety of marketing techniques to enhance the awareness of our offerings to the distribution partner network, which align with our outbound sales effort and are intended to monitor the level of client engagement.
•Content Development: Our sales and marketing team partners with our distribution network to identify key topics of interest to their members, and we intend to continue work to craft new content covering popular topics related to the electronic payment industry.
•Incentive Programs: Our sales and marketing team works directly with our distribution partners to launch incentive programs intended to increase new referral activity through a variety of competitions and programs implemented each year.
Further Penetrate the Installed Merchant Base of Our Distribution Partners
We intend to continue to actively pursue the merchant base of our distribution partners. A significant number of businesses and other organizations within these channels are not currently using our solutions and have not yet been proactively approached or have not faced a reason to switch providers, such as contract expiration or a customer service issue. Many already have their electronic payments processed through another provider, while others are not yet accepting electronic payments. We intend to continue to capitalize on this significant opportunity by leveraging our relationships with our distribution partners, our extensive marketing capabilities, our vertically-focused sales force and our innovative payment technology. This focus allows us to expand within these markets and benefit from our clients’ organic growth.

Selectively Pursue Platform and Tuck-in Acquisitions
We intend to pursue platform acquisitions of vertically-focused integrated payment and software solution providers in new vertical markets. We also intend to continue to complement our organic expansion with accretive tuck-in acquisitions that enhance our market position within our existing strategic vertical markets. We expect that these acquisitions will expand our integrated platform, existing payment solutions and client reach. Since our formation in 2012, we have completed a total of ten platform and fourteen tuck-in acquisitions that enabled us to enter new, or expand within existing, vertical markets. We have demonstrated the ability to execute and integrate acquisitions that augment our products and services and enhance the solution set we offer to our clients.
We intend to continue to acquire targets through our strong pipeline, in addition to engaging new candidates. We target companies that have a strong management team with significant expertise in a particular vertical market and that offer attractive growth potential. Once we have completed an acquisition, we monitor the acquired company’s performance and seek to improve its operations. Our corporate structure enables us to provide financial and strategic support, including capital, recruitment, back-office and IT functions to the companies we acquire. This decentralized management structure allows us to create management teams positioned to maximize the growth potential in existing and new vertical markets.
Our Segments
We have two reportable segments, Merchant Services and Proprietary Software and Payments, and an Other category. For additional information on our segments, see Note 16 to our consolidated financial statements and “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
Merchant Services
Our Merchant Services segment provides comprehensive payment solutions to businesses and organizations. Our Merchant Services segment includes third-party integrated payment solutions as well as traditional payment services across our strategic vertical markets.
Proprietary Software and Payments
Our Proprietary Software and Payments segment delivers embedded payment solutions to our clients through company-owned software. Payments are delivered through both the PayFac model and the traditional merchant processing model. Our Proprietary Software and Payments clients are primarily in the education, property management and public sector markets.
Other
Our Other category includes corporate overhead expenses, when presenting reportable segment information.
Our Products, Solutions and Technology
We deliver to our clients and distribution partners a comprehensive suite of integrated payment technology and software solutions to address the needs of SMBs and organizations in our strategic vertical markets. Our products and solutions are strategically aligned to support new client growth and promote customer retention.
We have developed a suite of payment technology solutions that:
•integrate with a broad number of client business management systems;
•perform a broad range of risk management, transaction processing and value-added services beneficial to our clients;
•increase convenience to our clients;
•provide ease of use and greater functionality for our clients;
•offer point-to-point encryption (“P2PE”); and
•offer PCI-compliant security and extensive reporting tools.

We offer our clients a single point of access through our powerful, simple and capable proprietary core platform (“Burton Platform”). Combining a centralized environment for scalability, PCI SLP Level 1 security and redundancy, Burton Platform offers a broad suite of payment and software solutions, enabling omni-channel POS, spanning brick and mortar locations and electronic- and mobile-commerce, including app-based payments. We employ project management, release management and product development lifecycle methodologies that enable us to deploy initial downloads and upgrades in a quick and efficient manner via the cloud.
Our Technology Framework and Strategic Vertical Software Solutions
We have a suite of proprietary solutions designed around horizontal and vertical market needs. This suite includes 26 vertical software solutions and our core platform, Burton Platform.
Burton Platform is the core of our technology suite. A platform designed to be highly scalable, built for minimal downtime and high transaction volume, Burton Platform brings together common components of our vertical software technologies as well as several historically disparate solutions.
Burton Platform includes an API suite that provides access to traditional merchant processing, ACH processing and PayFac merchant processing capabilities. The platform APIs allow access to EMV devices as well as P2PE certified devices using an implementation that shields software providers from the requirements of PCI / payment application data security standard (“PA-DSS”) certification.
We target vertical markets in which businesses and organizations tend to lack integrated payment functionality within their business management system. Additional attributes of these verticals often include a fragmented competitive environment, a large and increasing addressable market and an opportunity for significant market penetration and growth. We enter select vertical markets where we believe we can be a leader in vertically-focused, integrated payment technology and software solutions. We deliver all of our vertical software solutions as software-as-a-service (“SaaS”) solutions for web and mobile application.
In most cases, we deliver our proprietary software solutions to key verticals through a PayFac model, which we believe gives us a competitive advantage. Our PayFac solution streamlines and simplifies client onboarding, provides ease of reporting and reconciliation, and enables superior data management.
Our software solutions in our strategic vertical markets include the following:
Education—We serve K-12 school district leaders and staff members who need to collect and manage parent, student and community data and payments for supplementing budgets, quick reference, and reporting. Our education solution, which utilizes the PayFac model, is a self-serve payment and data collection software platform that manages critical parent and student information via web, mobile, and on-site transaction processing. We help schools with every aspect of payments, including online payments, on-campus POS and data collection functionality for tracking, reporting and collecting funds. Ancillary value-add options enable our school districts to manage event, program and sports registrations. Using our convenience-fee payment technology, our school clients in this vertical often receive the full principal amount which alleviates reconciliation issues and processing costs.

Public Sector—We have products and solutions that create an efficient flow of information throughout government entities. We have a proprietary accounting platform that allows government entities to adhere to their fund accounting requirements. We also deliver integrated payment solutions in our public-sector vertical. These solutions allow our clients to process court, tax, utility, bail, and other public-sector payments, typically utilizing the PayFac model. Convenience-fee payment technology is also available to our public sector clients.
Non-Profit—We deliver an integrated solution for processing payments from donors to non-profit organizations. These solutions assist non-profit organizations with ordinary course fundraising along with special one-time or “giving day” promotions that may include many separate organizations seeking donations within a single marketing campaign. Our integrated solutions seamlessly integrate into the business management system for each respective non-profit to allow for efficient data capture and reporting.
Healthcare—We provide businesses in our healthcare vertical with an integrated solution for processing payments from patients for various healthcare-related costs and fees. These payment solutions seamlessly integrate into our distribution partner ISV software to provide clients and their customers a bundled card payment solution. These ISV relationships promote our integrated payment solutions in a one-to-many fashion to prospective clients.
Property Management—We provide payment solutions for the residential property management and fast-growing workspace industry. Our products deliver a fully integrated payment solution for rent payments, including a branded mobile payment application as part of a software suite provided by our distribution partner ISVs. Our instruction-based funding model, enabled by our PayFac platform, accommodates complex fund distribution to multiple depository accounts, which is important to property managers and landlords. Property managers can use our convenience fee payment capabilities to reduce card processing costs by nearly 90%.
Horizontally-Integrated and Other Solutions
We also provide a comprehensive suite of horizontal solutions to our clients and distribution partners that complement our vertically-integrated solutions and enable us to further penetrate within each vertical market while cross-selling additional solutions across our client base. We have 8 horizontal software solutions, including Burton Platform described above. In the B2B market, we provide payment solutions to clients in industries that include professional services (including law firms), manufacturing, contractor services, construction, and other industries where a significant percentage of payments are received using a commercial, business, purchasing, or virtual card. Our B2B payment solutions offer clients secure processing technology to authorize and settle transactions at reasonable card rates, automate the pass-through of line item details, and enhance the automation of the accounts receivable process. Our distribution partners include card issuers and industry associations, each of whom provides a predictable source of new client leads.
In addition, we provide payment processing solutions to many retail establishments using both an integrated and traditional merchant account approach. For example, we have reseller arrangements with National Cash Register (“NCR”), pursuant to which we re-sell integrated POS solutions that consist of both hardware and software. We provide support services to these NCR POS clients, most of which are in the restaurant and hospitality markets, and we also cross-sell our payment processing solutions to this client base.
Our solutions are positioned to support new client growth and promote client retention both within and outside our existing verticals, but most importantly to provide a stable and secure payment experience.
Our Sales and Marketing
Our sales strategy leverages a broad network of distribution partners, comprised of ISVs, VARs, ISOs and our referral partners which include financial institutions, trade associations, chambers of commerce and card issuers. These distribution partners are a consistent and scalable source for new client acquisition. Leveraging our vertically focused suite of products and services, we are able to maximize the performance and retention of current distribution partners while attracting new partners. These one-to-many distribution partners accelerate penetration within our vertical markets in a cost-effective manner.

We focus on recruiting and retaining our distribution partners by providing them with financial incentives and support tools that enable them to be more successful in attracting new clients. We utilize our distribution partner sales force to identify new distribution partner relationships. These partner relationships are intended to expand our presence in existing strategic verticals, or extend into new industry verticals. The distribution partner sales team engages new opportunities, negotiates economic terms, and coordinates with marketing and direct sales to launch the partnership.
Our sales force includes both outside and inside representatives to manage each distribution partner relationship and deliver optimal response times to new client referrals. Our product and partner marketing is delivered through a shared-services model which is coordinated with each business unit. Marketing is tightly aligned with our sales efforts by providing event coordination, demand generation resources, physical and electronic marketing campaigns and partner marketing collateral.
Our direct sales team is responsible for selling our proprietary software and payment technology solutions to clients primarily through our distribution and referral partner networks. The assigned sales team is the primary liaison for managing the partner relationship, coordinating with marketing team efforts and engaging new client referral opportunities. We utilize our direct sales team to sell our proprietary software and payment technology solutions directly to clients in our education, property management and public sector markets.
Distribution Partners
Integrated Software Vendors. Our ISV partners are software companies that integrate our payment technology into their software and market our acquiring services to their clients in a one-to-many fashion. The integration streamlines the onboarding of new clients, provides a consistent support structure for our joint client, and delivers a bundled payment offering that clients find attractive. An integrated payment and software solution enhances client satisfaction and increases client retention.
Value Added Resellers. We partner with VARs to sell our proprietary software products in conjunction with the services that the VAR is able to provide to our client. This type of relationship allows us to expand our sales of software licensing subscriptions by allowing a VAR to bundle our software product with other value-add services provided by the VAR.
Independent Sales Organizations. We partner with ISOs to market our broad offering of payment solutions. The majority of our ISOs will market under our brand which allows them to promote our suite of products and payment solutions. We provide valuable support, training, and portfolio management tools to our ISOs.
Referral Partners
Financial Institutions. We partner with financial institutions to offer our suite of products and services to their commercial banking clients. Through our partner bank program, our sales team works directly with treasury management, business banking, and retail banking centers to promote our products and services to current or prospective clients. When we receive the merchant referral, we establish pricing and manage the ongoing support of that client relationship.
Trade Associations. We partner with a broad and diverse network of industry associations and business alliances to promote our products and services both within and outside our strategic verticals. Our participation within the association varies by relationship but often involves tradeshow participation, member benefit offerings, and other engagement opportunities intended to attract new clients and strengthen our brand awareness.
Chambers of Commerce. Our chamber referral partner network serves to benefit both the chamber and chamber member. Our sales and marketing team works closely with the chamber to establish a group rate program for the members of that specific chamber. The chamber then promotes our processing solutions as a membership benefit and in many cases the cost savings we can deliver a member will offset such member's chamber dues. The chamber receives a portion of our revenue which acts as a non-dues revenue source for the chamber and helps offset the costs incurred by the chamber to promote the program.

Card Issuers. Our growth in the B2B market is largely attributable to partnerships with commercial card issuers. Our card issuing partner will work with a business client to convert outgoing supplier/vendor payments from check, ACH, or cash to a card network-based product. Our B2B sales team supports the client to maximize vendor enrollment rates by negotiating better card processing fees or optimizing the interchange qualification of the card network payment.
i3 Verticals Sales Force
Distribution and Referral Partner Sales. Our distribution and referral partner sales function is responsible for identifying new distribution and referral partner relationships. These partner relationships are intended to expand our presence in existing strategic verticals, or extend into new industry verticals. The distribution and referral partner sales team engages new opportunities, negotiates economic terms and coordinates with marketing and direct sales to launch the partnership.
Direct Sales. Our direct sales team is responsible for selling our proprietary software and payment technology solutions to clients primarily through our distribution and referral partner networks. The assigned sales team is the primary liaison for managing the partner relationship, coordinating with marketing team efforts and engaging new client referral opportunities. We also utilize our direct sales team to sell our proprietary software and payment technology solutions directly to clients in our education, property management and public sector markets.
Marketing
Our enterprise marketing function serves as a shared-services team to coordinate corporate communications and support the sales team. The marketing team establishes our overall corporate marketing strategy to enhance brand awareness and demand generation. We use a broad variety of traditional and digital marketing mediums to engage prospective clients. These include:
Corporate Communications and Public Relations. The corporate communications and public relations team manages press releases, industry announcements and overall external corporate messaging.
Product Marketing. The product marketing function is responsible for coordinating communications related to our software solutions.
Distribution Partner Marketing. Our distribution partner marketing team partners with sales to promote our services to prospective clients through our distribution partner network. This includes email marketing campaigns, sales promotions, obtaining client testimonials and identifying product cross-selling opportunities.
Digital Marketing. Our digital marketing efforts include client and partner newsletters, email campaigns, search engine optimization and digital advertising.
Our Operations
Our operations team is uniquely structured to optimize the experience of our clients and distribution partners. These regionally distributed and vertically focused business support teams allow us to establish a level of expertise that delivers a scalable support structure and enables us to align our services with the economic goals and specific expectations of the respective business unit. Each operations team is positioned to support the functions of their respective client base and key performance indicators mark their progress toward achieving the goals established by each business unit. Our client and partner databases provide visibility into each overall client relationship, tracking the status of the relationship from initial contact through the lifecycle of that client or partner relationship. Our centralized technology department is structured to rapidly enhance and effectively maintain our products and services.

Business Operations
Our operations team is structured to effectively support the individual needs of our clients and distribution partners. This support includes:
Client Onboarding. Our onboarding process is streamlined to deliver shortened activation timelines, ensuring our clients and those of our distribution partners can quickly begin transaction processing. Real-time account approval for low-risk customer profiles expedites onboarding and allows our underwriting team to focus on more complex client activations. Onboarding under our PayFac model is even more efficient because less information must be gathered from the merchant, reducing the time required to create a merchant account.
Client Support and Retention. Our client support team is structured to serve our business units through a central client support center and strategically located support centers. Each support team is trained to serve the specific needs of the clients it serves and is positioned to serve as redundancy to other business units as necessary. This provides us the flexibility to scale our operations as needs arise. Our client support team is also involved in retention efforts and has direct lines of communication to sales and management to resolve client matters in a timely manner.
Client Training and Activations. Our client activation teams handle the setup, testing, deployment, and configuration of client installations. These team members are distributed across our business units and trained to specialize in the client profile of that business unit. Product-specific training and certifications are often required for certain POS and processing systems. The training and activation team works directly with client sales and support to enhance the client experience.
Billing and Financial Review. Our billing and financial review function is responsible for the billing of fees related to merchant acquiring, products, and services. The team also monitors the accuracy of merchant billing, network processing costs and third-party partner costs.
Credit Underwriting and Risk Management. Our credit underwriting and risk management operations are designed to efficiently manage new account approvals and establish profiles to effectively manage the ongoing monitoring of client accounts. Once an account is actively processing, our risk systems are configured to monitor and flag activity requiring additional research, minimizing losses attributable to client fraud or default. Our processes are established to align with card brand and sponsor bank guidelines. Pending transactions are efficiently managed to minimize funding disruptions while limiting risk exposure.
Dispute and Chargeback Processing. Our dispute and chargeback team provides clients and partners an efficient support structure to manage the dispute resolution process. We work directly with the client, payment card networks and card issuing brands to collect and analyze the data provided to determine liability and resolve open dispute claims.
Distribution Partner Support. Our distribution partner support is designed to offer partners single access to the tools, products and services we offer to ensure they can effectively attract new clients and support existing client portfolios.
Customer Support. Our customer support team resides within our client support team and is often staffed by crossed-trained team members. The customer support team provides transaction processing support to customers attempting to make payments through our payment systems. This service is offered through a subset of our vertical product offerings such as education and public-sector payments, where live customer-level support is deemed necessary. Bi-lingual support, in Spanish and English, is also offered in certain business units.

Technology Operations
Our technical operations team oversees the execution of development, quality control, delivery and support for our payment processing applications and the hosted user applications. Applications are developed and tested according to the software development lifecycle, composed of iterative development and testing with a dedicated focus on planning and execution. Releases are modeled on continuous deployment and added to the live environment on a routine basis. Each application stack is built with redundancy to foster resiliency and built to be easily managed during a disaster recovery scenario. The entire solution is hosted within a managed, dedicated environment that is certified PCI-compliant to protect all personal and transactional data.
Network and Security. Our network and security team is responsible for ensuring that our processing technology is secure, stable and aligns to the current standards set forth by the payment card networks. This includes PCI Level 1 and PA-DSS security requirements.
Product Development, Testing and Deployment. We follow a very strict product development methodology from concept to release. This methodology includes testing as well as security review for each development sprint to ensure our products are stable and secure. This shared-services team works directly with our business units and distribution partners to gather business requirements, manage product release schedules, schedule product development and testing and coordinate the release schedules.
Developer Integration. Our developer integration team works directly with our business units and ISVs to accept new integration inquiries and support activities related to integrating business applications into our payment technology platform.
Technical Support. Our technical support team is responsible for technical inquiries related to our merchant acquiring and software products. The team is trained to resolve most technical inquiries and will engage third party partners where additional assistance is required.
Our Competition
We compete with a variety of merchant acquirers that have different business models, go-to-market strategies and technical capabilities. We believe the most significant competitive factors in our markets are:
1.trust, including a strong reputation for quality service and trusted distribution partners;
2.convenience, such as speed in approving applications, client onboarding and dispute resolution;
3.service, including product functionality, value-added solutions and strong customer support; and
4.economics, including fees charged to clients and residuals and incentives offered to distribution partners.
Our competitors range from large and well established companies to smaller, earlier-stage businesses. See “Risk Factors—Risks Related to Our Business and Industry—The payment processing industry is highly competitive. Such competition could adversely affect the fees we receive, and as a result, our margins, business, financial condition and results of operations” in Part I, Item 1A of this Annual Report on Form 10-K.
Government Regulation
We operate in an increasingly complex legal and regulatory environment. Our business and the products and services that we offer are subject to a variety of federal, state and local laws and regulations and the rules and standards of the payment networks that we utilize to provide our electronic payment services, as more fully described below.

Dodd-Frank Act
The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and the related rules and regulations have resulted in significant changes to the regulation of the financial services industry. Changes impacting the electronic payment industry include providing merchants with the ability to set minimum dollar amounts for the acceptance of credit cards and to offer discounts or incentives to entice consumers to pay with cash, checks, debit cards or credit cards, as the merchant prefers. New rules also contain certain prohibitions on payment network exclusivity and merchant routing restrictions of debit card transactions. Additionally, the Durbin Amendment to the Dodd-Frank Act provides that the interchange fees that certain issuers charge merchants for debit transactions will be regulated by the Federal Reserve and must be “reasonable and proportional” to the cost incurred by the issuer in authorizing, clearing and settling the transactions. Rules released by the Federal Reserve in July 2011 to implement the Durbin Amendment mandate a cap on debit transaction interchange fees for issuers with assets of $10 billion or greater.
The Dodd-Frank Act also created the Consumer Financial Protection Bureau (the “CFPB”), which has assumed responsibility for most federal consumer protection laws, and the Financial Stability Oversight Council, which has the authority to determine whether any non-bank financial company, such as us, should be supervised by the Board of Governors of the Federal Reserve System because it is systemically important to the U.S. financial system. Any new rules or regulations implemented by the CFPB or the Financial Stability Oversight Council or in connection with the Dodd-Frank Act that are applicable to us, or any changes that are adverse to us resulting from litigation brought by third parties challenging such rules and regulations, could increase our cost of doing business or limit permissible activities.
Privacy and Information Security Regulations
We provide services that may be subject to privacy laws and regulations of a variety of jurisdictions. Relevant federal privacy laws include the Gramm-Leach-Bliley Act of 1999, which applies directly to a broad range of financial institutions and indirectly, or in some instances directly, to companies that provide services to financial institutions. These laws and regulations restrict the collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices and provide individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information. These laws also impose requirements for safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. Our business may also be subject to the Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act of 2003, which regulate the use and reporting of consumer credit information and also impose disclosure requirements on entities who take adverse action based on information obtained from credit reporting agencies. In addition, there are state laws restricting the ability to collect and utilize certain types of personal information such as Social Security and driver’s license numbers and imposing secure disposal requirements for personal data. Certain state laws mandate businesses to implement reasonable data security measures. Massachusetts requires any business that processes the personal information of a Massachusetts resident to adopt and implement a written information security program. States are increasingly legislating data protection requirements for a broader list of personal data, such as biometric data, and are strengthening protections for students' personal information. All fifty states, Puerto Rico, and the U.S. Virgin Islands have now enacted data breach notification laws requiring businesses that experience a security breach of their computer databases that contain personal information to notify affected individuals, consumer reporting agencies and governmental agencies that possess data. In June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which will come into effect on January 1, 2020. The CCPA will require companies that process personal information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, will grant consumers specific access rights to their data, will allow consumers to opt out of certain data sharing with or sales to third parties and will create a new cause of action for data breaches. The CCPA has broadly defined personal information to include any information that is linked or linkable to a consumer. Clarifying legislative amendments and regulations are expected. Each privacy law and regulation that applies to us could increase our cost of doing business or limit permissible activities.

Anti-Money Laundering and Counter-Terrorism Regulation
Our business is subject to U.S. federal anti-money laundering laws and regulations, including the Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2001, which we refer to collectively as the “BSA.” The BSA, among other things, requires money services businesses to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity and maintain transaction records. We are also subject to certain economic and trade sanctions programs that are administered by the Office of Foreign Assets Control (“OFAC”) that prohibit or restrict transactions to or from (or transactions dealing with) specified countries, their governments and, in certain circumstances, their nationals, such as those who might be narcotics traffickers and terrorists or terrorist organizations. Similar anti-money laundering, counter terrorist financing and proceeds of crime laws apply to movements of currency and payments through electronic transactions and to dealings with persons specified on lists maintained by organizations similar to OFAC in several other countries and which may impose specific data retention obligations or prohibitions on intermediaries in the payment process. We have developed and continue to enhance compliance programs and policies to monitor and address related legal and regulatory requirements and developments.
Unfair or Deceptive Acts or Practices
We and many of our clients are subject to Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices. In addition, laws prohibiting these activities and other laws, rules and or regulations, including the Telemarketing Sales Act, may directly impact the activities of certain of our clients, and in some cases may subject us, as the client’s payment processor or provider of certain services, to investigations, fees, fines and disgorgement of funds if we are deemed to have aided and abetted or otherwise provided the means and instrumentalities to facilitate the illegal or improper activities of the client through our services. Various federal and state regulatory enforcement agencies, including the Federal Trade Commission and the states attorneys general, have authority to take action against non-banks that engage in unfair or deceptive acts or practices or violate other laws, rules and regulations and to the extent we are processing payments or providing services for a client that may be in violation of laws, rules and regulations, we may be subject to enforcement actions and as a result may incur losses and liabilities that may impact our business.
In addition, the CFPB has recently attempted to extend certain provisions of the Dodd-Frank Act that prevent the employment of unfair, deceptive or abusive acts or practices (“UDAAP”) to payment processors. Though there is still litigation involving whether payment processing companies are subject to these requirements (and the extent of their application), these requirements may apply or be applicable in the future. UDAAPs could involve omissions or misrepresentations of important information to consumers or practices that take advantage of vulnerable consumers, such as elderly or low-income consumers.
Stored Value Services
Stored value cards, store gift cards and electronic gift certificates are subject to various federal and state laws and regulations, which may include laws and regulations related to consumer and data protection, licensing, consumer disclosures, escheat, anti-money laundering, banking, trade practices and competition and wage and employment. The clients who utilize the gift card processing products and services that we may sell may be subject to these laws and regulations. In the future, if we seek to expand these stored value card products and services, or as a result of regulatory changes, we may be subject to additional regulation and may be required to obtain additional licenses and registrations which we may not be able to obtain.
The Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “Card Act”) created new requirements applicable to general-use prepaid gift cards, store gift cards and electronic gift certificates. The Card Act, along with the Federal Reserve’s amended Regulation E, created new requirements with respect to these cards and electronic certificates. These include certain prohibited features and revised disclosure obligations. Prepaid services may also be subject to the rules and regulations of Visa, Mastercard, Discover and American Express and other payment networks with which our clients and the card issuers do business. The clients who utilize the gift card processing products and services that we may sell are responsible for compliance with all applicable rules and requirements relating to their gift product program.

Additionally, the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, or “FinCEN”, issued a final rule in July 2011 regarding the applicability of the BSA’s regulations to “prepaid access” products and services. This rulemaking clarifies the anti-money laundering obligations for entities engaged in the provision and sale of prepaid services, such as prepaid gift cards. We are not registered with FinCEN based on our determination that our current products and services do not constitute a “prepaid program” as defined in the BSA and we are not a “provider” of prepaid access. We may in the future need to register with FinCEN as a “money services business-provider of prepaid access” in accordance with the rule based on changes to our products or services.
Indirect Regulatory Requirements
Certain of our distribution partners are financial institutions that are directly subject to various regulations and compliance obligations issued by the CFPB, the Federal Reserve System, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the National Credit Union Administration and other agencies responsible for regulating financial institutions, which includes state financial institution regulators. While these regulatory requirements and compliance obligations do not apply directly to us, many of these requirements materially affect the services we provide to our clients and us overall. The financial institution regulators have imposed requirements on regulated financial institutions to manage their third-party service providers. Among other things, these requirements include performing appropriate due diligence when selecting third-party service providers; evaluating the risk management, information security, and information management systems of third-party service providers; imposing contractual protections in agreements with third-party service providers (such as performance measures, audit and remediation rights, indemnification, compliance requirements, confidentiality and information security obligations, insurance requirements, and limits on liability); and conducting ongoing monitoring, diligence and audits of the performance of third-party service providers. Accommodating these requirements applicable to our clients imposes additional costs and risks in connection with our financial institution relationships. We expect to expend significant resources on an ongoing basis in an effort to assist our clients in meeting their legal requirements.
Payment Network Rules and Standards
Payment networks establish their own rules and standards that allocate liabilities and responsibilities among the payment networks and their participants. These rules and standards, including the PCI DSS, govern a variety of areas including how consumers and clients may use their cards, the security features of cards, security standards for processing, data security and allocation of liability for certain acts or omissions including liability in the event of a data breach. The payment networks may change these rules and standards from time to time as they may determine in their sole discretion and with or without advance notice to their participants. These changes may be made for any number of reasons, including as a result of changes in the regulatory environment, to maintain or attract new participants, or to serve the strategic initiatives of the networks and may impose additional costs and expenses on or be disadvantageous to certain participants. Participants are subject to audit by the payment networks to ensure compliance with applicable rules and standards. The networks may fine, penalize or suspend the registration of participants for certain acts or omissions or the failure of the participants to comply with applicable rules and standards.
An example of a recent standard is the “chip and pin” or “chip and signature” card requirement, known as EMV, which was mandated by Visa, Mastercard, American Express and Discover to be supported by payment processors by April 2013 and by merchants by October 2015. This mandate set new requirements and technical standards, including requiring integrated point of sale systems to be capable of accepting the more secure “chip” cards that utilize the EMV standard and setting new rules for data handling and security. Processors and clients that do not comply with the mandate or do not use systems that are EMV compliant risk fines and liability for fraud-related losses. We have invested significant resources to ensure our systems’ compliance with the mandate, and to assist our clients in becoming compliant.

To provide our electronic payment services, we must be registered either indirectly or directly as a service provider with each of the payment networks that we utilize. Because we are not a bank, we are not eligible for primary membership in certain payment networks, including Visa and Mastercard, and are therefore unable to directly access these networks. The operating regulations of certain payment networks, including Visa and Mastercard, require us to be sponsored by a member bank as a service provider. We are registered with certain payment networks, including Visa and Mastercard, through various sponsor banks. The agreements with our bank sponsors give them substantial discretion in approving certain aspects of our business practices including our solicitation, application and qualification procedures for clients and the terms of our agreements with clients. We are also subject to network operating rules and guidelines promulgated by the National Automated Clearing House Association (“NACHA”) relating to payment transactions we process using the ACH Network. Like the card networks, NACHA may update its operating rules and guidelines at any time and we will be subject to these changes. These operating rules and guidelines allocate responsibility and liabilities to the various participants in the payment network. Recently, NACHA has focused upon data security and privacy responsibilities. We are subject to audit by our partner financial institutions for compliance with the rules and guidelines. Our sponsor financial institutions have substantial discretion in approving certain aspects of our business practices, including the terms of our agreements with our ACH processing clients.
Money Transmitter Regulation
We are subject to various U.S. federal, state, and foreign laws and regulations governing money transmission and the issuance and sale of payment instruments, including some of the prepaid products we may sell.
In the United States, most states license money transmitters and issuers of payment instruments. These states not only regulate and control money transmitters, but they also license entities engaged in the transmission of funds. Many states exercise authority over the operations of our services related to money transmission and payment instruments and, as part of this authority, subject us to periodic examinations. Many states require, among other things, that proceeds from money transmission activity and payment instrument sales be invested in high-quality marketable securities before the settlement of the transactions or otherwise restrict the use and safekeeping of such funds. Such licensing laws also may cover matters such as regulatory approval of consumer forms, consumer disclosures and the filing of periodic reports by the licensee and require the licensee to demonstrate and maintain specified levels of net worth. Many states also require money transmitters, issuers of payment instruments, and their agents to comply with federal and/or state anti-money laundering laws and regulations.
Other Regulation
We are subject to U.S. federal and state unclaimed or abandoned property (escheat) laws which require us to turn over to certain government authorities the property of others we hold that has been unclaimed for a specified period of time such as account balances that are due to a distribution partner or client following discontinuation of its relationship with us. The Housing Assistance Tax Act of 2008 requires certain merchant acquiring entities and third-party settlement organizations to provide information returns for each calendar year with respect to payments made in settlement of electronic payment transactions and third-party payment network transactions occurring in that calendar year. Reportable transactions are also subject to backup withholding requirements.
The foregoing is not an exhaustive list of the laws and regulations to which we are subject and the regulatory framework governing our business is changing continuously. See “Risk Factors—Risks Related to Our Business and Industry” in Part I, Item 1A of this Annual Report on Form 10-K.
Our Intellectual Property
Certain of our products and services are based on proprietary software and related payment systems solutions. We rely on a combination of copyright, trademark, and trade secret laws, as well as employee and third-party non-disclosure, confidentiality, and contractual arrangements to establish, maintain, and enforce our intellectual property rights in our technology, including with respect to our proprietary rights related to our products and services. In addition, we license technology from third parties that is integrated into some of our solutions.
We own a number of registered federal service marks, including i3 Verticals®, PaySchools® and Axia®. We also own a number of domain names, including www.i3verticals.com.

Our Employees
As of September 30, 2018, we had 338 employees. None of our employees is represented by a labor union and we have experienced no work stoppages. We consider our employee relations to be in good standing.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities and Exchange Commission (the “SEC”). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. We also maintain a website at www.i3verticals.com, through which you may access these materials free of charge as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Information contained on our website is not a part of this Annual Report on Form 10-K and the inclusion of our website address in this report is an inactive textual reference only.

Item 1A.  Risk Factors
Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. The following risk factors, some of which contain statements that constitute forward-looking statements, should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.
Risks Related to Our Business and Industry
We have a history of operating losses and will need to generate significant revenues to attain and maintain profitability and positive cash flow.
Since inception in 2012, we have been engaged in growth activities and have made a significant number of acquisitions in an effort to grow our business. This acquisition activity requires substantial capital and other expenditures. As a result, 2017 was the first fiscal year for which we attained profitability, we incurred a net loss attributable to i3 Verticals, Inc. of $6.9 million in fiscal year 2018, and we may incur losses again in the future. A substantial portion of our historical revenue growth has resulted from acquisitions. For the year ended September 30, 2018, revenues attributable to the acquisitions we completed in 2017 and 2018 were $67.6 million, or 20.9% of our total revenues. We expect our cash needs to increase significantly for the next several years as we:
•make additional acquisitions;
•market our products and services;
•expand our client support and service operations;
•hire additional marketing, client support and administrative personnel; and
•implement new and upgraded operational and financial systems, procedures and controls.
As a result of these continuing costs and expenses, we need to generate significant revenues to attain and maintain profitability and positive cash flow. To date, our operations have been supported by equity and debt financings. If we do not continue to increase our revenues, our business, results of operations and financial condition could be materially and adversely affected.

The payment processing industry is highly competitive. Such competition could adversely affect the fees we receive, and as a result, our margins, business, financial condition and results of operations.
The market for payment processing services is highly competitive and has relatively low barriers to entry. Other providers of payment processing services have established a sizable market share in the merchant acquiring sector and service more clients than we do. Our growth will depend, in part, on a combination of the continued growth of the electronic payment market and our ability to increase our market share.
Our payment and software solutions compete against many forms of financial services and payment systems, including electronic, mobile and integrated payment platforms as well as cash and checks. Our competitors include traditional merchant acquirers such as financial institutions, affiliates of financial institutions and well-established payment processing companies that target our existing clients and potential clients directly, including Bank of America Merchant Services, Chase Paymentech, Elavon, Inc. (a subsidiary of U.S. Bancorp), First Data Corporation, Global Payments, Inc., WorldPay, Inc. and Total Systems Services, Inc. In addition, we compete with vendors that are specifically targeting ISVs and VARs as distribution partners for their merchant acquiring services, such as Stripe, Inc., Square, Inc., PayPal Holdings, Inc., Braintree (owned by PayPal), Adyen, Ltd., and OpenEdge (a division of Global Payments).
Many of our competitors have substantially greater financial, technological, management and marketing resources than we have. Accordingly, if these competitors specifically target our business model, they may be able to offer more attractive fees or payment terms and advances to our clients and more attractive compensation to our distribution partners. They also may be able to offer and provide products and services that we do not offer. There are also a large number of small providers of processing services that provide various ranges of services to our clients and our potential clients. This competition may effectively limit the prices we can charge and requires us to control costs aggressively in order to maintain acceptable profit margins. Further, if the use of payment cards other than Visa or Mastercard grows, or if there is increased use of certain debit cards, our average profit per transaction could be reduced. Competition could also result in a loss of existing distribution partners and clients and greater difficulty attracting new distribution partners and clients. One or more of these factors could have a material adverse effect on our business, financial condition and results of operations.

To acquire and retain clients, we depend in part on distribution partners that generally do not serve us exclusively, may not aggressively market our products and services, are subject to attrition and are not under our control.
We rely heavily on the efforts of our distribution partners to market our products and services to existing clients and potential clients. Generally, our agreements with distribution partners are not exclusive and these partners retain the right to refer potential clients to other merchant acquirers. Gaining and maintaining loyalty or exclusivity may require financial concessions to maintain current distribution partners or to attract potential distribution partners from our competitors who may be offering significantly more enticing pricing terms, such as increased signing bonuses or residuals payable to our referral partners, which could have a negative impact on our results of operations. If these distribution partners switch to another merchant acquirer, focus more heavily on promoting the products and services of one or more other merchant acquirers, cease operations or become insolvent, we may no longer receive new referrals from them or may receive fewer new referrals from them, and we also risk losing existing clients with whom the distribution partner has a relationship. Additionally, some of our distribution partners are subject to the requirements imposed by our bank sponsors, which may result in fines to them for non-compliance and may, in some cases, result in these entities ceasing to market our products and services. If we are unable to maintain our existing base of distribution partners or develop relationships with new distribution partners, our business, financial condition and results of operations would be materially adversely affected. Further, we may be named in legal proceedings in connection with the actions of our distribution partners where it is alleged that our distribution partners have intentionally or negligently misrepresented pricing or other contractual terms to clients or potential clients related to our processing solutions or related products. Our distribution partners are independent businesses and we have no control over their day-to-day business activities, including their client marketing and solicitation practices. While in some cases we may have indemnification rights against our distribution partners for these activities, there is no guarantee that we will be able to successfully enforce those indemnification rights or that our distribution partners are adequately capitalized in a manner necessary to satisfy their indemnification obligations to us. If one or more judgments or settlements in any litigation or other investigation, plus related defense and investigation costs, significantly exceed our insurance coverage and we are unable to enforce our indemnification rights against a distribution partner or partners, our business, financial condition and results of operations could materially suffer.
If we cannot keep pace with rapid developments and changes in our industry, the use of our products and services could decline, causing a reduction in our revenues.
The electronic payments market is subject to constant and significant changes. This market is characterized by rapid technological evolution, new product and service introductions, evolving industry standards, changing client needs and the entrance of non-traditional competitors, including products and services that enable card networks and banks to transact with consumers directly. To remain competitive, we continually pursue initiatives to develop new products and services to compete with these new market entrants. These projects carry risks, such as cost overruns, delays in delivery, performance problems and lack of client acceptance. In addition, new products and offerings may not perform as intended or generate the business or revenue growth expected. Additionally, we look for acquisition opportunities, investments and alliance relationships with other businesses that will increase our market penetration and enhance our technological capabilities, product offerings and distribution capabilities. Any delay in the delivery of new products and services or the failure to differentiate our products and services or to accurately predict and address market demand could render our products and services less desirable, or even obsolete, to our clients and to our distribution partners. Furthermore, even though the market for integrated payment processing products and services is evolving, it may develop too rapidly or not rapidly enough for us to recover the costs we have incurred in developing new products and services targeted at this market. Any of the foregoing could have a material and adverse effect on our operating results and financial condition.

The continued growth and development of our payment processing activities will depend on our ability to anticipate and adapt to changes in consumer behavior. For example, consumer behavior may change regarding the use of payment card transactions, including the relative increased use of cash, cryptocurrencies, other emerging or alternative payment methods and payment card systems that we or our processing partners do not adequately support or that do not provide adequate commissions to parties like us. Any failure to timely integrate emerging payment methods into our software, to anticipate consumer behavior changes or to contract with processing partners that support such emerging payment technologies could cause us to lose traction among our customers or referral sources, resulting in a corresponding loss of revenue, if those methods become popular among end-users of their services.
The products and services we deliver are designed to process complex transactions and provide reports and other information on those transactions, all at very high volumes and processing speeds. Our technology offerings must also integrate with a variety of network, hardware, mobile and software platforms and technologies, and we need to continuously modify and enhance our products and services to adapt to changes and innovation in these technologies. Any failure to deliver an effective, reliable and secure service or any performance issue that arises with a new product or service could result in significant processing or reporting errors or other losses. If we do not deliver a promised new product or service to our clients or distribution partners in a timely manner or the product or service does not perform as anticipated, our development efforts could result in increased costs and a loss in business that could reduce our earnings and cause a loss of revenue. We also rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to new technologies, including software and hardware. Our future success will depend in part on our ability to develop or adapt to technological changes and evolving industry standards. If we are unable to develop, adapt to or access technological changes or evolving industry standards on a timely and cost-effective basis, our business, financial condition and results of operations would be materially adversely affected.
Unauthorized disclosure, destruction or modification of data or disruption of our services could expose us to liability, protracted and costly litigation and damage our reputation.
We are responsible both for our own business and to a significant degree for acts and omissions by certain of our distribution partners and third-party vendors under the rules and regulations established by the payment networks, such as Visa and Mastercard, Discover and American Express, and the debit networks. We and other third parties collect, process, store and transmit sensitive data, such as names, addresses, social security numbers, credit or debit card numbers and expiration dates, drivers’ license numbers and bank account numbers, and we have ultimate liability to the payment networks and member financial institutions that register us with the payment networks for our failure, or the failure of certain distribution partners and third parties with whom we contract, to protect this data in accordance with payment network requirements. The loss, destruction or unauthorized modification of client or cardholder data could result in significant fines, sanctions and proceedings or actions against us by the payment networks, governmental bodies, consumers or others, which could have a material adverse effect on our business, financial condition and results of operations. Any such proceeding or action could damage our reputation, force us to incur significant expenses in defense of these proceedings, distract our management, increase our costs of doing business and may result in the imposition of monetary liability.

We could be subject to breaches of security by hackers. Although we proactively employ multiple measures to defend our systems against intrusions and attacks and to protect the data we collect, our measures may not prevent unauthorized access or use of sensitive data. A breach of our system or a third-party system upon which we rely may subject us to material losses or liability, including payment network fines, assessments and claims for unauthorized purchases with misappropriated credit, debit or card information, impersonation or other similar fraud claims. A misuse of such data or a cybersecurity breach could harm our reputation and deter our clients and potential clients from using electronic payments generally and our products and services specifically, thus reducing our revenue. In addition, any such misuse or breach could cause us to incur costs to correct the breaches or failures, expose us to uninsured liability, increase our risk of regulatory scrutiny, subject us to lawsuits and result in the imposition of material penalties and fines under state and federal laws or by the payment networks. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. A significant cybersecurity breach could also result in payment networks prohibiting us from processing transactions on their networks or the loss of our financial institution sponsorship that facilitates our participation in the payment networks, either of which could materially impede our ability to conduct business.
Although we generally require that our agreements with our distribution partners and service providers who have access to client and customer data include confidentiality obligations that restrict these parties from using or disclosing any client or customer data except as necessary to perform their services under the applicable agreements, there can be no assurance that these contractual measures will prevent the unauthorized disclosure of business or client data, nor can we be sure that such third parties would be willing or able to satisfy liabilities arising from their breach of these agreements. Any failure by such third parties to adequately take these protective measures could result in protracted or costly litigation.
In addition, our agreements with our bank sponsors (as well as payment network requirements) require us to take certain protective measures to ensure the confidentiality of business and consumer data. Any failure to adequately comply with these protective measures could result in fees, penalties, litigation or termination of our bank sponsor agreements.
Any significant unauthorized disclosure of sensitive data entrusted to us would cause significant damage to our reputation, and impair our ability to attract new integrated technology and distribution partners, and may cause parties with whom we already have such agreements to terminate them.
If we fail to comply with the applicable requirements of the Visa and Mastercard payment networks, those payment networks could seek to fine us, suspend us or terminate our registrations through our bank sponsors.
We do not directly access the payment card networks, such as Visa and Mastercard, that enable our acceptance of credit cards and debit cards, including some types of prepaid cards. Accordingly, we must rely on banks or other payment processors to process transactions and must pay fees for the services. To provide our merchant acquiring services, we are registered through our bank sponsors with the Visa and Mastercard networks as service providers for member institutions. The majority of our $11.6 billion in payment volume in fiscal year 2018 was attributable to transactions processed on the Visa and Mastercard networks. As such, we, our bank sponsors and many of our clients are subject to complex and evolving payment network rules. The payment networks routinely update and modify requirements applicable to merchant acquirers, including rules regulating data integrity, third-party relationships (such as those with respect to bank sponsors and ISOs), merchant chargeback standards and PCI DSS. The rules of the card networks are set by their boards, which may be influenced by card issuers, some of which offer competing transaction processing services.
If we or our bank sponsors fail to comply with the applicable rules and requirements of the Visa or Mastercard payment networks, Visa or Mastercard could suspend or terminate our registration. Further, our transaction processing capabilities, including with respect to settlement processes, could be delayed or otherwise disrupted, and recurring non-compliance could result in the payment networks seeking to fine us, or suspend or terminate our registrations which allow us to process transactions on their networks, which would make it impossible for us to conduct our business on its current scale.

Under certain circumstances specified in the payment network rules, we may be required to submit to periodic audits, self-assessments or other assessments of our compliance with the PCI DSS. Such activities may reveal that we have failed to comply with the PCI DSS. In addition, even if we comply with the PCI DSS, there is no assurance that we will be protected from a security breach. The termination of our registration with the payment networks, or any changes in payment network or issuer rules that limit our ability to provide merchant acquiring services, could have an adverse effect on our payment processing volumes, revenues and operating costs. If we are unable to comply with the requirements applicable to our settlement activities, the payment networks may no longer allow us to provide these services, which would require us to spend additional resources to obtain settlement services from a third-party provider. In addition, if we were precluded from processing Visa and Mastercard electronic payments, we would lose substantially all of our revenues.
We are also subject to the operating rules of NACHA, a self-regulatory organization which administers and facilitates private-sector operating rules for ACH payments and defines the roles and responsibilities of financial institutions and other ACH network participants. The NACHA Rules and Operating Guidelines impose obligations on us and our partner financial institutions. These obligations include audit and oversight by the financial institutions and the imposition of mandatory corrective action, including termination, for serious violations. If an audit or self-assessment under PCI DSS or NACHA identifies any deficiencies that we need to remediate, the remediation efforts may distract our management team and be expensive and time consuming.
If our bank sponsorships are terminated and we are not able to secure or successfully migrate client portfolios to new bank sponsors, we will not be able to conduct our business.
If the banks that sponsor us with the Visa and Mastercard networks stop sponsoring us, we would need to find other financial institutions to provide those services, which could be difficult and expensive. If we are unable to find a replacement financial institution to provide sponsorship, we may no longer be able to provide processing services to affected clients, which would negatively impact our revenues and earnings. Furthermore, some agreements with our bank sponsors give them substantial discretion in approving certain aspects of our business practices, including our solicitation, application and qualification procedures for clients and the terms of our agreements with clients. Our bank sponsors’ discretionary actions under these agreements could have a material adverse effect on our business, financial condition, and results of operations.
We have faced, and may in the future face, significant chargeback liability if our clients refuse or cannot reimburse chargebacks resolved in favor of their customers, and may not accurately anticipate these liabilities.
We have potential liability for chargebacks associated with our clients’ processing transactions. In most circumstances, if a billing dispute between a client and a cardholder is not ultimately resolved in favor of our client, the disputed transaction is “charged back” to the client’s bank and credited to the account of the cardholder. Anytime our client is unable to satisfy a chargeback, we are responsible for that chargeback.
If we are unable to collect the chargeback from the client’s account or reserve account (if applicable), or if the client refuses or is financially unable due to bankruptcy or other reasons to reimburse us for the chargeback, we bear the loss for the amount of the refund paid to the cardholder’s bank. We incurred chargeback losses of $0.3 million, or 0.1% of revenues, in our 2018 fiscal year and $0.2 million, or 0.1% of revenues, in our 2017 fiscal year. Any increase in chargebacks not paid by our clients could have a material adverse effect on our business, financial condition and results of operations.

We are potentially liable for losses caused by fraudulent credit card transactions. Card fraud occurs when a client’s customer uses a stolen card (or a stolen card number in a card-not-present transaction) to purchase merchandise or services. In a traditional card-present transaction, if the client swipes the card, receives authorization for the transaction from the card issuing bank and verifies the signature on the back of the card against the paper receipt signed by the customer, the card issuing bank remains liable for any loss. In a fraudulent card-not-present transaction, even if the client receives authorization for the transaction, the client is liable for any loss arising from the transaction. Many of the SMBs clients that we serve are small and transact a substantial percentage of their sales over the Internet or in response to telephone or mail orders. Because their sales are card-not-present transactions, these clients are more vulnerable to customer fraud than larger clients. Because we target these SMB clients, we experience chargebacks arising from cardholder fraud more frequently than providers of payment processing services that service larger businesses and organizations.
Business fraud occurs when a business or organization, rather than a cardholder, knowingly uses a stolen or counterfeit card or card number to record a false sales transaction, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Business fraud also occurs when employees of businesses change the business demand deposit accounts to their personal bank account numbers, so that payments are improperly credited to the employee’s personal account. We have established systems and procedures to detect and reduce the impact of business fraud, but there can be no assurance that these measures are or will be effective. Incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud could increase our chargeback liability and other liability.
On occasion, we experience increases in interchange and sponsorship fees; if we cannot pass these increases along to our clients, our profit margins will be reduced.
We pay interchange fees or assessments to issuing banks through the card associations for each transaction that is processed using their credit and debit cards. From time to time, the card associations increase the interchange fees that they charge processors and the sponsoring banks. At their sole discretion, our sponsoring banks have the right to pass any increases in interchange fees on to us. In addition, our sponsoring banks may seek to increase their sponsorship fees charged to us, all of which are based upon the dollar amount of the payment transactions we process. If we are not able to pass these fee increases along to clients through corresponding increases in our processing fees, our profit margins will be reduced.
Our systems and our third-party providers’ systems may fail or our third-party providers may discontinue providing their services or technology generally or to us specifically, which in either case could interrupt our business, cause us to lose business and increase our costs.
We rely on third parties for specific services, software and hardware used in providing our products and services. Some of these organizations and service providers are our competitors or provide similar services and technology to our competitors, and we may not have long-term contracts with them. If these contracts are canceled or we are unable to renew them on commercially reasonable terms, or at all, our business, financial condition and results of operation could be adversely impacted. The termination by our service or technology providers of their arrangements with us or their failure to perform their services efficiently and effectively may adversely affect our relationships with our clients and, if we cannot find alternate providers quickly, may cause those clients to terminate their processing agreements with us.
We also rely in part on third parties for the development and access to new technologies, or for updates to existing products and services for which they provide ongoing support. Failure by these third-party providers to devote an appropriate level of attention to our products and services could result in delays in introducing new products or services, or delays in resolving any issues with existing products or services for which third-party providers provide ongoing support.

Our systems and operations or those of our third-party technology vendors could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency and similar events. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur. Likewise, while we have disaster recovery policies and arrangements in place, they have not been tested under actual disasters or similar events. Defects in our systems or those of third parties, errors or delays in the processing of payment transactions, telecommunications failures or other difficulties could result in:
•loss of revenues;
•loss of clients;
•loss of client and cardholder data;
•fines imposed by payment networks;
•harm to our business or reputation resulting from negative publicity;
•exposure to fraud losses or other liabilities;
•additional operating and development costs; or
•diversion of management, technical and other resources, among other consequences.
We are subject to economic and political risk, the business cycles of our clients and distribution partners and changes in the overall level of consumer and commercial spending, which could negatively impact our business, financial condition and results of operations.
The electronic payment industry depends heavily on the overall level of consumer and commercial spending. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income and changes in consumer purchasing habits. A sustained deterioration in general economic conditions, particularly in the United States, or increases in interest rates, could adversely affect our financial performance by reducing the number or aggregate volume of transactions made using electronic payments. A reduction in the amount of consumer or commercial spending could result in a decrease in our revenue and profits. If our clients make fewer purchases or sales of products and services using electronic payments, or consumers spend less money through electronic payments, we will have fewer transactions to process at lower dollar amounts, resulting in lower revenue.
A weakening in the economy could have a negative impact on our clients, as well as their customers who purchase products and services using the payment processing systems to which we provide access, which could, in turn, negatively affect our business, financial condition and results of operations. In addition, a weakening in the economy could force SMBs to close at higher than historical rates in part because many of them are not as well capitalized as larger organizations, which could expose us to potential credit losses and future transaction declines. Further, credit card issuers may reduce credit limits and become more selective in their card issuance practices. We also have a certain amount of fixed and semi-fixed costs, including rent, debt service and salaries, which could limit our ability to quickly adjust costs and respond to changes in our business and the economy.
A decline in the use of cards and ACH as payment mechanisms for consumers and businesses or adverse developments in the electronic payment industry in general could adversely affect our business, financial condition and operating results.
If consumers and businesses do not continue to use cards or ACH as payment mechanisms for their transactions or if the mix of payments among the types of cards and ACH changes in a way that is adverse to us, it could have a material adverse effect on our business, financial condition and results of operations. Regulatory changes may also result in our clients seeking to charge their customers additional fees for use of credit or debit cards. Additionally, in recent years, increased incidents of security breaches have caused some consumers to lose confidence in the ability of businesses to protect their information, causing certain consumers to discontinue use of electronic payment methods. Security breaches could result in financial institutions canceling large numbers of credit and debit cards, or consumers or businesses electing to cancel their cards following such an incident.

We may not be able to continue to expand our share of our existing vertical markets or expand into new vertical markets, which would inhibit our ability to grow and increase our profitability.
Our future growth and profitability depend, in part, upon our continued expansion within the vertical markets in which we currently operate, the emergence of other vertical markets for electronic payments and our integrated solutions, and our ability to penetrate new vertical markets and our current distribution partners’ customer base. As part of our strategy to expand into new vertical markets, we look for acquisition opportunities and partnerships with other businesses that will allow us to increase our market penetration, technological capabilities, product offerings and distribution capabilities. We may not be able to successfully identify suitable acquisition or partnership candidates in the future, and if we do, they may not provide us with the benefits we anticipated.
Our expansion into new vertical markets also depends upon our ability to adapt our existing technology or to develop new technologies to meet the particular needs of each new vertical market. We may not have adequate financial or technological resources to develop effective and secure services or distribution channels that will satisfy the demands of these new vertical markets. Penetrating these new vertical markets may also prove to be more challenging or costly or take longer than we may anticipate. If we fail to expand into new vertical markets and increase our penetration into existing vertical markets, we may not be able to continue to grow our revenues and earnings.
We may not be able to successfully execute our strategy of growth through acquisitions.
A significant part of our growth strategy is to enter into new vertical markets through platform acquisitions of vertically-focused integrated payment and software solutions providers and to expand within our existing vertical markets through selective tuck-in acquisitions.
Although we expect to continue to execute our acquisition strategy:
•we may not be able to identify suitable acquisition candidates or acquire additional assets on favorable terms;
•we may compete with others to acquire assets, which competition may increase, and any level of competition could result in decreased availability or increased prices for acquisition candidates;
•we may compete with others for select acquisitions and our competition may consist of larger, better-funded organizations with more resources and easier access to capital;
•we may experience difficulty in anticipating the timing and availability of acquisition candidates;
•we may not be able to obtain the necessary financing, on favorable terms or at all, to finance any of our potential acquisitions; and
•we may not be able to generate cash necessary to execute our acquisition strategy.
The occurrence of any of these factors could adversely affect our growth strategy.
Revenues and profits generated via acquisition may be less than anticipated and we may fail to uncover all liabilities of acquisition targets through the due diligence process prior to an acquisition, resulting in unanticipated costs, losses or a decline in profits, as well as potential impairment charges.
In evaluating and determining the purchase price for a prospective acquisition, we estimate the future revenues and profits from that acquisition based largely on historical financial performance. Following an acquisition, we may experience some attrition in the number of clients serviced by an acquired provider of payment processing services or included in an acquired portfolio of merchant accounts. Should the rate of post-acquisition client attrition exceed the rate we forecasted, the revenues and profits from the acquisition may be less than we estimated, which could result in losses or a decline in profits, as well as potential impairment charges.
We perform a due diligence review of each of our acquisition partners. This due diligence review, however, may not adequately uncover all of the contingent or undisclosed liabilities we may incur as a consequence of the proposed acquisition, exposing us to potentially significant, unanticipated costs, as well as potential impairment charges.

We may encounter delays, operational difficulties and non-recurring costs in completing the necessary transfer of data processing functions and connecting systems links required by an acquisition, resulting in increased costs for, and a delay in the realization of revenues from, that acquisition.
The acquisition of a provider of payment processing services, as well as a portfolio of merchant accounts, requires the transfer of various data processing functions and connecting links to our systems and those of our third-party service providers. If the transfer of these functions and links does not occur rapidly and smoothly, payment processing delays and errors may occur, resulting in a loss of revenues, increased client attrition and increased expenditures to correct the transitional problems, which could preclude our attainment of, or reduce, our anticipated revenue and profits.
In connection with some acquisitions, we may incur non-recurring severance expenses, restructuring charges or change of control payments. These expenses, charges or payments, as well as the initial costs of integrating the personnel and facilities of an acquired business with those of our existing operations, may adversely affect our operating results during the initial financial periods following an acquisition. In addition, the integration of newly acquired companies may lead to diversion of management attention from other ongoing business concerns.
A decrease in the quality of the products and services we offer, including support services, could adversely impact our ability to attract and retain clients and distribution partners.
Our clients expect a consistent level of quality in the provision of our products and services. The support services that we provide are also a key element of the value proposition to our clients. If the reliability or functionality of our products and services is compromised or the quality of those products or services is otherwise degraded, or if we fail to continue to provide a high level of support, we could lose existing clients and find it harder to attract new clients and distribution partners.
Changes in tax laws or their interpretations, or becoming subject to additional U.S., state or local taxes that cannot be passed through to our clients, could negatively affect our business, financial condition and results of operations.
We are subject to extensive tax liabilities, including federal and state and transactional taxes such as excise, sales/use, payroll, franchise, withholding, and ad valorem taxes. Changes in tax laws or their interpretations could decrease the amount of revenues we receive, the value of any tax loss carryforwards and tax credits recorded on our balance sheet and the amount of our cash flow, and have a material adverse impact on our business, financial condition and results of operations. Some of our tax liabilities are subject to periodic audits by the respective taxing authority which could increase our tax liabilities. Furthermore, companies in the payment processing industry, including us, may become subject to incremental taxation in various tax jurisdictions. Taxing jurisdictions have not yet adopted uniform positions on this topic. If we are required to pay additional taxes and are unable to pass the tax expense through to our clients, our costs would increase and our net income would be reduced, which could have a material adverse effect on our business, financial condition and results of operations.
Many of our clients are SMBs, which can be more difficult and costly to retain than larger enterprises and may increase the effect of economic fluctuations on us.
Many of our clients are SMBs. To continue to grow our revenue, we must add new SMB clients, sell additional products and services to existing SMB clients and encourage existing SMB clients to continue doing business with us. However, retaining SMB clients can be more difficult than retaining large enterprises because SMBs often have higher rates of business failures and more limited resources and are typically less able to make technology-related decisions based on factors other than price.
SMBs are typically more susceptible to the adverse effects of economic fluctuations. Adverse changes in the economic environment or business failures of our SMB clients may have a greater impact on us than on our competitors who do not focus on SMBs to the extent that we do. As a result, we may need to onboard new clients at an accelerated rate or decrease our expenses to reduce negative impacts on our business, financial condition and results of operations.

We may not be able to successfully manage our intellectual property.
Our intellectual property is critical to our future success, particularly in our strategic verticals where we may offer proprietary software solutions to our clients. We rely on a combination of contractual license rights and copyright, trademark and trade secret laws to establish and protect our proprietary technology. Third parties may challenge, invalidate, circumvent, infringe or misappropriate our intellectual property or the intellectual property of our third party licensors, or such intellectual property may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain service offerings or other competitive harm. Others, including our competitors, may independently develop similar technology, duplicate our products and services, design around or reverse engineer our intellectual property, and in such cases neither we nor our third-party licensors may be able to assert intellectual property rights against such parties. Further, our contractual license arrangements may be subject to termination or renegotiation with unfavorable terms to us, and our third-party licensors may be subject to bankruptcy, insolvency and other adverse business dynamics, any of which might affect our ability to use and exploit the products licensed to us by these third-party licensors. We may have to litigate to enforce or determine the scope and enforceability of our intellectual property rights (including litigation against our third-party licensors), which is expensive, could cause a diversion of resources and may not prove successful. The loss of intellectual property protection or the inability to obtain third-party intellectual property could harm our business and ability to compete.
We may be subject to infringement claims.
We may be subject to costly litigation if our products or services are alleged to infringe upon or otherwise violate a third party’s proprietary rights. Third parties may have, or may eventually be issued, patents that could be infringed by our products and services. Any of these third parties could make a claim of infringement against us with respect to our products and services. We may also be subject to claims by third parties for patent infringement, breach of copyright, trademark, license usage or other intellectual property rights. Any claim from third parties may result in a limitation on our ability to use the intellectual property subject to these claims. Additionally, in recent years, individuals and groups have been purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies like ours. Even if we believe that intellectual property related claims are without merit, defending against such claims is time consuming and expensive and could result in the diversion of the time and attention of our management and employees. Claims of intellectual property infringement also might require us to redesign affected products or services, enter into costly settlement or license agreements, pay costly damage awards for which we may not have insurance, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products or services. Even if we have an agreement for indemnification against such costs, the indemnifying party, if any in such circumstances, may be unable to uphold its contractual obligations. If we cannot or do not license the infringed technology on reasonable terms or substitute similar technology from another source, our revenue and earnings could be adversely affected.
If we lose key personnel, or if their reputations are damaged, our business, financial condition and results of operations may be adversely affected, and proprietary information of our company could be shared with our competitors.
We depend on the ability and experience of a number of our key personnel, particularly Messrs. Daily, Whitson, Stanford and Bertke, who have substantial experience with our operations, the rapidly changing payment processing industry and the vertical markets in which we offer our products and services. Many of our key personnel have worked for us for a significant amount of time or were recruited by us specifically due to their experience. Our success depends in part upon the reputation and influence within the industry of our senior managers who have, over the years, developed long standing and favorable relationships with our vendors, card associations, bank sponsors and other payment processing and service providers. It is possible that the loss of the services of one or a combination of our senior executives or key managers could have a material adverse effect on our business, financial condition and results of operations. In addition, contractual obligations related to confidentiality and assignment of intellectual property rights may be ineffective or unenforceable, and departing employees may share our proprietary information with competitors in ways that could adversely impact us.

In a dynamic industry like ours, our success and growth depend on our ability to attract, recruit, retain and develop qualified employees.
Our business functions at the intersection of rapidly changing technological, social, economic and regulatory developments that require a wide-ranging set of expertise and intellectual capital. For us to continue to successfully compete and grow, we must attract, recruit, develop and retain the necessary personnel who can provide the needed expertise across the entire spectrum of our intellectual capital needs. While we have a number of key personnel who have substantial experience with our operations, we must also develop our personnel to provide succession plans capable of maintaining continuity in the midst of the inevitable unpredictability of human capital. The market for qualified personnel is competitive, and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. Our effort to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability. We can make no assurances that qualified employees will continue to be employed or that we will be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on our business, financial condition and results of operations.
Our operating results and operating metrics are subject to seasonality and volatility, which could result in fluctuations in our quarterly revenues and operating results or in perceptions of our business prospects.
We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenues as a result of consumer spending patterns. Historically our revenues have been strongest in our first, third and fourth fiscal quarters and weakest in our second fiscal quarter. This is due to the increase in the number and amount of electronic payment transactions related to seasonal retail events, such as holiday and vacation spending. The number of business days in a month or quarter also may affect seasonal fluctuations. We also experience volatility in certain other metrics, such as clients, transactions and dollar volume. Volatility in our key operating metrics or their rates of growth could have a negative impact on our financial results and investor perceptions of our business prospects.
We are a decentralized company, which presents certain risks, including the risk that we may be slower or less able to identify or react to problems affecting a key business unit than we would in a more centralized environment, which could materially and adversely affect our business, financial condition and results of operations.
We are a decentralized company. While we believe this structure has catalyzed our growth and enabled us to remain responsive to opportunities and to our clients’ needs, it necessarily places significant control and decision-making powers in the hands of local management. This presents various risks, including the risk that we may be slower or less able to identify or react to problems affecting a key business unit than we would in a more centralized environment. In addition, it means that we may be slower to detect compliance related problems and that “company-wide” business initiatives, such as the integration of disparate information technology systems, are often more challenging and costly to implement, and their risk of failure higher, than they would be in a more centralized environment. Depending on the nature of the problem or initiative in question, such failure could materially and adversely affect our business, financial condition or results of operations.

We are the subject of various claims and legal proceedings and may become the subject of claims, litigation or investigations which could have a material adverse effect on our business, financial condition or results of operations.
In the ordinary course of business, we are the subject of various claims and legal proceedings and may become the subject of claims, litigation or investigations, including commercial disputes and employee claims, such as claims of age discrimination, sexual harassment, gender discrimination, immigration violations or other local, state and federal labor law violations, and from time to time may be involved in governmental or regulatory investigations or similar matters arising out of our current or future business. Any claims asserted against us or our management, regardless of merit or eventual outcome, could harm our reputation or the reputation of our management and have an adverse impact on our relationship with our clients, distribution partners and other third parties and could lead to additional related claims. In light of the potential cost and uncertainty involved in litigation, we have in the past and may in the future settle matters even when we believe we have a meritorious defense. Certain claims may seek injunctive relief, which could disrupt the ordinary conduct of our business and operations or increase our cost of doing business. Our insurance or indemnities may not cover all claims that may be asserted against us. Furthermore, there is no guarantee that we will be successful in defending ourselves in pending or future litigation or similar matters under various laws. Any judgments or settlements in any pending litigation or future claims, litigation or investigation could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Regulation
We are subject to extensive government regulation, and any new laws and regulations, industry standards or revisions made to existing laws, regulations or industry standards affecting the electronic payments industry, or our actual or perceived failure to comply with such obligations, may have an unfavorable impact on our business, financial condition and results of operations.
We are subject to numerous federal and state regulations that affect the electronic payments industry. Regulation of our industry has increased significantly in recent years and is constantly evolving. Changes to statutes, regulations or industry standards, including interpretation and implementation of statutes, regulations or standards, could increase our cost of doing business or affect the competitive balance. We are also subject to U.S. financial services regulations, numerous consumer protection laws, escheat regulations and privacy and information security regulations, among other laws, rules and regulations. Failure to comply with regulations may have an adverse effect on our business, including the limitation, suspension or termination of services provided to, or by, third parties, and the imposition of penalties or fines. To the extent these regulations negatively impact the business, operations or financial condition of our clients, our business and results of operations could be materially and adversely affected because, among other matters, our clients could have less capacity to purchase products and services from us, could decide to avoid or abandon certain lines of business, or could seek to pass on increased costs to us by negotiating price reductions. We could be required to invest a significant amount of time and resources to comply with additional regulations or oversight or to modify the manner in which we contract with or provide products and services to our clients; and those regulations could directly or indirectly limit how much we can charge for our services. We may not be able to update our existing products and services, or develop new ones, to satisfy our clients’ needs. Any of these events, if realized, could have a material adverse effect on our business, results of operations and financial condition.
These and other laws and regulations, even if not directed at us, may require us to make significant efforts to change our products and services and may require that we incur additional compliance costs and change how we price our products and services to our clients and distribution partners. Implementing new compliance efforts is difficult because of the complexity of new regulatory requirements, and we are devoting and will continue to devote significant resources to ensure compliance. Furthermore, regulatory actions may cause changes in business practices by us and other industry participants which could affect how we market, price and distribute our products and services, and which could materially adversely affect our business, financial condition and results of operations. In addition, even an inadvertent failure to comply with laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could damage our business or our reputation.

Compliance with the Dodd-Frank Act and other federal and state regulations may increase our compliance costs, limit our revenues and otherwise negatively affect our business.
Since the enactment of the Dodd-Frank Act, there have been substantial reforms to the supervision and operation of the financial services industry, including numerous new regulations that have imposed compliance costs and, in some cases, limited revenue sources for us and our financial institution partners and clients. Among other things, the Dodd-Frank Act established the CFPB, which is empowered to conduct rule-making and supervision related to, and enforcement of, federal consumer financial protection laws. The CFPB has issued guidance that applies to “supervised service providers,” which the CFPB has defined to include service providers, like us, to CFPB supervised banks and nonbanks. In addition, federal and state agencies have recently proposed or enacted cybersecurity regulations, such as the Cybersecurity Requirements for Financial Services Companies issued by the New York State Department of Financial Services and the Advance Notice of Proposed Rulemaking on Enhanced Cyber Risk Management Standards issued by The Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation in October 2016. Such cybersecurity regulations are applicable to large bank holding companies and their subsidiaries, as well as to service providers to those organizations. Any new rules and regulations implemented by the CFPB, state or other authorities or in connection with the Dodd-Frank Act could, among other things, slow our ability to adapt to a rapidly changing industry, require us to make significant additional investments to comply with them, redirect time and resources to compliance obligations, modify our products or services or the manner in which they are provided, or limit or change the amount or types of revenue we are able to generate.
Interchange fees, which the payment processor typically pays to the card issuer in connection with credit and debit card transactions, are subject to increasingly intense legal, regulatory and legislative scrutiny. In particular, the Dodd-Frank Act regulates and limits debit card fees charged by certain card issuers and allows businesses and organizations to set minimum dollar amounts for the acceptance of credit cards. Specifically, under the so-called “Durbin Amendment” to the Dodd-Frank Act, the interchange fees that certain issuers charge businesses and organizations for debit transactions are regulated by the Federal Reserve and must be “reasonable and proportional” to the cost incurred by the issuer in authorizing, clearing and settling the transactions. Rules released by the Federal Reserve in July 2011 to implement the Durbin Amendment mandate a cap on debit transaction interchange fees for card issuers with assets of $10 billion or greater. Since October 2011, a payment network may not prohibit a card issuer from contracting with any other payment network for the processing of electronic debit transactions involving the card issuer’s debit cards, and card issuers and payment networks may not inhibit the ability of businesses and organizations to direct the routing of debit card transactions over any payment networks that can process the transactions.
Rules implementing the Dodd-Frank Act also contain certain prohibitions on payment network exclusivity and merchant routing restrictions. These restrictions could negatively affect the number of debit transactions processed, and prices charged per transaction, which would negatively affect our business.

If we violate the Family Educational Rights and Privacy Act (“FERPA”) and the Protection of Pupil Rights Amendment (“PPRA”), it could result in a material breach of contract with one or more of our clients in our education vertical and could harm our reputation. Further, if we disclose student information in violation of FERPA or PPRA, our access to student information could be suspended.
Our systems and solutions must also comply, in certain circumstances, with FERPA and PPRA, as well as with rapidly emerging state student data privacy laws that require schools to protect student data and to adopt privacy policies which can significantly vary from one state to another. FERPA generally prohibits an educational institution from disclosing personally identifiable information from a student’s education records without a parent’s consent unless certain statutory exceptions apply. Our school clients and their students disclose to us, and we may store, certain information that originates from or comprises a student education record under FERPA. PPRA puts limits on “survey, analysis or evaluations” that may come into play when schools employ internet-based educational services. Schools are required to develop policies that address, among other things, the collection, disclosure or use of personal information collected from students for the purpose of marketing or selling that information, and can place restrictions on third parties’ use of that data. As an entity that provides services to educational institutions, we are indirectly subject to FERPA’s and PPRA’s privacy requirements, and we may not transfer or otherwise disclose or use any personally identifiable information from a student record to another party other than on a basis and in a manner permitted under the statutes. If we violate FERPA or PPRA, it could result in a material breach of contract with one or more of our clients and could harm our reputation. Further, if we disclose student information in violation of FERPA or PPRA, our access to student information could be suspended, thus inhibiting our business operations.
We must comply with laws and regulations prohibiting unfair or deceptive acts or practices, and any failure to do so could materially and adversely affect our business.
We and many of our clients are subject to Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices. In addition, provisions of the Dodd-Frank Act that prohibit unfair, deceptive or abusive acts or practices (“UDAAP”), the Telemarketing Sales Act and other laws, rules and or regulations, may directly impact the activities of certain of our clients, and in some cases may subject us, as the electronic payment processor or provider of certain services, to investigations, fees, fines and disgorgement of funds if we were deemed to have improperly aided and abetted or otherwise provided the means and instrumentalities to facilitate the illegal or improper activities of the client through our services. Various federal and state regulatory enforcement agencies including the Federal Trade Commission and state attorneys general have authority to take action against non-banks that engage in UDAAP, or violate other laws, rules and regulations. To the extent we are processing payments or providing products and services for a client that may be in violation of laws, rules and regulations, we may be subject to enforcement actions and as a result may incur losses and liabilities that may adversely affect our business.
Numerous other federal laws affect our business, and any failure to comply with those laws could harm our business.
Our PayFac solutions present certain regulatory challenges, principally those relating to money transmitter issues. To address these challenges we, along with our third-party service providers, use structural arrangements designed to prevent us from receiving or controlling our client’s funds and therefore remove our activities from the scope of money transmitter regulation. There can be no assurance that these structural arrangements will remain effective as money transmitter laws continue to evolve or that the applicable regulatory bodies, particularly state agencies, will view our PayFac activities as compliant.
Our business may also be subject to the Fair Credit Reporting Act (the “FCRA”), which regulates the use and reporting of consumer credit information and also imposes disclosure requirements on entities that take adverse action based on information obtained from credit reporting agencies. We could be liable if our practices under the FCRA do not comply with the FCRA or regulations under it.

The Housing Assistance Tax Act of 2008 included an amendment to the Internal Revenue Code of 1986, as amended, or the “Code,” that requires information returns to be made for each calendar year by payment processing entities and third-party settlement organizations with respect to payments made in settlement of electronic payment transactions and third-party payment network transactions occurring in that calendar year. Reportable transactions are also subject to backup withholding requirements. We could be liable for penalties if our information returns are not in compliance with these regulations.
Our solutions may be required to conform, in certain circumstances, to requirements set forth in the Health Insurance Portability and Accountability Act of 1996, which governs the privacy and security of “protected health information.”
Depending on how our products and services evolve, we may be subject to a variety of additional laws and regulations, including those governing money transmission, gift cards and other prepaid access instruments, electronic funds transfers, anti-money laundering, counter-terrorist financing, restrictions on foreign assets, gambling, banking and lending, U.S. Safe Harbor regulations, and import and export restrictions. Additionally, we are contractually required to comply with certain anti-money laundering regulations in connection with our payment processing activities. These regulations are generally governed by FinCEN and OFAC. Our efforts to comply with these laws and regulations could be costly and result in diversion of management time and effort and may still not guarantee compliance. Regulators continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our clients and our clients’ customers, and to monitor transactions. If we are found to be in violation of any such legal or regulatory requirements, we may be subject to monetary fines or other penalties such as a cease and desist order, or we may be required to make product changes, any of which could have an adverse effect on our business and financial results.
Governmental regulations designed to protect or limit access to or use of consumer information could adversely affect our ability to effectively provide our products and services.
In addition to those regulations discussed previously that are imposed by the card networks and NACHA, governmental bodies in the United States have adopted, or are considering the adoption of, laws and regulations restricting the use, collection, storage, transfer and disposal of, and requiring safeguarding of, non-public personal information. Our operations are subject to certain provisions of these laws. Relevant federal privacy laws include, in addition to FERPA and PPRA described above, the Gramm-Leach-Bliley Act of 1999, which applies directly to a broad range of financial institutions and indirectly, or in some instances directly, to companies that provide services to financial institutions. The U.S. Children’s Online Privacy Protection Act also regulates the collection of information by operators of websites and other electronic solutions that are directed to children under 13 years of age. These laws and regulations restrict the collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices and provide individuals with certain rights to prevent the use and disclosure of protected information. These laws also impose requirements for safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. In addition, there are state laws restricting the ability to collect and utilize certain types of information such as Social Security and driver’s license numbers. Certain state laws impose similar privacy obligations as well as obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and consumer reporting agencies and businesses and governmental agencies that own data.
In connection with providing products and services to our clients, we are required by regulations and by our contracts with them and with our financial institution distribution partners to provide assurances regarding the confidentiality and security of non-public consumer information. These contracts may require periodic audits by independent companies regarding our compliance with applicable standards. The compliance standards relate to the security of our infrastructure, and include components and operational procedures designed to safeguard the confidentiality and security of individuals’ non-public personal information that our clients share with us. Our ability to maintain compliance with these standards and satisfy these audits will affect our ability to attract, grow and maintain business in the future. If we fail to comply with the laws and regulations relating to data privacy and information security, we could be exposed to suits for breach of contract or to regulatory enforcement proceedings. In addition, our relationships and reputation could be harmed, which could inhibit our ability to retain existing clients and distribution partners and obtain new clients and distribution partners.

Legal requirements relating to the collection, storage, handling and transfer of personal data continue to evolve. For example, in June 2018, the State of California enacted the CCPA, which will come into effect on January 1, 2020. The CCPA will require companies that process personal information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, will grant consumers specific access rights to their data, will allow consumers to opt out of certain data sharing with or sales to third parties and will create a new cause of action for data breaches. However, legislators have stated that they intend to propose amendments to the CCPA, and it remains unclear what, if any, modifications will be made to the CCPA or how it will be interpreted. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data.
If more restrictive privacy laws or rules are adopted by authorities in the future on the federal or state level, our compliance costs may increase and our ability to perform due diligence on, and monitor the risk of, our current and potential clients may decrease, which could create liability for us. Additionally, if we suffer compliance failures or a data breach, or any similar event causing reputational harm, our opportunities for growth may be curtailed, and our potential liability for security breaches may increase, all of which could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Indebtedness
Our indebtedness could adversely affect our financial health and competitive position.
As of September 30, 2018, we had $38.3 million of indebtedness outstanding under our Senior Secured Credit Facility, consisting of $35.0 million outstanding under our term loan and $3.3 million outstanding under our revolving loan, of which approximately $3.3 million bears interest at a floating rate. Although we may enter into interest rate swap agreements in the future, we and our subsidiaries are exposed to interest rate increases on the floating portion of our Senior Secured Credit Facility that are not covered by interest rate swaps. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosure About Market Risk” in Part II, Item 7 of this Annual Report on Form 10-K.
To service this debt and any additional debt we may incur in the future, we need to generate cash. Our ability to generate cash is subject, to a certain extent, to our ability to successfully execute our business strategy, including acquisition activity, as well as general economic, financial, competitive, regulatory and other factors beyond our control. There can be no assurance that our business will be able to generate sufficient cash flow from operations or that future borrowings or other financing will be available to us in an amount sufficient to enable us to service our debt and fund our other liquidity needs. To the extent we are required to use our cash flow from operations or the proceeds of any future financing to service our debt instead of funding working capital, capital expenditures, acquisition activity or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This will place us at a competitive disadvantage compared to our competitors that have less debt. There can be no assurance that we will be able to refinance any of our debt on commercially reasonable terms or at all, or that the terms of that debt will allow any of the above alternative measures or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition and the value of our outstanding debt. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

In addition, the credit agreement governing our Senior Secured Credit Facility contains, and any agreements evidencing or governing other future debt may contain, certain restrictive covenants that limit our ability, among other things, to engage in certain activities that are in our long-term best interests, including our ability to:
•incur liens on property, assets or revenues;
•incur or guarantee additional debt or amend our debt and other material agreements;
•declare or make distributions and redeem or repurchase equity interests or issue preferred stock;
•prepay, redeem or repurchase debt;
•make loans and investments;
•enter into any sale-and-leaseback of property;
•engage in certain business activities; and
•engage in mergers and asset sales.
The restrictive covenants in the credit agreement governing our Senior Secured Credit Facility also require us to maintain specified financial ratios. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Senior Secured Credit Facility” in Part II, Item 7 of this Annual Report on Form 10-K. While we have not previously breached and are not in breach of any of these covenants, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants and restrictions may be affected by events and factors beyond our control. Our failure to comply with any of these covenants or restrictions could result in an event of default under our Senior Secured Credit Facility. An event of default would permit the lending banks under the facility to take certain actions, including terminating all outstanding commitments and declaring all amounts outstanding under our credit facility to be immediately due and payable, including all outstanding borrowings, accrued and unpaid interest thereon, and all other amounts owing or payable with respect to such borrowings and any terminated commitments. In addition, the lenders would have the right to proceed against the collateral we granted to them, which includes substantially all of our assets.
We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.
In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances, and may determine to engage in equity or debt financings or enter into credit facilities or refinance existing debt for other reasons. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. As discussed above, the credit agreement governing our Senior Secured Credit Facility contains restrictive covenants that limit our ability to incur additional debt and engage in other capital-raising activities. Any debt financing we obtain in the future could involve covenants that further restrict our capital raising activities and other financial and operational matters, which may make it more difficult for us to operate our business, obtain additional capital and pursue business opportunities, including potential acquisitions. Furthermore, if we raise additional funds by issuing equity or convertible debt or other equity-linked securities, our existing stockholders could suffer significant dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
Disruptions in the financial and credit markets may materially and adversely impact consumer spending patterns and affect the availability and cost of credit.
Our ability to make scheduled payments or to refinance our debt and to obtain financing for acquisitions or other general corporate and commercial purposes will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business and other factors beyond our control, including global credit markets and the financial services industry. These factors may adversely impact the availability of credit already arranged, and the availability and cost of credit in the future. There can be no assurance that we will be able to arrange credit on terms we believe are acceptable or that permit us to finance our business with historical margins.

Despite our current level of debt, we may be able to incur more debt, including secured debt, and undertake additional financial obligations. Incurring such debt or undertaking such additional financial obligations could further exacerbate the risk our indebtedness poses to our financial condition.
We may be able to incur significant additional debt, including secured debt, in the future. Although the credit agreement governing our Senior Secured Credit Facility restricts our ability to incur additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and debt we incur in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations that do not constitute “indebtedness” or “debt” under the various instruments governing our debt, may be waived by certain votes of lenders and, if we refinance existing debt, such refinanced debt may contain fewer restrictions on our activities. To the extent we increase our debt above our currently anticipated debt levels, the related risks that we face could intensify.
Risks Related to Our Organizational Structure and Our Company
We are a holding company with no operations of our own, and our principal asset is our controlling membership interest in i3 Verticals, LLC. Accordingly, we depend on distributions from i3 Verticals, LLC to pay our taxes and other expenses.
We are a holding company with no operations of our own and currently have no significant assets other than our ownership of common units of i3 Verticals, LLC. We currently have no independent means of generating revenue. Consequently, our ability to obtain operating funds depends upon distributions from i3 Verticals, LLC. Furthermore, i3 Verticals, LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not itself subject to U.S. federal income tax. Instead, its net taxable income is generally allocated to its members, including us, pro rata according to the number of membership interests each member owns. Accordingly, we incur income taxes on our proportionate share of any net taxable income of i3 Verticals, LLC in addition to expenses related to our operations, and our ability to obtain funds to pay these income taxes currently depends upon distributions from i3 Verticals, LLC. We intend to cause i3 Verticals, LLC to distribute cash to us in an amount at least equal to the amount necessary to cover our respective tax liabilities, if any, with respect to our allocable share of the net income of i3 Verticals, LLC and to cover dividends, if any, we declare, as well as any payments due under the Tax Receivable Agreement (the “Tax Receivable Agreement”) by and among i3 Verticals, Inc., i3 Verticals, LLC and each of the holders, other than i3 Verticals, Inc., of common units in i3 Verticals, LLC (the “Continuing Equity Owners”). See the detailed discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Senior Secured Credit Facility” in Part II, Item 7 of this Annual Report on Form 10-K for a discussion of the restrictive covenants, including i3 Verticals, LLC’s obligations to maintain specific financial ratios, that may limit its ability to make certain distributions to us.
To the extent that we need funds to pay our taxes or other liabilities or to fund our operations, and i3 Verticals, LLC is restricted from making distributions to us under applicable agreements under which it is bound, including its financing agreements, laws or regulations, does not have sufficient cash to make these distributions or is otherwise unable to provide such funds, we may have to borrow funds to meet these obligations and operate our business, and our liquidity and financial condition could be materially adversely affected. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid.

The interests of the other Continuing Equity Owners in our business may conflict with the interests of holders of shares of our Class A common stock.
The Continuing Equity Owners, who collectively hold approximately 66.3% of the combined voting power of our common stock, may receive payments from us under the Tax Receivable Agreement upon a redemption or exchange of their common units in i3 Verticals, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. As a result, the interests of the Continuing Equity Owners may conflict with the interests of holders of shares of our Class A common stock. For example, the Continuing Equity Owners may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the Continuing Equity Owners even in situations where no similar considerations are relevant to us.
Any payments made under the Tax Receivable Agreement to our equity holders that are parties to such agreement could be significant and will reduce the amount of overall cash flow that would otherwise be available to us.
As a result of any redemptions or exchanges of common units with us or i3 Verticals, LLC for shares of our Class A common stock or, at our option, cash to be paid from i3 Verticals, LLC, we expect to become entitled to the tax benefits attributable to tax basis adjustments involving an amount generally equal to the difference between the value of the shares of Class A common stock we issue in such redemption or exchange or the cash purchase price for the acquired Class A units, and the equity holder’s share of the tax basis in i3 Verticals, LLC’s tangible and intangible assets that is attributable to the acquired Class A units. We have agreed in the Tax Receivable Agreement entered into with i3 Verticals, LLC and certain of our Continuing Equity Owners to pay to each such holder (either directly or indirectly by contributing such payment to i3 Verticals, LLC for remittance to the Continuing Equity Owners) with respect to a redemption or exchange by that holder approximately 85% of the amount, if any, by which our U.S. federal and state income tax payments are reduced as a result of tax benefits attributable to the redemption or exchange by that holder for the period beginning with the remainder of the tax year in which the applicable redemption or exchange occurs and continuing for each succeeding tax year generally beginning on or before the fifteenth anniversary of the date of such redemption or exchange.
The tax basis adjustments, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of any redemptions or exchanges between us (or i3 Verticals, LLC) and each holder, the amount and timing of our income and the amount and timing of the amortization and depreciation deductions and other tax benefits attributable to the tax basis adjustments. The payment obligations under the Tax Receivable Agreement ultimately are obligations of i3 Verticals, Inc., and we expect that the payments required under the Tax Receivable Agreement will be substantial and will reduce the overall cash flow that would be available to us.
We may not be able to realize all or a portion of the tax benefits that are expected to result from future redemptions or exchanges of common units by holders.
Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Owners that will not benefit the holders of our Class A common stock to the same extent as it will benefit the Continuing Equity Owners. Under the Tax Receivable Agreement, we are entitled to retain (a) 15% of the U.S. federal and state income tax savings we realize as a result of increases in tax basis created by any future redemptions or exchanges of common units held by our equity holders that are parties to the Tax Receivable Agreement for shares of our Class A common stock or cash for the tax years following a redemption or exchange covered by the Tax Receivable Agreement, and (b) all of the U.S. federal and state income tax savings we realize from such redemptions or exchanges for tax periods ending after those covered by the Tax Receivable Agreement. Our ability to realize, and benefit from, these tax savings depends on several assumptions, including that we will earn sufficient taxable income each year during the period over which the deductions arising from any such basis increases and payments are available and that there are no adverse changes in applicable law or regulations. If our actual taxable income were insufficient or there were adverse changes in applicable law or regulations, we may be unable to realize all or a portion of these expected benefits, and our cash flows and stockholders’ equity could be negatively affected.

In certain cases, payments under the Tax Receivable Agreement to the Continuing Equity Owners may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.
The Tax Receivable Agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control or if, at any time, we elect an early termination of the Tax Receivable Agreement, then our obligations, or our successor’s obligations, under the Tax Receivable Agreement to make payments thereunder would be based on certain assumptions, including an assumption that we would have sufficient taxable income to fully use all potential future tax benefits that are subject to the Tax Receivable Agreement.
As a result of the foregoing, (a) we could be required to make payments under the Tax Receivable Agreement that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement and (b) if we elect to terminate the Tax Receivable Agreement early, we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to fund or finance our obligations under the Tax Receivable Agreement.
In certain circumstances, i3 Verticals, LLC will be required to make distributions to us and the Continuing Equity Owners, and the distributions that i3 Verticals, LLC will be required to make may be substantial.
Funds used by i3 Verticals, LLC to satisfy its tax distribution obligations will not be available for reinvestment in our business. Moreover, the tax distributions that i3 Verticals, LLC will be required to make may be substantial, and will likely exceed (as a percentage of i3 Verticals, LLC’s net income) the overall effective tax rate applicable to a similarly situated corporate taxpayer.
As a result of potential differences in the amount of net taxable income allocable to us and to the Continuing Equity Owners, as well as the use of an assumed tax rate in calculating i3 Verticals, LLC’s distribution obligations, we may receive distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. To the extent, as currently expected, we do not distribute such cash balances as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to i3 Verticals, LLC, the Continuing Equity Owners would benefit from any value attributable to such accumulated cash balances as a result of their ownership of Class A common stock following a redemption or exchange of their common units.
We will not be reimbursed for any payments made to the Continuing Equity Owners under the Tax Receivable Agreement if any tax benefits are disallowed.
Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, and the Internal Revenue Service (the “IRS”) or another tax authority may challenge all or part of the tax basis increases, as well as other related tax positions we take, and a court could sustain such challenge. We will not be reimbursed for any cash payments previously made to the Continuing Equity Owners under the Tax Receivable Agreement if any tax benefits we initially claimed and for which we made a payment to a Continuing Equity Owner are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments we make to a Continuing Equity Owner will be netted against any future cash payments that we might otherwise be required to make to such Continuing Equity Owner under the terms of the Tax Receivable Agreement. However, we might not determine that we have effectively made an excess cash payment to a Continuing Equity Owner for a number of years following the initial time of such payment and, if any of our tax reporting positions are challenged by a taxing authority, we will not be permitted to reduce any future cash payments under the Tax Receivable Agreement until any such challenge is finally settled or determined. As a result, we could make payments under the Tax Receivable Agreement in excess of the tax savings that we realize in respect of the tax attributes with respect to the Continuing Equity Owners that are the subject of the Tax Receivable Agreement.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and Nasdaq rules. The requirements of these rules and regulations have increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and have increased demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control for financial reporting. To maintain the effectiveness of our disclosure controls and procedures, we may need to commit significant resources, retain or hire staff and maintain sufficient management oversight. As a publicly-traded company, we are required to maintain substantial control systems, policies and procedures to satisfy requirements applicable to public companies, including periodic reporting with the SEC and Nasdaq obligations. Failure to maintain such control systems, policies and procedures could jeopardize our status as a public company, and the loss of such status may materially and adversely affect us and our stockholders. In addition, failure to comply with any laws or regulations applicable to us as a public company may result in legal proceedings and/or regulatory investigations, and may cause reputational damage.
Our internal control over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business, financial condition, results of operations and reputation.
Since the completion of our IPO, we have been subject to a requirement, pursuant to Section 404 of the Sarbanes-Oxley Act, to conduct an annual review and evaluation of our internal control and furnish a report by management on, among other things, our assessment of the effectiveness of our internal control over financial reporting each fiscal year beginning with the year following our first annual report required to be filed with the SEC. However, because we are an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the earlier of the fifth year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that must be evaluated frequently. Establishing these internal controls will be costly and may divert management’s attention.
When evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, if we fail to achieve and maintain the adequacy of our internal control, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude, on an ongoing basis, that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we have not adequately implemented or complied with the requirements of Section 404 of the Sarbanes-Oxley Act, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC, or suffer other adverse regulatory consequences, including penalties for violation of Nasdaq rules. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. A loss of confidence in the reliability of our financial statements also could occur if we or our independent registered public accounting firm were to report a material weakness in our internal control over financial reporting. In addition, we may be required to incur costs in improving our internal control system, including the costs of the hiring of additional personnel. Any such action could negatively affect our business, financial condition, results of operations and cash flows and could also lead to a decline in the price of our Class A common stock.

Certain provisions of Delaware law and anti-takeover provisions in our organizational documents could delay or prevent a change of control.
Certain provisions of Delaware law and our amended and restated certificate of incorporation and amended and restated bylaws may have an anti-takeover effect and may delay, defer, or prevent a merger, acquisition, tender offer, takeover attempt, or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.
These provisions provide for, among other things:
•prohibiting the use of cumulative voting for the election of directors;
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings; and
•certain limitations on convening special stockholder meetings.
In addition, while we have opted out of Section 203 of the Delaware General Corporation Law, or the “DGCL,” our amended and restated certificate of incorporation contains similar provisions providing that we may not engage in certain “business combinations” with any “interested stockholder” for a three-year period following the time that the stockholder became an interested stockholder, unless:
•prior to such time, our Board of Directors approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder;
•upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the votes of our voting stock outstanding at the time the transaction commenced, excluding certain shares; or
•at or subsequent to that time, the business combination is approved by our Board of Directors and by the affirmative vote of holders of at least 66 2/3% of the votes of our outstanding voting stock that is not owned by the interested stockholder.
Generally, a “business combination” includes a merger, asset or stock sale or other transaction resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an “interested stockholder” is a person who, together with that person’s affiliates and associates, owns, or within the previous three years owned, 15% or more of the votes of our outstanding voting stock. For purposes of this provision, “voting stock” means any class or series of stock entitled to vote generally in the election of directors.
Under certain circumstances, this provision will make it more difficult for a person who would be an “interested stockholder” to effect various business combinations with our company for a three-year period. This provision may encourage companies interested in acquiring our company to negotiate in advance with our Board of Directors because the stockholder approval requirement would be avoided if our Board of Directors approves either the business combination or the transaction that results in the stockholder becoming an interested stockholder. These provisions also may have the effect of preventing changes in our Board of Directors and may make it more difficult to accomplish transactions that stockholders may otherwise deem to be in their best interests.
These provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a transaction involving a change in control of our company that is in the best interest of our minority stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our Class A common stock if they are viewed as discouraging future takeover attempts. These provisions could also make it more difficult for stockholders to nominate directors for election to our Board of Directors and take other corporate actions.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our Class A common stock, which could depress the price of our Class A common stock.
Our amended and restated certificate of incorporation authorizes us to issue one or more series of preferred stock. Our Board of Directors has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock can be issued with voting, liquidation, dividend and other rights superior to the rights of our Class A common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our Class A common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our Class A common stock.
Risks Related to Ownership of Our Class A Common Stock
The Continuing Equity Owners own common units in i3 Verticals, LLC, and the Continuing Equity Owners have the right to redeem their common units in i3 Verticals, LLC pursuant to the terms of the i3 Verticals LLC Agreement for shares of Class A common stock or cash.
As of September 30, 2018, we have an aggregate of 140,887,958 shares of Class A common stock authorized but unissued, including 17,213,806 shares of Class A common stock issuable, at our election, upon redemption of i3 Verticals, LLC common units that are held by the Continuing Equity Owners. Subject to certain restrictions contained in the i3 Verticals LLC Agreement the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based and service-based vesting requirements and other limitations) for newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the i3 Verticals LLC Agreement. At our election, however, we may effect a direct exchange by i3 Verticals, Inc. of such Class A common stock or such cash, as applicable, for such common units in lieu of redemption. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We have also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain Continuing Equity Owners upon such redemption and the shares of Class A common stock issued to certain Continuing Equity Owners in connection with the Reorganization Transactions (as defined below) will be eligible for resale registration, subject to certain limitations set forth in the Registration Rights Agreement.
We cannot predict the size of future issuances of our Class A common stock or the effect, if any, that future issuances and sales of shares of our Class A common stock may have on the market price of our Class A common stock. Sales or distributions of substantial amounts of our Class A common stock, including shares issued in connection with an acquisition, or the perception that such sales or distributions could occur, may cause the market price of our Class A common stock to decline.
Holders of our Class A common stock may be diluted by future issuances of preferred stock or additional Class A common stock or common units in connection with our incentive plans, acquisitions or otherwise; and future sales of such shares in the public market, or the expectations that such sales may occur, could lower our stock price.
Our amended and restated certificate of incorporation authorizes us to issue shares of our Class A common stock and options, rights, warrants and appreciation rights relating to our Class A common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion. We could issue a significant number of shares of Class A common stock in the future in connection with investments or acquisitions. Any of these issuances could dilute our existing stockholders, and such dilution could be significant. Moreover, such dilution could have a material adverse effect on the market price for the shares of our Class A common stock.
The future issuance of shares of preferred stock with voting rights may adversely affect the voting power of the holders of shares of our Class A common stock, either by diluting the voting power of our Class A common stock if the preferred stock votes together with the common stock as a single class, or by giving the holders of any such preferred stock the right to block an action on which they have a separate class vote, even if the action were approved by the holders of our shares of our Class A common stock.
The future issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our Class A common stock by making an investment in the Class A common stock less attractive. For example, investors in the Class A common stock may not wish to purchase Class A common stock at a price above the conversion price of a series of convertible preferred stock because the holders of the preferred stock would effectively be entitled to purchase Class A common stock at the lower conversion price, causing economic dilution to the holders of Class A common stock.
A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.
We and our officers and directors, subject to certain exceptions, have agreed that, without the prior written consent of Cowen and Company, LLC and Raymond James & Associates, Inc., the representatives of the underwriters in our IPO (the “Representatives”), on behalf of the underwriters, we and they will not, during the period ending 180 days after the date of our IPO: (1) offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise transfer or dispose of, directly or indirectly, any shares of Class A common stock or any securities convertible into, exchangeable for or that represent the right to receive shares of Class A common stock; (2) file any registration statement with the SEC relating to the offering of any shares of Class A common stock or any securities convertible into or exercisable or exchangeable for Class A common stock; or (3) enter into any swap or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of Class A common stock, subject to certain exceptions. The Representatives, in their sole discretion, may release the Class A common stock and other securities subject to the lock-up agreements described above in whole or in part at any time with or without notice.
The market price of our Class A common stock may decline significantly when the restrictions on resale by our existing stockholders lapse. A decline in the market price of our Class A common stock might impede our ability to raise capital through the issuance of additional shares of Class A common stock or other equity securities.
Sales of shares of our Class A common stock in connection with the Registration Rights Agreement, or the prospect of any such sales, could materially affect the market price of our Class A common stock and could impair our ability to raise capital through future sales of equity securities.
In connection with the completion of our IPO, we entered into a Registration Rights Agreement with certain Continuing Equity Owners. Any sales in connection with the Registration Rights Agreement, or the prospect of any such sales, could materially impact the market price of our Class A common stock and could impair our ability to raise capital through future sales of equity securities.
In the future, we may issue additional securities if we need to raise capital, including, but not limited to, in connection with acquisitions, which could constitute a material portion of our then-outstanding shares of Class A common stock.
We do not anticipate paying any cash dividends on our Class A common stock in the foreseeable future.
We currently intend to retain our future earnings, if any, for the foreseeable future, to repay indebtedness and to fund the development and growth of our business. We do not intend to pay any dividends to holders of our Class A common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion, any legal or contractual limitations on our ability to pay dividends under our Senior Secured Credit Facility or otherwise. As a result, if our Board of Directors does not declare and pay dividends, the capital appreciation in the price of our Class A common stock, if any, will be the only source of gain on an investment in our Class A common stock, and holders of our Class A common stock may have to sell some or all of their shares to generate cash flow from their investment.
In addition, even if we decide in the future to pay any dividends, we are a holding company with no independent operations of our own, and we depend on distributions from i3 Verticals, LLC to pay taxes, make payments under the Tax Receivable Agreement or pay any cash dividends on our Class A common stock. Deterioration in the financial conditions, earnings or cash flow of i3 Verticals, LLC and its subsidiaries for any reason could limit or impair its ability to pay cash distributions or other distributions to us, thereby rendering us unable to pay dividends.
If we fail to meet industry analyst expectations, or analysts downgrade their recommendations regarding our Class A common stock, its trading price and volume could decline.
Our Class A common stock is traded publicly and various securities analysts follow our company and issue reports on us. These reports include information about our historical financial results as well as the analysts’ estimates of our future performance. The analysts’ estimates are based upon their own independent opinions and may be different from our own estimates or expectations. If our operating results are below the estimates or expectations of public market analysts and investors, the trading price of our Class A common stock could decline. If one or more of securities and industry analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline and our Class A common stock to be less liquid. Moreover, if one or more of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research about our business, or if our results of operations do not meet their expectations, our stock price could decline.
Taking advantage of the reduced disclosure requirements applicable to “emerging growth companies” may make our Class A common stock less attractive to investors.
We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of certain reduced reporting and other requirements that are otherwise generally applicable to public companies, as described above. We have chosen to take advantage of each of these exemptions. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of our financial statements with the financial statements of a public company that is not an emerging growth company, or the financial statements of an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used. We could be an emerging growth company until the last day of the fiscal year following the fifth anniversary of our IPO. We cannot predict if investors will find our Class A common stock less attractive because we have elected to rely on these exemptions, or if taking advantage of these exemptions will result in less active trading or more volatility in the price of our Class A common stock.

Item 1B.   Unresolved Staff Comments
None.

Item 2.  Properties
Our properties consist primarily of office space and call centers. The locations include our corporate headquarters in Nashville, Tennessee with approximately 10,000 square feet, offices in Murfreesboro, Tennessee with approximately 8,000 square feet, and additional properties in the following cities, all of which are leased.

Property	Location
Corporate Headquarters	Nashville, Tennessee
Offices	Alexandria, Virginia
Offices	Atlanta, Georgia
Offices	Canton, Ohio
Offices	Cincinnati, Ohio
Offices	Centennial, Colorado
Offices	Gainesville, Florida
Offices	Honolulu, Hawaii
Offices	Jacksonville, Florida
Offices	Long Beach, California
Call Center	Murfreesboro, Tennessee
Offices	New York, New York
Offices	Owensboro, Kentucky
Call Center	San Diego, California
Offices	Santa Barbara, California
Offices	Seattle, Washington
Offices	Shamokin Dam, Pennsylvania
Offices	Shreveport, Louisiana
Offices	Wellington, Florida
Offices	Wixom, Michigan
Call Center	Woodstock, Georgia
For leases that are scheduled to expire during the next 12 months, we may negotiate new lease agreements, renew existing lease agreements, exercise any respective options to extend the existing lease agreements, or use alternate facilities. We believe our facilities are adequate for our needs and believe that we should be able to renew any of the above leases or secure similar property without an adverse impact on our operations.

Item 3.  Legal Proceedings
The information required with respect to this item can be found in Note 14 to the accompanying audited consolidated financial statements contained in this report and is incorporated by reference into this Part I, Item 3.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
On June 21, 2018, our Class A common stock began trading on the Nasdaq Global Select Market under the symbol “IIIV.”
Stockholders
As of December 5, 2018, there were 235 stockholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers. As of December 5, 2018, there were 56 stockholders of record of our Class B common stock.
Performance Graph
The following graph shows a comparison of cumulative total shareholder return for (1) our Class A common stock, (2) the S&P 500 Index and (3) the S&P Information technology Index. The graph begins on June 21, 2018 (the first day our common stock was traded in conjunction with our IPO). The graph assumes the value of the investment in our common stock and each index was $100.00 on June 21, 2018 and that all dividends, if any, were reinvested. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

The following table presents the corresponding data for the periods shown in the graph:

	June 21, 2018	June 30, 2018	September 30, 2018
i3 Verticals, Inc.	$100.00	$117.08	$176.77
S&P 500	100.00	98.86	105.97
S&P Information Technology	100.00	97.44	105.71
Sales of Unregistered Securities
All sales of unregistered securities during the year ended September 30, 2018, have been previously disclosed in either a Quarterly Report on Form 10-Q or a Current Report on Form 8-K. There were no sales of our unregistered equity securities during the quarter ended September 30, 2018.
Issuer Purchases of Equity Securities
We did not repurchase any shares of our Class A or Class B common stock during the quarter ended September 30, 2018.

Item 6. Selected Financial Data
The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and related notes included elsewhere in this report.

	Year ended September 30,
(in thousands)	2018	2017	2016
Statement of Operations Data:
Revenue	$323,508	$262,571	$199,644
Interchange and network fees	214,543	189,112	140,998
Other costs of services	40,314	28,798	21,934
Selling general and administrative	40,585	27,194	20,393
Depreciation and amortization	11,839	10,085	9,898
Change in fair value of contingent consideration	3,866	(218)	2,458
Total other expenses	16,985	6,521	5,813
Provision for income taxes	337	177	243
Net (loss) income	$(4,961)	$902	$(2,093)
Net income (loss) per share of Class A common stock(1):
Basic	$0.08
Diluted(2)	$0.08
____________________
1.Basic and diluted earnings per Class A common stock is presented only for the period after the Company’s Reorganization Transactions. As such, net income used in the calculation represents the net income attributable to Class A common stockholders for the period from June 25, the closing of our IPO, through September 30, 2018.
2.Excludes 299,412 restricted Class A common stock units.

	September 30,
(in thousands)	2018	2017	2016
Balance Sheet Data:
Cash and cash equivalents	$572	$955	$3,776
Total assets	175,142	139,991	100,282
Long-term debt, including current portion	36,776	110,836	83,537
Total liabilities	62,944	129,122	102,770
Total equity	112,198	3,146	(9,510)

	Year ended September 30,
(in thousands)	2018	2017	2016
Cash Flow Data:
Net cash provided by operating activities	18,080	8,330	10,005
Net cash used in investing activities	(38,055)	(47,903)	(35,154)
Net cash provided by financing activities	19,244	37,352	28,924

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Certain amounts in this section may not foot due to rounding.
Executive Overview
Recognizing the convergence of software and payments, i3 Verticals was founded in 2012 with the purpose of delivering seamlessly integrated payment and software solutions to SMBs and organizations in strategic vertical markets. Since commencing operations, we have built a broad suite of payment and software solutions that address the specific needs of SMBs and other organizations in our strategic vertical markets, and we believe our suite of solutions differentiates us from our competition. Our primary strategic vertical markets include education, non-profit, public sector, property management and healthcare.
Initial Public Offering
On June 25, 2018, we completed the IPO of 7,647,500 shares of our Class A common stock at a public offering price of $13.00 per share. We received approximately $92.5 million of net proceeds, after deducting underwriting discounts and commissions, which we used to purchase 7,264,083 newly issued common units from i3 Verticals, LLC (the “Common Units”) for approximately $87.8 million, and 383,417 Common Units from a selling common unit holder for approximately $4.6 million, in each case at a price per Common Unit equal to the price per share paid by the underwriters for shares of our Class A common stock in the IPO.

Acquisitions
Recent acquisitions
On October 31, 2018, the Company completed the acquisitions of two unrelated businesses. The acquisitions expanded our software offerings in the public sector vertical market and provided technology that enhances our Burton Platform. Total purchase consideration included $21.0 million in revolving line of credit proceeds. Certain provisions in the purchase agreements provide for additional consideration of up to $14.0 million, in the aggregate, to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreements, through no later than October 2020. The Company is in process of determining the acquisition date fair values of the liabilities for the contingent consideration based on discounted cash flow analyses.
Acquisitions during the year ended September 30, 2018
During the year ended September 30, 2018, the Company completed the acquisitions of four businesses. On October 31, 2017, we acquired all of the outstanding stock of San Diego Cash Register Company, Inc. (“SDCR, Inc.”). We acquired SDCR, Inc. to expand our presence within the integrated POS market. We used proceeds from our Senior Secured Credit Facility and the issuance of $0.1 million of common units in i3 Verticals, LLC to fund the net purchase consideration of $20.8 million, including $0.7 million of contingent consideration.
The Company also completed the acquisitions of three additional businesses which were considered individually immaterial but collectively material. The three additional businesses were acquired for total purchase consideration of $15.6 million including $13.7 million of cash and proceeds from our senior secured revolving line of credit, $0.5 million of restricted Class A common stock and $1.4 million of contingent cash consideration.
Acquisitions during the year ended September 30, 2017
On August 1, 2017, we acquired certain assets and assumed certain liabilities of Fairway Payments, LLC (“Fairway”). We acquired Fairway to add ISV distribution partners, to increase our presence in the healthcare and non-profit verticals and to provide another vendor for our payment processing services. We used proceeds from our revolving line of credit, the issuance of $12.5 million of Class A units and $0.3 million of common units in i3 Verticals, LLC to fund the net purchase consideration of $39.3 million.
During the year ended September 30, 2017, the Company completed the acquisitions of two additional businesses which were considered individually immaterial but collectively material. The two additional businesses were acquired for total purchase consideration of $6.4 million including $5.2 million of cash and proceeds from our revolving line of credit and $1.2 million of contingent cash consideration.
The results of operations of these acquired businesses have been included in our financial statements since the applicable acquisition date. For additional information, see Note 4 to our consolidated financial statements.
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
Interest expense, net. Our interest expense consists of interest on our outstanding indebtedness under our Senior Secured Credit Facility.
How We Assess Our Business
Merchant Services
Our Merchant Services segment provides comprehensive payment solutions to businesses and organizations. Our Merchant Services segment includes third-party integrated payment solutions as well as traditional payment services across our strategic vertical markets.
Proprietary Software and Payments
Our Proprietary Software and Payments segment delivers embedded payment solutions to our clients through company-owned software. Payments are delivered through both the PayFac model and the traditional merchant processing model. Our Proprietary Software and Payments clients are primarily in the education, property management and public sector markets.
Other
Our Other category includes corporate overhead expenses, when presenting reportable segment information.
For additional information on our segments, see Note 16 to our consolidated financial statements.
Key Operating Metrics
We evaluate our performance through key operating metrics, including:
•the dollar volume of payments our clients process through us (“payment volume”);
•the portion of our payment volume that is produced by integrated transactions; and
•period-to-period payment volume attrition.
Our payment volume for the years ended September 30, 2018 and 2017 was $11.6 billion and $10.3 billion, respectively, representing a period-to-period growth rate of 13%. We focus on volume, because it is a reflection of the scale and economic activity of our client base and because a significant part of our revenue is derived as a percentage of our clients’ dollar volume receipts. Payment volume reflects the addition of new clients and same store payment volume growth of existing clients, partially offset by client attrition during the period.

Integrated payments represents payment transactions that are generated in situations where payment technology is embedded within our own proprietary software, a client’s software or critical business process. We evaluate the portion of our payment volume that is produced by integrated transactions because we believe the convergence of software and payments is a significant trend impacting our industry. We believe integrated payments create stronger client relationships with higher payment volume retention and growth. Integrated payments grew to 43% of our payment volume for the year ended September 30, 2018 from 36% for the year ended September 30, 2017.
We measure period-to-period payment volume attrition as the change in card-based payment volume for all clients that were processing with us for the same period in the prior year. We exclude from our calculations payment volume from new clients added during the period. We experience attrition in payment volume as a result of several factors, including business closures, transfers of clients’ accounts to our competitors and account closures that we initiate due to heightened credit risks. During the year ended September 30, 2018, we experienced approximately 1% net volume attrition per month.
Results of Operations
Year Ended September 30, 2018 Compared to Year Ended September 30, 2017
The following table presents our historical results of operations for the periods indicated:

	Year ended September 30,		Change
(in thousands)	2018	2017	Amount	%

Revenue	$323,508	$262,571	$60,937	23.2%

Operating expenses
Interchange and network fees	214,543	189,112	25,431	13.4%
Other costs of services	40,314	28,798	11,516	40.0%
Selling general and administrative	40,585	27,194	13,391	49.2%
Depreciation and amortization	11,839	10,085	1,754	17.4%
Change in fair value of contingent consideration	3,866	(218)	4,084	n/m
Total operating expenses	311,147	254,971	56,176	22.0%

Income from operations	12,361	7,600	4,761	62.6%

Other expenses
Interest expense, net	8,498	6,936	1,562	22.5%
Change in fair value of warrant liability	8,487	(415)	8,902	n/m
Total other expenses	16,985	6,521	10,464	160.5%

(Loss) income before income taxes	(4,624)	1,079	(5,703)	(528.5)%

Provision for income taxes	337	177	160	90.4%

Net (loss) income	(4,961)	902	(5,863)	n/m

Net income attributable to non-controlling interest	1,937	—	1,937	n/m
Net (loss) income attributable to i3 Verticals, Inc.	$(6,898)	$902	$(7,800)	n/m
n/m = not meaningful

Revenue
Revenue increased $60.9 million, or 23.2%, to $323.5 million for the year ended September 30, 2018 from $262.6 million for the year ended September 30, 2017. This increase was principally driven by acquisitions completed during the 2018 and 2017 fiscal years. These acquisitions contributed an incremental $53.0 million to our revenue for the year ended September 30, 2018. The remaining $7.9 million of increased revenue was due primarily to an increase in payment volume.
Revenue related to a subset of merchant contracts purchased in 2014 and 2017 (“Purchased Portfolios”), which have a higher rate of revenue attrition and payment volume attrition than the rest of our business, decreased $5.7 million, or 24.2%, to $17.8 million for the year ended September 30, 2018 from $23.5 million for the year ended September 30, 2017. Excluding revenues from the Purchased Portfolios, revenue grew $66.6 million, or 27.9%, to $305.7 million for the year ended September 30, 2018 from $239.1 million for the year ended September 30, 2017.
Revenue within Merchant Services increased $54.9 million, or 22.1%, to $302.9 million for the year ended September 30, 2018 from $248.0 million for the year ended September 30, 2017. This increase was principally driven by acquisitions completed during the 2018 and 2017 fiscal years. These acquisitions contributed an incremental $51.1 million of our revenue within Merchant Services for the year ended September 30, 2018. The remaining $3.8 million of increased revenue was due primarily to an increase in payment volume.
Revenue within Proprietary Software and Payments increased $6.0 million, or 41.1%, to $20.6 million for the year ended September 30, 2018 from $14.6 million for the year ended September 30, 2017. This increase was partially driven by acquisitions completed during the 2018 and 2017 fiscal years. These acquisitions contributed an incremental $2.0 million of our revenue within Proprietary Software and Payments for the year ended September 30, 2018. The remaining $4.0 million of increased revenue was due primarily to an increase in payment volume.
Payment volume increased $1.3 billion, or 12.5%, to $11.6 billion for the year ended September 30, 2018 from $10.3 billion for the year ended September 30, 2017.
Interchange and Network Fees
Interchange and network fees increased $25.4 million, or 13.4%, to $214.5 million for the year ended September 30, 2018 from $189.1 million for the year ended September 30, 2017. This increase was principally driven by acquisitions completed during the 2018 and 2017 fiscal years. These acquisitions contributed an incremental $19.9 million to our interchange and network fees for the year ended September 30, 2018. The remaining $5.5 million of increased interchange and network fees was due primarily to an increase in payment volume.
Interchange and network fees related to the Purchased Portfolios decreased $2.6 million, or 22.9%, to $8.8 million for the year ended September 30, 2018 from $11.4 million for the year ended September 30, 2017. Excluding interchange and network fees from these Purchased Portfolios, interchange and network fees grew $28.0 million, or 15.8%, to $205.8 million for the year ended September 30, 2018 from $177.8 million for the year ended September 30, 2017.
Interchange and network fees within Merchant Services increased $24.6 million, or 13.3%, to $209.7 million for the year ended September 30, 2018 from $185.1 million for the year ended September 30, 2017. Interchange and network fees within Proprietary Software and Payments increased $0.9 million or 22.1%, to $4.8 million for the year ended September 30, 2018 from $4.0 million for the year ended September 30, 2017.
Other Costs of Services
Other costs of services increased $11.5 million, or 40.0%, to $40.3 million for the year ended September 30, 2018 from $28.8 million for the year ended September 30, 2017. This increase was principally driven by acquisitions completed during the 2018 and 2017 fiscal years. These acquisitions contributed an incremental $10.0 million to our other costs of services for the year ended September 30, 2018. The remaining $1.5 million of increased other costs of services was due primarily to an increase in payment volume, resulting in greater third-party processing costs, residuals paid to our distribution partners, and costs of equipment and software.

Other costs of services within Merchant Services increased $11.0 million, or 40.4%, to $38.4 million for the year ended September 30, 2018 from $27.4 million for the year ended September 30, 2017.
Other costs of services within Proprietary Software and Payments increased $0.4 million, or 22.9%, to $1.9 million for the year ended September 30, 2018 from $1.6 million for the year ended September 30, 2017.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $13.4 million, or 49.2%, to $40.6 million for the year ended September 30, 2018 from $27.2 million for the year ended September 30, 2017. This increase was primarily driven by an increase in employment costs of $12.3 million due to an increase in headcount resulting from acquisitions and additions to corporate staff in preparation for transitioning to being a public company. Increases in software and technological services, rent, travel expenses, advertising and marketing expenses, insurance and taxes comprised the remainder of the increase.
Depreciation and Amortization
Depreciation and amortization increased $1.8 million, or 17.4%, to $11.8 million for the year ended September 30, 2018 from $10.1 million for the year ended September 30, 2017. Amortization expense increased $1.8 million to $11.0 million for the year ended September 30, 2018 from $9.2 million for the year ended September 30, 2017 primarily due to greater amortization expense resulting from acquisitions such as Fairway and SDCR, Inc., which was partially offset by lower amortization expense for historical acquisitions due to our accelerated method of amortization. Depreciation expense decreased $0.1 million to $0.8 million for the year ended September 30, 2018 from $0.9 million for the year ended September 30, 2017.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a charge of $3.9 million for the year ended September 30, 2018 primarily due to the strong performance of the SDCR, Inc. and other acquisitions. The change in fair value of contingent consideration for the year ended September 30, 2017 was a benefit of $0.2 million.
Interest Expense, net
Interest expense, net, increased $1.6 million, or 22.5%, to $8.5 million for the year ended September 30, 2018 from $6.9 million for the year ended September 30, 2017. The increase reflects additional borrowings on our Senior Secured Credit Facility used to fund our acquisition activity subsequent to September 30, 2017.
Change in Fair Value of Warrant Liability
The change in fair value of our warrant liabilities corresponds to the value of the warrants issued in connection with our Mezzanine Notes (as defined below). The fair value of these warrant liabilities increased $8.5 million for the year ended September 30, 2018. The change in the fair value of the warrants corresponded with their exercise in June 2018 in conjunction with our IPO. The change in fair value of the warrant liabilities was a benefit of $0.4 million for the year ended September 30, 2017.
Provision for Income Taxes
The provision for income taxes increased to $0.3 million for the year ended September 30, 2018 from $0.2 million for the year ended September 30, 2017. The provision for income taxes consists primarily of provisions for state income taxes and, for certain subsidiaries of i3 Verticals, LLC which are corporations, provisions for federal income taxes. Our effective tax rate was 7% for the year ended September 30, 2018. Our effective tax rate differs from the federal statutory rate because significant pre-tax losses related to the change in the fair value of contingent consideration and warrant liabilities were recognized at the i3 Verticals, LLC level prior to our Reorganization Transactions and were not subject to the federal income tax rate. As a result of the consummation of the Reorganization Transactions and the IPO, i3 Verticals, Inc. became subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.

Year Ended September 30, 2017 Compared to Year Ended September 30, 2016
The following table presents our historical results of operations for the periods indicated:

	Year ended September 30,		Change
(in thousands)	2017	2016	Amount	%

Revenue	$262,571	$199,644	$62,927	31.5%

Operating expenses
Interchange and network fees	189,112	140,998	48,114	34.1%
Other costs of services	28,798	21,934	6,864	31.3%
Selling general and administrative	27,194	20,393	6,801	33.3%
Depreciation and amortization	10,085	9,898	187	1.9%
Change in fair value of contingent consideration	(218)	2,458	(2,676)	(108.9)%
Total operating expenses	254,971	195,681	59,290	30.3%

Income from operations	7,600	3,963	3,637	91.8%

Other expenses
Interest expense, net	6,936	5,900	1,036	17.6%
Change in fair value of warrant liability	(415)	(28)	(387)	n/m
Other income	—	(59)	59	n/m
Total other expenses	6,521	5,813	708	12.2%

(Loss) income before income taxes	1,079	(1,850)	2,929	n/m

Provision for income taxes	177	243	(66)	(27.2)%

Net (loss) income	902	(2,093)	2,995	n/m
n/m = not meaningful
Revenue
Revenue increased $62.9 million, or 31.5%, to $262.6 million for the year ended September 30, 2017 from $199.6 million for the year ended September 30, 2016. This increase was principally driven by acquisitions. Acquisitions completed during 2017 contributed $14.8 million of our revenue and $0.6 billion of our payment volume for the year ended September 30, 2017. Acquisitions completed during the year ended September 30, 2016 contributed $38.4 million revenue and $1.4 billion payment volume for the year ended September 30, 2017, primarily due to our acquisition of Axia Payments, LLC (“Axia”) in the year ended September 30, 2016. The remaining $9.8 million in revenue growth was due to an increase in payment volume at our existing businesses.
Revenue within Merchant Services increased $60.3 million, or 32.1%, to $248.0 million for the year ended September 30, 2017 from $187.7 million for the year ended September 30, 2016. Revenue related to the Purchased Portfolios, which have a higher rate of revenue attrition and payment volume attrition than the rest of our business, decreased $0.3 million, or 1.4%, to $23.5 million for the year ended September 30, 2017 from $23.8 million for the year ended September 30, 2016. The decrease was only 1.4% due to our ability to recognize additional revenues beginning February 2016 pursuant to a one-time change in the contractual terms of the Purchased Portfolios acquired in 2014. For the first four months of the year ended September 30, 2016, we recognized $1.0 million of revenue each month, or $4.0 million of revenue in total, whereas from February 2016 to September 2016, we recognized $19.8 million of revenue produced by the payment volume from the Purchased Portfolios acquired in 2014. The change in contractual terms continued for all of 2017. Excluding revenues from the Purchased Portfolios, revenue within Merchant Services grew $60.6 million, or 37.0%, for the year ended September 30, 2017 from the year ended September 30, 2016.
Revenue within Proprietary Software and Payments increased $2.6 million, or 21.3%, to $14.6 million for the year ended September 30, 2017 from $12.0 million for the year ended September 30, 2016.
Payment volume increased $2.1 billion, or 26.1%, to $10.3 billion for the year ended September 30, 2017 from $8.1 billion for the year ended September 30, 2016. The $2.1 billion increase in payment volume reflects the $1.9 billion increase in payment volume from acquisitions and a $0.2 billion increase in the payment volume of our existing businesses. Revenue as a percentage of payment volume remained relatively consistent at 2.5% for the years ended September 30, 2017 and 2016.
Interchange and Network Fees
Interchange and network fees increased $48.1 million, or 34.1%, to $189.1 million for the year ended September 30, 2017 from $141.0 million for the year ended September 30, 2016. This increase was driven primarily by increased payment volume as discussed above.
Interchange and network fees within Merchant Services increased $47.3 million, or 34.4%, to $185.1 million for the year ended September 30, 2017 from $137.8 million for the year ended September 30, 2016. Interchange and network fees related to the Purchased Portfolios increased $1.0 million, or 9.2%, to $11.4 million for the year ended September 30, 2017 from $10.4 million for the year ended September 30, 2016. Although the Purchased Portfolios experienced higher payment volume attrition than the rest of our business, interchange and network fees increased due to the change in contractual terms discussed above. For the first four months of the year ended September 30, 2016, we recognized zero interchange and network fees related to the purchased merchant contracts. For the last eight months of the year ended September 30, 2016, we recognized $10.4 million of interchange and network fees related to the Purchased Portfolios. Excluding revenues from the Purchased Portfolios, interchange and network fees within Merchant Services grew $46.4 million, or 36.4%, for the year ended September 30, 2017 from the year ended September 30, 2016.
Interchange and network fees within Proprietary Software and Payments increased $0.8 million, or 25.1%, to $4.0 million for the year ended September 30, 2017 from $3.2 million for the year ended September 30, 2016.
Other Costs of Services
Other costs of services grew in line with revenue as it increased $6.9 million, or 31.3%, to $28.8 million for the year ended September 30, 2017 from $21.9 million for the year ended September 30, 2016. The principal cause of the increase was increased payment volume, which resulted in increased residuals paid to our distribution partners of $3.2 million and an increase in third-party processing costs of $2.6 million. Growth in new clients resulted in an increase in the cost of equipment of $0.6 million and an increase in other customer product costs of $0.3 million.
Other costs of services within Merchant Services increased $7.0 million, or 34.6%, to $27.4 million for the year ended September 30, 2017 from $20.3 million for the year ended September 30, 2016. Other costs of services related to the Purchased Portfolios increased $0.3 million, or 11.6%, to $2.8 million for the year ended September 30, 2017 from $2.5 million for the year ended September 30, 2016. Although the Purchased Portfolios experienced higher payment volume attrition than the rest of our business, other costs of services increased due to the change in contractual terms discussed above. For the first four months of the year ended September 30, 2016, we recognized zero other costs of services related to the Purchased Portfolios. For the last eight months of the year ended September 30, 2016, we recognized $2.5 million of other costs of services related to the Purchased Portfolios. Excluding revenues from the Purchased Portfolios, other costs of services within Merchant Services grew $6.7 million, or 37.8%, for the year ended September 30, 2017 from the year ended September 30, 2016.
Other costs of services within Proprietary Software and Payments decreased $0.1 million, or 6.5%, to $1.6 million for the year ended September 30, 2017 from $1.7 million for the year ended September 30, 2016. The decrease was due to reduced processing costs and residual expense.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $6.8 million, or 33.3%, to $27.2 million for the year ended September 30, 2017 from $20.4 million for the year ended September 30, 2016. This increase was primarily driven by an increase in employment costs of $3.2 million due to an increase in headcount from acquisitions. We expensed $1.0 million of a legal settlement that was accrued during the year ended September 30, 2017. We also experienced an increase in professional services and insurance of $0.7 million. Increases in software and technological services, rent, telecommunication costs, advertising and marketing expenses comprised the remainder of the change.
Depreciation and Amortization
Depreciation and amortization increased $0.2 million, or 1.9%, to $10.1 million for the year ended September 30, 2017 from $9.9 million for the year ended September 30, 2016. Amortization expense remained consistent at $9.2 million for the years ended September 30, 2017 and 2016. We experienced greater amortization expense resulting from acquisitions such as Axia and Fairway, which was offset by lower amortization expense for historical acquisitions resulting from our accelerated method of amortization. Depreciation expense increased $0.2 million to $0.9 million in the year ended September 30, 2017 from $0.7 million in the year ended September 30, 2016 primarily due to an increase in the amount of POS equipment provided to our clients that we capitalize and depreciate over the expected life of the merchant contract.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration was a gain of $0.2 million in the year ended September 30, 2017 compared to a charge of $2.5 million in the year ended September 30, 2016. During 2016, management increased its estimates of contingent consideration to be paid for acquisitions, primarily due to the strong performance of the Innovative Financial Technologies, LLC and Practical Business Solutions acquisitions. Management estimates of future contingent consideration to be paid remained relatively flat during 2017.
Interest Expense, net
Interest expense, net, increased $1.0 million, or 17.6%, to $6.9 million for the year ended September 30, 2017 from $5.9 million for the year ended September 30, 2016. The increase reflects additional borrowings on our 2016 Senior Secured Credit Facility (as defined below) due to debt used to fund our acquisition activity in 2017 and 2016.
Change in Fair Value of Warrant Liability
The change in fair value of our warrant liabilities corresponds to the value of the warrants issued in connection with our Mezzanine Notes. The fair value of these warrant liabilities decreased $0.4 million for the year ended September 30, 2017. The Class A units in i3 Verticals, LLC issued in July 2017 in conjunction with the Fairway acquisition increased our total number of equity units outstanding which decreased the fair value of the warrants. The change in fair value of the warrant liabilities was less than $0.1 million for the year ended September 30, 2016.
Provision for Income Taxes
The provision for income taxes decreased $0.1 million, or 27.2%, to less than $0.2 million for the year ended September 30, 2017 from more than $0.2 million for year ended September 30, 2016. Our effective tax rate was 16.4% for the year ended September 30, 2017. Our effective tax rate differed from the federal statutory rate because i3 Verticals, LLC is taxed as a partnership and does not pay federal income taxes. We use an accelerated method of amortization for our intangible assets as compared to straight-line amortization required for tax purposes, which results in greater pretax income for tax purposes after we complete acquisitions. These amortization differences caused us to have current tax expense of $0.2 million on a pretax loss of $1.9 million for the year ended September 30, 2016. After consummation of the Reorganization Transactions and the IPO, i3 Verticals, Inc. became subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.

Seasonality
We have experienced in the past, and may continue to experience, seasonal fluctuations in our revenues as a result of consumer and business spending patterns. Revenues during the first quarter of the calendar year, which is our second fiscal quarter, tend to decrease in comparison to the remaining three quarters of the calendar year on a same store basis. This decrease is due to the relatively higher number and amount of electronic payment transactions related to seasonal retail events, such as holiday and vacation spending in their second, third and fourth quarters of the calendar year. The number of business days in a month or quarter also may affect seasonal fluctuations. Revenue in our education vertical fluctuates with the school calendar. Revenue for our education customers is strongest in August, September, October, January and February, at the start of each semester, and generally weakens throughout the semester, with little revenue in the summer months of June and July. Operating expenses show less seasonal fluctuation, with the result that net income is subject to the same seasonal factors as our revenues. The growth in our business may have partially overshadowed seasonal trends to date, and seasonal impacts on our business may be more pronounced in the future.
Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash from operating activities. As of September 30, 2018 we had $0.6 million of cash and cash equivalents and available borrowing capacity of $106.8 million under our Senior Secured Credit Facility. We usually minimize cash balances by making payments on our revolving line of credit to minimize borrowings and interest expense.
Our primary cash needs are to fund working capital requirements, invest in our technology infrastructure, fund acquisitions and related contingent consideration, make scheduled principal and interest payments on our outstanding indebtedness and pay tax distributions to members. We consistently have positive cash flow provided by operations and expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under the Senior Secured Credit Facility will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for at least the next twelve months. As a holding company, we depend on distributions or loans from i3 Verticals, LLC to access funds earned by our operations. The covenants contained in the Senior Secured Credit Facility may restrict i3 Verticals, LLC’s ability to provide funds to i3 Verticals, Inc.
Cash Flows
The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.
Years Ended September 30, 2018 and 2017

	Year ended September 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$18,080	$8,330
Net cash used in investing activities	$(38,055)	$(47,903)
Net cash provided by financing activities	$19,244	$37,352
Cash Flow from Operating Activities
Net cash provided by operating activities increased $9.8 million to $18.1 million for the year ended September 30, 2018 from $8.3 million for the year ended September 30, 2017. The increase in net cash provided by operating activities included a decrease in net income, to a net loss, of $5.9 million offset by a $8.9 million increase in the change in the fair value of warrant liabilities. Depreciation and amortization expense increased $1.8 million, equity-based compensation increased $1.6 million and non-cash contingent consideration expense from an increase in the original estimate increased $4.1 million. These increases were partially offset by $0.7 million in benefit from income taxes from the revaluation of deferred taxes related to the newly enacted federal tax reform. Operating assets and liabilities decreased $0.3 million, primarily driven by a $3.2 million increase in other assets, offset by a $1.6 million increase in accounts payable, a $0.7 million decrease in prepaid expenses and other current assets and a $0.5 million increase in accrued liabilities for the year ended September 30, 2018 compared to the year ended September 30, 2017.

Cash Flow from Investing Activities
Net cash used in investing activities decreased $9.8 million to $38.1 million for the year ended September 30, 2018 from $47.9 million for the year ended September 30, 2017. In the year ended September 30, 2018, we used $18.7 million of cash for the acquisition of SDCR, Inc. and used $16.0 million of cash for other acquisitions, including the acquisition of residual buyouts and other intangibles. We also used $1.1 million of cash for capitalized software costs and $2.2 million of cash for property and equipment expenditures. In the year ended September 30, 2017, the largest driver of cash used in investing activities related to our $39.0 million cash payment for the acquisition of Fairway. We also used $6.8 million of cash for other acquisitions, including purchases of merchant portfolios and residual buyouts, $1.5 million for capitalized software costs, and $0.6 million for property and equipment expenditures.
Cash Flow from Financing Activities
Net cash provided by financing activities decreased $18.1 million to $19.2 million for the year ended September 30, 2018 from $37.4 million for the year ended September 30, 2017. The increase in net cash provided by financing activities was primarily the result of proceeds from debt and our IPO, used to fund acquisitions and contingent consideration, partially offset with payments on debt with the proceeds from our IPO.
Years Ended September 30, 2017 and 2016

	Year ended September 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$8,330	$10,005
Net cash used in investing activities	$(47,903)	$(35,154)
Net cash provided by financing activities	$37,352	$28,924

Cash Flow from Operating Activities
Net cash provided by operating activities decreased to $8.3 million for the year ended September 30, 2017 from $10.0 million for the year ended September 30, 2016. The decrease in net cash provided by operating activities was the result of a $1.6 million increase in contingent consideration paid in excess of original estimates and a decrease of $0.5 million in other operating assets and liabilities driven by increased accounts receivable from our acquisitions. Net income also increased $3.0 million, which was offset by $2.6 million of non-cash charges such as depreciation and amortization and the change in fair value of warrant liabilities and contingent consideration estimates.
Cash Flow from Investing Activities
Net cash used in investing activities increased to $47.9 million for the year ended September 30, 2017 from $35.2 million for the year ended September 30, 2016. In 2017, the largest driver of cash used in investing activities related to our $39.0 million cash payment for the acquisition of Fairway. We also used $6.8 million of cash for other acquisitions, including purchases of merchant portfolios and residual buyouts, $1.5 million of cash for capitalized software costs and $0.6 million of cash for property and equipment expenditures. In 2016, the largest driver of cash used in investing activities was $27.9 million used to acquire Axia. In 2016, we also used $4.4 million of cash for other acquisitions, $2.0 million of cash for capitalized software costs, and $0.9 million of cash for property and equipment expenditures.
Cash Flow from Financing Activities
Net cash provided by financing activities increased to $37.4 million for the year ended September 30, 2017 from $28.9 million for the year ended September 30, 2016. The increase in net cash provided by financing activities was primarily the result of increased borrowing from long-term debt to fund acquisitions and contingent consideration, in addition to increased proceeds from the issuances of Class A units in i3 Verticals, LLC.

Senior Secured Credit Facility
On October 30, 2017, we replaced our then existing credit facility with a new one (the “Senior Secured Credit Facility”). Bank of America Corporation serves as administrative agent with Bank of America Corporation, Wells Fargo & Co. and Fifth Third Bank serving as joint lead arrangers and joint bookrunners. The Senior Secured Credit Facility consists of $40.0 million in term loans and a $110.0 million revolving line of credit. The Senior Secured Credit Facility accrues interest, payable monthly, at the prime rate per annum plus a margin of 0.50% to 2.00% (0.50% as of September 30, 2018) or at the 30-day LIBOR rate plus a margin of 2.75% to 4.00% (2.75% as of September 30, 2018), in each case depending on the ratio of consolidated debt-to-EBITDA, as defined in the agreement. Additionally, the Senior Secured Credit Facility requires us to pay unused commitment fees of up to 0.30% (0.15% as of September 30, 2018) on any undrawn amounts under the revolving line of credit. Principal payments of $1.3 million are due on the last day of each calendar quarter until the maturity date, when all outstanding principal and accrued and unpaid interest will be due. The maturity date of the Senior Secured Credit Facility is October 30, 2022. The Senior Secured Credit Facility contains customary affirmative and negative covenants, including financial covenants requiring maintenance of a senior secured debt-to-EBITDA ratio (as defined in the Senior Secured Credit Facility), not exceeding the amounts reflected in the schedule below.

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
The Senior Secured Credit Facility contains provisions detailing a leverage increase period during which the required debt-to-EBITDA ratios set forth above will be increased by 0.25 for each of the four fiscal quarters immediately following a “Qualified Acquisition,” as defined therein, commencing with the fiscal quarter during which the acquisition was completed. We used proceeds from the Senior Secured Credit Facility to complete the acquisition of SDCR, Inc., as well as additional acquisitions. With the completion of the SDCR, Inc. acquisition, we received a step-up for the purposes of calculating our debt-to-EBITDA ratio; as of September 30, 2018, our maximum senior secured debt-to-EBITDA ratio is 3.75 to 1.0 and our maximum consolidated debt-to-EBITDA ratio is 4.75 to 1.0. As of September 30, 2018, we had $35.0 million of term loans outstanding and $106.8 million of available capacity under our revolving line of credit.
All obligations under the Senior Secured Credit Facility are fully and unconditionally secured by pledged equity interests and security interests in substantially all of our assets.

The provisions of the Senior Secured Credit Facility place certain restrictions and limitations upon us. These include, among others, restrictions on liens, investments, indebtedness, fundamental changes and dispositions; maintenance of certain financial ratios; and certain non-financial covenants pertaining to our activities during the period covered. We were in compliance with such covenants as of September 30, 2018. In addition, the Senior Secured Credit Facility restricts our ability to make dividends or other distributions to the holders of our equity. We are permitted to:
a.make cash distributions to the holders of our equity in order to pay taxes incurred by owners of equity in i3 Verticals, LLC, by reason of such ownership,
b.move intercompany cash between subsidiaries that are joined to the Senior Secured Credit Facility,
c.use up to $1.5 million per year to repurchase equity from employees, directors, officers or consultants after our restructuring in connection with the IPO, and
d.make other dividends or distributions in an aggregate amount not to exceed 5% of the net cash proceeds received from any additional common equity issuance after our IPO.
We are also permitted to make noncash dividends in the form of additional equity issuances. The Senior Secured Credit Facility prohibits all other forms of dividends or distributions.
Mezzanine Notes
During 2013, we issued notes payable in the aggregate principal amount of $10.5 million (the “Mezzanine Notes”) to three related creditors (the “Mezzanine Lenders”). The Mezzanine Notes accrued interest at a fixed annual rate of 12.0%, payable monthly, and were due to mature in November 29, 2020. The Mezzanine Notes were secured by substantially all of our assets in accordance with the terms of a security agreement and were subordinate to the Senior Secured Credit Facility.
In June 2018, all of the outstanding aggregate principal balance and accrued interest on the Mezzanine Notes was repaid with proceeds from our IPO. As part of the extinguishment of the Mezzanine Notes, $0.1 million of unamortized debt issuance costs were written off.
Junior Subordinated Notes
During 2014, we issued notes payable (“Junior Subordinated Notes”) in the aggregate principal amount of $17.6 million to unrelated and related creditors. The notes accrued interest, payable monthly, at a fixed rate of 10.0% and were due to mature on February 14, 2019. In June 2016, $1.0 million of the Junior Subordinated Notes held by Greg Daily, our CEO, were retired and exchanged for 309,598 Class A units in i3 Verticals, LLC. In July 2017, $0.5 million of the Junior Subordinated Notes held by our CEO were retired and exchanged for 147,929 Class A units in i3 Verticals, LLC. At September 30, 2017, $16.1 million of the Junior Subordinated Notes remained outstanding. The Junior Subordinated Notes were subordinate to the Mezzanine Notes and the Senior Secured Credit Facility.
In June 2018, in connection with our IPO and as part of the Reorganization Transactions, we issued 671,167 shares of our Class A common stock pursuant to a voluntary private conversion of Junior Subordinated Notes by certain related and unrelated creditors of i3 Verticals, LLC. $8.1 million of the Junior Subordinated Notes were converted into newly issued shares of our Class A common stock. Also in June 2018, the remaining $8.1 million of the Junior Subordinated Notes were repaid with proceeds from our IPO. As part of the extinguishment of the Junior Subordinated Notes, a nominal amount of unamortized debt issuance costs were written off.
Class A Unit Offerings
During July 2017, we raised $12.5 million from the issuance of a total of 3,698,225 Class A units in i3 Verticals, LLC at a price of $3.38 per unit in a private offering. As noted above, during July 2016, $0.5 million of the Junior Subordinated Notes held by our CEO were converted into 147,929 Class A units at a price of $3.38 per unit. The fair value of the Class A units we issued approximated the carrying amount of the Junior Subordinated Notes, and we recognized no extinguishment gain or loss.

Contractual Obligations
The following table summarizes our contractual obligations and commitments as of September 30, 2018 related to leases and borrowings:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(in thousands)
Processing minimums(1)	$15,333	$2,500	$5,623	$6,967	$243
Facility leases	8,169	1,763	2,919	2,210	1,277
Senior Secured Credit Facility and related interest(2)	44,080	6,813	12,878	24,389	—
Contingent consideration(3)	5,999	3,813	2,186	—	—
Total	$73,581	$14,889	$23,606	$33,566	$1,520
__________________________
1.We have non-exclusive agreements with several processors to provide us services related to transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Certain of these agreements require us to submit a minimum monthly number of transactions for processing. If we submit a number of transactions that is lower than the minimum, we are required to pay to the processor the fees it would have received if we had submitted the required minimum number of transactions.
2.We estimated interest payments through the maturity of our Senior Secured Credit Facility by applying the interest rate of 4.99% in effect on our term loan as of September 30, 2018, plus an unused fee rate of 0.15%.
3.In connection with certain of our acquisitions, we may be obligated to pay the seller of the acquired entity certain amounts of contingent consideration as set forth in the relevant purchasing documents, whereby additional consideration may be due upon the achievement of certain specified financial performance targets. i3 Verticals, Inc. accounts for the fair values of such contingent payments in accordance with the Level 3 financial instrument fair value hierarchy at the close of each subsequent reporting period. The acquisition-date fair value of contingent consideration is valued using a Monte Carlo simulation. i3 Verticals, Inc. subsequently reassesses such fair value based on probability estimates with respect to the acquired entity’s likelihood of achieving the respective financial performance targets.

Potential payments under the Tax Receivable Agreement are not reflected in this table. See “—Tax Receivable Agreement” below.
Tax Receivable Agreement
We are a party to a Tax Receivable Agreement with i3 Verticals, LLC and each of the Continuing Equity Owners, as described in Note 10 of our consolidated financial statements. As a result of the Tax Receivable Agreement, we have been required to establish a liability in our consolidated financial statements. That liability, which will increase upon the redemptions or exchanges of Common Units for our Class A common stock, generally represents 85% of the estimated future tax benefits, if any, relating to the increase in tax basis associated with the Common Units we received as a result of the Reorganization Transactions and other redemptions or exchanges by holders of Common Units. If this election is made, the accelerated payment will be based on the present value of 100% of the estimated future tax benefits and, as a result, the associated liability reported on our consolidated financial statements may be increased. We expect that the payments required under the Tax Receivable Agreement will be substantial. The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges by the holders of Common Units, the price of our Class A common stock at the time of the redemption or exchange, whether such redemptions or exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable as well as the portion of our payments under the Tax Receivable Agreement constituting imputed interest. We intend to fund the payment of the amounts due under the Tax Receivable Agreement out of the cash savings that we actually realize in respect of the attributes to which Tax Receivable Agreement relates.
As of September 30, 2018, we recognized liabilities related to the Tax Receivable Agreement of $0.8 million.

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, goodwill and intangible assets, contingent consideration, and equity-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
The accounting policies we believe to be most critical to understanding our financial condition and results of operations are discussed below.
Emerging Growth Company
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of our financial statements with the financial statements of a public company that is not an emerging growth company, or the financial statements of an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.
Accounts Receivable and Credit Policies
Accounts receivable consist primarily of uncollateralized credit card processing residual payments due from processing banks requiring payment within thirty days following the end of each month. Accounts receivable also include amounts due from the sales of our technology solutions to our customers. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, if necessary, which reflects management’s best estimate of the amounts that will not be collected. The allowance is estimated based on management’s knowledge of our clients, historical loss experience and existing economic conditions. Accounts receivable and the allowance are written-off when, in management’s opinion, all collection efforts have been exhausted. Our allowance for doubtful accounts was $0.2 million and $0.2 million as of September 30, 2018 and 2017, respectively, however, actual write-offs may exceed estimated amounts.
Settlement Assets and Obligations
Settlement assets and obligations result when we temporarily hold or owe funds on behalf of our clients. Timing differences, interchange expense, merchant reserves and exceptional items cause differences between the amount received from the card networks and the amount funded to counterparties. These balances arising in the settlement process are reflected as settlement assets and obligations on the accompanying consolidated balance sheets. With the exception of merchant reserves, settlement assets or settlement obligations are generally collected and paid within one to four days. As of September 30, 2018, and 2017, settlement assets and settlement obligations were both $0.9 million and $5.2 million, respectively.

Property and Equipment
Property and equipment are stated at cost or, if acquired through an acquisition, fair value at the date of acquisition. Depreciation and amortization are provided over the assets’ estimated useful lives (or if obtained in connection with a business acquisition, over their estimated remaining useful lives) using the straight-line method, except for leasehold improvements, which are depreciated over the shorter of the estimated useful lives of the assets or the lease term.
Expenditures for maintenance and repairs are expensed when incurred. Expenditures for renewals or betterments are capitalized. Management reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We recognize impairment when the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value of the asset. There were no impairment charges during the years ended September 30, 2018 and 2017.
Capitalized Software
Development costs for software to be sold or leased to customers are capitalized once technological feasibility of the software product has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when we have completed a detailed program design and have determined that a product can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the product is generally available to clients. Software development costs are amortized using the greater of the straight-line method or the usage method over its estimated useful life, which is estimated to be three years.
Software development costs may become impaired in situations where development efforts are abandoned due to the viability of a planned project becoming doubtful or due to technological obsolescence of a planned software product. Management evaluates the remaining useful lives and carrying values of capitalized software at least annually, or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that impairment in value may have occurred. To the extent the estimated net realizable values, which are estimated to equal future undiscounted cash flows, exceed the carrying value, no impairment is necessary. If the estimated net realizable values are less than the carrying value, an impairment charge is recorded. Impairment charges during the years ended September 30, 2018, 2017 and 2016 were nominal.
Identifiable software technology intangible assets resulting from acquisitions are amortized using the straight-line method over periods not exceeding their remaining estimated useful lives. GAAP requires that intangible assets with estimated useful lives be amortized over their respective estimated useful lives to their residual values, and reviewed for impairment. Acquisition technology intangibles’ net book values are included in Capitalized software, net, in the accompanying consolidated balance sheets.
Acquisitions
Business acquisitions have been recorded using the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. Where relevant, the fair value of contingent consideration included in an acquisition is calculated using a Monte Carlo simulation. The fair value of merchant relationships and non-compete assets acquired is identified using the Income Approach. The fair value of trade names acquired is identified using the Relief from Royalty Method. The fair value of deferred revenue is identified using the Adjusted Fulfillment Cost Method. After the purchase price has been allocated, goodwill is recorded to the extent the total consideration paid for the acquisition, including the acquisition date fair value of contingent consideration, if any, exceeds the sum of the fair values of the separately identifiable acquired assets and assumed liabilities. Acquisition costs for business combinations are expensed when incurred and recorded in selling general and administrative expenses in the accompanying consolidated statements of operations.
Acquisitions not meeting the accounting criteria to be accounted for as a business combination are accounted for as an asset acquisition. An asset acquisition is recorded at its purchase price, inclusive of acquisition costs, which is allocated among the acquired assets and assumed liabilities based upon their relative fair values at the date of acquisition.
The operating results of an acquisition are included in our consolidated statements of operations from the date of such acquisition. Acquisitions completed during the year ended September 30, 2018 contributed $24.6 million and $1.8 million of revenue and net income, respectively, to the results in our consolidated statements of operations for the year then ended.
Goodwill
In accordance with ASC 350, Intangibles—Goodwill and Other, we test goodwill for impairment for each reporting unit on an annual basis, or when events or circumstances indicate the fair value of a reporting unit is below its carrying value.
Our goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. The goodwill generated from business combinations is primarily related to the value placed on the employee workforce and expected synergies. Goodwill is tested for impairment at least annually in the fourth quarter and between annual tests if there are indicators of impairment that suggest a decline in the fair value of a reporting unit. Judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred. Such changes may include, among others, a significant decline in expected future cash flows, a significant adverse change in the business climate, and unforeseen competition. No goodwill impairment charges were recognized during the years ended September 30, 2018 and 2017.
We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. The option of whether or not to perform a qualitative assessment is made annually and may vary by reporting unit. Factors we consider in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying amount of the net assets of our reporting units, sustained decrease in our share price, and other relevant entity specific events. If we determine not to perform the qualitative assessment or if we determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying value, then we perform a quantitative test for that reporting unit. The fair value of each reporting unit is compared to the reporting unit’s carrying value, including goodwill. Subsequent to the adoption on January 1, 2017 of Accounting Standards Update (“ASU”) No. 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment, if the fair value of a reporting unit is less than its carrying value, we recognize an impairment equal to the excess carrying value, not to exceed the total amount of goodwill allocated to that reporting unit.
For a discussion of the estimate methodology and the significance of various inputs, please see the subheading below titled “Use of Estimates.”
As of our goodwill impairment test date for the year ended September 30, 2018, we have determined that we have nine reporting units. For each of the years ended September 30, 2018, 2017 and 2016, we performed a quantitative assessment for each reporting unit. We determined that none of the reporting units were impaired. Material goodwill does not exist at reporting units that are at risk of failing our quantitative test of their fair value.
Intangible Assets
Intangible assets include acquired merchant relationships, residual buyouts, trademarks, tradenames, website development costs and non-compete agreements. Merchant relationships represent the fair value of customer relationships we purchased. Residual buyouts represent the right to not have to pay a residual to an independent sales agent related to certain future transactions with the agent’s referred merchants. Referral agreements represent the right to exclusively obtain referrals from a partner for their customers' credit card processing services.
We amortize definite lived identifiable intangible assets using a method that reflects the pattern in which the economic benefits of the intangible asset are expected to be consumed or otherwise utilized. The estimated useful lives of our customer-related intangible assets approximate the expected distribution of cash flows, whether straight-line or accelerated, generated from each asset. The useful lives of contract-based intangible assets are equal to the terms of the agreement.
Management evaluates the remaining useful lives and carrying values of long-lived assets, including definite lived intangible assets, at least annually, or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that a change in the useful life or impairment in value may have occurred. There were no impairment charges during the years ended September 30, 2018 and 2017.
Income Taxes
i3 Verticals, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from i3 Verticals, LLC based on i3 Verticals, Inc.'s economic interest in i3 Verticals, LLC. i3 Verticals, LLC's members, including i3 Verticals, Inc., are liable for federal, state and local income taxes based on their share of i3 Verticals, LLC's pass-through taxable income. i3 Verticals, LLC is not a taxable entity for federal income tax purposes but is subject to and reports entity level tax in both Tennessee and Texas. In addition, certain subsidiaries of i3 Verticals, LLC are corporations that are subject to state and federal income taxes.
The amount provided for state income taxes is based upon the amounts of current and deferred taxes payable or refundable at the date of the consolidated financial statements as a result of all events recognized in the financial statements as measured by the provisions of enacted tax laws.
Under GAAP, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We have no uncertain tax positions that qualify for either recognition or disclosure in the consolidated financial statements.
Valuation of Contingent Consideration
On occasion, we may have acquisitions which include contingent consideration. Accounting for business combinations requires us to estimate the fair value of any contingent purchase consideration at the acquisition date. For a discussion of the estimate methodology and the significance of various inputs, please see the subheading below titled “Use of Estimates.” Changes in estimates regarding the fair value contingent purchase consideration are reflected as adjustments to the related liability and recognized within operating expenses in the consolidated statements of operations. Short and long-term contingent liabilities are presented within accrued expenses and other current liabilities and other long-term liabilities on our consolidated balance sheets, respectively.
Classification of Financial Instruments
We classify certain financial instruments issued as either equity or as liabilities. Determination of classification is based upon the underlying properties of the instrument. See specific discussion regarding the nature of instruments issued, the presentation on the consolidated financial statements and the related valuation method applied in Notes 9, 11, 12, and 13.
Revenue Recognition and Deferred Revenue
Revenue is recognized when it is realized or realizable and earned, in accordance with ASC 605, Revenue Recognition (“ASC 605”). Recognition occurs when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been performed; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. We accrue for rights of refund, processing errors or penalties, or other related allowances based on historical experience.
More than 85% of our gross revenue for the years ended September 30, 2018 and 2017 is derived from discount fees and other related fixed transaction or service fees. The remainder of our gross revenue is comprised of sales of software licensing subscriptions, ongoing support, and other POS-related solutions we provide to our clients directly and through our processing bank relationships.

Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed. Discount fees are recognized at the time the clients’ transactions are processed. We follow the requirements of ASC 605-45, Revenue Recognition—Principal Agent Considerations, in determining our client processing services revenue reporting. Generally, where we have control over client pricing, merchant portability, credit risk and ultimate responsibility for the client, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the client. This amount includes interchange fees paid to card issuing banks and assessments paid to payment card networks pursuant to which such parties receive payments based primarily on processing volume for particular groups of clients. Revenues generated from merchant portfolios where we do not have control over merchant pricing, liability for merchant losses or credit risk or rights of portability are reported net of interchange and other fees.
Revenues are also derived from a variety of fixed transaction or service fees, including authorization fees, convenience fees, statement fees, annual fees, and fees for other miscellaneous services, such as handling chargebacks. Revenues derived from service fees are recognized at the time the services are performed and there are no further performance obligations. Revenue from the sale of equipment is recognized upon transfer of ownership and delivery to the customer, after which there are no further performance obligations.
Revenues from sales of our software licensing subscriptions are recognized when they are realized or realizable and earned. Contractual arrangements are evaluated for indications that multiple element arrangements may exist, including instances where more-than-incidental software deliverables are included. Arrangements may contain multiple elements, such as hardware, software products, maintenance, and professional installation and training services. Revenues are allocated to each element based on the selling price hierarchy. The selling price for a deliverable is based on vendor specific objective evidence of selling price, if available, third party evidence, or estimated selling price. We establish estimated selling price, based on the judgment of our management, considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. In arrangements with multiple elements, we determine allocation of the transaction price at inception of the arrangement based on the relative selling price of each unit of accounting.
In multiple element arrangements where more-than-incidental software deliverables are included, we apply the residual method to determine the amount of software license revenues to be recognized. Under the residual method, if fair value exists for undelivered elements in a multiple-element arrangement, such fair value of the undelivered elements is deferred with the remaining portion of the arrangement consideration recognized upon delivery of the software license or services arrangement. We allocate the fair value of each element of a software-related multiple-element arrangement based upon its fair value as determined by vendor specific objective evidence of selling price, with any remaining amount allocated to the software license. If evidence of the fair value cannot be established for the undelivered elements of a software arrangement, then the entire amount of revenue under the arrangement is deferred until these elements have been delivered or objective evidence can be established. These amounts, if any, are included in deferred revenue in the consolidated balance sheets. Revenues related to software licensing subscriptions, maintenance or other support services with terms greater than one month are recognized ratably over the term of the agreement.
Revenues from sales of our combined hardware and software element are recognized when they are realized or realizable and earned which has been determined to be upon the delivery of our product. Revenues derived from service fees are recognized at the time the services are performed and there are no further performance obligations. Our training, installation, and repair services are billed and recognized as revenue as these services are performed.
Deferred revenue represents amounts we have billed to clients for services contracts. The initial prepaid contract agreement balance is deferred. The balance is then recognized as the services are provided over the contract term. Deferred revenue that is expected to be recognized as revenue within one year is recorded as short-term deferred revenue and the remaining portion is recorded as other long-term liabilities in the consolidated balance sheets.
Interchange and Network Fees and Other Cost of Services
Interchange and network fees consist primarily of fees that are directly related to discount fee revenue. These include interchange fees paid to issuers and assessment fees payable to card associations, which are a percentage of the processing volume we generate from Visa and Mastercard, as well as fees charged by card-issuing banks. Other costs of services include costs directly attributable to processing and bank sponsorship costs, which may not be based on a percentage of volume. These costs also include related costs such as residual payments to sales groups, which are based on a percentage of the net revenues generated from client referrals. In certain client processing bank relationships, we are liable for chargebacks against a client equal to the volume of the transaction. Losses resulting from chargebacks against a client are included in other cost of services on the accompanying consolidated statement of operations. We evaluate our risk for such transactions and estimate our potential loss from chargebacks based primarily on historical experience and other relevant factors. The reserve for client losses is included within accrued expenses and other current liabilities on the accompanying consolidated balance sheets. The cost of equipment sold is also included in other cost of services. Interchange and other costs of services are recognized at the time the client's transactions are processed.
We account for all governmental taxes associated with revenue transactions on a net basis.
Equity-based Compensation
We account for grants of equity awards to employees in accordance with ASC 718, Compensation—Stock Compensation. This standard requires compensation expense to be measured based on the estimated fair value of the share-based awards on the date of grant and recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.
We recognized equity-based compensation of $1.6 million for the year ended September 30, 2018. There was no equity-based compensation for the years ended September 30, 2017 and 2016.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, the value of purchase consideration paid and identifiable assets acquired and assumed in acquisitions, goodwill and intangible asset impairment review, warrant valuation, revenue recognition for multiple element arrangements, loss reserves, assumptions used in the calculation of equity-based compensation and in the calculation of income taxes, and certain tax assets and liabilities as well as the related valuation allowances. Actual results could differ from those estimates.
Below is a summary of our critical accounting estimates for which the nature of management’s assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and for which the impact of the estimates and assumptions on financial condition or operating performance is material.
Contingent Consideration in Acquisitions
On occasion, we may have acquisitions that include contingent consideration. Accounting for business combinations requires us to estimate the fair value of any contingent purchase consideration at the acquisition date. Where relevant, the fair value of contingent consideration included in an acquisition is calculated using a Monte Carlo simulation.
The contingent consideration is revalued each period until it is settled. Management reviews the historical and projected performance of each acquisition with contingent consideration and uses an income probability method to revalue the contingent consideration. The revaluation requires management to make certain assumptions and represent management's best estimate at the valuation date. The probabilities are determined based on a management review of the expected likelihood of triggering events that would cause a change in the contingent consideration paid.
Goodwill
We test goodwill for impairment using a fair value approach at least annually, absent some triggering event that would require an interim impairment assessment. Absent any impairment indicators, we perform our goodwill impairment testing as of July 1 each year.

In our goodwill impairment review, we use significant estimates and assumptions that include the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Our assessment of qualitative factors involves significant judgments about expected future business performance and general market conditions. In a quantitative assessment, the fair value of each reporting unit is determined based on a combination of techniques, including the present value of future cash flows, applicable multiples of competitors and multiples from sales of like businesses, and requires us to make estimates and assumptions regarding discount rates, growth rates and our future long-term business plans. Changes in any of these estimates or assumptions could materially affect the determination of fair value and the associated goodwill impairment charge for each reporting unit.
Warrant Valuation
As of September 30, 2017 there were in the aggregate $1.4 million of warrants (the “Mezzanine Warrants”) outstanding and exercisable to purchase common units in i3 Verticals, LLC related to the issuance of the Mezzanine Notes. The Mezzanine Warrants were mandatorily redeemable and embody a conditional obligation to redeem the instrument by a transfer of assets. The Mezzanine Warrants were remeasured at each reporting date through the settlement of the instrument and changes in value were reflected in earnings.
We used the Black-Scholes option pricing model to determine the fair market value of the Mezzanine Warrants at each reporting period. The option pricing model required the input of highly subjective assumptions, including the estimated enterprise value of the Company, expected term of the warrants, expected volatility, risk-free interest rates and discount for lack of marketability. To determine the fair value of the Mezzanine Warrants, we engaged an outside consultant to prepare a valuation of the unit price at each reporting date, using information provided by management and information obtained from private and public sources. The fair market value of the warrants was $0.8 million as of September 30, 2017.
We used an expected volatility based on the historical volatilities of a group of guideline companies and estimated a liquidity event in June 2018 to determine the term of the warrants. The risk-free interest rates were obtained from publicly available U.S. Treasury yield curve rates. The discount for lack of marketability was determined using the Finnerty Model.
Based on our analysis, the most highly sensitive input in our option pricing model related to management’s forecasted earnings. For example, if management’s forecasted earnings increased, we would have recorded additional losses from the change in fair value of warrant liability. Conversely, if management’s forecasted earnings decreased, we would have recorded a gain from change in fair value of warrant liability. Other inputs, such as expected volatility and the risk free interest rate, had a less material impact of the valuation of the warrant liability.
The change in fair value of the warrant liabilities was an increase of $8.5 million and a reduction of $0.4 million and less than $0.1 million for the years ended September 30, 2018, 2017 and 2016, respectively.
The fair market value of the warrants was $0.8 million as of September 30, 2017. On June 25, 2018, in conjunction with the Reorganization Transactions described in Note 1 to our consolidated financial statements, all existing Mezzanine Warrants were exercised for common units in i3 Verticals, LLC. See Note 9 to our consolidated financial statements for additional discussion of the Mezzanine Warrants.
Related Parties
Transactions involving related parties cannot be presumed to be carried out at an arm's length- basis, as the requisite conditions of competitive, free-dealing markets may not exist. A description of related-party transactions is provided in Note 15 in our audited consolidated financial statements.
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (Subtopic 350-40). The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this

ASU are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. As a public business entity, the Company is an emerging growth company and has elected to use the extended transition period provided for such companies. As a result, the Company will not be required to adopt this ASU until October 1, 2021. We are currently evaluating the impact of the adoption of this principle on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820). The amendments in ASU 2018-13 provide clarification and modify the disclosure requirements on fair value measurement in Topic 820, Fair Value Measurement. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. As a public business entity, the Company is an emerging growth company and has elected to use the extended transition period provided for such companies. As a result, the Company will not be required to adopt this ASU until October 1, 2021. We are currently evaluating the impact of the adoption of this principle on our consolidated financial statements.
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (Topic 718). The amendments in ASU 2018-07 expand the scope of Topic 718, Compensation—Stock Compensation to include share-based payments issued to nonemployees for goods or services. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. As a public business entity, the Company is an emerging growth company and has elected to use the extended transition period provided for such companies. As a result, the Company will not be required to adopt this ASU until October 1, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of ASU No. 2014-09 (defined below). We are currently evaluating the impact of the adoption of this principle on our consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting (Topic 718). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We have adopted this standard as of April 1, 2018. There was no impact on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230). The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. As an emerging growth company, we will not be required to adopt this ASU until October 1, 2019. We have adopted this standard as of July 1, 2018 and have included restricted cash along with the cash and cash equivalents balance for presentation on the consolidated statement of cash flows. The reconciliation between our consolidated balance sheet and our consolidated statements of cash flows is disclosed in the restricted cash section of Note 2 to our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230). The update clarifies how cash receipts and cash payments in certain transactions are presented and classified in the statement of cash flows. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. As an emerging growth company, we will not be required to adopt this ASU until October 1, 2019. We have adopted this standard as of July 1, 2018. There was no impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718). The update requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the statement of operations. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether a benefit reduces taxes payable in the current period. Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. As a public business entity, we are an emerging growth company and have elected to use the extended transition period provided for such companies. As a result, we will not be required to adopt this ASU until October 1, 2018. We have early adopted this standard as of July 1, 2018. There was no impact on our consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (Topic 606) (“ASU No. 2014-09”). The ASU supersedes the revenue recognition requirements in ASC 605. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard, as amended, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. As an emerging growth company, we will not be required to adopt this ASU until October 1, 2019. The amendment allows companies to use either a full retrospective or a modified retrospective approach to adopt this ASU. We have formed a project team and are currently assessing the impact of the adoption of this principle on our consolidated financial statements.
Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any off-balance sheet financing arrangements.
Effects of Inflation
While inflation may impact our revenues and cost of services, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Senior Secured Credit Facility consists of term loans in the original principal amount of $40.0 million and a $110.0 million revolving line of credit. The Senior Secured Credit Facility accrues interest, payable monthly, at the prime rate plus a margin of 0.50% to 2.00% (0.50% as of September 30, 2018) or at the 30-day LIBOR rate plus a margin of 2.75% to 4.00% (2.75% as of September 30, 2018), in each case depending on the ratio of consolidated debt-to-EBITDA, as defined in the agreement. Additionally, the Senior Secured Credit Facility requires the Company to pay unused commitment fees of up to 0.15% to 0.30% (0.15% as of September 30, 2018) on any undrawn amounts under the revolving line of credit. The maturity date of the Senior Secured Credit

Facility is October 30, 2022. Principal payments of $1.3 million are due on the last day of each calendar quarter until the maturity date, when all outstanding principal and accrued and unpaid interest are due. At September 30, 2018, there was $106.8 million available for borrowing under the revolving line of credit.
As of September 30, 2018, we had borrowings outstanding of $38.3 million under the Senior Secured Credit Facility. A 1.0% increase or decrease in the interest rate applicable to such borrowing (which is the LIBOR rate) would have a $0.4 million impact on the results of the business.
Foreign Currency Exchange Rate Risk
Invoices for our services are denominated in U.S. dollars. We do not expect our future operating results to be significantly affected by foreign currency transaction risk.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
i3 Verticals, Inc.
Nashville, Tennessee
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of i3 Verticals, Inc. (the “Company”) and subsidiaries as of September 30, 2018 and 2017, the related consolidated statements of operations, changes in equity (deficit), and cash flows for each of the three years in the period ended September 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at September 30, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2016.

Nashville, Tennessee
December 7, 2018

i3 Verticals, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit, share and per share amounts)

	September 30,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$572	$955
Accounts receivable, net	12,500	8,412
Settlement assets	863	5,196
Prepaid expenses and other current assets	2,630	1,141
Total current assets	16,565	15,704

Property and equipment, net	2,958	1,420
Restricted cash	665	1,013
Capitalized software, net	3,372	3,778
Goodwill	83,954	58,517
Intangible assets, net	66,023	59,259
Other assets	1,605	300
Total assets	$175,142	$139,991

Liabilities, Redeemable Class A Units and equity
Liabilities
Current liabilities
Accounts payable	4,114	1,600
Current portion of long-term debt	5,000	4,000
Accrued expenses and other current liabilities	11,538	6,706
Settlement obligations	863	5,196
Deferred revenue	4,927	2,719
Total current liabilities	26,442	20,221

Long-term debt, less current portion and debt issuance costs, net	31,776	106,836
Other long-term liabilities	4,726	2,065
Total liabilities	62,944	129,122

Commitments and contingencies (see Note 14)
Redeemable Class A units; 0 and 4,900,000 Units authorized, issued and outstanding as of September 30, 2018 and September 30, 2017, respectively	—	7,723
Stockholders' / Members' equity
Members' equity	—	36,164
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2018	—	—
Class A common stock, par value $0.0001 per share, 150,000,000 shares authorized; 9,112,042 shares issued and outstanding as of September 30, 2018	1	—
Class B common stock, par value $0.0001 per share, 40,000,000 shares authorized; 17,213,806 shares issued and outstanding as of September 30, 2018	2	—
Additional paid-in-capital	38,562	—
Accumulated earnings (deficit)	736	(33,018)
Total Stockholders' / Members' equity	39,301	3,146
Non-controlling interest	72,897	—
Total equity	112,198	3,146
Total liabilities, Redeemable Class A Units and members' / stockholders' equity (deficit)	$175,142	$139,991
See Notes to the Consolidated Financial Statements

i3 Verticals, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year ended September 30,
	2018	2017	2016

Revenue	$323,508	$262,571	$199,644

Operating expenses
Interchange and network fees	214,543	189,112	140,998
Other costs of services	40,314	28,798	21,934
Selling general and administrative	40,585	27,194	20,393
Depreciation and amortization	11,839	10,085	9,898
Change in fair value of contingent consideration	3,866	(218)	2,458
Total operating expenses	311,147	254,971	195,681

Income from operations	12,361	7,600	3,963

Other expenses
Interest expense, net	8,498	6,936	5,900
Change in fair value of warrant liability	8,487	(415)	(28)
Other income	—	—	(59)
Total other expenses	16,985	6,521	5,813

(Loss) income before income taxes	(4,624)	1,079	(1,850)

Provision for income taxes	337	177	243

Net (loss) income	(4,961)	902	(2,093)

Net income attributable to non-controlling interest	1,937	—	—
Net (loss) income attributable to i3 Verticals, Inc.	$(6,898)	$902	$(2,093)

Net income per share attributable to Class A common stockholders(1):
Basic	$0.08
Diluted	$0.08
Weighted average shares of Class A common stock outstanding(1):
Basic	8,812,630
Diluted	26,873,878
__________________________
1.Basic and diluted net income per Class A common stock are presented only for the period after the Company’s Reorganization Transactions. See Note 1 for a description of the Reorganization Transactions. See Note 18 for the calculation of income per common share.
See Notes to the Consolidated Financial Statements

i3 Verticals, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share amounts)

	Class A Units	Common Units	Class P Units	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Members' Deficit	Retained Earnings	Non-Controlling Interest	Total Equity
				Shares	Amount	Shares	Amount
Balance at September 30, 2015	$7,753	$300	$—	—	$—	—	$—	$—	$(25,664)	$—	$—	$(17,611)
Preferred returns on Class A Units	1,080	—	—	—	—	—	—	—	(1,080)	—	—	—
Preferred returns on Redeemable Class A Units	—	—	—	—	—	—	—	—	(639)	—	—	(639)
Issuance of Class A Units	11,000	—	—	—	—	—	—	—	—	—	—	11,000
Issuance of Common Units	—	665	—	—	—	—	—	—	—	—	—	665
Distributions to members	—	—	—	—	—	—	—	—	(764)	—	—	(764)
Equity issuance costs	(68)	—	—	—	—	—	—	—	—	—	—	(68)
Net loss	—	—	—	—	—	—	—	—	(2,093)	—	—	(2,093)
Balance at September 30, 2016	$19,765	$965	$—	—	$—	—	$—	$—	$(30,240)	$—	$—	$(9,510)
Preferred returns on Class A Units	2,223	—	—	—	—	—	—	—	(2,223)	—	—	—
Preferred returns on Redeemable Class A Units	—	—	—	—	—	—	—	—	(701)	—	—	(701)
Issuance of Class A Units	13,000	—	—	—	—	—	—	—	—	—	—	13,000
Issuance of Common Units	—	275	—	—	—	—	—	—	—	—	—	275
Distributions to members	—	—	—	—	—	—	—	—	(756)	—	—	(756)
Equity issuance costs	(64)	—	—	—	—	—	—	—	—	—	—	(64)
Net income	—	—	—	—	—	—	—	—	902	—	—	902
Balance at September 30, 2017	$34,924	$1,240	$—	—	$—	—	$—	$—	$(33,018)	$—	$—	$3,146
See Notes to the Consolidated Financial Statements

i3 Verticals, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)
(In thousands, except share amounts)

	Class A Units	Common Units	Class P Units	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Members' Deficit	Retained Earnings	Non-Controlling Interest	Total Equity
				Shares	Amount	Shares	Amount
Balance at September 30, 2017	$34,924	$1,240	$—	—	$—	—	$—	$—	$(33,018)	$—	$—	$3,146
Preferred returns on Class A Units	2,522	—	—	—	—	—	—	—	(2,522)	—	—	—
Preferred returns on Redeemable Class A Units	—	—	—	—	—	—	—	—	(552)	—	—	(552)
Issuance of Common Units	—	104	—	—	—	—	—	—	—	—	—	104
Net loss prior to the Reorganization Transactions	—	—	—	—	—	—	—	—	(7,634)	—	—	(7,634)
Exercise of Junior Subordinated Notes Warrants and Mezzanine Warrants	—	12,218	—	—	—	—	—	(145)	—	—	—	12,073
Equity based compensation recognized prior to the Reorganization Transactions	—	—	—	—	—	—	—	38	—	—	—	38
Effect of the Reorganization Transactions	(37,446)	(13,562)	—	824,861	—	17,597,223	2	804	43,726	—	15,493	9,017
Issuance of Class A common stock in conversion of Junior Subordinated Notes	—	—	—	619,542	—	—	—	8,054	—	—	—	8,054
Sale of Class A common stock in initial public offering, net	—	—	—	7,647,500	1	—	—	92,446	—	—	—	92,447
Purchase of common units in i3 Verticals, LLC from selling shareholder	—	—	—	—	—	(383,417)	—	—	—	—	(4,635)	(4,635)
Capitalization of initial public offering costs	—	—	—	—	—	—	—	(4,015)	—	—	—	(4,015)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	—	—	—	144	—	—	—	144
Non-controlling interests related to purchase of Common Units in i3 Verticals, LLC	—	—	—	—	—	—	—	(60,102)	—	—	60,102	—
Issuance of Class A common stock	—	—	—	27,840	—	—	—	550	—	—	—	550
Equity based compensation recognized subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	788	—	—	—	788
Forfeitures of restricted Class A common stock	—	—	—	(7,701)	—	—	—	—	—	—	—	—
Net income subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	736	1,937	2,673
Balance at September 30, 2018	$—	$—	$—	9,112,042	$1	17,213,806	$2	$38,562	$—	$736	$72,897	$112,198
See Notes to the Consolidated Financial Statements

i3 Verticals, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended September 30,
	2018	2017	2016
Cash flows from operating activities:
Net (loss) income	$(4,961)	$902	$(2,093)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,839	10,085	9,898
Equity-based compensation	1,567	—	—
Provision for doubtful accounts	14	216	48
Amortization of deferred financing costs	1,072	453	443
Loss on disposal of assets	5	44	4
(Benefit from) provision for deferred income taxes	(682)	56	(3)
Non-cash change in fair value of warrant liability	8,487	(415)	(28)
Increase (decrease) in non-cash contingent consideration expense from original estimate	3,866	(218)	2,458
Changes in operating assets:
Accounts receivable	(2,321)	(2,432)	(1,182)
Prepaid expenses and other current assets	1,017	305	(563)
Other assets	(3,182)	9	(142)
Changes in operating liabilities:
Accounts payable	1,172	(384)	509
Accrued expenses and other current liabilities	2,040	1,515	806
Deferred revenue	(123)	388	548
Other long-term liabilities	362	40	(32)
Contingent consideration paid in excess of original estimates	(2,092)	(2,234)	(666)
Net cash provided by operating activities	18,080	8,330	10,005

Cash flows from investing activities:
Expenditures for property and equipment	(2,217)	(636)	(862)
Expenditures for capitalized software	(1,092)	(1,452)	(1,992)
Purchases of merchant portfolios and residual buyouts	(1,207)	(1,632)	—
Acquisitions of businesses, net of cash acquired	(32,362)	(44,175)	(32,277)
Acquisition of other intangibles	(1,177)	(8)	(23)
Net cash used in investing activities	(38,055)	(47,903)	(35,154)
See Notes to the Consolidated Financial Statements

i3 Verticals, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year ended September 30,
	2018	2017	2016
Cash flows from financing activities:
Proceeds from revolving credit facility	27,250	56,500	55,600
Payments of revolving credit facility	(95,600)	(23,900)	(33,600)
Proceeds from notes payable to banks	24,671	—	6,500
Payments of notes payable to banks	(5,000)	(5,000)	(2,800)
Payment of notes payable to Mezzanine Lenders	(10,486)	—	—
Payment of unsecured notes payable to related and unrelated creditors	(5,489)	—	—
Payment of debt issuance costs	(266)	(254)	(876)
Proceeds from the exercise of Mezzanine Warrants and Junior Subordinated Notes Warrants	270	—	—
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discounts and offering costs	89,506	—	—
Payments for Common Units in i3 Verticals, LLC from selling shareholder	(4,635)	—	—
Proceeds from the issuance of Class A Units	—	12,500	9,000
Payment of equity issuance costs for Class A unit issuances	—	(64)	(68)
Cash paid for contingent consideration	(977)	(966)	(4,776)
Required distributions to members for tax obligations	—	(1,464)	(56)
Net cash provided by financing activities	19,244	37,352	28,924

Net (decrease) increase in cash, cash equivalents, and restricted cash	(731)	(2,221)	3,775
Cash, cash equivalents, and restricted cash at beginning of period	1,968	4,189	414
Cash, cash equivalents, and restricted cash at end of period	$1,237	$1,968	$4,189

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,881	$6,288	$5,386
Cash paid for income taxes	$483	$837	$21
See Notes to the Consolidated Financial Statements

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
1. ORGANIZATION AND OPERATIONS
i3 Verticals, Inc. (the “Company”) was formed as a Delaware corporation on January 17, 2018. The Company was formed for the purpose of completing an initial public offering (“IPO”) of its Class A common stock and other related transactions in order to carry on the business of i3 Verticals, LLC and its subsidiaries. i3 Verticals, LLC was founded in 2012 and delivers seamlessly integrated payment and software solutions to small- and medium-sized businesses (“SMBs”) and organizations in strategic vertical markets. The Company’s headquarters are in Nashville, Tennessee, with operations throughout the United States. Unless the context otherwise requires, references to “we,” “us,” “our,” “i3 Verticals” and the “Company” refer to i3 Verticals, Inc. and its subsidiaries, including i3 Verticals, LLC.
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
Reorganization Transactions
In connection with the IPO, the Company completed the following transactions (the “Reorganization Transactions”):
•i3 Verticals, LLC amended and restated its existing limited liability company agreement to, among other things, (1) convert all existing Class A units, common units (including common units issued upon the exercise of existing warrants) and Class P units of ownership interest in i3 Verticals, LLC into either Class A voting common units of i3 Verticals, LLC (such holders of Class A voting common units referred to herein as the “Continuing Equity Owners”) or Class B non-voting common units of i3 Verticals, LLC (such holders of Class B non-voting common units referred to herein as the “Former Equity Owners”), and (2) appoint i3 Verticals, Inc. as the sole managing member of i3 Verticals, LLC upon its acquisition of Common Units in connection with the IPO;
•the Company amended and restated its certificate of incorporation to provide for, among other things, Class A common stock and Class B common stock;
•i3 Verticals, LLC and the Company consummated a merger among i3 Verticals, LLC, i3 Verticals, Inc. and a newly formed wholly-owned subsidiary of i3 Verticals, Inc. (“MergerSub”) whereby: (1) MergerSub merged with and into i3 Verticals, LLC, with i3 Verticals, LLC as the surviving entity; (2) Class A voting common units converted into newly issued Common Units in i3 Verticals, LLC together with an equal number of shares of Class B common stock of i3 Verticals, Inc., and (3) Class B non-voting common units converted into Class A common stock of i3 Verticals, Inc. based on a conversion ratio that provided an equitable adjustment to reflect the full value of the Class B non-voting common units; and
•the Company issued shares of its Class A common stock pursuant to a voluntary private conversion of certain subordinated notes (the “Junior Subordinated Notes”) by certain related and unrelated creditors of i3 Verticals, LLC.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
Following the completion of the IPO and Reorganization Transactions, the Company became a holding company and its principal asset is the Common Units in i3 Verticals, LLC that it owns. i3 Verticals, Inc. operates and controls all of i3 Verticals, LLC's operations and, through i3 Verticals, LLC and its subsidiaries, conducts i3 Verticals, LLC's business. i3 Verticals, Inc. has a minority economic interest in i3 Verticals, LLC.
•As of September 30, 2018, i3 Verticals, Inc. owned 34.6% of the economic interest in i3 Verticals, LLC.
•As of September 30, 2018, the Continuing Equity Owners owned Common Units in i3 Verticals, LLC representing approximately 65.4% of the economic interest in i3 Verticals, LLC, shares of Class A common stock in the Company representing approximately 0.9% of the economic interest and voting power in the Company, and shares of Class B common stock in i3 Verticals, Inc., representing approximately 65.4% of the voting power in the Company.
•The Continuing Equity Owners who own Common Units in i3 Verticals, LLC may redeem at each of their options (subject in certain circumstances to time-based vesting requirements) their Common Units for, at the election of i3 Verticals, LLC, cash or newly-issued shares of the Company's Class A common stock.
•Combining the Class A common stock and Class B common stock, the Continuing Equity Holders hold approximately 66.3% of the economic interest and voting power in i3 Verticals, Inc.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the reporting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”).
Principles of Consolidation
These consolidated financial statements include the accounts of the Company and its subsidiary companies. All significant intercompany accounts and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
For purposes of reporting cash flows, the Company considers cash on hand, checking accounts, and savings accounts to be cash and cash equivalents. At times, the balance in these accounts may exceed federal insured limits. Cash equivalents are defined as financial instruments readily transferrable into cash with an original maturity less than 90 days.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
Restricted Cash
Restricted cash represents funds held-on-deposit with processing banks pursuant to agreements to cover potential merchant losses. It is presented as long-term assets on the accompanying consolidated balance sheets since the related agreements extend beyond the next twelve months. Following the adoption of ASU 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230), the Company includes restricted cash along with the cash and cash equivalents balance for presentation in the consolidated statements of cash flows. The reconciliation between the consolidated balance sheet and the consolidated statement of cash flows is as follows:

	September 30, 2018	September 30, 2017
Cash and cash equivalents on consolidated balance sheet	$572	$955
Restricted cash	665	1,013
Total cash, cash equivalents and restricted cash on consolidated statement of cash flows	$1,237	$1,968
Accounts Receivable and Credit Policies
Accounts receivable consist primarily of uncollateralized credit card processing residual payments due from processing banks requiring payment within thirty days following the end of each month. Accounts receivable also include amounts due from the sales of the Company’s technology solutions to its customers. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, if necessary, which reflects management’s best estimate of the amounts that will not be collected. The allowance is estimated based on management’s knowledge of its customers, historical loss experience and existing economic conditions. Accounts receivable and the allowance are written-off when, in management’s opinion, all collection efforts have been exhausted. The Company’s allowance for doubtful accounts was $205 and $211 as of September 30, 2018 and 2017, respectively; however, actual write-offs may exceed estimated amounts.
Settlement Assets and Obligations
Settlement assets and obligations result when funds are temporarily held or owed by the Company on behalf of merchants, consumers, schools, and other institutions. Timing differences, interchange expense, merchant reserves and exceptional items cause differences between the amount received from the card networks and the amount funded to counterparties. These balances arising in the settlement process are reflected as settlement assets and obligations on the accompanying consolidated balance sheets. With the exception of merchant reserves, settlement assets or settlement obligations are generally collected and paid within one to four days. As of September 30, 2018 and 2017, settlement assets and settlement obligations were both $863 and $5,196, respectively.
Inventories
Inventories consist of point-of-sale equipment to be sold to customers and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Inventories were $930 and $454 at September 30, 2018 and 2017, respectively, and are included within prepaid expenses and other current assets on the accompanying consolidated balance sheets.
Property and Equipment
Property and equipment are stated at cost or, if acquired through a business combination or an asset acquisition, fair value at the date of acquisition. Depreciation and amortization are provided over the assets’ estimated useful lives (or, if obtained in connection with a business acquisition, over their estimated remaining useful lives) using the straight-line method, except for leasehold improvements, which are depreciated over the shorter of the estimated useful lives of the assets or the lease term.
Expenditures for maintenance and repairs are expensed when incurred. Expenditures for renewals or betterments are capitalized. Management reviews long-lived assets for impairment when events or changes in

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
circumstances indicate the carrying amount of an asset may not be recoverable. The Company recognizes impairment when the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value of the asset. There were no impairment charges during the years ended September 30, 2018, 2017 and 2016.
Capitalized Software
Development costs for software to be sold or leased to customers are capitalized once technological feasibility of the software product has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when the Company has completed a detailed program design and has determined that a product can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the product is generally available to clients. Software development costs are amortized using the greater of the straight-line method or the usage method over its estimated useful life, which is generally estimated to be three years.
Software development costs may become impaired in situations where development efforts are abandoned due to the viability of a planned project becoming doubtful or due to technological obsolescence of a planned software product. Management evaluates the remaining useful lives and carrying values of capitalized software at least annually or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that impairment in value may have occurred. To the extent estimated net realizable values, which are estimated to equal future undiscounted cash flows, exceed the carrying value, no impairment is necessary. If estimated net realizable values are less than the carrying values, an impairment charge is recorded. Impairment charges during the years ended September 30, 2018, 2017 and 2016 were nominal.
Identifiable software technology intangible assets resulting from acquisitions are amortized using the straight-line method over periods not exceeding their remaining estimated useful lives. GAAP requires that intangible assets with estimated useful lives be amortized over their respective estimated useful lives to their residual values, and reviewed for impairment. Acquisition technology intangibles’ net book values are included in capitalized software, net in the accompanying consolidated balance sheets.
Acquisitions
Business acquisitions have been recorded using the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. Where relevant, the fair value of contingent consideration included in an acquisition is calculated using a Monte Carlo simulation. The fair value of merchant relationships and non-compete assets acquired is identified using the Income Approach. The fair value of trade names acquired is identified using the Relief from Royalty Method. The fair value of deferred revenue is identified using the Adjusted Fulfillment Cost Method. After the purchase price has been allocated, goodwill is recorded to the extent the total consideration paid for the acquisition, including the acquisition date fair value of contingent consideration, if any, exceeds the sum of the fair values of the separately identifiable acquired assets and assumed liabilities. Acquisition costs for business combinations are expensed when incurred and recorded in selling general and administrative expenses in the accompanying consolidated statements of operations.
Acquisitions not meeting the accounting criteria to be accounted for as a business combination are accounted for as an asset acquisition. An asset acquisition is recorded at its purchase price, inclusive of acquisition costs, which is allocated among the acquired assets and assumed liabilities based upon their relative fair values at the date of acquisition.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
The operating results of an acquisition are included in the consolidated statements of operations from the date of such acquisition. Acquisitions completed during the year ended September 30, 2018 contributed $24,568 and $1,782 of revenue and net income, respectively, to the results in the Company's consolidated statements of operations for the year then ended.
Goodwill
In accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests goodwill for impairment for each reporting unit on an annual basis, or when events or circumstances indicate the fair value of a reporting unit is below its carrying value.
The Company’s goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. The goodwill generated from the business combinations is primarily related to the value placed on the employee workforce and expected synergies. Goodwill is tested for impairment at least annually in the fourth quarter and between annual tests if there are indicators of impairment that suggest a decline in the fair value of a reporting unit. Judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred. Such changes may include, among others, a significant decline in expected future cash flows, a significant adverse change in the business climate, and unforeseen competition. No goodwill impairment charges were recognized during the years ended September 30, 2018, 2017 and 2016.
The Company has the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. The option of whether or not to perform a qualitative assessment is made annually and may vary by reporting unit. Factors the Company considers in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of the Company’s reporting units, events or changes affecting the composition or carrying amount of the net assets of its reporting units, sustained decrease in its share price, and other relevant entity specific events. If the Company determines not to perform the qualitative assessment or if it determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying value, then the Company performs a quantitative test for that reporting unit. The fair value of each reporting unit is compared to the reporting unit’s carrying value, including goodwill. Subsequent to the adoption on January 1, 2017 of Accounting Standards Update (“ASU”) No. 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment, if the fair value of a reporting unit is less than its carrying value, the Company recognizes an impairment equal to the excess carrying value, not to exceed the total amount of goodwill allocated to that reporting unit.
For a discussion of the estimate methodology and the significance of various inputs, please see the subheading below titled “Use of Estimates.”
The Company has determined that it has nine reporting units. For each of the years ended September 30, 2018,  2017 and 2016 the Company performed a quantitative assessment for each of its reporting units. The Company determined that none of the reporting units were impaired.
Intangible Assets
Intangible assets include acquired merchant relationships, residual buyouts, referral agreements, trademarks, tradenames, website development costs and non-compete agreements. Merchant relationships represent the fair value of customer relationships purchased by the Company. Residual buyouts represent the right to not have to pay a residual to an independent sales agent related to certain future transactions with the agent’s referred merchants. Referral agreements represent the right to exclusively obtain referrals from a partner for their customers' credit card processing services.
The Company amortizes definite lived identifiable intangible assets using a method that reflects the pattern in which the economic benefits of the intangible asset are expected to be consumed or otherwise utilized. The

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
estimated useful lives of the Company’s customer-related intangible assets approximate the expected distribution of cash flows, whether straight-line or accelerated, generated from each asset. The useful lives of contract-based intangible assets are equal to the terms of the agreement.
Management evaluates the remaining useful lives and carrying values of long-lived assets, including definite lived intangible assets, at least annually, or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that a change in the useful life or impairment in value may have occurred. There were no impairment charges during the years ended September 30, 2018, 2017 and 2016.
Income Taxes
i3 Verticals, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from i3 Verticals, LLC based on i3 Verticals, Inc.'s economic interest in i3 Verticals, LLC. i3 Verticals, LLC's members, including the Company, are liable for federal, state and local income taxes based on their share of i3 Verticals, LLC's pass-through taxable income. i3 Verticals, LLC is not a taxable entity for federal income tax purposes, but is subject to and reports entity level tax in both Tennessee and Texas. In addition, certain subsidiaries of i3 Verticals, LLC are corporations that are subject to state and federal income taxes.
The amount provided for state income taxes is based upon the amounts of current and deferred taxes payable or refundable at the date of the consolidated financial statements as a result of all events recognized in the financial statements as measured by the provisions of enacted tax laws.
Under GAAP, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has no uncertain tax positions that qualify for either recognition or disclosure in the consolidated financial statements.
Valuation of Contingent Consideration
On occasion, the Company may have acquisitions which include contingent consideration. Accounting for business combinations requires the Company to estimate the fair value of any contingent purchase consideration at the acquisition date. For a discussion of the estimate methodology and the significance of various inputs, please see the subheading below titled “Use of Estimates.” Changes in estimates regarding the fair value contingent purchase consideration are reflected as adjustments to the related liability and recognized within operating expenses in the consolidated statements of operations. Short and long-term contingent liabilities are presented within accrued expenses and other current liabilities and other long-term liabilities on the Company's consolidated balance sheets, respectively.
Classification of Financial Instruments
The Company classifies certain financial instruments issued as either equity or as liabilities. Determination of classification is based upon the underlying properties of the instrument. See specific discussion regarding the nature of instruments issued, the presentation on the consolidated financial statements and the related valuation method applied in Notes 9, 11, 12, and 13.
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

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
More than 85% of the Company's gross revenue for the years ended September 30, 2018, 2017 and 2016 is derived from volume-based payment processing fees (“discount fees”) and other related fixed transaction or service fees. The remainder is comprised of sales of software licensing subscriptions, ongoing support, and other POS-related solutions the Company provides to its clients directly and through its processing bank relationships.
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
Revenues are also derived from a variety of fixed transaction or service fees, including authorization fees, convenience fees, statement fees, annual fees, and fees for other miscellaneous services, such as handling chargebacks. Revenues derived from service fees are recognized at the time the services are performed and there are no further performance obligations. Revenue from the sale of equipment is recognized upon transfer of ownership and delivery to the customer, after which there are no further performance obligations.
Revenues from sales of the Company’s software licensing subscriptions are recognized when they are realized or realizable and earned. Contractual arrangements are evaluated for indications that multiple element arrangements may exist, including instances where more-than-incidental software deliverables are included. Arrangements may contain multiple elements, such as hardware, software products, maintenance, and professional installation and training services. Revenues are allocated to each element based on the selling price hierarchy. The selling price for a deliverable is based on vendor specific objective evidence of selling price, if available, third party evidence, or estimated selling price. The Company establishes estimated selling price, based on the judgment of the Company's management, considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. In arrangements with multiple elements, the Company determines allocation of the transaction price at inception of the arrangement based on the relative selling price of each unit of accounting.
In multiple element arrangements where more-than-incidental software deliverables are included, the Company applies the residual method to determine the amount of software license revenues to be recognized. Under the residual method, if fair value exists for undelivered elements in a multiple-element arrangement, such fair value of the undelivered elements is deferred with the remaining portion of the arrangement consideration recognized upon delivery of the software license or services arrangement. The Company allocates the fair value of each element of a software-related multiple-element arrangement based upon its fair value as determined by vendor specific objective evidence of selling price, with any remaining amount allocated to the software license. If evidence of the fair value cannot be established for the undelivered elements of a software arrangement, then the entire amount of revenue under the arrangement is deferred until these elements have been delivered or objective evidence can be established. These amounts, if any, are included in deferred revenue in the consolidated balance sheets. Revenues related to software licensing subscriptions, maintenance or other support services with terms greater than one month are recognized ratably over the term of the agreement.
Revenues from sales of the Company’s combined hardware and software element are recognized when they are realized or realizable and earned which has been determined to be upon the delivery of the product. Revenues derived from service fees are recognized at the time the services are performed and there are no further performance obligations. The Company’s training, installation, and repair services are recognized as revenue as these services are performed.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
Deferred revenue represents amounts billed to customers by the Company for services contracts. The initial prepaid contract agreement balance is deferred. The balance is then recognized as the services are provided over the contract term. Deferred revenue that is expected to be recognized as revenue within one year is recorded as short-term deferred revenue and the remaining portion is recorded as other long-term liabilities in the consolidated balance sheets.
Interchange and Network Fees and Other Cost of Services
Interchange and network fees consist primarily of fees that are directly related to discount fee revenue. These include interchange fees paid to issuers and assessment fees payable to card associations, which are a percentage of the processing volume the Company generates from Visa and Mastercard, as well as fees charged by card-issuing banks. Other costs of services include costs directly attributable to processing and bank sponsorship costs, which may not be based on a percentage of volume. These costs also include related costs such as residual payments to sales groups, which are based on a percentage of the net revenues generated from merchant referrals. In certain merchant processing bank relationships the Company is liable for chargebacks against a merchant equal to the volume of the transaction. Losses resulting from chargebacks against a merchant are included in other cost of services on the accompanying consolidated statement of operations. The Company evaluates its risk for such transactions and estimates its potential loss from chargebacks based primarily on historical experience and other relevant factors. The reserve for merchant losses is included within accrued expenses and other current liabilities on the accompanying consolidated balance sheets. The cost of equipment sold is also included in other cost of services. Interchange and other costs of services are recognized at the time the merchant's transactions are processed.
The Company accounts for all governmental taxes associated with revenue transactions on a net basis.
Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred. Advertising expense was $765, $654 and $413 for the years ended September 30, 2018, 2017 and 2016, respectively, and is included in selling, general and administrative expenses in the Consolidated Statements of Operations.
Equity-based Compensation
The Company accounts for grants of equity awards to employees in accordance with ASC 718, Compensation—Stock Compensation. This standard requires compensation expense to be measured based on the estimated fair value of the share-based awards on the date of grant and recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.
Equity-based compensation was $1,567 for the year ended September 30, 2018. There was no equity-based compensation for the years ended September 30, 2017 and 2016.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, the value of purchase consideration paid and identifiable assets acquired and assumed in acquisitions, goodwill and intangible asset impairment review, warrant valuation, revenue recognition for multiple element arrangements, loss reserves, assumptions used in the calculation of equity-based compensation and in the calculation of income taxes, and certain tax assets and liabilities as well as the related valuation allowances. Actual results could differ from those estimates.
Below is a summary of the Company’s critical accounting estimates for which the nature of management’s assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
matters or the susceptibility of such matters to change, and for which the impact of the estimates and assumptions on financial condition or operating performance is material.
Contingent Consideration in Acquisitions
On occasion, the Company may have acquisitions that include contingent consideration. Accounting for business combinations requires the Company to estimate the fair value of any contingent purchase consideration at the acquisition date. Where relevant, the fair value of contingent consideration included in an acquisition is calculated using a Monte Carlo simulation.
The contingent consideration is revalued each period until it is settled. Management reviews the historical and projected performance of each acquisition with contingent consideration and uses an income probability method to revalue the contingent consideration. The revaluation requires management to make certain assumptions and represent management's best estimate at the valuation date. The probabilities are determined based on a management review of the expected likelihood of triggering events that would cause a change in the contingent consideration paid.
Goodwill
The Company tests goodwill for impairment using a fair value approach at least annually, absent some triggering event that would require an interim impairment assessment. Absent any impairment indicators, the Company performs its goodwill impairment testing as of July 1 each year.
Significant estimates and assumptions are used in the Company’s goodwill impairment review and include the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. The Company’s assessment of qualitative factors involves significant judgments about expected future business performance and general market conditions. In a quantitative assessment, the fair value of each reporting unit is determined based on a combination of techniques, including the present value of future cash flows, applicable multiples of competitors and multiples from sales of like businesses, and requires management to make estimates and assumptions regarding discount rates, growth rates and the Company's future long-term business plans. Changes in any of these estimates or assumptions could materially affect the determination of fair value and the associated goodwill impairment charge for each reporting unit.
Warrant Valuation
As of September 30, 2017, there were in the aggregate 1,423,688 of warrants (the “Mezzanine Warrants”) outstanding and exercisable to purchase common units in i3 Verticals, LLC related to the issuance of the Mezzanine Notes. The Mezzanine Warrants were mandatorily redeemable and embody a conditional obligation to redeem the instrument by a transfer of assets. The Mezzanine Warrants were remeasured at each reporting date through the settlement of the instrument and changes in value were reflected in earnings.
The Company used the Black-Scholes option pricing model to determine the fair market value of the Mezzanine Warrants at each reporting period. The option pricing model required the input of highly subjective assumptions, including the estimated enterprise value of the Company, expected term of the warrants, expected volatility, risk-free interest rates and discount for lack of marketability. To determine the fair value of the Mezzanine Warrants, the Company engaged an outside consultant to prepare a valuation of the unit price at each reporting date, using information provided by management and information obtained from private and public sources.
The Company used an expected volatility based on the historical volatilities of a group of guideline companies and estimated a liquidity event in June 2018 to determine the term of the warrants. The risk-free interest rates were obtained from publicly available U.S. Treasury yield curve rates. The discount for lack of marketability, if any, was determined using the Finnerty Model.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
Based on the Company’s analysis, the most highly sensitive input in the Company's option pricing model related to management’s forecasted earnings. For example, if management’s forecasted earnings increased, the Company would have recorded additional losses from the change in fair value of warrant liability. Conversely, if management’s forecasted earnings decreased, the Company would have recorded a gain from change in fair value of warrant liability. Other inputs such as expected volatility and the risk free interest rate had a less material impact of the valuation of the warrant liability.
The change in fair value of the warrant liabilities was an increase of $8,487 and a reduction of $415 and $28 for the years ended September 30, 2018, 2017 and 2016, respectively.
The fair market value of the warrants was $767 as of September 30, 2017. On June 25, 2018, in conjunction with the Reorganization Transactions described in Note 1, all existing Mezzanine Warrants were exercised for common units in i3 Verticals, LLC. See Note 9 for additional discussion of the Mezzanine Warrants.
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (Subtopic 350-40). The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. As a public business entity, the Company is an emerging growth company and has elected to use the extended transition period provided for such companies. As a result, the Company will not be required to adopt this ASU until October 1, 2021. The Company is currently evaluating the impact of the adoption of this principle on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820). The amendments in ASU 2018-13 provide clarification and modify the disclosure requirements on fair value measurement in Topic 820, Fair Value Measurement. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. As a public business entity, the Company is an emerging growth company and has elected to use the extended transition period provided for such companies. As a result, the Company will not be required to adopt this ASU until October 1, 2021. The Company is currently evaluating the impact of the adoption of this principle on the Company’s consolidated financial statements.
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (Topic 718). The amendments in ASU 2018-07 expand the scope of Topic 718, Compensation—Stock Compensation to include share-based payments issued to nonemployees for goods or services. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. As a public business entity, the Company is an emerging growth company and has elected to use the extended transition period provided for such companies. As a result, the Company will not be required to adopt this ASU until October 1, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of ASU No. 2014-09 (defined below). The Company is currently evaluating the impact of the adoption of this principle on the Company’s consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting (Topic 718). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
period. The Company has adopted this standard as of April 1, 2018. There was no impact on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230). The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. As an emerging growth company, the Company will not be required to adopt this ASU until October 1, 2019. The Company has adopted this standard as of July 1, 2018 and has included restricted cash along with the cash and cash equivalents balance for presentation on the consolidated statement of cash flows. The reconciliation between the consolidated balance sheet and the consolidated statements of cash flows is disclosed in the restricted cash section of this footnote.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230). The update clarifies how cash receipts and cash payments in certain transactions are presented and classified in the statement of cash flows. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. As an emerging growth company, the Company will not be required to adopt this ASU until October 1, 2019. The Company has adopted this standard as of July 1, 2018. There was no impact on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718). The update requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the statement of operations. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether a benefit reduces taxes payable in the current period. Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. As a public business entity, the Company is an emerging growth company and has elected to use the extended transition period provided for such companies. As a result, the Company will not be required to adopt this ASU until October 1, 2018. The Company has early adopted this standard as of July 1, 2018. There was no impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU amends the existing guidance by recognizing all leases, including operating leases, with a term longer than twelve months on the balance sheet and disclosing key information about the lease arrangements. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. As a public business entity, the Company is an emerging growth company and has elected to use the extended transition period provided for such companies. As a result, the Company will not be required to adopt this ASU until October 1, 2020. The update requires modified retrospective transition, with the option to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment and elect various practical expedients. The Company is currently evaluating the impact of the adoption of this principle on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (Topic 606) (“ASU No. 2014-09”). The ASU supersedes the revenue recognition requirements in ASC 605. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard, as amended, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. As an emerging growth company, the Company will not be required to adopt this ASU until October 1, 2019. The amendment allows companies to use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company has formed a project team and is currently assessing the impact of the adoption of this principle on the Company’s consolidated financial statements.

3. CREDIT RISK AND OTHER CONCENTRATIONS
The Company places its cash with high credit quality financial institutions which provide Federal Deposit Insurance Corporation insurance. The Company performs periodic evaluations of the relative credit standing of these institutions and does not expect any losses related to such concentrations.
The Company’s revenues are earned by processing transactions for merchant businesses and other institutions under contract with the Company. The Company utilizes the funds settlement services of primarily six processing banks, from which most accounts receivable are remitted monthly.
No single merchant accounted for more than 1.0% of the Company's revenue during the years ended September 30, 2018, 2017 and 2016. The Company believes that the loss of any single merchant would not have a material adverse effect on the Company's financial condition or results of operations.
The Company uses third party payment processors, three of which facilitate more than 10% of our processing revenues for the years ended September 30, 2018, 2017, and 2016.

4. ACQUISITIONS
During the years ended September 30, 2018, 2017 and 2016 the Company acquired the following intangible assets and businesses:
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
During the years ended September 30, 2018 and 2017, the Company purchased $1,567 and $476, respectively, in residual buyouts using a combination of cash on hand and borrowings on the Company's revolving line of credit. The acquired residual buyout intangible assets have an estimated amortization period of two years.
Merchant Relationships Portfolio Purchase
Effective March 31, 2017, the Company acquired a payment portfolio in an asset acquisition. The acquisition was completed to expand the Company’s merchant base. Total purchase consideration was $1,156, including $56 in acquisition-related costs, which was funded using a combination of cash on hand and long-term debt. The purchase consideration of the acquired assets was allocated based on the relative fair values to the merchant relationships intangible asset. The acquired merchant relationships intangible asset has an estimated amortization period of fifteen years.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
Referral Agreements
From time to time, the Company enters into referral agreements with agent banks or other organizations (“referral partner”). Under these agreements, the referral partner exclusively refers its customers to the Company for credit card processing services. Total consideration paid for these agreements in the year ended September 30, 2018 was $815, all of which was settled with cash on hand. Because the Company pays an up-front fee to compensate the referral partner, the amount is treated as an asset acquisition in which the Company has acquired an intangible stream of referrals. This asset is amortized over a straight-line period. The weighted-average amortization period for all intangibles acquired is five years.
2016 Business Combinations
During the year ended September 30, 2016, the Company completed the acquisitions of four businesses, including Axia Payments, LLC, and three additional unrelated businesses which were considered individually immaterial but collectively material.
Axia Payments, LLC
Effective April 1, 2016, the Company acquired certain assets of Axia Payments, LLC (“Axia”), a privately-held company engaged in business similar to the Company. The acquisition was completed to increase the Company's revenue and merchant base and to provide another strategic processing partner. Net purchase consideration was $28,565, which includes $665 of common units issued to the seller and cash payment which was funded using proceeds from the issuance of long-term debt.
The goodwill associated with the acquisition is deductible for tax purposes. The acquired merchant relationships intangible asset has an estimated amortization period of fifteen years. The non-compete agreement and trade name have an amortization period of three years. The weighted-average amortization period for all intangibles acquired is fourteen years.
Acquisition-related costs for Axia were $646 and were expensed as incurred.
Other 2016 Business Combinations
The Company completed the acquisitions of the three other businesses to expand the Company’s revenue within the integrated point-of-sale market and to provide additional service to the Company’s customers. Total purchase consideration for the three acquisitions was $5,857, including $4,377 in cash and revolving line of credit proceeds and $1,480 of contingent cash consideration.
The goodwill associated with the acquisitions of the three other businesses is tax-deductible. The weighted-average amortization period for all intangibles acquired is fourteen years. Acquisition-related costs for the three other businesses amounted to approximately $201 and were expensed as incurred.
Certain provisions in the purchase agreement for one of the three other businesses provided for additional consideration of up to $3,250, in the aggregate, to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreement, through December 2018. The Company determined the acquisition date fair value of the liability for the contingent consideration based on a discounted cash flow analysis. In each subsequent reporting period, the Company reassesses its current estimates of performance relative to the targets and adjusts the contingent liability to its fair value through earnings. See additional disclosures in Note 11.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
Summary of 2016 Business Combinations
The fair values assigned to certain assets and liabilities assumed, as of the acquisition dates, during the year ended September 30, 2016 were as follows:

	Axia	Other	Total
Cash and cash equivalents	$—	$4	$4
Inventories	—	104	104
Property and equipment	—	67	67
Capitalized software	10	378	388
Acquired merchant relationships	15,100	1,833	16,933
Non-compete agreements	20	98	118
Trade name	1,300	95	1,395
Goodwill	12,089	3,776	15,865
Other assets	46	59	105
Total assets acquired	28,565	6,414	34,979

Deferred revenue, current	—	557	557
Net assets acquired	$28,565	$5,857	$34,422

2017 Business Combinations
During the year ended September 30, 2017, the Company completed the acquisitions of three businesses, including Fairway Payments, LLC, and two additional unrelated businesses which were considered individually immaterial but collectively material.
Fairway Payments, LLC
Effective August 1, 2017, the Company acquired certain assets and assumed certain liabilities of Fairway Payments, LLC (“Fairway”), a privately-held company engaged in business similar to the Company. The acquisition was completed to add independent software vendor distribution partners, to increase the Company's presence in the healthcare and non-profit verticals and to provide another vendor for the Company's payment processing services. Net purchase consideration was $39,275, which includes $275 of common units issued to the seller and cash payment which was funded using proceeds from the issuance of long-term debt and from proceeds from the issuance of Class A units in i3 Verticals, LLC.
The goodwill associated with the acquisition is not deductible for tax purposes. The acquired relationships contracts intangible asset has an estimated amortization period of fifteen years. The non-compete agreement and trade name have an amortization period of three years. The weighted-average amortization period for all intangibles acquired is fifteen years.
Acquisition-related costs for Fairway were $284 and were expensed as incurred.
Fairway had a defined benefit pension plan (“Fairway Defined Benefit Plan”). The Fairway Defined Benefit Plan was frozen as of the date of acquisition and, per the terms of the agreement, the funding obligation of the plan is the sole responsibility of the selling party. Accordingly, the Company has not recorded a liability for the Fairway Defined Benefit Plan.
Other 2017 Business Combinations
The Company completed the acquisitions of the two other businesses to expand the Company’s merchant base and to provide additional service to the Company’s customers. Total purchase consideration for the two

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
acquisitions was $6,396, including $5,175 in cash and revolving line of credit proceeds and $1,221 of contingent cash consideration.
The goodwill associated with the acquisitions of the two other businesses is tax-deductible. The weighted-average amortization period for all intangibles acquired is fifteen years. Acquisition-related costs for the two other businesses amounted to approximately $184 and were expensed as incurred.
Certain provisions in the purchase agreement for one of the two other businesses provided for additional consideration of up to $4,700, in the aggregate, to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreement, through December 2019. The Company determined the acquisition date fair value of the liability for the contingent consideration based on a discounted cash flow analysis. In each subsequent reporting period, the Company reassesses its current estimates of performance relative to the targets and adjusts the contingent liability to its fair value through earnings. See additional disclosures in Note 11.
Summary of 2017 Business Combinations
The fair values assigned to certain assets and liabilities assumed, as of the acquisition dates, during the year ended September 30, 2017 were as follows:

	Fairway	Other	Total
Accounts receivable	$—	$30	$30
Inventories	—	15	15
Prepaid expenses and other current assets	226	—	226
Property and equipment	5	57	62
Acquired merchant relationships	19,200	2,160	21,360
Non-compete agreements	40	40	80
Trade name	500	—	500
Goodwill	19,309	4,152	23,461
Total assets acquired	39,280	6,454	45,734

Deferred rent	5	—	5
Deferred revenue, current	—	58	58
Net assets acquired	$39,275	$6,396	$45,671

2018 Business Combinations
During the year ended September 30, 2018, the Company completed the acquisitions of four businesses, including San Diego Cash Register Company, Inc., and three additional unrelated businesses which were considered individually immaterial but collectively material.
Purchase of San Diego Cash Register Company, Inc.
On October 31, 2017, the Company closed an agreement to purchase all of the outstanding stock of San Diego Cash Register Company, Inc. (“SDCR, Inc.”). The acquisition was completed to expand the Company's revenue within the integrated POS market. Total purchase consideration was $20,834, which includes $104 of common units in i3 Verticals, LLC issued to the seller. The acquisition was funded using $20,000 in proceeds from

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
the issuance of long-term debt from the Senior Secured Credit Facility (as defined in Note 9) and $730 of contingent cash consideration.
The goodwill associated with the acquisition is not deductible for tax purposes. The acquired merchant relationships intangible asset has an estimated amortization period of twelve years. The non-compete agreement and trade name have an amortization period of two and five years, respectively. The weighted-average amortization period for all intangibles acquired is eleven years.
Acquisition-related costs for SDCR, Inc. were $293 and were expensed as incurred.
Certain provisions in the purchase agreement provide for additional consideration of up to $2,400, in the aggregate, to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreement, through October 2019. The Company determined the acquisition date fair value of the liability for the contingent consideration based on a discounted cash flow analysis. In each subsequent reporting period the Company reassesses its current estimates of performance relative to the targets and adjusts the contingent liability to its fair value through earnings. See additional disclosures in Note 11.
Other 2018 Business Combinations
The Company completed the acquisitions of the three other businesses to expand the Company's merchant base. Total purchase consideration for the three acquisitions was $15,604, including $13,700 in cash and revolving line of credit proceeds, $550 of restricted Class A common stock and $1,354 of contingent cash consideration. The purchase price allocations assigned for certain of these acquisitions are preliminary.
The goodwill associated with the acquisitions of the three other businesses is deductible for tax purposes. The acquired merchant relationships intangible assets have estimated amortization periods of between twelve and fifteen years. The exclusivity agreement acquired has an estimated amortization period of ten years. The non-compete agreements and trade name have weighted-average amortization periods of five years. The weighted-average amortization period for all intangibles acquired is twelve years.
Acquisition-related costs for the three other businesses amounted to approximately $233 and were expensed as incurred.
Certain provisions in the purchase agreements for the three other businesses provide for additional consideration of up to $11,800, in the aggregate, to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreements, through no later than January 2020. The Company determined the acquisition date fair values of the liabilities for the contingent consideration based on discounted cash flow analyses. In each subsequent reporting period, the Company will reassess its current estimates of performance relative to the targets and adjust the contingent liabilities to their fair values through earnings. See additional disclosures in Note 11.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
Summary of 2018 Business Combinations
The fair values assigned to certain assets and liabilities assumed, as of the acquisition dates, during the year ended September 30, 2018 were as follows:

	SDCR, Inc.	Other	Total
Cash and cash equivalents	$1,338	$—	$1,338
Accounts receivable	1,008	—	1,008
Settlement assets	—	350	350
Related party receivable	773	—	773
Inventories	1,318	—	1,318
Prepaid expenses and other current assets	1,176	8	1,184
Property and equipment	69	58	127
Capitalized software	—	200	200
Acquired merchant relationships	5,500	5,100	10,600
Exclusivity Agreements	—	100	100
Non-compete agreements	40	1,440	1,480
Trade name	1,340	200	1,540
Goodwill	16,523	8,914	25,437
Other assets	—	4	4
Total assets acquired	29,085	16,374	45,459

Accounts payable	1,342	—	1,342
Accrued expenses and other current liabilities	3,123	431	3,554
Settlement obligations	—	350	350
Deferred revenue, current	2,029	190	2,219
Other long-term liabilities	1,757	—	1,757
Net assets acquired	$20,834	$15,403	$36,237
Pro Forma Results of Operations for 2018 Business Combinations
The following unaudited supplemental pro forma results of operations have been prepared as though each of the acquired businesses in the year ended September 30, 2018 had occurred on October 1, 2016. Pro forma adjustments were made to reflect the impact of depreciation and amortization, changes to executive compensation and the revised debt load, all in accordance with ASC 805. This supplemental pro forma information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made on these dates, or of results of operations that may occur in the future.

	Year ended September 30,
	2018	2017
Revenue	$355,015	$314,172
Net income (loss)	$(4,501)	$5,217

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
5. PROPERTY AND EQUIPMENT, NET
A summary of the Company's property and equipment as of September 30, 2018 and 2017 is as follows:

	Estimated Useful Life	2018	2017
Computer equipment and software	2 to 3 years	$636	$484
Furniture and fixtures	2 to 7 years	1,299	719
Terminals	2 to 3 years	588	991
Office equipment	2 to 5 years	107	87
Automobiles	3 years	114	56
Leasehold improvements	2 to 7 years	1,506	429
Accumulated depreciation		(1,292)	(1,346)
Property and equipment, net		$2,958	$1,420
Depreciation expense for the years ended September 30, 2018, 2017 and 2016 amounted to $802, $875 and $648, respectively.

6. CAPITALIZED SOFTWARE, NET
A summary of the Company's capitalized software as of September 30, 2018 and 2017 is as follows:

	Estimated Useful Life	2018	2017
Software development costs	1 to 3 years	$6,021	$4,846
Development in progress		389	1,125
Accumulated amortization		(3,038)	(2,193)
Capitalized software, net		$3,372	$3,778
The Company capitalized software development costs (including acquisitions) totaling $1,292 and $1,452 during the years ended September 30, 2018 and 2017, respectively. Amortization expense for capitalized software development costs amounted to $1,696, $1,541 and $1,223 during the years ended September 30, 2018, 2017 and 2016, respectively.

7. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill are as follows:

	Merchant Services	Proprietary Software and Payments	Other	Total
Balance at September 30, 2016 (net of accumulated impairment losses of $11,458, $0 and $0, respectively)	$26,553	$8,503	$—	$35,056
Goodwill attributable to 2017 acquisitions	22,620	841	—	23,461
Balance at September 30, 2017	49,173	9,344	—	58,517
Goodwill attributable to 2018 acquisitions	20,493	4,944	—	25,437
Balance at September 30, 2018	$69,666	$14,288	$—	$83,954

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
Intangible assets consisted of the following as of September 30, 2018:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Merchant relationships	$94,791	$(34,086)	$60,705	15 years – accelerated or straight-line
Non-compete agreements	1,890	(561)	1,329	2 to 5 years – straight-line
Website development costs	18	(14)	4	3 years – straight-line
Trade names	3,717	(1,850)	1,867	2 to 5 years – straight-line
Residual buyouts	2,043	(773)	1,270	2 years – straight-line
Referral and exclusivity agreements	915	(99)	816	1 to 10 years – straight-line
Total finite-lived intangible assets	103,374	(37,383)	65,991

Indefinite-lived intangible assets:
Trademarks	32	—	32
Total identifiable intangible assets	$103,406	$(37,383)	$66,023

Intangible assets consisted of the following as of September 30, 2017:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Merchant relationships	$84,191	$(26,855)	$57,336	15 years – accelerated or straight-line
Non-compete agreements	446	(276)	170	2 to 3 years – straight-line
Website development costs	46	(33)	13	3 years – straight-line
Trade names	2,202	(922)	1,280	2 to 5 years – straight-line
Residual buyouts	476	(44)	432	2 years – straight-line
Total finite-lived intangible assets	87,361	(28,130)	59,231

Indefinite-lived intangible assets:
Trademarks	28	—	28
Total identifiable intangible assets	87,389	(28,130)	59,259

Amortization expense for intangible assets amounted to $9,341, $7,669 and $8,027 during the years ended September 30, 2018, 2017 and 2016, respectively.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
Based on gross carrying amounts at September 30, 2018, the Company's estimate of future amortization expense for intangible assets are presented in the table below.

2019	$8,715
2020	7,039
2021	6,051
2022	5,712
2023	4,908
Thereafter	33,566
$65,991

8. ACCRUED EXPENSES AND OTHER LIABILITIES
A summary of the Company's accrued expenses and other current liabilities as of September 30, 2018 and 2017 is as follows:

	2018	2017
Accrued wages, bonuses, commissions and vacation	$1,975	$1,298
Accrued interest	75	529
Accrued contingent consideration --- current portion	3,813	2,229
Tax receivable agreement liability --- current portion	25	—
Accrued tax liabilities	836	42
Customer deposits	1,333	—
Other current liabilities	3,481	2,608
Accrued expenses and other current liabilities	$11,538	$6,706

A summary of the Company's long-term liabilities as of September 30, 2018 and 2017 is as follows:

	2018	2017
Accrued contingent consideration --- long-term portion	$2,186	$1,111
Warrant liabilities	—	767
Tax receivable agreement liability --- long-term	791	—
Deferred tax liability --- long-term	1,100	—
Other long-term liabilities	649	187
Total other long-term liabilities	$4,726	$2,065

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
9. LONG-TERM DEBT, NET
A summary of long-term debt, net as of September 30, 2018 and September 30, 2017 is as follows:

	Maturity	2018	2017
Notes payable to Mezzanine Lenders	November 29, 2020	$—	$10,500
Unsecured notes payable to related and unrelated creditors	February 14, 2019	—	16,108
Term loans to bank under the 2016 Senior Secured Credit Facility	April 29, 2020	—	14,000
Revolving lines of credit to banks under the 2016 Senior Secured Credit Facility	April 29, 2020	—	71,600
Term loans to bank under the Senior Secured Credit Facility	October 30, 2022	35,000	—
Revolving lines of credit to banks under the Senior Secured Credit Facility	October 30, 2022	3,250	—
Debt issuance costs, net		(1,474)	(1,372)
Total long-term debt, net of issuance costs		36,776	110,836
Less current portion of long-term debt		(5,000)	(4,000)
Long-term debt, net of current portion		$31,776	$106,836
Term loans payable to banks and revolving lines of credit payable to banks
In April and July 2016, the Company amended its existing syndicated credit facility (the “2016 Senior Secured Credit Facility”) with certain banks. The 2016 Senior Secured Credit Facility consisted of term loans in the principal amount of $19,000 and an $80,000 revolving line of credit. The 2016 Senior Secured Credit Facility accrued interest, payable monthly, at the prime rate plus a margin of 0.50% to 2.00% (1.50% as of September 30, 2017) or at the 30-day LIBOR rate plus a margin of 3.50% to 5.00% (4.50% as of September 30, 2017), in each case depending on the Company's ratio of consolidated debt-to-EBITDA, as defined in the agreement. Additionally, the 2016 Senior Secured Credit Facility required the Company to pay unused commitment fees of up to 0.30% (0.30% as of September 30, 2017) on any undrawn amounts under the revolving line of credit. Through the April and July 2016 amendments, the maturity date of the 2016 Senior Secured Credit Facility was extended to April 29, 2020. The amendments were accounted for as a modification under the guidance at ASC 470-50, Debt — Modifications and Extinguishments (“ASC 470-50”). Principal payments of $1,000 were due on the last day of each calendar quarter until the maturity date, when all outstanding principal and accrued and unpaid interest was due. At September 30, 2017, there was $8,400 available for borrowing under the revolving line of credit.
The 2016 Senior Secured Credit Facility was amended in July 2017 to enable the purchase of Fairway and to amend certain covenant requirements.
The 2016 Senior Secured Credit Facility was secured by substantially all assets of the Company. The lenders under the 2016 Senior Secured Credit Facility held senior rights to collateral and principal repayment over all other creditors.
The provisions of the 2016 Senior Secured Credit Facility placed certain restrictions and limitations upon the Company. These included, among others, restrictions on liens, investments, indebtedness, fundamental changes and dispositions; maintenance of certain financial ratios; and certain non-financial covenants pertaining to the activities of the Company during the period covered. The Company was in compliance with such covenants as of September 30, 2017. In addition, the 2016 Senior Secured Credit Facility restricted the Company's ability to make dividends or other distributions to the holders of the Company's equity. The Company was permitted to (i) make distributions to the holders of the Company's equity in order to pay taxes incurred by owners of equity in i3 Verticals, LLC by reason of such ownership, (ii) move intercompany cash between subsidiaries that were joined to the 2016 Senior Secured Credit Facility, (iii) repurchase equity from employees, directors, officers or consultants after an initial public offering of the Company's equity in an aggregate total not to exceed $1.50 million per year,

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
and (iv) make other dividends or distributions in an aggregate amount not to exceed 5% of the net cash proceeds received from any additional common equity issuance after an initial public offering. The Company was also permitted to make noncash dividends in the form of additional equity issuances. All other forms of dividends or distributions were prohibited under the 2016 Senior Secured Credit Facility.
The 2016 Senior Secured Credit Facility was modified on October 30, 2017 and replaced by a new credit agreement (the “Senior Secured Credit Facility”), as discussed below.
Senior Secured Credit Facility
On October 30, 2017, the Company replaced its existing credit facility with the Senior Secured Credit Facility. The Company concluded that the Senior Secured Credit Facility should be accounted for as a debt modification based on the guidance in ASC 470-50. The Senior Secured Credit Facility consists of term loans in the original principal amount of $40,000 and a $110,000 revolving line of credit. The Senior Secured Credit Facility accrues interest, payable monthly, at the prime rate plus a margin of 0.50% to 2.00% (0.50% as of September 30, 2018) or at the 30-day LIBOR rate plus a margin of 2.75% to 4.00% (2.75% as of September 30, 2018), in each case depending on the ratio of consolidated debt-to-EBITDA, as defined in the agreement. Additionally, the Senior Secured Credit Facility requires the Company to pay unused commitment fees of up to 0.15% to 0.30% (0.15% as of September 30, 2018) on any undrawn amounts under the revolving line of credit. The maturity date of the Senior Secured Credit Facility is October 30, 2022. Principal payments of $1,250 are due on the last day of each calendar quarter until the maturity date, when all outstanding principal and accrued and unpaid interest are due. At September 30, 2018, there was $106,750 available for borrowing under the revolving line of credit.
The Senior Secured Credit Facility is secured by substantially all assets of the Company. The lenders under the Senior Secured Credit Facility hold senior rights to collateral and principal repayment over all other creditors.
The provisions of the Senior Secured Credit Facility place certain restrictions and limitations upon the Company. These include, among others, restrictions on liens, investments, indebtedness, fundamental changes and dispositions; maintenance of certain financial ratios; and certain non-financial covenants pertaining to the activities of the Company during the period covered. The Company was in compliance with such covenants as of September 30, 2018. In addition, the Senior Secured Credit Facility restricts the Company's ability to make dividends or other distributions to the holders of the Company's equity. The Company is permitted to (i) make cash distributions to the holders of the Company's equity in order to pay taxes incurred by owners of equity in i3 Verticals, LLC, by reason of such ownership, (ii) move intercompany cash between subsidiaries that are joined to the Senior Secured Credit Facility, (iii) repurchase equity from employees, directors, officers or consultants after the Reorganization Transactions in an aggregate amount not to exceed $1,500 per year, and (iv) make other dividends or distributions in an aggregate amount not to exceed 5% of the net cash proceeds received from any additional common equity issuance after the IPO. The Company is also permitted to make non-cash dividends in the form of additional equity issuances. All other forms of dividends or distributions are prohibited under the Senior Secured Credit Facility.
Notes to Mezzanine Lenders
During 2013, the Company issued notes payable in the aggregate principal amount of $10,500 (the “Mezzanine Notes”) to three creditors. The Mezzanine Notes accrued interest at a fixed rate of 12.0%, payable monthly, and initially were due to mature in February 2018. In April 2016, the Mezzanine Notes were amended and restated and the maturity dates were extended to November 29, 2020, when all outstanding principal and accrued and unpaid interest was due. The amendment was accounted for as a modification under the guidance at ASC 470-50. The Mezzanine Notes were secured by substantially all assets of the Company in accordance with the terms of a security agreement and were subordinate to the Senior Secured Credit Facility.
The provisions of the Mezzanine Notes placed certain restrictions and limitations upon the Company. These included restrictions on additional borrowings, capital expenditures, maintenance of certain financial ratios, and certain non-financial covenants pertaining to the activities of the Company during the period covered. The

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
Company was in compliance with such covenants as of September 30, 2017. The Mezzanine Lenders participated in the July 2017 Class A unit offerings (see Note 13).
In June 2018, all of the outstanding aggregate principal balance and accrued interest on the Mezzanine Notes was repaid with proceeds from the Company’s IPO. As part of the extinguishment of the Mezzanine Notes, $78 of unamortized debt issuance costs were written off.
Mezzanine Warrants
In connection with the issuance of the Mezzanine Notes, the Company granted the Mezzanine Warrants to purchase 1,423,688 common units in i3 Verticals, LLC. The Mezzanine Warrants were determined to have no material value as of the grant date. The intrinsic value of the Mezzanine Warrants was $767 as of September 30, 2017, and they had an exercise price of $0.01. On June 25, 2018, in conjunction with the Reorganization Transactions described in Note 1, all existing Mezzanine Warrants were exercised for common units in i3 Verticals, LLC. The intrinsic value of the Mezzanine Warrants at that date was $9,241. The change in the fair market value of the warrants for the year ended September 30, 2018 is reflected within the consolidated statement of operations.
Unsecured notes payable to related and unrelated creditors
During 2014, the Company issued the Junior Subordinated Notes in the aggregate principal amount of $17,608 to unrelated and related creditors. The Junior Subordinated Notes accrued interest, payable monthly, at a fixed rate of 10.0% and were due to mature on February 14, 2019, when all outstanding principal and accrued and unpaid interest was due. However, the unsecured notes were subordinate to the Mezzanine Notes and the Senior Secured Credit Facility, which both had maturities beyond the Junior Subordinated Notes, and the provisions of the Mezzanine Notes and Senior Secured Credit Facility did not permit the payment of any subordinated debt prior to its maturity. Should the Junior Subordinated Notes have reached maturity and the terms of the Mezzanine Notes and Senior Secured Credit Facility remained in place, the term of the Junior Subordinated Notes would have been extended until after the maturity of the Mezzanine Notes and Senior Secured Credit Facility, in accordance with the terms of the Junior Subordinated Notes.
In connection with the issuance of the Junior Subordinated Notes, the Company granted detachable warrants (“Junior Subordinated Notes Warrants”) to purchase 1,433,920 common units in i3 Verticals, LLC. Management determined that the warrants had no material value as of the grant date, and none of the proceeds from the notes was attributed to the warrants. The warrants are accounted for as equity. See additional disclosures in Note 13.
In July 2017, $500 of the Junior Subordinated Notes were retired and exchanged for 148 Class A units of the Company. The fair value of the Class A units issued approximated the carrying amount of the Junior Subordinated Notes, so no extinguishment gain or loss was recognized. See additional disclosures in Note 13 and Note 15.
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
Debt issuance costs
During the years ended September 30, 2018 and 2017, the Company incurred debt issuance costs totaling $1,170 and $254, respectively, in connection with the issuance of long-term debt. The debt issuance costs are being amortized over the related term of the debt using the straight-line method and are presented net against long-term debt in the consolidated balance sheets. As part of the April 2016 amendment to the 2016 Senior Secured Credit Facility, the Company expensed a nominal amount of unamortized debt issuance costs related to

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
the exit of a participating bank from the 2016 Senior Secured Credit Facility. The amortization of deferred debt issuance costs is included in interest expense and amounted to approximately $1,072, $453 and $443 during the years ended September 30, 2018, 2017 and 2016, respectively.

10. INCOME TAXES
i3 Verticals, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from i3 Verticals, LLC based on i3 Verticals, Inc.'s economic interest in i3 Verticals, LLC. i3 Verticals, LLC's members, including the Company, are liable for federal, state and local income taxes based on their share of i3 Verticals, LLC's pass-through taxable income. i3 Verticals, LLC is not a taxable entity for federal income tax purposes, but is subject to and reports entity level tax in both Tennessee and Texas. In addition, certain subsidiaries of i3 Verticals, LLC are corporations that are subject to state and federal income taxes.
As of September 30, 2018 and 2017, the Company had accrued no interest and no penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

	Year ended September 30,
	2018	2017	2016
Current:
Federal tax expense	$668	$—	$—
State tax expense	351	121	246
Deferred
Federal tax (benefit)	(685)	—	—
State tax expense (benefit)	3	56	(3)
Income tax expense	$337	$177	$243

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
A reconciliation of income tax expense from operations computed at the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended September 30,
	2018		2017		2016
Expected U.S. federal income taxes at statutory rate	$(1,139)	24.6%	$370	34.3%	$(629)	34.0%
Partnership income not taxed at federal level	294	(6.4)%	(1,352)	(125.3)%	(3,103)	167.7%
Valuation allowance	965	(20.9)%	914	84.7%	3,679	(198.9)%
State and local income taxes, net of federal benefit	295	(6.4)%	177	16.4%	244	(13.2)%
Nondeductible expenses	398	(8.6)%	67	6.2%	47	(2.5)%
Federal tax rate change	(471)	10.2%	—	—%	—	—%
Other	(5)	0.1%	1	0.1%	5	(0.3)%
Income tax expense	$337	(7.3)%	$177	16.4%	$243	(13.1)%

Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities. Net deferred taxes as of September 30, 2018 and 2017 were as follows:

	September 30,
	2018	2017
Deferred tax assets:
Investment in partnership	$21,958	$—
Stock-based compensation	186	—
Tax Receivable Agreement	193	—
Deferred revenue	571	—
Accrued expenses	29	3
Intangible assets	—	68
Net operating loss carryforwards	103	94
Other	33	10
Gross deferred tax assets	23,073	175
Valuation allowance	(21,360)	(93)

Deferred tax liabilities:
Intangible assets	$(1,656)	$—
Other	(5)	(4)
Net deferred tax asset	$52	$78

Federal and state net operating loss carryforwards for the Company were $27,061 as of September 30, 2018 and will expire between years 2027 and 2038. The net operating loss carryforwards are included in Other assets within the Consolidated Balance Sheets. The use of these federal and state net operating losses is limited to the future taxable income of separate legal entities. Based on expectations of future taxable income, management believes that it is more likely than not that the results of operations for certain separate legal entities will not

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
generate sufficient taxable income to realize portions of these net operating loss benefits. As a result, a valuation allowance has been provided for the loss carryforwards for these specific legal entities.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. The new legislation contains several key tax provisions, including the reduction of the federal corporate income tax rate to 21% effective January 1, 2018, as well as a variety of other changes, including limitation of the tax deductibility of interest expense, acceleration of expensing of certain business assets and reductions in the amount of executive pay that could qualify as a tax deduction. The Company is assessing the impact of the enacted tax law on its business and its consolidated financial statements and recorded a provisional discrete tax benefit related to the re-measurement of its deferred tax assets and liabilities at SDCR, Inc. of $471 for the reduced federal tax rates during the year ended September 30, 2018.
Tax Receivable Agreement
On June 25, 2018, the Company entered into a Tax Receivable Agreement with i3 Verticals, LLC and each of the Continuing Equity Owners (the “Tax Receivable Agreement”) that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that it actually realizes, or in some circumstances, is deemed to realize in its tax reporting, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of Common Units of i3 Verticals, LLC for Class A common stock of i3 Verticals, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. These tax benefit payments are not conditioned upon one or more of the Continuing Equity Owners maintaining a continued ownership interest in i3 Verticals, LLC. If a Continuing Equity Owner transfers Common Units but does not assign to the transferee of such units its rights under the Tax Receivable Agreement, such Continuing Equity Owner generally will continue to be entitled to receive payments under the Tax Receivable Agreement arising in respect of a subsequent exchange of such Common Units. In general, the Continuing Equity Owners’ rights under the Tax Receivable Agreement may not be assigned, sold, pledged or otherwise alienated to any person, other than certain permitted transferees, without (a) the Company's prior written consent, which should not be unreasonably withheld, conditioned or delayed, and (b) such persons becoming a party to the Tax Receivable Agreement and agreeing to succeed to the applicable Continuing Equity Owner’s interest therein. The Company expects to benefit from the remaining 15% of the tax benefits, if any, that the Company may realize.
During the year ended September 30, 2018, in conjunction with the Company's IPO, i3 Verticals, Inc. purchased Class B common stock from a Continuing Equity Owner for $4,635. This transaction triggered an increase in the tax basis of the Company's Common Units in i3 Verticals, LLC subject to the provisions of the Tax Receivable Agreement. The Company recognized a deferred tax asset in the amount of $960 and a corresponding liability of $816, representing 85% of the tax benefits due to the Continuing Equity Owners related to exchanges in the year ended September 30, 2018.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
11. FAIR VALUE MEASUREMENTS
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
The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, settlement assets and obligations, accounts receivable, other assets, accounts payable, and accrued expenses, approximated their fair values as of September 30, 2018 and 2017, because of the relatively short maturity dates on these instruments. The carrying amount of debt approximates fair value as of September 30, 2018 and 2017, because interest rates on these instruments approximate market interest rates.
The Company has no Level 1 or Level 2 financial instruments. The following tables present the changes in the Company's Level 3 financial instruments that are measured at fair value on a recurring basis.

	Mezzanine Warrants	Accrued Contingent Consideration
Balance at September 30, 2016	$1,182	$5,537
Change in the fair value of warrant liabilities, included in Other expenses	(415)	—
Contingent consideration accrued at time of business combination	—	1,221
Change in fair value of contingent consideration included in Operating expenses	—	(218)
Contingent consideration paid	—	(3,200)
Balance at September 30, 2017	$767	$3,340

Change in the fair value of warrant liabilities, included in Other expenses	8,487	—
Exercise of warrant liabilities into Common Units	(9,254)	—
Contingent consideration accrued at time of business combination	—	1,877
Change in fair value of contingent consideration included in Operating expenses	—	3,851
Contingent consideration paid	—	(3,069)
Balance at September 30, 2018	$—	$5,999
Approximately $3,813 and $2,229 of contingent consideration was recorded in accrued expenses and other current liabilities as of September 30, 2018 and 2017, respectively. Approximately $2,186 and $1,111 of contingent consideration was recorded in other long-term liabilities as of September 30, 2018 and 2017, respectively.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
12. EQUITY-BASED COMPENSATION
A summary of equity-based compensation expense recognized during the years ended September 30, 2018, 2017 and 2016 is as follows:

	Year ended September 30,
	2018	2017	2016
TRA non-participation compensatory shares	$741	$—	$—
Stock options	826	—	—
Equity-based compensation expense	$1,567	$—	$—
Amounts are included in general and administrative expense on the consolidated statements of operations. No income tax benefits were recognized related to equity-based compensation during the years ended September 30, 2018, 2017, and 2016.
TRA Non-Participation Compensatory Shares
On June 25, 2018, the Company entered into the Tax Receivable Agreement as described in Note 10. The Former Equity Owners did not participate in the Tax Receivable Agreement. Therefore, as part of the Reorganization Transactions, the Class B common units held by the Former Equity Owners were converted into shares of Class A common stock based on a conversion ratio that provided an equitable adjustment to reflect the full value of the Class B common units. For employees who are Former Equity Owners, this arrangement was a modification under ASC 718. The Company recognized stock-based compensation expense of $741 as part of the Reorganization Transactions as a result of this conversion.
Stock Options
In May 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) under which the Company may grant up to 3,500,000 stock options and other equity-based awards to employees, directors and officers. The number of shares of Class A common stock available for issuance under the 2018 Plan includes an annual increase on the first day of each year, beginning with the 2019 calendar year, equal to 4.0% of the outstanding shares of all classes of the Company's common stock as of the last day of the immediately preceding calendar year, unless the Company’s board of directors determines prior to the last trading day of December of the immediately preceding calendar year that the increase shall be less than 4%. In connection with the IPO, the Company granted 2,045,000 stock options to its directors and certain employees. The stock options were granted with an exercise price of $13.00 per share and vest ratably over a three year period.
The fair value of stock option awards was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

Expected volatility(1)	26.2%
Expected dividend yield(2)	—%
Expected term(3)	6 years
Risk-free interest rate(4)	2.8%
_________________
1.Expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.
2.The Company has assumed a dividend yield of zero as management has no plans to declare dividends in the foreseeable future.
3.Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.
4.The risk-free rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
A summary of stock option activity for the year ended September 30, 2018 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	—	$—
Granted	2,143,500	13.13
Exercised	—	—
Forfeited	(5,000)	13.00
Outstanding at end of period	2,138,500	$13.13
The weighted-average grant date fair value of stock options granted during the year ended September 30, 2018 was $4.17. As of September 30, 2018, there were 2,138,500 stock options outstanding, of which none were exercisable. As of September 30, 2018, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $8,100, which is expected to be recognized over a weighted-average period of 2.7 years.

13. STOCKHOLDERS' / MEMBERS' EQUITY AND REDEEMABLE CLASS A UNITS
In connection with the Company’s IPO, the Company’s board of directors approved an amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”), which became effective on June 25, 2018. The Amended and Restated Certificate of Incorporation authorizes the issuance of up to 150,000,000 shares of Class A common stock, up to 40,000,000 shares of Class B common stock and 10,000,000 shares of preferred stock, each having a par value of $0.0001 per share. Shares of Class A common stock have both economic and voting rights. Shares of Class B common stock have no economic rights, but do have voting rights. Holders of shares of Class A common stock and Class B common stock are entitled to one vote per share on all matters presented to stockholders generally. The Company’s board of directors has the discretion to determine the rights, preferences, privileges, and restrictions of any series of preferred stock.
On June 25, 2018, the Company completed the IPO of 7,647,500 shares of its Class A common stock. In connection with the IPO, the Company and i3 Verticals, LLC completed the Reorganization Transactions, pursuant to which all outstanding vested and non-vested Class A units, Class P units and common units were converted into new Common Units. Former Equity Owners' Common Units were converted into newly issued shares of Class A common stock. Continuing Equity Owners received newly issued shares of Class B common stock. For further descriptions of the IPO and Reorganization Transactions, see Note 1.
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
The Amended and Restated Certificate of Incorporation and the i3 Verticals, LLC Limited Liability Company Agreement discussed above require i3 Verticals, LLC and the Company, at all times, to maintain (i) a one-to-one ratio between the number of shares of Class A common stock issued by the Company and the number of Common Units owned by the Company and (ii) a one-to-one ratio between the number of shares of Class B common stock owned by the Continuing Equity Owners and the number of Common Units owned by the Continuing Equity Owners (other than shares of the Company's Class A common stock under unvested options the Company issues, treasury stock and preferred stock (the “Excluded Common Units”)). The Company may issue shares of Class B common stock only to the extent necessary to maintain the one-to-one ratio between the

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
number of Common Units of i3 Verticals, LLC held by the Continuing Equity Owners (other than the Excluded Common Units) and the number of shares of Class B common stock issued to the Continuing Equity Owners. Shares of Class B common stock are transferable only together with an equal number of Common Units of i3 Verticals, LLC. Only permitted transferees of Common Units held by the Continuing Equity Owners will be permitted transferees of Class B common stock.
The Continuing Equity Owners may from time to time at each of their options (subject, in certain circumstances, to time-based vesting requirements) require i3 Verticals, LLC to redeem all or a portion of their Common Units in exchange for, at i3 Verticals, LLC’s election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Common Unit redeemed, in each case in accordance with the terms of the i3 Verticals, LLC Limited Liability Company Agreement; provided that, at the Company’s election, the Company may effect a direct exchange of such Class A common stock or such cash, as applicable, for such Common Units. The Continuing Equity Owners may exercise such redemption right for as long as their Common Units remain outstanding. Simultaneously with the payment of cash or shares of Class A common stock, as applicable, in connection with a redemption or exchange of Common Units pursuant to the terms of the i3 Verticals, LLC Limited Liability Company Agreement, a number of shares of the Company's Class B common stock registered in the name of the redeeming or exchanging Continuing Equity Owner will be canceled for no consideration on a one-for-one basis with the number of Common Units so redeemed or exchanged.
Redeemable Class A Units
Prior to the Company's recapitalization, as of September 30, 2017, there were 4,900,000 redeemable Class A units issued and outstanding. Upon receipt of a redemption request following the termination of employment of the current Chief Executive Officer of the Company (the redemption event), the Company was required to redeem all of the outstanding redeemable Class A units held by certain members. The redemption price of the redeemable Class A units was equal to the greater of (i) the fair value of the redeemable Class A unit or (ii) original issue price per redeemable Class A unit plus any preferred returns through the date of the redemption request.
Holders of redeemable Class A units had preferred return rights in preference to any declaration or distribution to holders of Class P units or common units, and equal to other Class A units. Preferred returns on the redeemable Class A units accrued at an amount equal to 10.0% per unit per annum of the original issue price, compounded annually, whether or not declared by the board of directors, and were cumulative. After preferential payment to the holder of redeemable Class A units and other Class A units, any additional distributions declared were distributed pro-rata to the holders of Class A units, common units and Class P units, in proportion to their respective units. Total cumulative preferred returns included within the carrying amount of the redeemable Class A units amounted to $3,376 and $2,823 as of June 25, 2018, the date of the Reorganization Transactions, and September 30, 2017, respectively.
During 2017, as obligated under the provisions of its member agreements, the Company declared distributions of approximately $131 to its redeemable Class A unit holders in connection with the members’ estimated tax liabilities.
As described in Note 1, the redeemable Class A units were converted into Common Units in i3 Verticals, LLC in connection with the Reorganization Transactions.
Class A Units, Class P Units and Common Units
Prior to the Company's recapitalization, as of September 30, 2017, the Company had authorized the issuance of Class A units, Class P units and common units. As described in Note 1, the Class A units, Class P units and Common Units were converted to Common Units in i3 Verticals, LLC in connection with the Reorganization Transactions.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
Class A Units
As of September 30, 2017, there were 13,892,129 Class A units issued and outstanding.
Holders of Class A units had preferred return rights in preference to any declaration or distribution to holders of Class P units or common units. Preferred returns on the Class A units accrued at an amount equal to 10.0% per unit per annum of the original issue price, compounded annually, whether or not declared by the board of directors, and were cumulative. After preferential payment to the holder of Class A units, any additional distributions declared were distributed pro-rata to the holders of Class A units, common units and Class P units, in proportion to their respective units. Total cumulative preferred returns included within the carrying amount of the Class A units amounted to $7,627 and $5,105 as of June 25, 2018, the date of the Reorganization Transactions, and September 30, 2017, respectively.
During 2017, as obligated under the provisions of its member agreements, the Company declared distributions of approximately $625 to its Class A unit holders in connection with the members’ estimated tax liabilities.
Common Units
As of September 30, 2017, there were 1,548,722 common units issued and outstanding. Common units were generally issued in association with acquisitions.
Junior Subordinated Notes Warrants
As of September 30, 2017, there were in the aggregate 1,433,920 warrants outstanding and exercisable to purchase common units which are classified as equity instruments. The warrants were issued in connection with the issuance of the Junior Subordinated Notes (Note 9). As of September 30, 2017, the intrinsic value of the junior subordinated warrants was $0.

	Warrants	Expiration	Exercise Price
Junior Subordinated Notes Warrants	1,433,920	February 14, 2024	$2.095

The Junior Subordinated Notes Warrants were issued at zero value and were reflected within members’ equity within the accompanying Consolidated Balance Sheets. On June 25, 2018, in conjunction with the Reorganization Transactions described in Note 1, all existing Junior Subordinated Notes Warrants were exercised for common units in i3 Verticals, LLC.
Mezzanine Warrants
As of September 30, 2017, there were in the aggregate 1,423,688 warrants outstanding and exercisable to purchase Common Units which are classified as long-term liabilities. The warrants were issued in connection with the issuance of the Mezzanine Notes. See additional disclosures in Note 9.
Restricted Class P Units
As of September 30, 2017, there were 7,647,350 restricted Class P units issued and outstanding to certain members of the Company's Board of Directors and employees.
All Class P units were issued at a participation threshold above the valuation of the Company at the grant date. As a result, they had a nominal value, individually and in the aggregate, at the grant date. Using an option-pricing model and considering liquidation preferences of the Class P units, as well as the lack of marketability, management determined that any compensation expense related to the restricted units was immaterial to the consolidated financial statements.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
14. COMMITMENTS AND CONTINGENCIES
Leases
The Company utilizes office space and equipment under operating leases. Rent expense under these leases amounted to $1,555 and $997 during the years ended September 30, 2018 and 2017, respectively.
A summary of approximate future minimum payments under these leases as of September 30, 2018 is as follows:

Years ending September 30:
2019	$1,763
2020	1,637
2021	1,282
2022	1,149
2023	1,061
Thereafter	1,277
Total	$8,169
Minimum Processing Commitments
The Company has non-exclusive agreements with several processors to provide it services related to transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Certain of these agreements require the Company to submit a minimum monthly number of transactions for processing. If the Company submits a number of transactions that is lower than the minimum, it is required to pay to the processor the fees it would have received if it had submitted the required minimum number of transactions. As of September 30, 2018, such minimum fee commitments were as follows:

Years ending September 30:
2019	$2,500
2020	2,866
2021	2,757
2022	3,346
2022	3,621
Thereafter	243
Total	$15,333
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

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
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
On June 14, 2016, Expert Auto Repair, Inc., for itself and on behalf of a class of additional plaintiffs, and Jeff Straight initiated a class action lawsuit against the Company, as alleged successor to Merchant Processing Solutions, LLC, in the Los Angeles County Superior Court of California, seeking damages, restitution and declaratory and injunctive relief (the “Expert Auto Litigation”). The plaintiffs alleged that Merchant Processing Solutions, LLC, the Company's alleged predecessor, engaged in unfair business practices in the merchant services sector including unfairly inducing merchants to obtain credit and debit card processing services and thereafter assessing them with improper fees. Subject to final court approval, the Company has entered into a settlement agreement to settle the plaintiffs’ claims for $995. On April 10, 2018, the Court granted conditional class certification and preliminary approval of the agreed settlement and scheduled the final fairness hearing and final approval of the settlement in December 2018. Notice was provided to all class members and they were given an opportunity to either file a claim, opt-out, file an objection or do nothing (in which case they would be included in the class settlement). The deadline for class members to take one of these four actions was November 8, 2018. No class member opted out or filed an objection to the settlement before that deadline. The reserved amount is reflected in accrued expenses and other current liabilities as of September 30, 2018. The amount was included in general and administrative expenses in the consolidated statement of operations for the year ended September 30, 2017.
In connection with the Expert Auto Litigation, on November 3, 2016 the Company's insurance carrier, Starr Indemnity and Liability Company, Inc. (“Starr”), filed a complaint against the Company in the United States District Court for the Middle District of Tennessee, seeking a declaration from the court that Starr's policy provided no coverage for the Expert Auto Litigation. This action was subsequently dismissed for lack of subject matter jurisdiction, prompting Starr to move the court to reconsider and on February 15, 2017 to file a complaint against the Company in the Twentieth Judicial District of the Davidson County Chancery Court of Tennessee repeating its federal court claims (although Starr has since dismissed the complaint in the Davidson County Chancery Court). Thereafter, after reconsidering its dismissal for lack of subject matter jurisdiction, the United States District Court for the Middle District of Tennessee revived Starr’s complaint, allowing Starr’s action to continue in federal court.
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
Following the denial of Starr’s motion, Starr requested the court’s permission to file a motion for leave to file a first amended complaint to allege an additional basis for denying coverage. The court granted Starr’s request to file such motion. Following the briefing by the parties, the court granted Starr’s motion and ordered it to file and serve its first amended complaint within ten days, which Starr did. In response, the Company filed its answer to Starr’s first amended complaint in which the Company again asserted its counterclaim against Starr.
Discovery is expected to get underway soon and trial is currently set for November 19, 2019.
The Company intends to continue to vigorously defend against Starr’s claims and to continue to pursue its own counterclaim.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
Other
The Company's subsidiary CP-PS, LLC has certain indemnification obligations in favor of FDS Holdings, Inc. related to the acquisition of certain assets of Merchant Processing Solutions, LLC in February 2014. The Company has incurred expenses related to these indemnification obligations in prior periods and may have additional expenses in the future. However, after taking into consideration the evaluation of such matters by the Company’s legal counsel, the Company’s management believes at this time that the anticipated outcome of any existing or potential indemnification liabilities related to this matter will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

15. RELATED PARTY TRANSACTIONS
Related parties held $6,158 of the Company’s Junior Subordinated Notes as of September 30, 2017. As described Note 9, in connection with the Company's IPO and as part of the Reorganization Transactions, $924 of the Junior Subordinated Notes held by related parties was converted to newly issued shares of the Company's Class A common stock. Also in June 2018, the remaining $5,234 of the Junior Subordinated Notes held by related parties were repaid with proceeds from the Company's IPO. Interest expense to related parties for the Company’s Junior Subordinated Notes amounted to $457, $632 and $831 during the years ended September 30, 2018, 2017 and 2016, respectively.
All lenders party to the Company’s Mezzanine Notes are considered related parties, through their ownership interest in the Company and affiliated director relationships. Outstanding Mezzanine Notes payable to related parties amounted to $10,500 as of September 30, 2017. In June 2018, the Mezzanine Notes were repaid in full with proceeds from the Company's IPO. Interest expense to related parties for the Company’s Mezzanine Notes amounted to $952, $1,282 and $1,280 during the years ended September 30, 2018, 2017 and 2016, respectively.
In April, 2016, the Company entered into a purchase agreement to purchase certain assets of Axia, LLC. On April 29, 2016, the Company entered into a Processing Services Agreement (the “Axia Tech Agreement”) with Axia Technologies, LLC (“Axia Tech”), an entity controlled by the previous owner of Axia, LLC. Under the Axia Tech Agreement, the Company agreed to provide processing services for certain merchants as designated by Axia Tech from time to time. In accordance with ASC 605-45, revenue from the processing services is recognized net of interchange, residual expense and other fees. The Company earned net revenues related to the Axia Tech Agreement of $53, $27 and $5 during the years ended September 30, 2018, 2017 and 2016 respectively. i3 Verticals, LLC, the Company's CEO and Clay Whitson, the Company's CFO, own 2.0%, 10.7% and 0.4%, respectively, of the outstanding equity of Axia Tech.
In connection with our IPO, we entered into a Tax Receivable Agreement with certain non-controlling interest holders that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that it actually realizes, or in some circumstances, is deemed to realize in its tax reporting, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of Common Units of i3 Verticals, LLC for Class A common stock of i3 Verticals, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. See Note 10 for further information. As of September 30, 2018, the total amount due under the Tax Receivable Agreement was $816.

16. SEGMENTS
The Company determines its operating segments based on ASC 280, Segment Reporting, how the chief operating decision making group monitors and manages the performance of the business and the level at which financial information is reviewed. The Company’s operating segments are strategic business units that offer different products and services.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
The Company's core business is delivering seamless integrated payment and software solutions to SMBs and organizations in strategic vertical markets. This is accomplished through the Merchant Services and Proprietary Software and Payments segments.
The Merchant Services segment provides comprehensive payment solutions to businesses and organizations. The Merchant Services segment includes third-party integrated payment solutions as well as traditional payment services across the Company's strategic vertical markets.
The Proprietary Software and Payments segment delivers embedded payment solutions to the Company's clients through company-owned software. Payments are delivered through both the PayFac model and the traditional merchant processing model. The Company's Proprietary Software and Payments clients are primarily in the education, property management and public sector markets.
The Other category includes corporate overhead expenses, when presenting reportable segment information.
The Company primarily uses processing margin to measure operating performance. The following is a summary of reportable segment operating performance for the years ended September 30, 2018, 2017 and 2016.

	As of and for the Year ended September 30, 2018
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$302,929	$20,582	$(3)	$323,508

Operating expenses
Interchange and network fees	209,695	4,848	—	214,543
Other costs of services	38,399	1,916	(1)	40,314
Selling general and administrative	23,291	7,602	9,692	40,585
Depreciation and amortization	9,535	2,097	207	11,839
Change in fair value of contingent consideration	1,772	2,094	—	3,866
Income (loss) from operations	$20,237	$2,025	$(9,901)	$12,361

Processing margin(1)	$68,811	$14,371	$(2)	$83,180
Total assets	$58,342	$7,553	$109,247	$175,142
Goodwill	$69,666	$14,288	$—	$83,954
__________________________
1.Processing margin is equal to revenue less interchange and network fees, less other costs of services. $13,976, $553 and $0 of residual expense, a component of other costs of services, are added back to the Merchant Services segment, Proprietary Software and Payments segment, and Other category, respectively.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)

	As of and for the Year ended September 30, 2017
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$248,005	$14,582	$(16)	$262,571

Operating expenses
Interchange and network fees	185,141	3,971	—	189,112
Other costs of services	27,350	1,559	(111)	28,798
Selling general and administrative	13,858	7,194	6,142	27,194
Depreciation and amortization	8,029	1,938	118	10,085
Change in fair value of contingent consideration	192	(410)	—	(218)
Income (loss) from operations	$13,435	$330	$(6,165)	$7,600

Processing margin(1)	$47,389	$9,423	$(53)	$56,759
Total assets	$113,568	$8,901	$17,522	$139,991
Goodwill	$49,173	$9,344	$—	$58,517
__________________________
1.Processing margin is equal to revenue less interchange and network fees, less other costs of services. $11,875, $371 and $(148) of residual expense, a component of other costs of services, are added back to the Merchant Services segment, Proprietary Software and Payments segment, and Other category, respectively.

	As of and for the Year ended September 30, 2016
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$187,720	$12,018	$(94)	$199,644

Operating expenses
Interchange and network fees	137,801	3,175	22	140,998
Other costs of services	20,318	1,668	(52)	21,934
Selling general and administrative	8,970	6,439	4,984	20,393
Depreciation and amortization	8,233	1,556	109	9,898
Change in fair value of contingent consideration	2,371	87	—	2,458
Income (loss) from operations	$10,027	$(907)	$(5,157)	$3,963

Processing margin(1)	$37,992	$7,670	$(92)	$45,570
Total assets	$73,652	$7,958	$18,672	$100,282
Goodwill	$26,553	$8,503	$—	$35,056
__________________________
1.Processing margin is equal to revenue less interchange and network fees, less other costs of services. $8,391, $495 and $(28) of residual expense, a component of other costs of services, are added back to the Merchant Services segment, Proprietary Software and Payments segment, and Other category, respectively.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
17. NON-CONTROLLING INTEREST
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
As of September 30, 2018, i3 Verticals, Inc. owned 9,112,042 of i3 Verticals, LLC's Common Units, representing a 34.6% economic ownership interest in i3 Verticals, LLC.

18. EARNINGS PER SHARE
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
Prior to the IPO, the i3 Verticals, LLC membership structure included Class A units, common units and Class P units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO using the two-class method and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for the fiscal 2018 periods ended June 24, 2018 and the year ended September 30, 2017. The basic and diluted earnings per share for the year ended September 30, 2018 represents only the period from June 25 through September 30, 2018.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

Year ended September 30, 2018
Basic net income per share:
Numerator
Net income(1)	$2,673
Less: Net income attributable to non-controlling interests	1,937
Net income attributable to Class A common stockholders	$736
Denominator
Weighted average shares of Class A common stock outstanding(2)	8,812,630
Basic net income per share	$0.08

Dilutive net income per share:
Numerator
Net income attributable to Class A common stockholders	$736
Reallocation of net income assuming conversion of common units(3)	1,478
Net income attributable to Class A common stockholders - diluted	$2,214
Denominator
Weighted average shares of Class A common stock outstanding(2)	8,812,630
Weighted average effect of dilutive securities	18,061,248
Weighted average shares of Class A common stock outstanding - diluted	26,873,878
Diluted net income per share	$0.08
____________________
1.Basic and diluted earnings per Class A common stock is presented only for the period after the Company’s Reorganization Transactions. As such, net income used in the calculation represents the net income attributable to Class A common stockholders for the period from June 25 through September 30, 2018.
2.Excludes 299,412 restricted Class A common stock units.
3.The reallocation of net income assuming conversion of common units represents the tax effected net income attributable to non-controlling interest using the effective income tax rates described in Note 10 above and assuming all common units of i3 Verticals, LLC were exchanged for Class A common stock at the beginning of the year The common units of i3 Verticals, LLC held by the Continuing Equity Owners are potentially dilutive securities, and the computations of pro forma diluted net income per share assume that all common units of i3 Verticals, LLC were exchanged for shares of Class A common stock at the beginning of the year.
Shares of the Company's Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
19. SIGNIFICANT NON-CASH TRANSACTIONS
The Company engaged in the following significant non-cash investing and financing activities during the years ended September 30, 2018, 2017, and 2016:

	Year ended September 30,
	2018	2017	2016
Conversion of unsecured note payable to related party into Class A Units	$—	$—	$1,000
Exchange of Junior Subordinated Notes for Class A Units	$—	$500	$1,000
Common Units issued as part of acquisitions' purchase consideration (Note 4)	$104	$275	$665
Restricted Class A common stock issued as part of acquisitions' purchase consideration (Note 4)	$550	$—	$—
Acquisition date fair value of contingent consideration in connection with business combinations	$2,084	$1,221	$1,480
Replacement of 2016 Senior Secured Credit Facility with Senior Secured Credit Facility	$87,525	$—	$—
Mezzanine Notes net settled with Mezzanine Warrant exercises	$14	$—	$—
Unsecured notes payable to related and unrelated creditors net settled with Junior Subordinated Notes Warrants	$2,565	$—	$—
Settlement of warrant liability with equity as a result of Mezzanine Warrant exercise	$9,253	$—	$—
Preferred return on Redeemable Class A Units	$552	$701	$639
Preferred return on Class A Units	$2,522	$2,223	$1,080
Debt issuance costs financed with proceeds from Senior Secured Credit Facility	$904	$—	$—
Conversion of notes payable to related and unrelated creditors to Class A common stock	$8,054	$—	$—

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
20. QUARTERLY INFORMATION (UNAUDITED)
The tables below present summarized unaudited quarterly results of operations for the years ended September 30, 2018 and 2017. Management believes that all necessary adjustments have been included in the amounts stated below for a fair presentation of the results of operations for the periods presented when read in conjunction with the consolidated financial statements for the years ended September 30, 2018 and 2017. Results of operations for a particular quarter are not necessarily indicative of results of operations for an annual period and are not predictive of future periods.

	Quarter ended
	December 31,	March 31,	June 30,	September 30,
Fiscal Year 2017:
Revenue	$62,331	$62,135	$66,326	$71,779
Income from operations	$1,096	$1,709	$2,717	$2,078
(Loss) income before income taxes	$(497)	$58	$1,058	$460
Net (loss) income attributable to i3 Verticals, Inc.	$(417)	$48	$887	$384
Fiscal Year 2018:
Revenue	$77,221	$77,698	$84,536	$84,053
Income from operations	$3,347	$2,596	$2,923	$3,495
(Loss) income before income taxes	$(721)	$(6,586)	$37	$2,646
Net (loss) income attributable to i3 Verticals, Inc.(1)	$(332)	$(6,836)	$(564)	$834
Basic (loss) earnings per share attributable to i3 Verticals, Inc.(2)			$(0.01)	$0.09
Diluted (loss) earnings per share attributable to i3 Verticals, Inc.(2)(3)			$(0.01)	$0.09
____________________
4.Represents net loss of i3 Verticals, LLC for the periods prior to the Company's Reorganization Transactions.
5.Basic and diluted (loss) earnings per Class A common stock is presented only for the period after the Company’s Reorganization Transactions. As such, net loss used in the calculation for the quarter ended June 30, 2018 represents the loss for the period from June 25 through June 30, 2018.
6.Basic (loss) earnings per share excludes 299,412 restricted Class A common stock units from the calculation.

21. SUBSEQUENT EVENTS
On October 31, 2018, the Company completed the acquisitions of two unrelated businesses. The acquisitions expanded our software offerings in the public sector vertical market and provided technology that enhances our Burton Platform. Total purchase consideration included $21,000 in revolving line of credit proceeds.
Certain provisions in the purchase agreements provide for additional consideration of up to $14,000, in the aggregate, to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreements, through no later than October 2020. The Company is in process of determining the acquisition date fair values of the liabilities for the contingent consideration based on discounted cash flow analyses. In each subsequent reporting period, the Company will reassess its current estimates of performance relative to the targets and adjust the contingent liabilities to their fair values through earnings.
The effect of the acquisitions will be included in the consolidated statements of operations beginning November 1, 2018.
The Company is still evaluating the allocation of the preliminary purchase consideration and pro forma results of operations.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
Acquisition-related costs to date for the businesses amounted to approximately $79 and will be expensed as incurred.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this report. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective (at the reasonable assurance level) to ensure that the information required to be included in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be included in this report was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal year ended September 30, 2018 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
Exemption from Management's Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the SEC for newly public companies.
In addition, because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Item 9B. Other Information
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2019 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2018.
We have adopted a Corporate Code of Conduct that applies to all of our directors, officers and employees. Our Board of Directors expects its members, as well as our officers and employees, to act in accordance with the highest standards of ethical business conduct. The Corporate Code of Conduct, as well as the charters of the, Audit Committee and the Compensation Committee, are available on the Investor Relations section of our website at www.i3Verticals.com under the captions “Investors” and “Corporate Governance.” Upon the written request of any person, we will furnish, without charge, a copy of any of these documents. Requests should be directed to i3 Verticals, Inc., 40 Burton Hills Blvd., Suite 415, Nashville, Tennessee 37215, Attention: Paul Maple, General Counsel. We intend to disclose any amendments to our Corporate Code of Conduct and any waiver from a provision of our code, as required by the SEC, on our website.

Item 11.   Executive Compensation
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2019 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2019 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2019 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2018.

Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2019 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2018.

PART IV

Item 15.    Exhibits and Financial Statement Schedules
(a)(1) Consolidated Financial Statements
See Index to Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules
All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or because the information required is already included in the financial statements or the notes to those financial statements.
(a)(3) Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of i3 Verticals, Inc.	8-K	001-38532	3.1	6/25/18

3.2	Amended and Restated Bylaws of i3 Verticals, Inc.	8-K	001-38532	3.2	6/25/18

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1	333-225214	4.1	5/25/18

10.1	Form of Tax Receivable Agreement	S-1	333-225214	10.2	5/25/18

10.2	Form of Registration Rights Agreement	S-1	333-225214	10.3	5/25/18

10.3	Limited Liability Company Agreement of i3 Verticals, LLC	8-K	001-38532	10.3	6/25/18

10.4	Plan Administration Agreement, dated June 25, 2018, by and between i3 Verticals, Inc. and i3 Verticals, LLC	8-K	001-38532	10.4	6/25/18

10.5	First Amendment to Credit Agreement and Joinder Agreement, dated June 19, 2018, by and among i3 Verticals, LLC, i3 Verticals, Inc., the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A.	8-K	001-38532	10.5	6/25/18

10.6	Credit Agreement, dated as of October 30, 2017, among i3 Verticals, LLC, as borrower, the Guarantors thereto, the Lenders thereto and Bank of America, N.A., as administrative agent, swingline lender, an L/C issuer	S-1	333-225214	10.4	5/25/18

10.7	Security and Pledge Agreement, dated as of October 30, 2017, among i3 Verticals, LLC, as borrower, the Obligors thereto, and Bank of America, N.A., as administrative agent for the Senior Lenders	S-1	333-225214	10.5	5/25/18

10.8+	i3 Verticals, LLC Amended & Restated Equity Incentive Plan, dated November 29, 2016	S-1	333-225214	10.21	5/25/18

10.9+	First Amendment to i3 Verticals, LLC Amended & Restated Equity Incentive Plan, dated October 31, 2017	S-1	333-225214	10.22	5/25/18

10.10+	Second Amendment to i3 Verticals, LLC Amended & Restated Equity Incentive Plan, dated May 7, 2018	S-1	333-225214	10.23	5/25/18

10.11+	2018 Equity Incentive Plan	S-1	333-225214	10.24	5/25/18

10.12+	Form of Restricted Stock Award Agreement under 2018 Equity Incentive Plan	S-1	333-225214	10.25	5/25/18

10.13+	Form of Stock Option Award Agreement under 2018 Equity Incentive Plan	S-1	333-225214	10.26	5/25/18

10.14+	Employment Agreement, effective as of May 5, 2014, by and between Charge Payment, LLC and Clay M. Whitson	S-1	333-225214	10.27	5/25/18

10.15+	Change in Control Agreement, dated as of May 10, 2017, by and between i3 Verticals, LLC and Paul Maple	S-1	333-225214	10.28	5/25/18

10.16+	Form of Indemnification Agreement	S-1	333-225214	10.29	5/25/18

21.1*	List of subsidiaries of i3 Verticals, Inc.

23.1*	Consent of Independent Registered Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
____________________
# Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. i3 Verticals, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.
+ Denotes a management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished herewith.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

i3 Verticals, Inc.

		By:	/s/ Gregory Daily
Gregory Daily
Chief Executive Officer

Date:	December 7, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gregory Daily	Chief Executive Officer and Director (Principal	December 7, 2018
Gregory Daily	Executive Officer)

/s/ Clay Whitson	Chief Financial Officer and Director (Principal	December 7, 2018
Clay Whitson	Financial Officer)

/s/ Scott Meriwether	Senior Vice President of Finance (Principal	December 7, 2018
Scott Meriwether	Accounting Officer)

/s/ Elizabeth Seigenthaler Courtney	Director	December 7, 2018
Elizabeth Seigenthaler Courtney

/s/ John Harrison	Director	December 7, 2018
John Harrison

/s/ Burton Harvey	Director	December 7, 2018
Burton Harvey

/s/ Timothy McKenna	Director	December 7, 2018
Timothy McKenna

/s/ David Morgan	Director	December 7, 2018
David Morgan

/s/ David Wilds	Director	December 7, 2018
David Wilds