Form 10-Q
period 2018-12-31
i3 Verticals, Inc.
filed 2019-02-14
CIK 1728688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of February 14, 2019, there were 9,176,659 outstanding shares of Class A common stock, $0.0001 par value per share, and 17,129,460 outstanding shares of Class B common stock, $0.0001 par value per share.

PART I. - FINANCIAL INFORMATION
Item 1.    Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	September 30,
	2018	2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$887	$572
Accounts receivable, net	10,374	12,500
Settlement assets	930	863
Prepaid expenses and other current assets	3,278	2,630
Total current assets	15,469	16,565

Property and equipment, net	3,111	2,958
Restricted cash	666	665
Capitalized software, net	6,482	3,372
Goodwill	98,486	83,954
Intangible assets, net	71,224	66,023
Other assets	1,754	1,605
Total assets	$197,192	$175,142

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	3,388	4,114
Current portion of long-term debt	5,000	5,000
Accrued expenses and other current liabilities	15,371	11,538
Settlement obligations	930	863
Deferred revenue	4,614	4,927
Total current liabilities	29,303	26,442

Long-term debt, less current portion and debt issuance costs, net	49,009	31,776
Other long-term liabilities	4,314	4,726
Total liabilities	82,626	62,944

Commitments and contingencies (see Note 9)
Stockholders' equity
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2018 and September 30, 2018	—	—
Class A common stock, par value $0.0001 per share, 150,000,000 shares authorized; 9,108,032 and 9,112,042 shares issued and outstanding as of December 31, 2018 and September 30, 2018, respectively	1	1
Class B common stock, par value $0.0001 per share, 40,000,000 shares authorized; 17,213,806 shares issued and outstanding as of December 31, 2018 and September 30, 2018	2	2
Additional paid-in-capital	39,513	38,562
Accumulated earnings	914	736
Total Stockholders' equity	40,430	39,301
Non-controlling interest	74,136	72,897
Total equity	114,566	112,198
Total liabilities and stockholders' equity	$197,192	$175,142
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended December 31,
	2018	2017

Revenue	$84,868	$77,221

Operating expenses
Interchange and network fees	55,829	52,238
Other costs of services	9,790	9,553
Selling general and administrative	12,516	8,845
Depreciation and amortization	3,552	2,856
Change in fair value of contingent consideration	(349)	382
Total operating expenses	81,338	73,874

Income from operations	3,530	3,347

Other expenses
Interest expense, net	914	2,387
Change in fair value of warrant liability	—	1,681
Total other expenses	914	4,068

Income (loss) before income taxes	2,616	(721)

Provision for (benefit from) income taxes	265	(389)

Net income (loss)	2,351	(332)

Net income attributable to non-controlling interest	2,173	—
Net income (loss) attributable to i3 Verticals, Inc.	$178	$(332)

Net income per share attributable to Class A common stockholders(1):
Basic	$0.02
Diluted	$0.02
Weighted average shares of Class A common stock outstanding(1):
Basic	8,812,630
Diluted	9,903,168
__________________________
1.Basic and diluted net income per Class A common stock are presented only for the period after the Company’s Reorganization Transactions. See Note 1 for a description of the Reorganization Transactions. See Note 13 for the calculation of income per common share.
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2018	9,112,042	$1	17,213,806	$2	$38,562	$736	$72,897	$112,198
Equity-based compensation	—	—	—	—	951	—	—	951
Forfeitures of restricted Class A common stock	(4,010)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	178	2,173	2,351
Distributions to non-controlling interest holders	—	—	—	—	—	—	(934)	(934)
Balance at December 31, 2018	9,108,032	$1	17,213,806	$2	$39,513	$914	$74,136	$114,566
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED) (CONTINUED)
(In thousands)

	Class A Units	Common Units	Class P Units	Accumulated Deficit	Total Members' Equity
Balance at September 30, 2017	$34,924	$1,240	$—	$(33,018)	$3,146
Preferred returns on Class A Units	774	—	—	(774)	—
Preferred returns on Redeemable Class A Units	—	—	—	(168)	(168)
Issuance of Common Units	—	104	—	—	104
Net loss	—	—	—	(332)	(332)
Balance at December 31, 2017	$35,698	$1,344	$—	$(34,292)	$2,750

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended December 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$2,351	$(332)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,552	2,856
Equity-based compensation	951	—
Provision for doubtful accounts	15	28
Amortization of deferred financing costs	233	221
Loss on disposal of assets	8	5
(Benefit from) provision for deferred income taxes	—	(468)
Non-cash change in fair value of warrant liability	—	1,681
(Decrease) increase in non-cash contingent consideration expense from original estimate	(349)	382
Changes in operating assets:
Accounts receivable	2,111	2,000
Prepaid expenses and other current assets	(628)	(641)
Other assets	(123)	(78)
Changes in operating liabilities:
Accounts payable	(726)	227
Accrued expenses and other current liabilities	446	1,053
Deferred revenue	(877)	(1,081)
Other long-term liabilities	(22)	15
Contingent consideration paid in excess of original estimates	(870)	—
Net cash provided by operating activities	6,072	5,868

Cash flows from investing activities:
Expenditures for property and equipment	(107)	(244)
Expenditures for capitalized software	(412)	(254)
Purchases of merchant portfolios and residual buyouts	(474)	(630)
Acquisitions of businesses, net of cash acquired	(21,000)	(20,862)
Acquisition of other intangibles	(33)	—
Net cash used in investing activities	(22,026)	(21,990)
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Three months ended December 31,
	2018	2017
Cash flows from financing activities:
Proceeds from revolving credit facility	25,000	2,500
Payments of revolving credit facility	(6,750)	(8,600)
Proceeds from notes payable to banks	—	24,671
Payments of notes payable to banks	(1,250)	(1,250)
Payment of debt issuance costs	—	(209)
Payment of equity issuance costs for Class A unit issuances	—	(509)
Cash paid for contingent consideration	(730)	—
Net cash provided by financing activities	16,270	16,603

Net increase in cash, cash equivalents, and restricted cash	316	481
Cash, cash equivalents, and restricted cash at beginning of period	1,237	1,968
Cash, cash equivalents, and restricted cash at end of period	$1,553	$2,449

Supplemental disclosure of cash flow information:
Cash paid for interest	$730	$2,259
Cash paid for income taxes	$105	$14
See Notes to the Interim Condensed Consolidated Financial Statements

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
1. ORGANIZATION AND OPERATIONS
i3 Verticals, Inc. (the “Company”) was formed as a Delaware corporation on January 17, 2018. The Company was formed for the purpose of completing an initial public offering (“IPO”) of its Class A common stock and other related transactions in order to carry on the business of i3 Verticals, LLC and its subsidiaries. i3 Verticals, LLC was founded in 2012 and delivers seamlessly integrated payment and software solutions to small- and medium-sized businesses (“SMBs”) and organizations in strategic vertical markets. The Company’s headquarters are located in Nashville, Tennessee, with operations throughout the United States. Unless the context otherwise requires, references to “we,” “us,” “our,” “i3 Verticals” and the “Company” refer to i3 Verticals, Inc. and its subsidiaries, including i3 Verticals, LLC.
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

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
•As of December 31, 2018, i3 Verticals, Inc. owned 34.6% of the economic interest in i3 Verticals, LLC.
•As of December 31, 2018, the Continuing Equity Owners owned Common Units in i3 Verticals, LLC representing approximately 65.4% of the economic interest in i3 Verticals, LLC, shares of Class A common stock in the Company representing approximately 0.9% of the economic interest and voting power in the Company, and shares of Class B common stock in i3 Verticals, Inc., representing approximately 65.4% of the voting power in the Company.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the reporting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the unaudited condensed consolidated financial statements of the Company and its subsidiaries as of December 31, 2018 and for the three months ended December 31, 2018 and 2017. The results of operations for the three months ended December 31, 2018 and 2017 are not necessarily indicative of the operating results for the full year. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the Company's consolidated financial statements and related footnotes for the years ended September 30, 2018 and 2017, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018.
Principles of Consolidation
These interim condensed consolidated financial statements include the accounts of the Company and its subsidiary companies. All significant intercompany accounts and transactions have been eliminated in consolidation.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
Restricted Cash
Restricted cash represents funds held-on-deposit with processing banks pursuant to agreements to cover potential merchant losses. It is presented as long-term assets on the accompanying condensed consolidated balance sheets since the related agreements extend beyond the next twelve months. Following the adoption of Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230), the Company includes restricted cash along with the cash and cash equivalents balance for presentation in the condensed consolidated statements of cash flows. The reconciliation between the condensed consolidated balance sheet and the condensed consolidated statement of cash flows is as follows:

	December 31, 2018	December 31, 2017
Cash and cash equivalents on condensed consolidated balance sheet	$887	$1,435
Restricted cash	666	1,014
Total cash, cash equivalents and restricted cash on condensed consolidated statement of cash flows	$1,553	$2,449
Inventories
Inventories consist of point-of-sale equipment to be sold to customers and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Inventories were $1,417 and $930 at December 31, 2018 and September 30, 2018, respectively, and are included within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
Acquisitions
Business acquisitions have been recorded using the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. Where relevant, the fair value of contingent consideration included in an acquisition is calculated using a Monte Carlo simulation. The fair value of merchant relationships and non-compete assets acquired is identified using the Income Approach. The fair values of trade names and internally-developed software acquired are identified using the Relief from Royalty Method. The fair value of deferred revenue is identified using the Adjusted Fulfillment Cost Method. After the purchase price has been allocated, goodwill is recorded to the extent the total consideration paid for the acquisition, including the acquisition date fair value of contingent consideration, if any, exceeds the sum of the fair values of the separately identifiable acquired assets and assumed liabilities. Acquisition costs for business combinations are expensed when incurred and recorded in selling general and administrative expenses in the accompanying condensed consolidated statements of operations.
Acquisitions not meeting the accounting criteria to be accounted for as a business combination are accounted for as an asset acquisition. An asset acquisition is recorded at its purchase price, inclusive of acquisition costs, which is allocated among the acquired assets and assumed liabilities based upon their relative fair values at the date of acquisition.
The operating results of an acquisition are included in the Company’s condensed consolidated statements of operations from the date of such acquisition. Acquisitions completed during the three months ended December 31, 2018 contributed $1,169 and $62 to revenue and net income, respectively, to the results in the Company's condensed consolidated statements of operations for the three months then ended.
Revenue Recognition and Deferred Revenue
Revenue is recognized when it is realized or realizable and earned, in accordance with ASC 605, Revenue Recognition (“ASC 605”). Recognition occurs when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been performed; (3) the seller’s price to the

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
buyer is fixed or determinable; and (4) collectability is reasonably assured. The Company accrues for rights of refund, processing errors or penalties, or other related allowances based on historical experience.
More than 86% of the Company's gross revenue for the three months ended December 31, 2018 and 2017 is derived from volume-based payment processing fees (“discount fees”) and other related fixed transaction or service fees. The remainder is comprised of sales of software licensing subscriptions, ongoing support, and other POS-related solutions the Company provides to its clients directly and through its processing bank relationships.
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
Revenues are also derived from a variety of fixed transaction or service fees, including authorization fees, convenience fees, statement fees, annual fees, and fees for other miscellaneous services, such as handling chargebacks. Revenues derived from service fees are recognized at the time the services are performed and there are no further performance obligations. Revenues from the sale of equipment is recognized upon transfer of ownership and delivery to the customer, after which there are no further performance obligations.
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

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
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
During the first quarter of fiscal year 2019, management determined it was appropriate to change the amortization rate for certain of our merchant contract intangible assets to reflect the expected distribution of future cash flows. This change was applied prospectively beginning on October 1, 2018.
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (Subtopic 350-40). The amendments in ASU No. 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. As a public business entity, the Company is an emerging growth company and has elected to use the extended transition period provided for such companies. As a result, the Company is not required to adopt this ASU until October 1, 2021. Early adoption is permitted,

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
including adoption in an interim period. The Company elected to early adopt this standard using the prospective method as of October 1, 2018. There was no impact on the Company’s condensed consolidated financial statements for the adoption of ASU No. 2018-15.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820). The amendments in ASU No. 2018-13 provide clarification and modify the disclosure requirements on fair value measurement in Topic 820, Fair Value Measurement. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. As a public business entity, the Company is an emerging growth company and has elected to use the extended transition period provided for such companies. As a result, the Company will not be required to adopt this ASU until October 1, 2021. The Company is currently evaluating the impact of the adoption of this principle on the Company’s condensed consolidated financial statements.
In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (Topic 718). The amendments in ASU No. 2018-07 expand the scope of Topic 718, Compensation—Stock Compensation to include share-based payments issued to nonemployees for goods or services. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. As a public business entity, the Company is an emerging growth company and has elected to use the extended transition period provided for such companies. As a result, the Company will not be required to adopt this ASU until October 1, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of ASU No. 2014-09. The Company is currently evaluating the impact of the adoption of this principle on the Company’s condensed consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The amendments in ASU No. 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As a public business entity, the Company is an emerging growth company and has elected to use the extended transition period provided for such companies. As a result, the Company will not be required to adopt this ASU until October 1, 2021. The Company is currently evaluating the impact of the adoption of this principle on the Company’s condensed consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This ASU amends the existing guidance by recognizing all leases, including operating leases, with a term longer than twelve months on the balance sheet and disclosing key information about the lease arrangements. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. As a public business entity, the Company is an emerging growth company and has elected to use the extended transition period provided for such companies. As a result, the Company will not be required to adopt this ASU until October 1, 2020. The update requires modified retrospective transition, with the option to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment and elect various practical expedients. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which narrows aspects of the guidance issued in the amendments in ASU 2016-02, and ASU 2018-11, Leases—Targeted Improvements (Topic 842), by allowing lessees and lessors to recognize and measure existing leases at the beginning of the period of adoption without modifying the comparative period financial statements (which therefore will remain under prior GAAP, Topic 840, Leases). Since the Company has not yet adopted ASU 2016-02, the effective date and transition requirements will be the same as the effective date and transition requirements in ASU 2016-02. The Company is currently evaluating the impact of the adoption of these principles on the Company’s condensed consolidated financial statements.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (Topic 606) (“ASU 2014-09”). The ASU supersedes the revenue recognition requirements in ASC 605. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard, as amended, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. As an emerging growth company, the Company will not be required to adopt this ASU until October 1, 2019. The amendment allows companies to use either a full retrospective or a modified retrospective approach to adopt this ASU. The FASB issued updates and clarifications to ASU 2014-09, including ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Gross versus Net) issued in March 2016, ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing issued in April 2016 and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients issued in May 2016. Since the Company has not yet adopted ASU 2014-09, the effective date and transition requirements will be the same as the effective date and transition requirements in ASU 2014-09. The Company has formed a project team and is currently assessing the impact of the adoption of these principles on the Company’s condensed consolidated financial statements.

3. ACQUISITIONS
During the three months ended December 31, 2018, the Company acquired the following intangible assets and businesses:
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
During the three months ended December 31, 2018, the Company purchased $474 in residual buyouts using a combination of cash on hand and borrowings on the Company's revolving line of credit. The acquired residual buyout intangible assets have an estimated amortization period of two years.
Business Combinations
During the three months ended December 31, 2018, the Company completed the acquisitions of two unrelated businesses which were considered individually immaterial but collectively material. The acquisitions expanded the Company’s software offerings in the public sector vertical market and provided technology that enhances the Company’s Burton Platform. Total purchase consideration was $25,000, including $21,000 in revolving line of credit proceeds and $4,000 of contingent cash consideration. The purchase price allocations assigned for these acquisitions are preliminary.
The goodwill associated with the acquisitions of the two businesses is deductible for tax purposes. The acquired merchant relationships intangible assets have estimated amortization periods of between thirteen and sixteen years. The trade names have a weighted-average amortization period of six years. The weighted-average amortization period for all intangibles acquired is fifteen years. The acquired capitalized software has an estimated amortization period of seven years.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
Acquisition-related costs for these businesses amounted to approximately $225 and were expensed as incurred.
Certain provisions in the purchase agreements provide for additional consideration of up to $14,000, in the aggregate, to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreements, through no later than October 2020. The Company determined the acquisition date fair values of the liabilities for the contingent consideration based on discounted cash flow analyses. In each subsequent reporting period, the Company will reassess its current estimates of performance relative to the targets and adjust the contingent liabilities to their fair values through earnings. See additional disclosures in Note 7.
Summary of Business Combinations
The preliminary fair values assigned to certain assets and liabilities assumed, as of the acquisition dates, during the three months ended December 31, 2018 were as follows:

Inventories	$26
Prepaid expenses and other current assets	20
Property and equipment	298
Capitalized software	3,200
Acquired merchant relationships	7,000
Trade name	500
Goodwill	14,532
Total assets acquired	25,576

Accrued expenses and other current liabilities	12
Deferred revenue, current	564
Net assets acquired	$25,000
Pro Forma Results of Operations for Business Combinations
The following unaudited supplemental pro forma results of operations have been prepared as though each of the acquired businesses in the three months ended December 31, 2018 had occurred on October 1, 2017. Pro forma adjustments were made to reflect the impact of depreciation and amortization, changes to executive compensation and the revised debt load, all in accordance with ASC 805. This supplemental pro forma information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made on these dates, or of results of operations that may occur in the future.

	Three months ended December 31,
	2018	2017
Revenue	$85,492	$79,553
Net income (loss)	$2,024	$(195)

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
4. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill are as follows:

	Merchant Services	Proprietary Software and Payments	Other	Total
Balance at September 30, 2018 (net of accumulated impairment losses of $11,458, $0 and $0, respectively)	$69,666	$14,288	$—	$83,954
Goodwill attributable to acquisitions during the three months ended December 31, 2018	—	14,532	—	14,532
Balance at December 31, 2018	$69,666	$28,820	$—	$98,486

Intangible assets consisted of the following as of December 31, 2018:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Merchant relationships	$101,791	$(36,204)	$65,587	13 to 16 years – accelerated or straight-line
Non-compete agreements	1,890	(655)	1,235	2 to 5 years – straight-line
Website development costs	51	(17)	34	3 years – straight-line
Trade names	4,217	(2,098)	2,119	2 to 7 years – straight-line
Residual buyouts	2,517	(1,068)	1,449	2 years – straight-line
Referral and exclusivity agreements	915	(147)	768	1 to 10 years – straight-line
Total finite-lived intangible assets	111,381	(40,189)	71,192

Indefinite-lived intangible assets:
Trademarks	32	—	32
Total identifiable intangible assets	$111,413	$(40,189)	$71,224

Amortization expense for intangible assets amounted to $2,802 and $2,260 during the three months ended December 31, 2018 and 2017, respectively.
Based on net carrying amounts at December 31, 2018, the Company's estimate of future amortization expense for intangible assets are presented in the table below for fiscal years ending September 30:

2019 (nine months remaining)	$7,921
2020	8,779
2021	7,312
2022	6,685
2023	5,881
Thereafter	34,614
$71,192

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
5. LONG-TERM DEBT, NET
A summary of long-term debt, net as of December 31, 2018 and September 30, 2018 is as follows:

		December 31,	September 30,
	Maturity	2018	2018
Term loans to bank under the Senior Secured Credit Facility	October 30, 2022	33,750	35,000
Revolving lines of credit to banks under the Senior Secured Credit Facility	October 30, 2022	21,500	3,250
Debt issuance costs, net		(1,241)	(1,474)
Total long-term debt, net of issuance costs		54,009	36,776
Less current portion of long-term debt		(5,000)	(5,000)
Long-term debt, net of current portion		$49,009	$31,776
Senior Secured Credit Facility
On October 30, 2017, the Company replaced its existing credit facility with the Senior Secured Credit Facility. The Company concluded that the Senior Secured Credit Facility should be accounted for as a debt modification based on the guidance in ASC 470-50. The Senior Secured Credit Facility consists of term loans in the original principal amount of $40,000 and a $110,000 revolving line of credit. The Senior Secured Credit Facility accrues interest, payable monthly, at the prime rate plus a margin of 0.50% to 2.00% (0.50% as of December 31, 2018) or at the 30-day LIBOR rate plus a margin of 2.75% to 4.00% (2.75% as of December 31, 2018), in each case depending on the ratio of consolidated debt-to-EBITDA, as defined in the agreement. Additionally, the Senior Secured Credit Facility requires the Company to pay unused commitment fees of up to 0.15% to 0.30% (0.15% as of December 31, 2018) on any undrawn amounts under the revolving line of credit. The maturity date of the Senior Secured Credit Facility is October 30, 2022. Principal payments of $1,250 are due on the last day of each calendar quarter until the maturity date, when all outstanding principal and accrued and unpaid interest are due. At December 31, 2018, there was $88,500 available for borrowing under the revolving line of credit.
The Senior Secured Credit Facility is secured by substantially all assets of the Company. The lenders under the Senior Secured Credit Facility hold senior rights to collateral and principal repayment over all other creditors.
The provisions of the Senior Secured Credit Facility place certain restrictions and limitations upon the Company. These include, among others, restrictions on liens, investments, indebtedness, fundamental changes and dispositions; maintenance of certain financial ratios; and certain non-financial covenants pertaining to the activities of the Company during the period covered. The Company was in compliance with such covenants as of December 31, 2018. In addition, the Senior Secured Credit Facility restricts the Company's ability to make dividends or other distributions to the holders of the Company's equity. The Company is permitted to (i) make cash distributions to the holders of the Company's equity in order to pay taxes incurred by owners of equity in i3 Verticals, LLC, by reason of such ownership, (ii) move intercompany cash between subsidiaries that are joined to the Senior Secured Credit Facility, (iii) repurchase equity from employees, directors, officers or consultants after the Reorganization Transactions in an aggregate amount not to exceed $1,500 per year, and (iv) make other dividends or distributions in an aggregate amount not to exceed 5% of the net cash proceeds received from any additional common equity issuance after the IPO. The Company is also permitted to make non-cash dividends in the form of additional equity issuances. All other forms of dividends or distributions are prohibited under the Senior Secured Credit Facility.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
Mezzanine Warrants
During 2013, the Company issued notes payable in the aggregate principal amount of $10,500 (the “Mezzanine Notes”) to three creditors. In June 2018, all of the outstanding aggregate principal balance and accrued interest on the Mezzanine Notes was repaid with proceeds from the Company’s IPO.
In connection with the issuance of the Mezzanine Notes, the Company granted warrants (the “Mezzanine Warrants”) to purchase 1,423,688 common units in i3 Verticals, LLC. The Mezzanine Warrants were determined to have no material value as of the grant date. The intrinsic value of the Mezzanine Warrants was $767 as of September 30, 2017, and they had an exercise price of $0.01. On June 25, 2018, in conjunction with the Reorganization Transactions described in Note 1, all existing Mezzanine Warrants were exercised for common units in i3 Verticals, LLC. The intrinsic value of the Mezzanine Warrants at that date was $9,241. The change in the fair market value of the warrants for the three months ended December 31, 2017 is reflected within the condensed consolidated statement of operations.
Debt issuance costs
The Company incurred no debt issuance costs during the three months ended December 31, 2018. During the three months ended December 31, 2017, the Company incurred debt issuance costs totaling $1,113 in connection with the issuance of long-term debt. The debt issuance costs are being amortized over the related term of the debt using the straight-line method and are presented net against long-term debt in the condensed consolidated balance sheets. As part of the April 2016 amendment to the Company’s previous senior credit facility (the “2016 Senior Secured Credit Facility”), the Company expensed a nominal amount of unamortized debt issuance costs related to the exit of a participating bank from the 2016 Senior Secured Credit Facility. The amortization of deferred debt issuance costs is included in interest expense and amounted to approximately $233 and $221 during the three months ended December 31, 2018 and 2017, respectively.

6. INCOME TAXES
i3 Verticals, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from i3 Verticals, LLC based on i3 Verticals, Inc.’s economic interest in i3 Verticals, LLC. i3 Verticals, LLC's members, including the Company, are liable for federal, state and local income taxes based on their share of i3 Verticals, LLC's pass-through taxable income. i3 Verticals, LLC is not a taxable entity for federal income tax purposes but is subject to and reports entity level tax in both Tennessee and Texas. In addition, certain subsidiaries of i3 Verticals, LLC are corporations that are subject to state and federal income taxes.
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the Company’s estimated tax rate changes, it makes a cumulative adjustment in that period. The Company’s provision for income taxes was $265 for the three months ended December 31, 2018 and a benefit of $389 for the three months ended December 31, 2017.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. The legislation contains several key tax provisions, including the reduction of the federal corporate income tax rate to 21% effective January 1, 2018, as well as a variety of other changes, including limitation of the tax deductibility of interest expense, acceleration of expensing of certain business assets and reductions in the amount of executive pay that could qualify as a tax deduction. The SEC staff issued Staff Accounting Bulletin No. 118, which allowed us to record provisional amounts during a measurement period not to extend beyond one year after the enactment date. As of December

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
22, 2018, the Company has completed its accounting for all of the enactment-date income tax effects of the Tax Cuts and Jobs Act. The Company made no material adjustments to the provisional amounts recorded.
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
The Company recognized a deferred tax asset in the amount of $960 and a corresponding liability of $816, representing 85% of the tax benefits due to the Continuing Equity Owners as of December 31, 2018.

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
The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, settlement assets and obligations, accounts receivable, other assets, accounts payable, and accrued expenses, approximated their fair values as of December 31, 2018 and 2017, because of the relatively short maturity dates on these instruments. The carrying amount of debt approximates fair value as of December 31, 2018 and 2017, because interest rates on these instruments approximate market interest rates.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
The Company has no Level 1 or Level 2 financial instruments. The following tables present the changes in the Company's Level 3 financial instruments that are measured at fair value on a recurring basis.

Accrued Contingent Consideration
Balance at September 30, 2018	5,999
Contingent consideration accrued at time of business combination	4,000
Change in fair value of contingent consideration included in Operating expenses	(349)
Contingent consideration paid	(1,600)
Balance at December 31, 2018	$8,050

	Mezzanine Warrants	Accrued Contingent Consideration
Balance at September 30, 2017	$767	$3,340
Change in the fair value of warrant liabilities, included in Other expenses	1,681	—
Contingent consideration accrued at time of business combination	—	1,420
Change in fair value of contingent consideration included in Operating expenses	—	382
Contingent consideration paid	—	—
Balance at December 31, 2017	$2,448	$5,142
Approximately $6,254 and $3,813 of contingent consideration was recorded in accrued expenses and other current liabilities as of December 31, 2018 and September 30, 2018, respectively. Approximately $1,796 and $2,186 of contingent consideration was recorded in other long-term liabilities as of December 31, 2018 and September 30, 2018, respectively.

8. EQUITY-BASED COMPENSATION
A summary of equity-based compensation expense recognized during the three months ended December 31, 2018 and 2017 is as follows:

	Three months ended December 31,
	2018	2017
Stock options	$951	$—
Amounts are included in general and administrative expense on the condensed consolidated statements of operations. No income tax benefits were recognized related to equity-based compensation during the three months ended December 31, 2018 and 2017.
TRA Non-Participation Compensatory Shares
On June 25, 2018, the Company entered into the Tax Receivable Agreement as described in Note 6. The Former Equity Owners did not participate in the Tax Receivable Agreement. Therefore, as part of the Reorganization Transactions, the Class B common units held by the Former Equity Owners were converted into shares of Class A common stock based on a conversion ratio that provided an equitable adjustment to reflect the full value of the Class B common units. For employees who are Former Equity Owners, this arrangement was a modification under ASC 718.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
Stock Options
In May 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) under which the Company may grant up to 3,500,000 stock options and other equity-based awards to employees, directors and officers. The number of shares of Class A common stock available for issuance under the 2018 Plan includes an annual increase on the first day of each year, beginning with the 2019 calendar year, equal to 4.0% of the outstanding shares of all classes of the Company's common stock as of the last day of the immediately preceding calendar year, unless the Company’s board of directors determines prior to the last trading day of December of the immediately preceding calendar year that the increase shall be less than 4%. In connection with the IPO, the Company granted 2,045,000 stock options to its directors and certain employees. The stock options were granted with an exercise price of $13.00 per share and vest ratably over a three-year period.
The fair value of the stock option awards during the three months ended December 31, 2018 and from June 20, 2018 through September 30, 2018 was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	December 31, 2018	September 30, 2018
Expected volatility(1)	26.6%	26.3%
Expected dividend yield(2)	—%	—%
Expected term(3)	6 years	6 years
Risk-free interest rate(4)	2.9%	2.8%
_________________
1.Expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.
2.The Company has assumed a dividend yield of zero as management has no plans to declare dividends in the foreseeable future.
3.Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.
4.The risk-free rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.

A summary of stock option activity for the three months ended December 31, 2018 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	2,138,500	$13.13
Granted	822,250	21.28
Exercised	—	—
Forfeited	(7,500)	13.00
Outstanding at end of period	2,953,250	$15.40
The weighted-average grant date fair value of stock options granted during the three months ended December 31, 2018 was $6.93. As of December 31, 2018, there were 2,953,250 stock options outstanding, of which none were exercisable. As of December 31, 2018, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $12,803, which is expected to be recognized over a weighted-average period of 2.7 years.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
9. COMMITMENTS AND CONTINGENCIES
Leases
The Company utilizes office space and equipment under operating leases. Rent expense under these leases amounted to $493 and $323 during the three months ended December 31, 2018 and 2017, respectively.
A summary of approximate future minimum payments under these leases as of December 31, 2018 is as follows:

Years ending September 30:
2019 (nine months remaining)	$1,576
2020	1,978
2021	1,541
2022	1,386
2023	1,271
Thereafter	1,294
Total	$9,046
Minimum Processing Commitments
The Company has non-exclusive agreements with several processors to provide it services related to transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Certain of these agreements require the Company to submit a minimum monthly number of transactions for processing. If the Company submits a number of transactions that is lower than the minimum, it is required to pay to the processor the fees it would have received if it had submitted the required minimum number of transactions. As of December 31, 2018, such minimum fee commitments were as follows:

Years ending September 30:
2019 (nine months remaining)	$1,904
2020	2,866
2021	2,757
2022	3,346
2023	3,621
Thereafter	243
Total	$14,737
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

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
On June 14, 2016, Expert Auto Repair, Inc., for itself and on behalf of a class of additional plaintiffs, and Jeff Straight initiated a class action lawsuit against the Company, as alleged successor to Merchant Processing Solutions, LLC, in the Los Angeles County Superior Court of California, seeking damages, restitution and declaratory and injunctive relief (the “Expert Auto Litigation”). The plaintiffs alleged that Merchant Processing Solutions, LLC, the Company's alleged predecessor, engaged in unfair business practices in the merchant services sector including unfairly inducing merchants to obtain credit and debit card processing services and thereafter assessing them with improper fees. Subject to final court approval, the Company has entered into a settlement agreement to settle the plaintiffs’ claims for $995. On April 10, 2018, the Court granted conditional class certification and preliminary approval of the agreed settlement and scheduled the final fairness hearing and final approval of the settlement in December 2018. Notice was provided to all class members and they were given an opportunity to either file a claim, opt-out, file an objection or do nothing (in which case they would be included in the class settlement). The deadline for class members to take one of these four actions was November 8, 2018. No class member opted out or filed an objection to the settlement before that deadline. The hearing on final approval by the Court of the class settlement was held on December 14, 2018, at which time the Court gave final class certification and approval of the agreed settlement. The Court then filed the applicable final judgment and order on January 23, 2019, and the Company intends to fund the settlement in April 2019. The reserved amount is reflected in accrued expenses and other current liabilities as of December 31, 2018. The amount was included in general and administrative expenses in the consolidated statement of operations for the year ended September 30, 2017.
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
On December 26, 2018, Starr filed a motion for partial summary judgment on the pleadings. The Company has until March 22, 2019 to respond to this motion.
Discovery has begun and trial is currently set for November 19, 2019.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
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

10. RELATED PARTY TRANSACTIONS
Prior to the Company's IPO and Reorganization Transactions, portions of the Junior Subordinated Notes held by related creditors were outstanding. Interest expense to related parties for the Company’s Junior Subordinated Notes amounted to $157 during the three months ended December 31, 2017.
Prior to the Company's IPO and Reorganization Transactions, the Mezzanine Notes held by related creditors were outstanding. Interest expense to related parties for the Company’s Mezzanine Notes amounted to $322 during the three months ended December 31, 2017.
In April, 2016, the Company entered into a purchase agreement to purchase certain assets of Axia, LLC. On April 29, 2016, the Company entered into a Processing Services Agreement (the “Axia Tech Agreement”) with Axia Technologies, LLC (“Axia Tech”), an entity controlled by the previous owner of Axia, LLC. Under the Axia Tech Agreement, the Company agreed to provide processing services for certain merchants as designated by Axia Tech from time to time. In accordance with ASC 605-45, revenue from the processing services is recognized net of interchange, residual expense and other fees. The Company earned net revenues related to the Axia Tech Agreement of $18 and $11 during the three months ended December 31, 2018 and 2017, respectively. i3 Verticals, LLC, Greg Daily, the Company’s CEO and Clay Whitson, the Company’s CFO, own 2.0%, 10.7% and 0.4%, respectively, of the outstanding equity of Axia Tech.
In connection with the Company’s IPO, the Company and i3 Verticals, LLC entered into a Tax Receivable Agreement with the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that it actually realizes, or in some circumstances, is deemed to realize in its tax reporting, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of Common Units of i3 Verticals, LLC for Class A common stock of i3 Verticals, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. See Note 6 for further information. As of December 31, 2018, the total amount due under the Tax Receivable Agreement was $816.

11. SEGMENTS
The Company determines its operating segments based on ASC 280, Segment Reporting, how the chief operating decision making group monitors and manages the performance of the business and the level at which financial information is reviewed. The Company’s operating segments are strategic business units that offer different products and services.
The Company's core business is delivering seamlessly integrated payment and software solutions to SMBs and organizations in strategic vertical markets. This is accomplished through the Merchant Services and Proprietary Software and Payments segments.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
The Merchant Services segment provides comprehensive payment solutions to businesses and organizations. The Merchant Services segment includes third-party integrated payment solutions as well as traditional payment services across the Company's strategic vertical markets.
The Proprietary Software and Payments segment delivers embedded payment solutions to the Company's clients through company-owned software. Payments are delivered through both the payment facilitator (“PayFac”) model and the traditional merchant processing model. The Company's Proprietary Software and Payments clients are primarily in the education, property management and public sector markets.
The Other category includes corporate overhead expenses when presenting reportable segment information.
The Company primarily uses processing margin to measure operating performance. The following is a summary of reportable segment operating performance for the three months ended December 31, 2018 and 2017.

	As of and for the Three Months Ended December 31, 2018
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$77,702	$7,166	$—	$84,868

Operating expenses
Interchange and network fees	54,364	1,465	—	55,829
Other costs of services	9,396	394	—	9,790
Selling general and administrative	6,091	2,987	3,438	12,516
Depreciation and amortization	2,782	661	109	3,552
Change in fair value of contingent consideration	(319)	(30)	—	(349)
Income (loss) from operations	$5,388	$1,689	$(3,547)	$3,530

Processing margin(1)	$17,627	$5,461	$—	$23,088
Total assets	$141,136	$51,976	$4,080	$197,192
Goodwill	$69,666	$28,820	$—	$98,486
__________________________
1.Processing margin is equal to revenue less interchange and network fees, less other costs of services. $3,685, $154 and $0 of residual expense, a component of other costs of services, are added back to the Merchant Services segment, Proprietary Software and Payments segment, and Other category, respectively.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)

	As of and for the Three Months Ended December 31, 2017
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$72,679	$4,545	$(3)	$77,221

Operating expenses
Interchange and network fees	51,047	1,192	(1)	52,238
Other costs of services	9,143	410	—	9,553
Selling general and administrative	4,886	1,695	2,264	8,845
Depreciation and amortization	2,310	517	29	2,856
Change in fair value of contingent consideration	(125)	507	—	382
Income (loss) from operations	$5,418	$224	$(2,295)	$3,347

Processing margin(1)	$15,685	$3,078	$(2)	$18,761
Total assets	$140,369	$20,832	$3,229	$164,430
Goodwill	$66,267	$10,625	$—	$76,892
__________________________
1.Processing margin is equal to revenue less interchange and network fees, less other costs of services. $3,196, $135 and $0 of residual expense, a component of other costs of services, are added back to the Merchant Services segment, Proprietary Software and Payments segment, and Other category, respectively.

12. NON-CONTROLLING INTEREST
i3 Verticals, Inc. is the sole managing member of i3 Verticals, LLC, and as a result, consolidates the financial results of i3 Verticals, LLC and reports a non-controlling interest representing the Common Units of i3 Verticals, LLC held by the Continuing Equity Owners. Changes in i3 Verticals, Inc.’s ownership interest in i3 Verticals, LLC while i3 Verticals, Inc. retains its controlling interest in i3 Verticals, LLC will be accounted for as equity transactions. As such, future redemptions or direct exchanges of Common Units of i3 Verticals, LLC by the Continuing Equity Owners will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in capital when i3 Verticals, LLC has positive or negative net assets, respectively.
As of December 31, 2018, i3 Verticals, Inc. owned 9,108,032 of i3 Verticals, LLC's Common Units, representing a 34.6% economic ownership interest in i3 Verticals, LLC.

13. EARNINGS PER SHARE
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

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
Prior to the IPO, the i3 Verticals, LLC membership structure included Class A units, common units and Class P units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO using the two-class method and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. Therefore, earnings per share information has not been presented for the three months ended December 31, 2017.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the three months ended December 31, 2018:

Three months ended December 31, 2018
Basic net income per share:
Numerator
Net income	$2,351
Less: Net income attributable to non-controlling interests	2,173
Net income attributable to Class A common stockholders	$178
Denominator
Weighted average shares of Class A common stock outstanding(1)	8,812,630
Basic net income per share	$0.02

Dilutive net income per share:
Numerator
Net income attributable to Class A common stockholders	$178
Denominator
Weighted average shares of Class A common stock outstanding(1)	8,812,630
Weighted average effect of dilutive securities(2)	1,090,538
Weighted average shares of Class A common stock outstanding - diluted	9,903,168
Diluted net income per share	$0.02
____________________
1.Excludes 295,402 restricted Class A common stock units.
2.For the three months ended December 31, 2018, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted earnings per share of Class A common stock:
a.17,213,806 shares of Class B common stock, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive, and
b.754,750 stock options were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive.
Shares of the Company's Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
14. SIGNIFICANT NON-CASH TRANSACTIONS
The Company engaged in the following significant non-cash investing and financing activities during the three months ended December 31, 2018 and 2017:

	Three months ended December 31,
	2018	2017
Common Units issued as part of acquisitions' purchase consideration	$—	$104
Acquisition date fair value of contingent consideration in connection with business combinations	$4,000	$1,420
Replacement of 2016 Senior Secured Credit Facility with Senior Secured Credit Facility	$—	$87,525
Preferred return on Redeemable Class A Units	$—	$168
Preferred return on Class A Units	$—	$774
Debt issuance costs financed with proceeds from Senior Secured Credit Facility	$—	$904
Required distributions to non-controlling interest holders for tax obligations	$934	$—

15. SUBSEQUENT EVENTS
On January 14, 2019, the Company made an investment of $1,000 in a hospitality software and payments company.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2018 (“Form 10-K”), filed with the SEC on December 7, 2018. The terms “i3 Verticals,” “we,” “us” and “our” and similar references refer (1) before the completion of our IPO or the reorganization transactions entered into in connection therewith (the “Reorganization Transactions”), which are described in the notes to the condensed consolidated financial statements, to i3 Verticals, LLC and, where appropriate, its subsidiaries, and (2) after the Reorganization Transactions to i3 Verticals, Inc. and, where appropriate, its subsidiaries.
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
•our ability to retain clients, many of which are SMBs, which can be difficult and costly to retain;
•our ability to successfully manage our intellectual property;
•our ability to attract, recruit, retain and develop key personnel and qualified employees;
•risks related to laws, regulations and industry standards;
•our indebtedness and potential increases in our indebtedness;
•operating and financial restrictions imposed by our Senior Secured Credit Facility (as defined below); and
•the risk factors included in our Form 10-K and included in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry developments may differ materially from statements made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. The matters summarized in “Risk Factors” in our Form 10-K and in subsequent filings could cause our actual results to differ significantly from those contained in our forward-looking statements. In addition, even if our results of operations, financial condition and liquidity, and industry developments are consistent with the forward-looking statements contained in this filing, those results or developments may not be indicative of results or developments in subsequent periods.
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
Initial Public Offering
On June 25, 2018, we completed the initial public offering (“IPO”) of 7,647,500 shares of our Class A common stock at a public offering price of $13.00 per share. We received approximately $92.5 million of net proceeds, after deducting underwriting discounts and commissions, which we used to purchase 7,264,083 newly issued common units from i3 Verticals, LLC (“Common Units”) for approximately $87.8 million, and 383,417 Common Units from a selling Common Unit holder for approximately $4.6 million, in each case at a price per Common Unit equal to the price per share paid by the underwriters for shares of our Class A common stock in the IPO.
Acquisitions
Acquisitions during the quarter ended December 31, 2018
During the three months ended December 31, 2018, the Company completed the acquisitions of two unrelated businesses. The acquisitions expanded our software offerings in the public sector vertical market and provided technology that enhances our Burton Platform. Total net purchase consideration was $25.0 million, which included $21.0 million of cash consideration funded with proceeds from our revolving line of credit and $4.0 million of contingent consideration.
Acquisitions during the quarter ended December 31, 2017
During the three months ended December 31, 2017, the Company completed the acquisitions of two unrelated businesses. On October 31, 2017, we acquired all of the outstanding stock of San Diego Cash Register Company, Inc. (“SDCR, Inc.”). We acquired SDCR, Inc. to expand our presence within the integrated POS market. We used proceeds from our Senior Secured Credit Facility and the issuance of $0.1 million of common units in i3 Verticals, LLC to fund the net purchase consideration of $20.8 million, including $0.7 million of contingent consideration. The Company also completed the acquisition of one additional business, which was considered individually immaterial.

The results of operations of these acquired businesses have been included in our financial statements since the applicable acquisition date. For additional information, see Note 3 to our condensed consolidated financial statements.

Our Revenue and Expenses
Revenues
We generate revenue primarily from payment processing services provided to clients, which principally include but are not limited to volume-based fees (“discount fees”), and to a lesser extent, software licensing subscriptions, ongoing support and other POS-related solutions that we provide to our clients directly and through our distribution partners. Volume-based fees represent a percentage of the dollar amount of each credit or debit transaction processed. Revenues are also derived from a variety of fixed transaction or service fees, including authorization fees, convenience fees, statement fees, annual fees and fees for other miscellaneous services, such as handling chargebacks.
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
Interest expense, net. Our interest expense consists of interest on our outstanding indebtedness under our Senior Secured Credit Facility and amortization of debt issuance costs.
How We Assess Our Business
Merchant Services
Our Merchant Services segment provides comprehensive payment solutions to businesses and organizations. Our Merchant Services segment provides third-party integrated payment solutions as well as traditional payment services across our strategic vertical markets.

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
For additional information on our segments, see Note 11 to our condensed consolidated financial statements.
Key Operating Metrics
We evaluate our performance through key operating metrics, including:
•the dollar volume of payments our clients process through us (“payment volume”);
•the portion of our payment volume that is produced by integrated transactions; and
•period-to-period payment volume attrition.
Our payment volume for the three months ended December 31, 2018 and 2017 was $2.9 billion and $2.8 billion, respectively, representing a period-to-period growth rate of 4.1%. We focus on volume, because it is a reflection of the scale and economic activity of our client base and because a significant part of our revenue is derived as a percentage of our clients’ dollar volume receipts. Payment volume reflects the addition of new clients and same store payment volume growth of existing clients, partially offset by client attrition during the period.
Integrated payments represent payment transactions that are generated in situations where payment technology is embedded within our own proprietary software, a client’s software or critical business process. We evaluate the portion of our payment volume that is produced by integrated transactions because we believe the convergence of software and payments is a significant trend impacting our industry. We believe integrated payments create stronger client relationships with higher payment volume retention and growth. Integrated payments grew to 46% of our payment volume for the three months ended December 31, 2018 from 42% for the three months ended December 31, 2017.
We measure period-to-period payment volume attrition as the change in card-based payment volume for all clients that were processing with us for the same period in the prior year. We exclude from our calculations payment volume from new clients added during the period. We experience attrition in payment volume as a result of several factors, including business closures, transfers of clients’ accounts to our competitors and account closures that we initiate due to heightened credit risks. During the three months ended December 31, 2018, we experienced approximately 1% net volume attrition per month.

Results of Operations
Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017
The following table presents our historical results of operations for the periods indicated:

	Three months ended December 31,		Change
(in thousands)	2018	2017	Amount	%

Revenue	$84,868	$77,221	$7,647	9.9%

Operating expenses
Interchange and network fees	55,829	52,238	3,591	6.9%
Other costs of services	9,790	9,553	237	2.5%
Selling general and administrative	12,516	8,845	3,671	41.5%
Depreciation and amortization	3,552	2,856	696	24.4%
Change in fair value of contingent consideration	(349)	382	(731)	n/m
Total operating expenses	81,338	73,874	7,464	10.1%

Income from operations	3,530	3,347	183	5.5%

Other expenses
Interest expense, net	914	2,387	(1,473)	(61.7)%
Change in fair value of warrant liability	—	1,681	(1,681)	n/m
Total other expenses	914	4,068	(3,154)	(77.5)%

Income (loss) before income taxes	2,616	(721)	3,337	n/m

Provision for (benefit from) income taxes	265	(389)	654	(168.1)%

Net income (loss)	2,351	(332)	2,683	n/m

Net income attributable to non-controlling interest	2,173	—	2,173	n/m
Net income (loss) attributable to i3 Verticals, Inc.	$178	$(332)	$510	n/m
n/m = not meaningful
Revenue
Revenue increased $7.6 million, or 9.9%, to $84.9 million for the three months ended December 31, 2018 from $77.2 million for the three months ended December 31, 2017. This increase was principally driven by acquisitions completed during the 2019 and 2018 fiscal years. These acquisitions contributed an incremental $5.5 million to our revenue for the three months ended December 31, 2018. The remaining $2.1 million of increased revenue was due primarily to an increase in payment volume.
Revenue related to a subset of merchant contracts purchased in 2014 and 2017 (“Purchased Portfolios”), which have a higher rate of revenue attrition and payment volume attrition than the rest of our business, decreased $1.5 million, or 27.9%, to $3.8 million for the three months ended December 31, 2018 from $5.3 million for the three months ended December 31, 2017. Excluding revenues from the Purchased Portfolios, revenue grew $9.1 million, or 12.7%, to $81.0 million for the three months ended December 31, 2018 from $71.9 million for the three months ended December 31, 2017.

Revenue within Merchant Services increased $5.0 million, or 6.9%, to $77.7 million for the three months ended December 31, 2018 from $72.7 million for the three months ended December 31, 2017. This increase was principally driven by acquisitions completed during the 2019 and 2018 fiscal years. These acquisitions contributed an incremental $3.4 million to our revenue within Merchant Services for the three months ended December 31, 2018. The remaining $1.6 million of increased revenue was due primarily to an increase in payment volume.
Revenue within Proprietary Software and Payments increased $2.6 million, or 57.7%, to $7.2 million for the three months ended December 31, 2018 from $4.5 million for the three months ended December 31, 2017. This increase was principally driven by acquisitions completed during the 2019 and 2018 fiscal years. These acquisitions contributed an incremental $2.1 million to our revenue within Proprietary Software and Payments for the three months ended December 31, 2018. The remaining $0.5 million of increased revenue was due primarily to an increase in payment volume.
Payment volume increased $0.1 billion, or 4.1%, to $2.9 billion for the three months ended December 31, 2018 from $2.8 billion for the three months ended December 31, 2017.
Interchange and Network Fees
Interchange and network fees increased $3.6 million, or 6.9%, to $55.8 million for the three months ended December 31, 2018 from $52.2 million for the three months ended December 31, 2017. Acquisitions completed during the 2019 and 2018 fiscal years contributed an incremental $1.6 million to our interchange and network fees for the three months ended December 31, 2018. The remaining $2.0 million of increased interchange and network fees was due primarily to an increase in payment volume.
Interchange and network fees related to the Purchased Portfolios decreased $0.7 million, or 27.4%, to $1.8 million for the three months ended December 31, 2018 from $2.5 million for the three months ended December 31, 2017. Excluding interchange and network fees from these Purchased Portfolios, interchange and network fees grew $4.3 million, or 8.6%, to $54.0 million for the three months ended December 31, 2018 from $49.7 million for the three months ended December 31, 2017.
Interchange and network fees within Merchant Services increased $3.3 million, or 6.5%, to $54.4 million for the three months ended December 31, 2018 from $51.0 million for the three months ended December 31, 2017. Interchange and network fees within Proprietary Software and Payments increased $0.3 million, or 22.9%, to $1.5 million for the three months ended December 31, 2018 from $1.2 million for the three months ended December 31, 2017.
Other Costs of Services
Other costs of services increased $0.2 million, or 2.5%, to $9.8 million for the three months ended December 31, 2018 from $9.6 million for the three months ended December 31, 2017. This increase was driven by acquisitions completed during the 2019 and 2018 fiscal years. These acquisitions contributed an incremental $0.6 million to our other costs of services for the three months ended December 31, 2018. The increase from acquisitions was partially offset by decreases in third-party processing costs.
Other costs of services within Merchant Services increased $0.3 million, or 2.8%, to $9.4 million for the three months ended December 31, 2018 from $9.1 million for the three months ended December 31, 2017.
Other costs of services within Proprietary Software and Payments was unchanged at $0.4 million for the three months ended December 31, 2018 and 2017.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $3.7 million, or 41.5%, to $12.5 million for the three months ended December 31, 2018 from $8.8 million for the three months ended December 31, 2017. This increase was primarily driven by an increase in employment costs of $3.0 million due to an increase in stock compensation expense and an increase in headcount resulting from acquisitions and additions to corporate staff. Increases in software and technological services, insurance and professional services comprised the remainder of the increase.

Depreciation and Amortization
Depreciation and amortization increased $0.7 million, or 24.4%, to $3.6 million for the three months ended December 31, 2018 from $2.9 million for the three months ended December 31, 2017. Amortization expense increased $0.6 million to $3.3 million for the three months ended December 31, 2018 from $2.7 million for the three months ended December 31, 2017 primarily due to acquisitions completed during the three months ended December 31, 2018. Depreciation expense increased $0.1 million to $0.3 million for the three months ended December 31, 2018 from $0.2 million for the three months ended December 31, 2017.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a benefit of $0.3 million for the three months ended December 31, 2018 primarily due to the shortfalls from expectations for some of our acquisitions. The change in fair value of contingent consideration for the three months ended December 31, 2017 was a charge of $0.4 million.
Interest Expense, net
Interest expense, net, decreased $1.5 million, or 61.7%, to $0.9 million for the three months ended December 31, 2018 from $2.4 million for the three months ended December 31, 2017. The decrease reflects principal payments on our Senior Secured Credit Facility and a decrease in the interest rate on the Senior Secured Credit Facility, as well as payment of all of the outstanding aggregate principal balance and accrued interest on the notes payable to the lenders under our Mezzanine Notes and unsecured notes payable to related and unrelated creditors in connection with the Reorganization Transactions in the second quarter of fiscal year 2018.
Change in Fair Value of Warrant Liability
The change in fair value of our warrant liabilities corresponds to the value of the warrants issued in connection with our Mezzanine Notes. The warrants were exercised in June 2018 in conjunction with our IPO. The change in fair value of the warrant liabilities was a charge of $1.7 million for the three months ended December 31, 2017.
Provision for Income Taxes
The provision for income taxes increased to $0.3 million for the three months ended December 31, 2018 from a benefit of $0.4 million for the three months ended December 31, 2017. The provision for income taxes consists primarily of provisions for state income taxes and, for certain subsidiaries of i3 Verticals, LLC which are corporations, provisions for federal income taxes. Our effective tax rate was 10% for the three months ended December 31, 2018. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company. The income of minority owned i3 Verticals, LLC is not taxed and the separate loss of the Company has minimal tax effect due to the allocations from i3 Verticals, LLC.
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

Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash from operating activities. As of December 31, 2018, we had $0.9 million of cash and cash equivalents and available borrowing capacity of $88.5 million under our Senior Secured Credit Facility. We usually minimize cash balances by making payments on our revolving line of credit to minimize borrowings and interest expense.
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
Cash Flows
The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.
Three Months Ended December 31, 2018 and 2017

	Three months ended December 31,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$6,072	$5,868
Net cash used in investing activities	$(22,026)	$(21,990)
Net cash provided by financing activities	$16,270	$16,603
Cash Flow from Operating Activities
Net cash provided by operating activities increased $0.2 million to $6.1 million for the three months ended December 31, 2018 from $5.9 million for the three months ended December 31, 2017. The increase in net cash provided by operating activities included an increase in net income, from a net loss, of $2.7 million offset by a $1.7 million decrease in the change in the fair value of warrant liabilities. Depreciation and amortization expense increased $0.7 million, equity-based compensation increased $1.0 million, and we experienced a reduction of $0.5 million in benefit from income taxes from the revaluation of deferred taxes related to the federal tax reform enacted on December 22, 2017. These increases were partially offset by a non-cash contingent consideration benefit from a decrease in the original estimate change of $0.7 million. Operating assets and liabilities decreased $2.2 million primarily driven by a $1.0 million decrease in accounts payable, a $0.9 million decrease in contingent consideration paid in excess of original estimates and a $0.6 million decrease in accrued liabilities, partially offset by a $0.2 million increase in deferred revenue for the three months ended December 31, 2018 compared to the three months ended December 31, 2017.
Cash Flow from Investing Activities
Net cash used in investing activities remained consistent at $22.0 million for the three months ended December 31, 2018 and 2017. The largest driver of cash used in investing activities for both periods was cash used in acquisitions, net of cash acquired. For the three months ended December 31, 2018, we used $21.0 million of cash for acquisitions, net of cash acquired. For the three months ended December 31, 2017, we used $20.9 million of cash for acquisitions, net of cash acquired.

Cash Flow from Financing Activities
Net cash provided by financing activities decreased $0.3 million to $16.3 million for the three months ended December 31, 2018 from $16.6 million for the three months ended December 31, 2017. The decrease in net cash provided by financing activities was primarily the result of proceeds from the revolving credit facility for the three months ended December 31, 2018 of $25.0 million, or approximately $2.2 million less than the proceeds from the revolving credit facility and notes payable to banks of $27.2 million, in the aggregate, for the three months ended December 31, 2017. The decrease in cash provided by financing activities is partially offset by a decrease in payments on our revolving credit facility to $6.8 million for the three months ended December 31, 2018 from $8.6 million for the three months ended December 31, 2017.
Senior Secured Credit Facility
On October 30, 2017, we entered into a new credit facility (the “Senior Secured Credit Facility”). Bank of America Corporation serves as administrative agent with Bank of America Corporation, Wells Fargo & Co. and Fifth Third Bank serving as joint lead arrangers and joint bookrunners. The Senior Secured Credit Facility consists of $40.0 million in term loans and a $110.0 million revolving line of credit. For a summary of the Senior Secured Credit Facility, please refer to Note 5 to the accompanying condensed consolidated financial statements and to “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of our Form 10-K. As of December 31, 2018, we had $33.8 million of term loans outstanding and $88.5 million of available capacity under our revolving line of credit.

Contractual Obligations
The following table summarizes our contractual obligations and commitments as of December 31, 2018 related to leases and borrowings:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(in thousands)
Processing minimums(1)	$14,737	$2,620	$5,743	$6,155	$219
Facility leases	9,046	2,099	3,357	2,579	1,011
Senior Secured Credit Facility and related interest(2)	60,582	6,741	12,749	41,092	—
Contingent consideration(3)	8,050	6,254	1,796	—	—
Total	$92,415	$17,714	$23,645	$49,826	$1,230
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
2.We estimated interest payments through the maturity of our Senior Secured Credit Facility by applying the interest rate of 5.09% in effect on our term loan as of December 31, 2018, plus an unused fee rate of 0.15%.
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
Tax Receivable Agreement
We are a party to a Tax Receivable Agreement with i3 Verticals, LLC and each of the Continuing Equity Owners, as described in Note 6 of our condensed consolidated financial statements. As a result of the Tax Receivable Agreement, we have been required to establish a liability in our condensed consolidated financial statements. That liability, which will increase upon the redemptions or exchanges of Common Units for our Class A common stock, generally represents 85% of the estimated future tax benefits, if any, relating to the increase in tax basis associated with the Common Units we received as a result of the Reorganization Transactions and other redemptions or exchanges by holders of Common Units. If this election is made, the accelerated payment will be based on the present value of 100% of the estimated future tax benefits and, as a result, the associated liability reported on our condensed consolidated financial statements may be increased. We expect that the payments required under the Tax Receivable Agreement will be substantial. The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges by the holders of Common Units, the price of our Class A common stock at the time of the redemption or exchange, whether such redemptions or exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable as well as the portion of our payments under the Tax Receivable Agreement constituting imputed interest. We intend to fund the payment of the amounts due under the Tax Receivable Agreement out of the cash savings that we actually realize in respect of the attributes to which Tax Receivable Agreement relates.
As of December 31, 2018, we recognized liabilities related to the Tax Receivable Agreement of $0.8 million.

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
As of December 31, 2018, there have been no significant changes to our critical accounting estimates disclosed in the Form 10-K filed with the SEC on December 7, 2018 except as described in Note 2 to our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements
As of December 31, 2018, there have been no significant changes to our recently issued accounting pronouncements disclosed in the Form 10-K filed with the SEC on December 7, 2018, except as described in Note 2 to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Senior Secured Credit Facility consists of term loans in the original principal amount of $40.0 million and a $110.0 million revolving line of credit. The Senior Secured Credit Facility accrues interest, payable monthly, at the prime rate plus a margin of 0.50% to 2.00% (0.50% as of December 31, 2018) or at the 30-day LIBOR rate plus a margin of 2.75% to 4.00% (2.75% as of December 31, 2018), in each case depending on the ratio of consolidated debt-to-EBITDA, as defined in the agreement. Additionally, the Senior Secured Credit Facility requires the Company to pay unused commitment fees of up to 0.15% to 0.30% (0.15% as of December 31, 2018) on any undrawn amounts under the revolving line of credit. The maturity date of the Senior Secured Credit Facility is October 30, 2022. Principal payments of $1.3 million are due on the last day of each calendar quarter until the maturity date, when all outstanding principal and accrued and unpaid interest are due. At December 31, 2018, there was $88.5 million available for borrowing under the revolving line of credit.
As of December 31, 2018, we had borrowings outstanding of $55.3 million under the Senior Secured Credit Facility. A 1.0% increase or decrease in the interest rate applicable to such borrowing (which is the LIBOR rate) would have a $0.6 million impact on the results of the business.
Foreign Currency Exchange Rate Risk
Invoices for our services are denominated in U.S. dollars. We do not expect our future operating results to be significantly affected by foreign currency transaction risk.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective (at the reasonable assurance level) to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be included in this report was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings
The information required with respect to this item can be found in Note 9 to the accompanying unaudited condensed consolidated financial statements contained in this report and is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Form 10-K for the fiscal year ended September 30, 2018 filed with the SEC on December 7, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6.    Exhibit Index

Exhibit Number	Exhibit Description

3.1
Amended and Restated Certificate of Incorporation of i3 Verticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2018) (File No. 001-38532).

3.2	Amended and Restated Bylaws of i3 Verticals, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2018) (File No. 001-38532).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
____________________
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

i3 Verticals, Inc.

		By:	/s/ Clay Whitson
Clay Whitson
Chief Financial Officer

Date:	February 14, 2019