Form 10-Q
period 2019-03-31
i3 Verticals, Inc.
filed 2019-05-14
CIK 1728688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 Par Value	IIIV	Nasdaq Global Select Market

As of May 14, 2019, there were 9,192,030 outstanding shares of Class A common stock, $0.0001 par value per share, and 17,112,164 outstanding shares of Class B common stock, $0.0001 par value per share.

PART I. - FINANCIAL INFORMATION
Item 1.    Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	September 30,
	2019	2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,393	$572
Accounts receivable, net	11,703	12,500
Settlement assets	439	863
Prepaid expenses and other current assets	3,246	2,630
Total current assets	16,781	16,565

Property and equipment, net	3,055	2,958
Restricted cash	666	665
Capitalized software, net	7,041	3,372
Goodwill	104,651	83,954
Intangible assets, net	82,661	66,023
Other assets	3,644	1,605
Total assets	$218,499	$175,142

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$3,359	$4,114
Current portion of long-term debt	5,000	5,000
Accrued expenses and other current liabilities	15,588	11,538
Settlement obligations	439	863
Deferred revenue	4,413	4,927
Total current liabilities	28,799	26,442

Long-term debt, less current portion and debt issuance costs, net	70,241	31,776
Other long-term liabilities	4,724	4,726
Total liabilities	103,764	62,944

Commitments and contingencies (see Note 9)
Stockholders' equity
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2019 and September 30, 2018	—	—
Class A common stock, par value $0.0001 per share, 150,000,000 shares authorized; 9,192,030 and 9,112,042 shares issued and outstanding as of March 31, 2019 and September 30, 2018, respectively	1	1
Class B common stock, par value $0.0001 per share, 40,000,000 shares authorized; 17,112,164 and 17,213,806 shares issued and outstanding as of March 31, 2019 and September 30, 2018, respectively	2	2
Additional paid-in-capital	41,284	38,562
Accumulated (deficit) earnings	(188)	736
Total Stockholders' equity	41,099	39,301
Non-controlling interest	73,636	72,897
Total equity	114,735	112,198
Total liabilities and stockholders' equity	$218,499	$175,142
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018

Revenue	$85,394	$77,699	$170,262	$154,920

Operating expenses
Interchange and network fees	54,685	50,634	110,514	102,872
Other costs of services	10,193	9,505	19,983	19,058
Selling general and administrative	14,319	10,197	26,835	19,041
Depreciation and amortization	3,898	3,020	7,450	5,876
Change in fair value of contingent consideration	2,502	1,747	2,153	2,129
Total operating expenses	85,597	75,103	166,935	148,976

Income from operations	(203)	2,596	3,327	5,944

Other expenses
Interest expense, net	1,155	2,618	2,069	5,006
Change in fair value of warrant liability	—	6,564	—	8,245
Total other expenses	1,155	9,182	2,069	13,251

(Loss) income before income taxes	(1,358)	(6,586)	1,258	(7,307)

(Benefit from) provision for income taxes	(136)	250	129	(139)

Net (loss) income	(1,222)	(6,836)	1,129	(7,168)

Net income attributable to non-controlling interest	(120)	—	2,053	—
Net (loss) income attributable to i3 Verticals, Inc.	$(1,102)	$(6,836)	$(924)	$(7,168)

Net loss per share attributable to Class A common stockholders(1):
Basic	$(0.12)		$(0.10)
Diluted	$(0.12)		$(0.10)
Weighted average shares of Class A common stock outstanding(1):
Basic	8,887,050		8,849,431
Diluted	8,887,050		8,849,431
__________________________
1.Basic and diluted net income per Class A common stock are presented only for the period after the Company’s Reorganization Transactions. See Note 1 for a description of the Reorganization Transactions. See Note 13 for the calculation of income per common share.
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2018	9,112,042	$1	17,213,806	$2	$38,562	$736	$72,897	$112,198
Equity-based compensation	—	—	—	—	951	—	—	951
Forfeitures of restricted Class A common stock	(4,010)	—	—	—	—	—	—	—
Net (loss) income	—	—	—	—	—	178	2,173	2,351
Distributions to non-controlling interest holders	—	—	—	—	—	—	(934)	(934)
Balance at December 31, 2018	9,108,032	$1	17,213,806	$2	$39,513	$914	$74,136	$114,566
Equity-based compensation	—	—	—	—	1,363	—	—	1,363
Forfeitures of restricted Class A common stock	(17,644)	—	—	—	—	—	—	—
Net (loss) income	—	—	—	—	—	(1,102)	(120)	(1,222)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(89)	(89)
Redemption of common units in i3 Verticals, LLC	101,642	—	(101,642)	—	291	—	(291)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	117	—	—	117
Balance at March 31, 2019	9,192,030	$1	17,112,164	$2	$41,284	$(188)	$73,636	$114,735
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED) (CONTINUED)
(In thousands)

	Class A Units	Common Units	Class P Units	Accumulated Deficit	Total Members' Equity
Balance at September 30, 2017	$34,924	$1,240	$—	$(33,018)	$3,146
Preferred returns on Class A Units	774	—	—	(774)	—
Preferred returns on Redeemable Class A Units	—	—	—	(168)	(168)
Issuance of Common Units	—	104	—	—	104
Net loss	—	—	—	(332)	(332)
Balance at December 31, 2017	$35,698	$1,344	$—	$(34,292)	$2,750
Preferred returns on Class A Units	898	—	—	(898)	—
Preferred returns on Redeemable Class A Units	—	—	—	(209)	(209)
Net loss	—	—	—	(6,836)	(6,836)
Balance at March 31, 2018	$36,596	$1,344	$—	$(42,235)	$(4,295)

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$1,129	$(7,168)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,450	5,876
Equity-based compensation	2,314	—
Provision for doubtful accounts	58	61
Amortization of deferred financing costs	465	465
Loss on disposal of assets	8	5
(Benefit from) provision for deferred income taxes	—	(468)
Non-cash change in fair value of warrant liability	—	8,245
Increase in non-cash contingent consideration expense from original estimate	2,153	2,129
Changes in operating assets:
Accounts receivable	2,808	1,460
Prepaid expenses and other current assets	(584)	904
Other assets	(1,259)	(1,567)
Changes in operating liabilities:
Accounts payable	(755)	(311)
Accrued expenses and other current liabilities	852	2,712
Deferred revenue	(1,612)	(2,085)
Other long-term liabilities	(43)	149
Contingent consideration paid in excess of original estimates	(1,560)	(814)
Net cash provided by operating activities	11,424	9,593

Cash flows from investing activities:
Expenditures for property and equipment	(312)	(1,005)
Expenditures for capitalized software	(782)	(483)
Purchases of merchant portfolios and residual buyouts	(2,582)	(954)
Acquisitions of businesses, net of cash acquired	(41,224)	(26,862)
Acquisition of other intangibles	(45)	(802)
Net cash used in investing activities	(44,945)	(30,106)
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Six months ended March 31,
	2019	2018
Cash flows from financing activities:
Proceeds from revolving credit facility	52,500	15,500
Payments of revolving credit facility	(12,000)	(16,350)
Proceeds from notes payable to banks	—	24,671
Payments of notes payable to banks	(2,500)	(2,500)
Payment of debt issuance costs	—	(261)
Payment of equity issuance costs for Class A unit issuances	—	(846)
Cash paid for contingent consideration	(2,634)	(250)
Required distributions to members for tax obligations	(1,023)	—
Net cash provided by financing activities	34,343	19,964

Net increase (decrease) in cash, cash equivalents, and restricted cash	822	(549)
Cash, cash equivalents, and restricted cash at beginning of period	1,237	1,968
Cash, cash equivalents, and restricted cash at end of period	$2,059	$1,419

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,557	$6,000
Cash paid for income taxes	$1,925	$205
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
•As of March 31, 2019, i3 Verticals, Inc. owned 34.9% of the economic interest in i3 Verticals, LLC.
•As of March 31, 2019, the Continuing Equity Owners owned Common Units in i3 Verticals, LLC representing approximately 65.1% of the economic interest in i3 Verticals, LLC, shares of Class A common stock in the Company representing approximately 0.9% of the economic interest and voting power in the Company, and shares of Class B common stock in i3 Verticals, Inc., representing approximately 65.1% of the voting power in the Company.
•The Continuing Equity Owners who own Common Units in i3 Verticals, LLC may redeem at each of their options (subject in certain circumstances to time-based vesting requirements) their Common Units for, at the election of i3 Verticals, LLC, cash or newly-issued shares of the Company's Class A common stock.
•Combining the Class A common stock and Class B common stock, the Continuing Equity Owners hold approximately 66.0% of the economic interest and voting power in i3 Verticals, Inc.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the reporting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the unaudited condensed consolidated financial statements of the Company and its subsidiaries as of March 31, 2019 and for the three and six months ended March 31, 2019 and 2018. The results of operations for the three and six months ended March 31, 2019 and 2018 are not necessarily indicative of the operating results for the full year. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the Company's consolidated financial statements and related footnotes for the years ended September 30, 2018 and 2017, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018.
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

	March 31, 2019	March 31, 2018
Cash and cash equivalents on condensed consolidated balance sheet	$1,393	$755
Restricted cash	666	664
Total cash, cash equivalents and restricted cash on condensed consolidated statement of cash flows	$2,059	$1,419
Inventories
Inventories consist of point-of-sale equipment to be sold to customers and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Inventories were $1,469 and $930 at March 31, 2019 and September 30, 2018, respectively, and are included within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
Acquisitions
Business acquisitions have been recorded using the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. When relevant, the fair value of contingent consideration included in an acquisition is calculated using a Monte Carlo simulation. The fair value of merchant relationships and non-compete assets acquired is identified using the Income Approach. The fair values of trade names and internally-developed software acquired are identified using the Relief from Royalty Method. The fair value of deferred revenue is identified using the Adjusted Fulfillment Cost Method. After the purchase price has been allocated, goodwill is recorded to the extent the total consideration paid for the acquisition, including the acquisition date fair value of contingent consideration, if any, exceeds the sum of the fair values of the separately identifiable acquired assets and assumed liabilities. Acquisition costs for business combinations are expensed when incurred and recorded in selling general and administrative expenses in the accompanying condensed consolidated statements of operations.
An acquisition not meeting the accounting criteria to be accounted for as a business combination is accounted for as an asset acquisition. An asset acquisition is recorded at its purchase price, inclusive of acquisition costs, which is allocated among the acquired assets and assumed liabilities based upon their relative fair values at the date of acquisition.
The operating results of an acquisition are included in the Company’s condensed consolidated statements of operations from the date of such acquisition. Acquisitions completed during the six months ended March 31, 2019 contributed $3,671 and $(2,519) to revenue and net loss, respectively, to the results in the Company's condensed consolidated statements of operations for the six months then ended.
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
More than 85% of the Company's gross revenue for the six months ended March 31, 2019 and 2018 is derived from volume-based payment processing fees (“discount fees”) and other related fixed transaction or service fees. The remainder is comprised of sales of software licensing subscriptions, ongoing support, and other POS-related solutions the Company provides to its clients directly and through its processing bank relationships.
Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed. Discount fees are recognized at the time the merchants’ transactions are processed. The Company follows the requirements of ASC 605-45 Revenue Recognition—Principal Agent Considerations, in determining its merchant processing services revenue reporting. Generally, when the Company has control over merchant pricing, merchant portability, credit risk and ultimate responsibility for the merchant relationship, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange fees paid to card issuing banks and assessments paid to payment card networks pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Revenues generated from merchant portfolios when the Company does not have control over merchant pricing, liability for merchant losses or credit risk or rights of portability are reported net of interchange and other fees.
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
Revenues from sales of the Company’s software licensing subscriptions are recognized when they are realized or realizable and earned. Contractual arrangements are evaluated for indications that multiple element arrangements may exist, including instances in which more-than-incidental software deliverables are included. Arrangements may contain multiple elements, such as hardware, software products, maintenance, and professional installation and training services. Revenues are allocated to each element based on the selling price hierarchy. The selling price for a deliverable is based on vendor specific objective evidence of selling price, if available, third party evidence, or estimated selling price. The Company establishes estimated selling price, based on the judgment of the Company's management, considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. In arrangements with multiple elements, the Company determines allocation of the transaction price at inception of the arrangement based on the relative selling price of each unit of accounting.
In multiple element arrangements in which more-than-incidental software deliverables are included, the Company applies the residual method to determine the amount of software license revenues to be recognized. Under the residual method, if fair value exists for undelivered elements in a multiple-element arrangement, such fair value of the undelivered elements is deferred with the remaining portion of the arrangement consideration recognized upon delivery of the software license or services arrangement. The Company allocates the fair value of each element of a software-related multiple-element arrangement based upon its fair value as determined by vendor specific objective evidence of selling price, with any remaining amount allocated to the software license. If evidence of the fair value cannot be established for the undelivered elements of a software arrangement, then the entire amount of revenue under the arrangement is deferred until these elements have been delivered or objective evidence can be established. These amounts, if any, are included in deferred revenue in the condensed consolidated balance sheets. Revenues related to software licensing subscriptions, maintenance or other support services with terms greater than one month are recognized ratably over the term of the agreement.
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
Interchange and Network Fees and Other Cost of Services
Interchange and network fees consist primarily of fees that are directly related to discount fee revenue. These include interchange fees paid to issuers and assessment fees payable to card associations, which are a percentage of the processing volume the Company generates from Visa and Mastercard, as well as fees charged by card-issuing banks. Other costs of services include costs directly attributable to processing and bank sponsorship costs, which may not be based on a percentage of volume. These costs also include related costs such as residual payments to sales groups, which are based on a percentage of the net revenues generated from merchant referrals. In certain merchant processing bank relationships, the Company is liable for chargebacks against a merchant equal to the volume of the transaction. Losses resulting from chargebacks against a merchant are included in other cost of services on the accompanying condensed consolidated statement of operations. The Company evaluates its risk for such transactions and estimates its potential loss from chargebacks based primarily on historical experience and other relevant factors. The reserve for merchant losses is included within accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets. The cost of equipment sold is also included in other cost of services. Interchange and other costs of services are recognized at the time the merchant's transactions are processed.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This ASU amends the existing guidance by recognizing all leases, including operating leases, with a term longer than twelve months on the balance sheet and disclosing key information about the lease arrangements. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. As a public business entity, the Company is an emerging growth company and has elected to use the extended transition period provided for such companies. As a result, the Company will not be required to adopt this ASU until October 1, 2020. The update requires modified retrospective transition, with the option to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment and elect various practical expedients. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which narrows aspects of the guidance issued in the amendments in ASU 2016-02, and ASU 2018-11, Leases—Targeted Improvements (Topic 842), by allowing lessees and lessors to recognize and measure existing leases at the beginning of the period of adoption without modifying the comparative period financial statements (which therefore will remain under prior GAAP, Topic 840, Leases). In December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors, which clarifies or simplifies certain narrows aspects of the guidance issued in the amendments in ASU 2016-02 for lessors. Since the Company has not yet adopted ASU 2016-02, the effective date and transition requirements will be the same as the effective date and transition requirements in ASU 2016-02. In March 2019, the FASB issued ASU 2019-01, Codification

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
Improvements, which clarifies certain aspects of the guidance issued in the amendments in ASU 2016-02. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of these principles on the Company’s condensed consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (Topic 606) (“ASU 2014-09”). The ASU supersedes the revenue recognition requirements in ASC 605. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard, as amended, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. As an emerging growth company, the Company will not be required to adopt this ASU until October 1, 2019. The amendment allows companies to use either a full retrospective or a modified retrospective approach to adopt this ASU. The FASB issued updates and clarifications to ASU 2014-09, including ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Gross versus Net) issued in March 2016, ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing issued in April 2016 and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients issued in May 2016. Since the Company has not yet adopted ASU 2014-09, the effective date and transition requirements of the related ASUs will be the same as the effective date and transition requirements in ASU 2014-09.
The Company has formed a project team, is developing a plan for adoption and is determining the impact on its revenue recognition policies, procedures and control framework and the resulting impact on its consolidated financial position, results of operations and cash flows. The Company has reviewed revenue sources and evaluated revenue populations by type to determine the appropriate distribution into portfolios that will result in materially consistent conclusions as if each revenue type was evaluated on a contract-by-contract basis under the new standard. The analysis of these portfolios is ongoing. This ASU could have a material impact on the amounts presented in certain categories on our consolidated statements of operations, but we do not expect it to have a material effect on our consolidated financial position, results of operations and cash flows. This analysis is subject to change as the Company continues to refine its assessment of the standard. The Company anticipates adopting this ASU on October 1, 2019 using the modified retrospective approach.

3. ACQUISITIONS
On January 14, 2019, the Company made an investment of $1,000 in the equity of a hospitality software and payments company. The acquired asset is accounted for as a cost method investment.
During the six months ended March 31, 2019, the Company also acquired the following intangible assets and businesses:
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
During the six months ended March 31, 2019, the Company purchased $2,582 in residual buyouts using a combination of cash on hand and borrowings on the Company's revolving line of credit. The acquired residual buyout intangible assets have a weighted-average amortization period of seven years.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
Business Combinations
During the six months ended March 31, 2019, the Company completed the acquisitions of four unrelated businesses. These four acquisitions expanded the Company’s software offerings in the public sector vertical market, provided technology that enhances the Company’s Burton Platform and expanded the Company's merchant base. Total purchase consideration was $45,829, including $41,224 in revolving line of credit proceeds and $4,605 of contingent consideration. Certain of the purchase price allocations assigned for these acquisitions are preliminary.
The goodwill associated with the acquisitions of the four businesses is deductible for tax purposes. The acquired merchant relationships intangible assets have estimated amortization periods of between thirteen and sixteen years. The non-compete agreement and trade names have weighted-average amortization periods of three and six years, respectively. The weighted-average amortization period for all intangibles acquired is fifteen years. The acquired capitalized software has an estimated amortization period of six years.
Acquisition-related costs for these businesses amounted to approximately $372 and were expensed as incurred.
Certain provisions in the purchase agreements provide for additional consideration of up to $15,100, in the aggregate, to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreements, through no later than February 2021. The Company determined the acquisition date fair values of the liabilities for the contingent consideration based on discounted cash flow analyses. In each subsequent reporting period, the Company will reassess its current estimates of performance relative to the targets and adjust the contingent liabilities to their fair values through earnings. See additional disclosures in Note 7.
Summary of Business Combinations
The preliminary fair values assigned to certain assets and liabilities assumed, as of the acquisition dates, during the six months ended March 31, 2019 were as follows:

Accounts receivable	$2,099
Inventories	26
Prepaid expenses and other current assets	7
Property and equipment	301
Capitalized software	4,000
Acquired merchant relationships	19,200
Non-compete agreements	40
Trade name	600
Goodwill	20,666
Total assets acquired	46,939

Accrued expenses and other current liabilities	12
Deferred revenue, current	1,098
Net assets acquired	$45,829
Pro Forma Results of Operations for Business Combinations
The following unaudited supplemental pro forma results of operations have been prepared as though each of the businesses that were acquired during the six month period ended March 31, 2019 had occurred on October 1, 2017. Pro forma adjustments were made to reflect the impact of depreciation and amortization, changes to

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
executive compensation and the revised debt load, all in accordance with ASC 805. This supplemental pro forma information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made on these dates, or of results of operations that may occur in the future.

	Six months ended March 31,
	2019	2018
Revenue	$173,098	$163,213
Net income (loss)	$1,417	$(5,905)

4. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill are as follows:

	Merchant Services	Proprietary Software and Payments	Other	Total
Balance at September 30, 2018 (net of accumulated impairment losses of $11,458, $0 and $0, respectively)	$69,666	$14,288	$—	$83,954
Goodwill attributable to acquisition activity during the six months ended March 31, 2019(1)	2,284	18,413	—	20,697
Balance at March 31, 2019	$71,950	$32,701	$—	$104,651
____________________
1.Includes $31 of measurement period adjustments related to acquisitions in the previous fiscal year.
Intangible assets consisted of the following as of March 31, 2019:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Merchant relationships	$113,991	$(38,468)	$75,523	12 to 16 years – accelerated or straight-line
Non-compete agreements	1,930	(745)	1,185	2 to 5 years – straight-line
Website development costs	63	(22)	41	3 years – straight-line
Trade names	4,317	(2,359)	1,958	2 to 7 years – straight-line
Residual buyouts	4,625	(1,425)	3,200	2 to 8 years – straight-line
Referral and exclusivity agreements	915	(193)	722	1 to 10 years – straight-line
Total finite-lived intangible assets	125,841	(43,212)	82,629

Indefinite-lived intangible assets:
Trademarks	32	—	32
Total identifiable intangible assets	$125,873	$(43,212)	$82,661

Amortization expense for intangible assets amounted to $3,019 and $5,821 during the three and six months ended March 31, 2019, respectively, and $2,370 and $4,630 during the three and six months ended March 31, 2018, respectively.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
Based on net carrying amounts at March 31, 2019, the Company's estimate of future amortization expense for intangible assets are presented in the table below for fiscal years ending September 30:

2019 (six months remaining)	$5,794
2020	9,852
2021	8,299
2022	7,187
2023	6,274
Thereafter	45,223
$82,629

5. LONG-TERM DEBT, NET
A summary of long-term debt, net as of March 31, 2019 and September 30, 2018 is as follows:

		March 31,	September 30,
	Maturity	2019	2018
Term loans to bank under the 2017 Senior Secured Credit Facility	October 30, 2022	32,500	35,000
Revolving lines of credit to banks under the 2017 Senior Secured Credit Facility	October 30, 2022	43,750	3,250
Debt issuance costs, net		(1,009)	(1,474)
Total long-term debt, net of issuance costs		75,241	36,776
Less current portion of long-term debt		(5,000)	(5,000)
Long-term debt, net of current portion		$70,241	$31,776
2017 Senior Secured Credit Facility
On October 30, 2017, the Company replaced its existing credit facility with the 2017 Senior Secured Credit Facility (the “2017 Senior Secured Credit Facility”). The Company concluded that the 2017 Senior Secured Credit Facility should be accounted for as a debt modification based on the guidance in ASC 470-50. The 2017 Senior Secured Credit Facility consists of term loans in the original principal amount of $40,000 and a $110,000 revolving line of credit. The 2017 Senior Secured Credit Facility accrues interest, payable monthly, at the prime rate plus a margin of 0.50% to 2.00% (0.50% as of March 31, 2019) or at the 30-day LIBOR rate plus a margin of 2.75% to 4.00% (2.75% as of March 31, 2019), in each case depending on the ratio of consolidated debt-to-EBITDA, as defined in the agreement. Additionally, the 2017 Senior Secured Credit Facility requires the Company to pay unused commitment fees of 0.15% to 0.30% (0.15% as of March 31, 2019) on any undrawn amounts under the revolving line of credit. The maturity date of the 2017 Senior Secured Credit Facility is October 30, 2022. Principal payments of $1,250 are due on the last day of each calendar quarter until the maturity date, when all outstanding principal and accrued and unpaid interest are due. At March 31, 2019, there was $66,250 available for borrowing under the revolving line of credit.
The 2017 Senior Secured Credit Facility is secured by substantially all assets of the Company. The lenders under the 2017 Senior Secured Credit Facility hold senior rights to collateral and principal repayment over all other creditors.
The provisions of the 2017 Senior Secured Credit Facility place certain restrictions and limitations upon the Company. These include, among others, restrictions on liens, investments, indebtedness, fundamental changes and dispositions; maintenance of certain financial ratios; and certain non-financial covenants pertaining to the activities of the Company during the period covered. The Company was in compliance with such covenants as of

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
March 31, 2019. In addition, the 2017 Senior Secured Credit Facility restricts the Company's ability to make dividends or other distributions to the holders of the Company's equity. The Company is permitted to (i) make cash distributions to the holders of the Company's equity in order to pay taxes incurred by owners of equity in i3 Verticals, LLC, by reason of such ownership, (ii) move intercompany cash between subsidiaries that are joined to the 2017 Senior Secured Credit Facility, (iii) repurchase equity from employees, directors, officers or consultants after the Reorganization Transactions in an aggregate amount not to exceed $1,500 per year, and (iv) make other dividends or distributions in an aggregate amount not to exceed 5% of the net cash proceeds received from any additional common equity issuance after the IPO. The Company is also permitted to make non-cash dividends in the form of additional equity issuances. All other forms of dividends or distributions are prohibited under the 2017 Senior Secured Credit Facility.
On May 9, 2019, the Company replaced its existing 2017 Senior Secured Credit Facility with a new credit agreement. See additional disclosures in Note 15.
Mezzanine Warrants
During 2013, the Company issued notes payable in the aggregate principal amount of $10,500 (the “Mezzanine Notes”) to three creditors. In June 2018, all of the outstanding aggregate principal balance and accrued interest on the Mezzanine Notes was repaid with proceeds from the Company’s IPO.
In connection with the issuance of the Mezzanine Notes, the Company granted warrants (the “Mezzanine Warrants”) to purchase 1,423,688 common units in i3 Verticals, LLC. The Mezzanine Warrants were determined to have no material value as of the grant date. On June 25, 2018, in conjunction with the Reorganization Transactions described in Note 1, all existing Mezzanine Warrants were exercised for common units in i3 Verticals, LLC. The intrinsic value of the Mezzanine Warrants at that date was $9,241. The change in the fair market value of the warrants for the three and six months ended March 31, 2018 is reflected within the condensed consolidated statement of operations.
Debt issuance costs
The Company incurred no debt issuance costs during the three and six months ended March 31, 2019. During the three and six months ended March 31, 2018, the Company incurred debt issuance costs totaling $53 and $1,166, respectively, in connection with the issuance of long-term debt. The debt issuance costs are being amortized over the related term of the debt using the straight-line method and are presented net against long-term debt in the condensed consolidated balance sheets. As part of the April 2016 amendment to the Company’s previous senior credit facility (the “2016 Senior Secured Credit Facility”), the Company expensed a nominal amount of unamortized debt issuance costs related to the exit of a participating bank from the 2016 Senior Secured Credit Facility. The amortization of deferred debt issuance costs is included in interest expense and amounted to approximately $232 and $465 during the three and six months ended March 31, 2019, respectively, and $244 and $465 during the three and six months ended March 31, 2018, respectively.

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
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the Company’s estimated tax rate changes, it

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
makes a cumulative adjustment in that period. The Company’s provision for income taxes was a benefit of $136 and an expense of $129 for the three and six months ended March 31, 2019, respectively, and an expense of $250 and a benefit of $139 for the three and six months ended March 31, 2018, respectively.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. The legislation contains several key tax provisions, including the reduction of the federal corporate income tax rate to 21% effective January 1, 2018, as well as a variety of other changes, including limitation of the tax deductibility of interest expense, acceleration of expensing of certain business assets and reductions in the amount of executive pay that could qualify for a tax deduction. The SEC staff issued Staff Accounting Bulletin No. 118, which allowed us to record provisional amounts during a measurement period not to extend beyond one year after the enactment date. As of December 22, 2018, the Company has completed its accounting for all of the enactment-date income tax effects of the Tax Cuts and Jobs Act. The Company made no material adjustments to the provisional amounts recorded.
Tax Receivable Agreement
On June 25, 2018, the Company entered into a Tax Receivable Agreement with i3 Verticals, LLC and each of the Continuing Equity Owners (the “Tax Receivable Agreement”) that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that it actually realizes, or in some circumstances, is deemed to realize in its tax reporting, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of Common Units of i3 Verticals, LLC for Class A common stock of i3 Verticals, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. These tax benefit payments are not conditioned upon one or more of the Continuing Equity Owners maintaining a continued ownership interest in i3 Verticals, LLC. If a Continuing Equity Owner transfers Common Units but does not assign to the transferee of such units the rights of the Continuing Equity Owner under the Tax Receivable Agreement, such Continuing Equity Owner generally will continue to be entitled to receive payments under the Tax Receivable Agreement arising in respect of a subsequent exchange of such Common Units. In general, the Continuing Equity Owners’ rights under the Tax Receivable Agreement may not be assigned, sold, pledged or otherwise alienated to any person, other than certain permitted transferees, without (a) the Company's prior written consent, which should not be unreasonably withheld, conditioned or delayed, and (b) such persons becoming a party to the Tax Receivable Agreement and agreeing to succeed to the applicable Continuing Equity Owner’s interest therein. The Company expects to benefit from the remaining 15% of the tax benefits, if any, that the Company may realize.
During the six months ended March 31, 2019, the Company acquired an aggregate of 101,642 common units of i3 Verticals, LLC in connection with the redemption of common units, which resulted in an increase in the tax basis of our investment in i3 Verticals, LLC subject to the provisions of the Tax Receivable Agreement. As a result of these exchanges, during the six months ended March 31, 2019, the Company recognized an increase to its net deferred tax assets in the amount of $780, and corresponding Tax Receivable Agreement liabilities of $663, representing 85% of the tax benefits due to the Continuing Equity Owners. The results of these transactions brought the deferred tax asset and corresponding Tax Receivable Agreement liability balances to $1,740 and $1,479, respectively, as of March 31, 2019.

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
The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, settlement assets and obligations, accounts receivable, other assets, accounts payable, and accrued expenses, approximated their fair values as of March 31, 2019 and 2018, because of the relatively short maturity dates on these instruments. The carrying amount of debt approximates fair value as of March 31, 2019 and 2018, because interest rates on these instruments approximate market interest rates.
The Company has no Level 1 or Level 2 financial instruments. The following tables present the changes in the Company's Level 3 financial instruments that are measured at fair value on a recurring basis.

Accrued Contingent Consideration
Balance at September 30, 2018	5,999
Contingent consideration accrued at time of business combination	4,605
Change in fair value of contingent consideration included in Operating expenses	2,153
Contingent consideration paid	(4,194)
Balance at March 31, 2019	$8,563

	Mezzanine Warrants	Accrued Contingent Consideration
Balance at September 30, 2017	$767	$3,340
Change in the fair value of warrant liabilities, included in Other expenses	8,245	—
Contingent consideration accrued at time of business combination	—	2,084
Change in fair value of contingent consideration included in Operating expenses	—	2,129
Contingent consideration paid	—	(1,064)
Balance at March 31, 2018	$9,012	$6,489

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
Approximately $6,965 and $3,813 of contingent consideration was recorded in accrued expenses and other current liabilities as of March 31, 2019 and September 30, 2018, respectively. Approximately $1,598 and $2,186 of contingent consideration was recorded in other long-term liabilities as of March 31, 2019 and September 30, 2018, respectively.

8. EQUITY-BASED COMPENSATION
A summary of equity-based compensation expense recognized during the three and six months ended March 31, 2019 and 2018 is as follows:

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Stock options	$1,363	$—	$2,314	$—
Amounts are included in general and administrative expense on the condensed consolidated statements of operations. No income tax benefits were recognized related to equity-based compensation during the three and six months ended March 31, 2019 and 2018.
Stock Options
In May 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) under which the Company may grant up to 3,500,000 stock options and other equity-based awards to employees, directors and officers. The number of shares of Class A common stock available for issuance under the 2018 Plan includes an annual increase on the first day of each year, beginning with the 2019 calendar year, equal to 4.0% of the outstanding shares of all classes of the Company's common stock as of the last day of the immediately preceding calendar year, unless the Company’s board of directors determines prior to the last trading day of December of the immediately preceding calendar year that the increase shall be less than 4%. As of March 31, 2019, there are 4,552,873 options available to grant under the 2018 Plan.
In connection with the IPO, the Company granted 2,045,000 stock options to its directors and certain employees. The stock options were granted with an exercise price of $13.00 per share and vest ratably over a three-year period.
The fair value of the stock option awards during the six months ended March 31, 2019 and from June 20, 2018 through September 30, 2018 was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	March 31, 2019	September 30, 2018
Expected volatility(1)	26.5%	26.3%
Expected dividend yield(2)	—%	—%
Expected term(3)	6 years	6 years
Risk-free interest rate(4)	2.8%	2.8%
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

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
A summary of stock option activity for the six months ended March 31, 2019 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	2,138,500	$13.13
Granted	1,499,916	21.45
Exercised	—	—
Forfeited	(51,500)	16.59
Outstanding at end of period	3,586,916	$21.63
The weighted-average grant date fair value of stock options granted during the six months ended March 31, 2019 was $6.91. As of March 31, 2019, there were 3,586,916 stock options outstanding, of which none were exercisable. As of March 31, 2019, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $15,901, which is expected to be recognized over a weighted-average period of 2.6 years.

9. COMMITMENTS AND CONTINGENCIES
Leases
The Company utilizes office space and equipment under operating leases. Rent expense under these leases amounted to $532 and $1,025 during the three and six months ended March 31, 2019, respectively, and $363 and $686 three and six months ended March 31, 2018, respectively.
A summary of approximate future minimum payments under these leases as of March 31, 2019 is as follows:

Years ending September 30:
2019 (six months remaining)	$1,182
2020	2,240
2021	1,761
2022	1,592
2023	1,477
Thereafter	1,396
Total	$9,648

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
Minimum Processing Commitments
The Company has non-exclusive agreements with several processors to provide services related to transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Certain of these agreements require the Company to submit a minimum monthly number of transactions for processing. If the Company submits a number of transactions that is lower than the minimum, it is required to pay to the processor the fees it would have received if the Company had submitted the required minimum number of transactions. As of March 31, 2019, such minimum fee commitments were as follows:

Years ending September 30:
2019 (six months remaining)	$1,269
2020	2,541
2021	1,457
2022	2,046
2023	2,646
Thereafter	243
Total	$10,202
Litigation
With respect to all legal, regulatory and governmental proceedings, and in accordance with ASC 450-20, Contingencies—Loss Contingencies, the Company considers the likelihood of a negative outcome. If the Company determines the likelihood of a negative outcome with respect to any such matter is probable and the amount of the loss can be reasonably estimated, the Company records an accrual for the estimated amount of loss for the expected outcome of the matter. If the likelihood of a negative outcome with respect to material matters is reasonably possible and the Company is able to determine an estimate of the amount of possible loss or a range of loss, whether in excess of a related accrued liability or when there is no accrued liability, the Company discloses the estimate of the amount of possible loss or range of loss. However, the Company in some instances may be unable to estimate an amount of possible loss or range of loss based on the significant uncertainties involved in, or the preliminary nature of, the matter, and in these instances the Company will disclose the nature of the contingency and describe why the Company is unable to determine an estimate of possible loss or range of loss.
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
On June 14, 2016, Expert Auto Repair, Inc., for itself and on behalf of a class of additional plaintiffs, and Jeff Straight initiated a class action lawsuit against the Company, as alleged successor to Merchant Processing Solutions, LLC, in the Los Angeles County Superior Court of California, seeking damages, restitution and declaratory and injunctive relief (the “Expert Auto Litigation”). The plaintiffs alleged that Merchant Processing Solutions, LLC, the Company's alleged predecessor, engaged in unfair business practices in the merchant services sector including unfairly inducing merchants to obtain credit and debit card processing services and thereafter assessing them with improper fees. On April 10, 2018, the Court granted conditional class certification and preliminary approval of an agreed settlement of $995 and scheduled a final fairness hearing for December 2018. After notice class members expiration of the opt-out/objection deadline, on December 14, 2018, the Court gave final class certification and approval of the agreed settlement. The final judgment and order was entered by the Court on January 23, 2019. The reserved amount is reflected in accrued expenses and other current liabilities as of March 31, 2019. The amount was included in general and administrative expenses in the consolidated statement of operations for the year ended September 30, 2017. The settlement was funded on April 8, 2019 and this matter is concluded.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
In connection with the Expert Auto Litigation, on November 3, 2016 the Company's insurance carrier, Starr Indemnity and Liability Company, Inc. (“Starr”), filed a complaint against the Company in the United States District Court for the Middle District of Tennessee, seeking a declaration from the court that Starr's policy provided no coverage for the Expert Auto Litigation. On April 13, 2018, following the revival of Starr's complaint after it was initially dismissed for lack of subject matter jurisdiction, the court issued an order to (i) stay discovery in the matter, (ii) allow Starr to file a motion for judgment on the pleadings by May 21, 2018 (which was filed) and (iii) require the Company to respond to such motion by June 8, 2018 (which the Company did). In the meantime, the Company filed its answer and counterclaim to Starr’s complaint and Starr then filed a motion to dismiss a portion of this counterclaim. On August 7, 2018, the court denied Starr's motion for judgment on the pleadings and also denied Starr's motion to dismiss in relation to the Company's counterclaim.
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
On December 26, 2018, Starr filed a motion for partial summary judgment. The parties held a mediation on March 15, 2019 in Nashville, Tennessee and an agreement was reached to settle the litigation with a payment of $95 from Starr to the Company. The settlement is reflected in accounts receivable, net as of March 31, 2019. The amount was included as a reduction in general and administrative expenses in the consolidated statements of operations for the three and six months ended March 31, 2019. The settlement amount was collected on April 16, 2019 and this matter is concluded.
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

10. RELATED PARTY TRANSACTIONS
Prior to the Company's IPO and Reorganization Transactions, portions of the Junior Subordinated Notes held by related creditors were outstanding. Interest expense to related parties for the Company’s Junior Subordinated Notes amounted to $154 and $311 during the three and six months ended March 31, 2018, respectively.
Prior to the Company's IPO and Reorganization Transactions, the Mezzanine Notes held by related creditors were outstanding. Interest expense to related parties for the Company’s Mezzanine Notes amounted to $315 and $637 during the three and six months ended March 31, 2018, respectively.
In April, 2016, the Company entered into a purchase agreement to purchase certain assets of Axia, LLC. On April 29, 2016, the Company entered into a Processing Services Agreement (the “Axia Tech Agreement”) with Axia Technologies, LLC (“Axia Tech”), an entity controlled by the previous owner of Axia, LLC. Under the Axia Tech Agreement, the Company agreed to provide processing services for certain merchants as designated by Axia Tech from time to time. In accordance with ASC 605-45, revenue from the processing services is recognized net of interchange, residual expense and other fees. The Company earned net revenues related to the Axia Tech Agreement of $20 and $38 during the three and six months ended March 31, 2019, respectively, and $13 and $24 during the three and six months ended March 31, 2018, respectively. i3 Verticals, LLC, Greg Daily, the Company’s CEO and Clay Whitson, the Company’s CFO, own 2.0%, 10.5% and 0.4%, respectively, of the outstanding equity of Axia Tech.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
In connection with the Company’s IPO, the Company and i3 Verticals, LLC entered into a Tax Receivable Agreement with the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that it actually realizes, or in some circumstances, is deemed to realize in its tax reporting, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of Common Units of i3 Verticals, LLC for Class A common stock of i3 Verticals, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. See Note 6 for further information. As of March 31, 2019, the total amount due under the Tax Receivable Agreement was $1,479.

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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
The Company primarily uses processing margin to measure operating performance. The following is a summary of reportable segment operating performance for the three and six months ended March 31, 2019 and 2018.

	As of and for the Three Months Ended March 31, 2019
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$76,875	$8,519	$—	$85,394

Operating expenses
Interchange and network fees	53,121	1,564	—	54,685
Other costs of services	9,725	468	—	10,193
Selling general and administrative	6,226	3,675	4,418	14,319
Depreciation and amortization	2,917	842	139	3,898
Change in fair value of contingent consideration	(390)	2,892	—	2,502
Income (loss) from operations	$5,276	$(922)	$(4,557)	$(203)

Processing margin(1)	$17,584	$6,675	$—	$24,259
Total assets	$152,851	$59,077	$6,571	$218,499
Goodwill	$71,950	$32,701	$—	$104,651
__________________________
1.Processing margin is equal to revenue less interchange and network fees, less other costs of services. $3,555, $188 and $0 of residual expense, a component of other costs of services, are added back to the Merchant Services segment, Proprietary Software and Payments segment, and Other category, respectively.

	As of and for the Six Months Ended March 31, 2019
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$154,577	$15,685	$—	$170,262

Operating expenses
Interchange and network fees	107,485	3,029	—	110,514
Other costs of services	19,121	862	—	19,983
Selling general and administrative	12,317	6,662	7,856	26,835
Depreciation and amortization	5,699	1,503	248	7,450
Change in fair value of contingent consideration	(709)	2,862	—	2,153
Income (loss) from operations	$10,664	$767	$(8,104)	$3,327

Processing margin(1)	$35,211	$12,136	$—	$47,347
Total assets	$152,851	$59,077	$6,571	$218,499
Goodwill	$71,950	$32,701	$—	$104,651
__________________________

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
1.Processing margin is equal to revenue less interchange and network fees, less other costs of services. $7,240, $342 and $0 of residual expense, a component of other costs of services, are added back to the Merchant Services segment, Proprietary Software and Payments segment, and Other category, respectively.

	As of and for the Three Months Ended March 31, 2018
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$72,226	$5,473	$—	$77,699

Operating expenses
Interchange and network fees	49,292	1,341	1	50,634
Other costs (benefits) of services	9,113	393	(1)	9,505
Selling general and administrative	6,114	1,943	2,140	10,197
Depreciation and amortization	2,406	581	33	3,020
Change in fair value of contingent consideration	1,573	174	—	1,747
Income (loss) from operations	$3,728	$1,041	$(2,173)	$2,596

Processing margin(1)	$17,108	$3,919	$—	$21,027
Total assets	$145,423	$19,919	$4,628	$169,970
Goodwill	$69,748	$10,625	$—	$80,373
__________________________
1.Processing margin is equal to revenue less interchange and network fees, less other costs of services. $3,287, $180 and $0 of residual expense, a component of other costs of services, are added back to the Merchant Services segment, Proprietary Software and Payments segment, and Other category, respectively.

	As of and for the Six Months Ended March 31, 2018
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$144,906	$10,017	$(3)	$154,920

Operating expenses
Interchange and network fees	100,339	2,533	—	102,872
Other costs (benefits) of services	18,256	803	(1)	19,058
Selling general and administrative	11,002	3,637	4,402	19,041
Depreciation and amortization	4,715	1,097	64	5,876
Change in fair value of contingent consideration	1,448	681	—	2,129
Income (loss) from operations	$9,146	$1,266	$(4,468)	$5,944

Processing margin(1)	$32,794	$6,996	$(2)	$39,788
Total assets	$145,423	$19,919	$4,628	$169,970
Goodwill	$69,748	$10,625	$—	$80,373
__________________________

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
1.Processing margin is equal to revenue less interchange and network fees, less other costs of services. $6,483, $315 and $0 of residual expense, a component of other costs of services, are added back to the Merchant Services segment, Proprietary Software and Payments segment, and Other category, respectively.

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
As of March 31, 2019, i3 Verticals, Inc. owned 9,192,030 of i3 Verticals, LLC's Common Units, representing a 34.9% economic ownership interest in i3 Verticals, LLC.

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
Prior to the IPO, the i3 Verticals, LLC membership structure included Class A units, common units and Class P units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO using the two-class method and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. Therefore, earnings per share information has not been presented for the three and six months ended March 31, 2018.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the three and six months ended March 31, 2019:

	Three months ended March 31, 2019	Six months ended March 31, 2019
Basic and dilutive(2) net loss per share:
Numerator
Net (loss) income	$(1,222)	$1,129
Less: Net income attributable to non-controlling interest	(120)	2,053
Net loss attributable to Class A common stockholders	$(1,102)	$(924)
Denominator
Weighted average shares of Class A common stock outstanding(1)	8,887,050	8,849,431
Basic and dilutive net loss per share	$(0.12)	$(0.10)

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
____________________
1.Excludes 277,758 restricted Class A common stock units.
2.For the three and six months ended March 31, 2019, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted earnings per share of Class A common stock:
a.17,112,164 shares of Class B common stock, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive,
b.30,500 and 33,000 stock options for the three and six months ended March 31, 2019, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.1,012,916 and 884,823 shares for the three and six months ended March 31, 2019, respectively, resulting from estimated stock option exercises as calculated by the treasury stock method, and 277,758 restricted Class A common units were excluded because the effect of including them would have been anti-dilutive.
Shares of the Company's Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

14. SIGNIFICANT NON-CASH TRANSACTIONS
The Company engaged in the following significant non-cash investing and financing activities during the six months ended March 31, 2019 and 2018:

	Six months ended March 31,
	2019	2018
Common Units issued as part of acquisitions' purchase consideration	$—	$104
Acquisition date fair value of contingent consideration in connection with business combinations	$4,605	$2,084
Replacement of the 2016 Senior Secured Credit Facility with the 2017 Senior Secured Credit Facility	$—	$87,525
Preferred return on Redeemable Class A Units	$—	$377
Preferred return on Class A Units	$—	$1,672
Debt issuance costs financed with proceeds from the 2017 Senior Secured Credit Facility	$—	$904
Increase in accrued equity issuance costs	$—	$1,550

15. SUBSEQUENT EVENTS
Recent Acquisition
Effective May 1, 2019, the Company completed an acquisition that expanded our geographic reach within the Education vertical, primarily in large states such as Florida and Texas, and also enhances the software offered to this market. Total purchase consideration included $10,000 in revolving line of credit proceeds.
Certain provisions in the purchase agreements provide for additional consideration of up to $4,000, in the aggregate, to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreement, through no later than December 2020. The Company is in process of determining the acquisition date fair values of the liabilities for the contingent consideration based on discounted cash flow analyses. In each subsequent reporting period, the Company will reassess its current estimates of performance relative to the targets and adjust the contingent liabilities to their fair values through earnings.
The effect of the acquisitions will be included in the consolidated statements of operations beginning May 1, 2019.

The Company is still evaluating the allocation of the preliminary purchase consideration and pro forma results of operations.
Acquisition of Northeast Texas Data, LLC and Graves Humphries Stahl, LLC
On April 3, 2019, the Company, through i3 Verticals, LLC, and i3-Bearcat, LLC, a Delaware limited liability company and wholly owned subsidiary of i3 Verticals, LLC (the “Buyer”), completed its acquisition of Northeast Texas Data, LLC, a Texas limited liability company (“NET Data”) and Graves Humphries Stahl, LLC, a Texas limited liability company (“GHS” and, together with NET Data, the “Public Sector Targets”), pursuant to the terms of a Membership Interest Purchase Agreement (the “Purchase Agreement”), dated April 3, 2019 and effective as of April 1, 2019, by and among i3 LLC, Buyer, NTD Holdings, Inc., a Texas corporation (“NTD Holdings”), GH Holdco, Inc., a Texas corporation (“GH Holdco”, and together with NTD Holdings, the “Sellers”), and David Graves and Tory Humphries, as owners of the Sellers. The Public Sector Targets are engaged in the business of developing, enabling, supporting, marketing, distributing and selling software products and services to small and midsize county governments and city court systems. Pursuant to the terms of the Purchase Agreement, the Buyer acquired all of the issued and outstanding equity interests of the Public Sector Targets (the “Acquisition”) in exchange for approximately $24,000 in cash, subject to certain pre- and post-closing net working capital adjustments (the “Acquisition Consideration”). In addition to the Acquisition Consideration, the Sellers are eligible to receive, subject to the satisfaction of certain conditions set forth in the Purchase Agreement related to the performance of the Public Sector Targets in the following 12 months, additional consideration of $1,000. The Purchase Agreement contains customary representations, warranties, covenants and indemnities by the parties to such agreement.

The Company is in process of determining the acquisition date fair value of the liability for the contingent consideration based on discounted cash flow analyses. In each subsequent reporting period, the Company will reassess its current estimates of performance relative to the target and adjust the contingent liability to its fair values through earnings.

The effect of the acquisition will be included in the consolidated statements of operations beginning April 1, 2019.
The Company is still evaluating the allocation of the preliminary purchase consideration and pro forma results of operations.
New 2019 Senior Secured Credit Facility
On May 9, 2019, the Company replaced its existing 2017 Senior Secured Credit Facility with a new credit agreement (the "2019 Senior Secured Credit Facility"). The 2019 Senior Secured Credit Facility consists of a $300.0 million revolving line of credit, together with an option to increase the revolving line of credit and/or obtain incremental term loans in an additional principal amount of up to $50.0 million in the aggregate (subject to the receipt of additional commitments for any such incremental loan amounts). The 2019 Senior Secured Credit Facility accrues interest, at LIBOR (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) or, at the option of the Company, the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%), plus an applicable margin of up to 3.25% for LIBOR loans and up to 1.25% for base rate loans, in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the 2019 Senior Secured Credit Facility requires the Company to pay unused commitment fees of up to 0.30% on any undrawn amounts under the revolving line of credit and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The maturity date of the 2019 Senior Secured Credit Facility is May 9, 2024.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2018 (“Form 10-K”), filed with the SEC on December 7, 2018. The terms “i3 Verticals,” “we,” “us” and “our” and similar references refer (1) before the completion of our IPO or the reorganization transactions entered into in connection therewith (the “Reorganization Transactions”), which are described in the notes to the condensed consolidated financial statements, to i3 Verticals, LLC and, when appropriate, its subsidiaries, and (2) after the Reorganization Transactions to i3 Verticals, Inc. and, when appropriate, its subsidiaries.
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
•our ability to generate revenue sufficient to maintain profitability and positive cash flow;
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
•our ability to successfully identify acquisition targets and thereafter to complete and effectively integrate those acquisitions into our services;
•potential degradation of the quality of our products, services and support;
•our ability to retain clients, many of which are SMBs, which can be difficult and costly to retain;
•our ability to successfully manage our intellectual property;
•our ability to attract, recruit, retain and develop key personnel and qualified employees;
•risks related to laws, regulations and industry standards;
•our indebtedness and potential increases in our indebtedness;
•operating and financial restrictions imposed by our 2019 Senior Secured Credit Facility (as defined below); and
•the risk factors included in our Form 10-K and included in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any.

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
Acquisitions
Recent acquisitions
Effective May 1, 2019, the Company completed an acquisition that expanded our geographic reach within the Education vertical, primarily in large states such as Florida and Texas, and also enhanced the software offered to this market. Total purchase consideration included $10.0 million in revolving line of credit proceeds. Certain provisions in the purchase agreements provide for additional consideration of up to $4.0 million, in the aggregate, to be paid based upon the achievement of specified financial performance targets through no later than December 2020.
On April 3, 2019, the Company, through i3 Verticals, LLC, and i3-Bearcat, LLC, a Delaware limited liability company and wholly owned subsidiary of i3 Verticals, LLC completed the acquisition of Northeast Texas Data, LLC and Graves Humphries Stahl, LLC (collectively “Net Data”). The acquisition expanded the Company’s software offerings in the public sector vertical market. Total purchase consideration included $24.0 million in cash, subject to certain pre- and post-closing net working capital adjustments, which was funded with revolving line of credit proceeds. Certain provisions in the purchase agreement provide for additional consideration of up to $1.0 million to be paid based upon the achievement of certain conditions through April 2020. The Company is in process of determining the acquisition date fair values of the liabilities for the contingent consideration based on discounted cash flow analyses.
Acquisitions during the six months ended March 31, 2019
During the six months ended March 31, 2019, the Company completed the acquisitions of four unrelated businesses. These four acquisitions expanded our software offerings in the public sector vertical market, provided technology that enhances our Burton Platform and expanded our merchant base. Total net purchase consideration was $45.8 million, which included $41.2 million of cash consideration funded with proceeds from our revolving line of credit and $4.6 million of contingent consideration.
Acquisitions during the six months ended March 31, 2018
During the six months ended March 31, 2018, the Company completed the acquisitions of three unrelated businesses. On October 31, 2017, we acquired all of the outstanding stock of San Diego Cash Register Company, Inc. (“SDCR, Inc.”). We acquired SDCR, Inc. to expand our presence within the integrated POS market. We used proceeds from our 2017 Senior Secured Credit Facility and the issuance of $0.1 million of common units in i3 Verticals, LLC to fund the net purchase consideration of $20.8 million, including $0.7 million of contingent consideration. The Company also completed the acquisition of two additional unrelated business. These two acquisitions expanded our presence in the public sector and POS markets. Total purchase consideration of these two unrelated businesses was $9.6 million, which included $8.2 million of cash consideration funded with proceeds from our revolving line of credit and $1.4 million of contingent consideration.
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
Other costs of services. Other costs of services include costs directly attributable to processing and bank sponsorship costs. These also include related costs such as residual payments to our distribution partners, which are based on a percentage of the net revenues (revenue less interchange and network fees) generated from client referrals. Losses resulting from excessive chargebacks against a client also are included in other cost of services. The cost of equipment sold is also included in cost of services. Interchange, network fees and other costs of services are recognized at the time the client’s transactions are processed.
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
Interest expense, net. Our interest expense consists of interest on our outstanding indebtedness under our 2017 Senior Secured Credit Facility and amortization of debt issuance costs.
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
Our payment volume for the three months ended March 31, 2019 and 2018 was $2.9 billion and $2.8 billion, respectively, representing a period-to-period growth rate of 6.7%. Our payment volume for the six months ended March 31, 2019 and 2018 was $5.9 billion and $5.6 billion, respectively, representing a period-to-period growth rate of 5.4%. We focus on payment volume because it is a reflection of the scale and economic activity of our client base and because a significant part of our revenue is derived as a percentage of our clients’ dollar volume receipts. Payment volume reflects the addition of new clients and same store payment volume growth of existing clients, partially offset by client attrition during the period.
Integrated payments represent payment transactions that are generated in situations in which payment technology is embedded within our own proprietary software, a client’s software or critical business process. We evaluate the portion of our payment volume that is produced by integrated transactions because we believe the convergence of software and payments is a significant trend impacting our industry. We believe integrated payments create stronger client relationships with higher payment volume retention and growth. Integrated payments grew to 49% of our payment volume for the three months ended March 31, 2019 from 39% for the three months ended March 31, 2018.

We measure period-to-period payment volume attrition as the change in card-based payment volume for all clients that were processing with us for the same period in the prior year. We exclude from our calculations payment volume from new clients added during the period. We experience attrition in payment volume as a result of several factors, including business closures, transfers of clients’ accounts to our competitors and account closures that we initiate due to heightened credit risks. During the six months ended March 31, 2019, we experienced approximately 1% net volume attrition per month.

Results of Operations
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
The following table presents our historical results of operations for the periods indicated:

	Three months ended March 31,		Change
(in thousands)	2019	2018	Amount	%

Revenue	$85,394	$77,699	$7,695	9.9%

Operating expenses
Interchange and network fees	54,685	50,634	4,051	8.0%
Other costs of services	10,193	9,505	688	7.2%
Selling general and administrative	14,319	10,197	4,122	40.4%
Depreciation and amortization	3,898	3,020	878	29.1%
Change in fair value of contingent consideration	2,502	1,747	755	43.2%
Total operating expenses	85,597	75,103	10,494	14.0%

Income from operations	(203)	2,596	(2,799)	(107.8)%

Other expenses
Interest expense, net	1,155	2,618	(1,463)	(55.9)%
Change in fair value of warrant liability	—	6,564	(6,564)	n/m
Total other expenses	1,155	9,182	(8,027)	(87.4)%

(Loss) income before income taxes	(1,358)	(6,586)	5,228	n/m

(Benefit from) provision for income taxes	(136)	250	(386)	(154.4)%

Net (loss) income	(1,222)	(6,836)	5,614	n/m

Net income attributable to non-controlling interest	(120)	—	(120)	n/m
Net (loss) income attributable to i3 Verticals, Inc.	$(1,102)	$(6,836)	$5,734	n/m
n/m = not meaningful

Revenue
Revenue increased $7.7 million, or 9.9%, to $85.4 million for the three months ended March 31, 2019 from $77.7 million for the three months ended March 31, 2018. Acquisitions completed during the 2019 and 2018 fiscal years contributed an incremental $5.8 million to our revenue for the three months ended March 31, 2019. The remaining $1.9 million of increased revenue was due primarily to an increase in payment volume.
Revenue includes revenues from a subset of merchant contracts purchased in 2014 and 2017 (the “Purchased Portfolios”), which have a higher rate of revenue attrition and payment volume attrition than the rest of our business. Revenues from the Purchased Portfolios decreased $1.4 million, or 32.1%, to $3.0 million for the three months ended March 31, 2019 from $4.5 million for the three months ended March 31, 2018. Excluding revenues from the Purchased Portfolios, revenue grew $9.1 million, or 12.5%, to $82.4 million for the three months ended March 31, 2019 from $73.2 million for the three months ended March 31, 2018.
Revenue within Merchant Services increased $4.6 million, or 6.4%, to $76.9 million for the three months ended March 31, 2019 from $72.2 million for the three months ended March 31, 2018. Revenue within Proprietary Software and Payments increased $3.0 million, or 55.7%, to $8.5 million for the three months ended March 31, 2019 from $5.5 million for the three months ended March 31, 2018.
Payment volume increased $0.2 billion, or 6.7%, to $2.9 billion for the three months ended March 31, 2019 from $2.8 billion for the three months ended March 31, 2018.
Interchange and Network Fees
Interchange and network fees increased $4.1 million, or 8.0%, to $54.7 million for the three months ended March 31, 2019 from $50.6 million for the three months ended March 31, 2018. Acquisitions completed during the 2019 and 2018 fiscal years contributed an incremental $2.1 million to our interchange and network fees for the three months ended March 31, 2019. The remaining $2.0 million of increased interchange and network fees was due primarily to an increase in payment volume.
Interchange and network fees related to the Purchased Portfolios decreased $0.7 million, or 31.1%, to $1.5 million for the three months ended March 31, 2019 from $2.2 million for the three months ended March 31, 2018. Excluding interchange and network fees from these Purchased Portfolios, interchange and network fees grew $4.7 million, or 9.7%, to $53.2 million for the three months ended March 31, 2019 from $48.5 million for the three months ended March 31, 2018.
Interchange and network fees within Merchant Services increased $3.8 million, or 7.8%, to $53.1 million for the three months ended March 31, 2019 from $49.3 million for the three months ended March 31, 2018. Interchange and network fees within Proprietary Software and Payments increased $0.2 million, or 16.6%, to $1.6 million for the three months ended March 31, 2019 from $1.3 million for the three months ended March 31, 2018.
Other Costs of Services
Other costs of services increased $0.7 million, or 7.2%, to $10.2 million for the three months ended March 31, 2019 from $9.5 million for the three months ended March 31, 2018. Acquisitions completed during the 2019 and 2018 fiscal years contributed an incremental $0.6 million to our other costs of services for the three months ended March 31, 2019. The remaining $0.1 million of increased other costs of services was due primarily to an increase in payment volume, resulting in greater residuals paid to our distribution partners.
Other costs of services within Merchant Services increased $0.6 million, or 6.7%, to $9.7 million for the three months ended March 31, 2019 from $9.1 million for the three months ended March 31, 2018.
Other costs of services within Proprietary Software and Payments increased $0.1 million, or 19.1%, to $0.5 million for the three months ended March 31, 2019 from $0.4 million for the three months ended March 31, 2018.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $4.1 million, or 40.4%, to $14.3 million for the three months ended March 31, 2019 from $10.2 million for the three months ended March 31, 2018. This increase was primarily driven by a $3.1 million increase in employment expenses, primraily resulting from an increase in stock compensation expense and an increase in headcount that resulted from acquisitions and additions to corporate staff. Increases in advertising and promotion, software and technological services, insurance and professional services and rent expense comprised the remainder of the increase.
Depreciation and Amortization
Depreciation and amortization increased $0.9 million, or 29.1%, to $3.9 million for the three months ended March 31, 2019 from $3.0 million for the three months ended March 31, 2018. Amortization expense increased $0.8 million to $3.6 million for the three months ended March 31, 2019 from $2.8 million for the three months ended March 31, 2018 primarily due to acquisitions completed during the three months ended March 31, 2019. Depreciation expense increased $0.1 million to $0.3 million for the three months ended March 31, 2019 from $0.2 million for the three months ended March 31, 2018.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a charge of $2.5 million for the three months ended March 31, 2019 primarily due to strong performance of some of our acquisitions. The change in fair value of contingent consideration for the three months ended March 31, 2018 was a charge of $1.7 million.
Interest Expense, net
Interest expense, net, decreased $1.5 million, or 55.9%, to $1.2 million for the three months ended March 31, 2019 from $2.6 million for the three months ended March 31, 2018. The decrease reflects a lower average amount of indebtedness outstanding under our 2017 Senior Secured Credit Facility, a decrease in the interest rate under the 2017 Senior Secured Credit Facility and payment of all of the outstanding aggregate principal balance and accrued interest on the notes payable to the lenders under our Mezzanine Notes and unsecured notes payable to related and unrelated creditors in connection with the Reorganization Transactions in the second quarter of fiscal year 2018.
Change in Fair Value of Warrant Liability
The change in fair value of our warrant liabilities corresponds to the value of the warrants issued in connection with our Mezzanine Notes. The warrants were exercised in June 2018 in conjunction with our IPO. The change in fair value of the warrant liabilities was a charge of $6.6 million for the three months ended March 31, 2018.
Provision for Income Taxes
The provision for income taxes decreased to a benefit of $0.1 million for the three months ended March 31, 2019 from an expense of $0.3 million for the three months ended March 31, 2018. The provision for income taxes consists primarily of provisions for state income taxes and, for certain subsidiaries of i3 Verticals, LLC which are corporations, provisions for federal income taxes. Our effective tax rate was 10% for the three months ended March 31, 2019. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company. The income of minority owned i3 Verticals, LLC is not taxed and the separate loss of the Company has minimal tax effect due to the allocations from i3 Verticals, LLC.

Six Months Ended March 31, 2019 Compared to Six Months Ended March 31, 2018
The following table presents our historical results of operations for the periods indicated:

	Six months ended March 31,		Change
(in thousands)	2019	2018	Amount	%

Revenue	$170,262	$154,920	$15,342	9.9%

Operating expenses
Interchange and network fees	110,514	102,872	7,642	7.4%
Other costs of services	19,983	19,058	925	4.9%
Selling general and administrative	26,835	19,041	7,794	40.9%
Depreciation and amortization	7,450	5,876	1,574	26.8%
Change in fair value of contingent consideration	2,153	2,129	24	1.1%
Total operating expenses	166,935	148,976	17,959	12.1%

Income from operations	3,327	5,944	(2,617)	(44.0)%

Other expenses
Interest expense, net	2,069	5,006	(2,937)	(58.7)%
Change in fair value of warrant liability	—	8,245	(8,245)	n/m
Total other expenses	2,069	13,251	(11,182)	(84.4)%

(Loss) income before income taxes	1,258	(7,307)	8,565	n/m

(Benefit from) provision for income taxes	129	(139)	268	(192.8)%

Net (loss) income	1,129	(7,168)	8,297	n/m

Net income attributable to non-controlling interest	2,053	—	2,053	n/m
Net (loss) income attributable to i3 Verticals, Inc.	$(924)	$(7,168)	$6,244	n/m
n/m = not meaningful
Revenue
Revenue increased $15.3 million, or 9.9%, to $170.3 million for the six months ended March 31, 2019 from $154.9 million for the six months ended March 31, 2018. Acquisitions completed during the 2019 and 2018 fiscal years contributed an incremental $11.3 million to our revenue for the six months ended March 31, 2019. The remaining $4.1 million of increased revenue was due primarily to an increase in payment volume.
Revenue includes revenue from the Purchased Portfolios, which have a higher rate of revenue attrition and payment volume attrition than the rest of our business. Revenues from the Purchased Portfolios decreased $2.9 million, or 29.8%, to $6.9 million for the six months ended March 31, 2019 from $9.8 million for the six months ended March 31, 2018. Excluding revenues from the Purchased Portfolios, revenue grew $18.3 million, or 12.6%, to $163.4 million for the six months ended March 31, 2019 from $145.1 million for the six months ended March 31, 2018.
Revenue within Merchant Services increased $9.7 million, or 6.7%, to $154.6 million for the six months ended March 31, 2019 from $144.9 million for the six months ended March 31, 2018. Revenue within Proprietary

Software and Payments increased $5.7 million, or 56.6%, to $15.7 million for the six months ended March 31, 2019 from $10.0 million for the six months ended March 31, 2018.
Payment volume increased $0.3 billion, or 5.4%, to $5.9 billion for the six months ended March 31, 2019 from $5.6 billion for the six months ended March 31, 2018.
Interchange and Network Fees
Interchange and network fees increased $7.6 million, or 7.4%, to $110.5 million for the six months ended March 31, 2019 from $102.9 million for the six months ended March 31, 2018. Acquisitions completed during the 2019 and 2018 fiscal years contributed an incremental $3.7 million to our interchange and network fees for the six months ended March 31, 2019. The remaining $3.9 million of increased interchange and network fees was due primarily to an increase in payment volume.
Interchange and network fees related to the Purchased Portfolios decreased $1.4 million, or 29.1%, to $3.3 million for the six months ended March 31, 2019 from $4.7 million for the six months ended March 31, 2018. Excluding interchange and network fees from the Purchased Portfolios, interchange and network fees grew $9.0 million, or 9.2%, to $107.2 million for the six months ended March 31, 2019 from $98.2 million for the six months ended March 31, 2018.
Interchange and network fees within Merchant Services increased $7.1 million, or 7.1%, to $107.5 million for the six months ended March 31, 2019 from $100.3 million for the six months ended March 31, 2018. Interchange and network fees within Proprietary Software and Payments increased $0.5 million, or 19.6%, to $3.0 million for the six months ended March 31, 2019 from $2.5 million for the six months ended March 31, 2018.
Other Costs of Services
Other costs of services increased $0.9 million, or 4.9%, to $20.0 million for the six months ended March 31, 2019 from $19.1 million for the six months ended March 31, 2018. Acquisitions completed during the 2019 and 2018 fiscal years contributed an incremental $1.2 million to our other costs of services for the six months ended March 31, 2019.
Other costs of services within Merchant Services increased $0.9 million, or 4.7%, to $19.1 million for the six months ended March 31, 2019 from $18.3 million for the six months ended March 31, 2018.
Other costs of services within Proprietary Software and Payments was increased $0.1 million, or 7.3%, to $0.9 million for the six months ended March 31, 2019 from $0.8 million for the six months ended March 31, 2018.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $7.8 million, or 40.9%, to $26.8 million for the six months ended March 31, 2019 from $19.0 million for the six months ended March 31, 2018. This increase was primarily driven by a $6.1 million increase in employment expense, primarily resulting from an increase in stock compensation expense and an increase in headcount that resulted from acquisitions and additions to corporate staff. Increases in software and technological services, insurance and professional services, rent expense and advertising and promotion comprised the remainder of the increase.
Depreciation and Amortization
Depreciation and amortization increased $1.6 million, or 26.8%, to $7.5 million for the six months ended March 31, 2019 from $5.9 million for the six months ended March 31, 2018. Amortization expense increased $1.5 million to $6.9 million for the six months ended March 31, 2019 from $5.5 million for the six months ended March 31, 2018 primarily due to acquisitions completed during the six months ended March 31, 2019. Depreciation expense increased $0.1 million to $0.5 million for the six months ended March 31, 2019 from $0.4 million for the six months ended March 31, 2018.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a charge of $2.2 million for the six months ended March 31, 2019 primarily due to strong performance of some of our acquisitions. The change in fair value of contingent consideration for the six months ended March 31, 2018 was a charge of $2.1 million.
Interest Expense, net
Interest expense, net, decreased $2.9 million, or 58.7%, to $2.1 million for the six months ended March 31, 2019 from $5.0 million for the six months ended March 31, 2018. The decrease reflects a lower average amount of indebtedness outstanding under our 2017 Senior Secured Credit Facility, a decrease in the interest rate under the 2017 Senior Secured Credit Facility, as well as payment of all of the outstanding aggregate principal balance and accrued interest on the notes payable to the lenders under our Mezzanine Notes and unsecured notes payable to related and unrelated creditors in connection with the Reorganization Transactions in the second quarter of fiscal year 2018.
Change in Fair Value of Warrant Liability
The change in fair value of our warrant liabilities corresponds to the value of the warrants issued in connection with our Mezzanine Notes. The warrants were exercised in June 2018 in conjunction with our IPO. The change in fair value of the warrant liabilities was a charge of $8.2 million for the six months ended March 31, 2018.
Provision for Income Taxes
The provision for income taxes increased to $0.1 million for the six months ended March 31, 2019 from a benefit of $0.1 million for the six months ended March 31, 2018. The provision for income taxes consists primarily of provisions for state income taxes and, for certain subsidiaries of i3 Verticals, LLC which are corporations, provisions for federal income taxes. Our effective tax rate was 10% for the six months ended March 31, 2019. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company. The income of minority owned i3 Verticals, LLC is not taxed and the separate loss of the Company has minimal tax effect due to the allocations from i3 Verticals, LLC.

Seasonality
We have experienced in the past, and may continue to experience, seasonal fluctuations in our revenues as a result of consumer and business spending patterns. Revenues during the first quarter of the calendar year, which is our second fiscal quarter, tend to decrease in comparison to the remaining three quarters of the calendar year on a same store basis. This decrease is due to the relatively higher number and amount of electronic payment transactions related to seasonal retail events, such as holiday and vacation spending in their second, third and fourth quarters of the calendar year, which respectively are the third, fourth and first quarters of our fiscal year. The number of business days in a month or quarter also may affect seasonal fluctuations. Revenue in our education vertical fluctuates with the school calendar. Revenue for our education customers is strongest in August, September, October, January and February, at the start of each semester, and generally weakens throughout the semester, with little revenue in the summer months of June and July. Operating expenses show less seasonal fluctuation, with the result that net income is subject to the same seasonal factors as our revenues. The growth in our business may have partially overshadowed seasonal trends to date, and seasonal impacts on our business may be more pronounced in the future.

Liquidity and Capital Resources
We have historically financed our operations (not including investments and acquisitions) and working capital through net cash from operating activities. As of March 31, 2019, we had $1.4 million of cash and cash equivalents and available borrowing capacity of $66.3 million under our 2017 Senior Secured Credit Facility. We usually minimize cash balances by making payments on our revolving line of credit to minimize borrowings and interest expense.

Our primary cash needs are to fund working capital requirements, invest in our technology infrastructure, fund acquisitions and related contingent consideration, make scheduled principal and interest payments on our outstanding indebtedness and pay tax distributions to members. We consistently have had positive cash flow provided by operations and expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under our new 2019 Senior Secured Credit Facility (as defined below) will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for at least the next twelve months. To the extent that additional funds are necessary to finance future acquisitions, and to meet our long-term liquidity needs as we continue to execute on our strategy, we anticipate that they can be obtained through additional indebtedness, equity or debt issuances, or both. As a holding company, we depend on distributions or loans from i3 Verticals, LLC to access funds earned by our operations. The covenants contained in the 2019 Senior Secured Credit Facility may restrict i3 Verticals, LLC’s ability to provide funds to i3 Verticals, Inc.
Cash Flows
The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.
Six Months Ended March 31, 2019 and 2018

	Six months ended March 31,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$11,424	$9,593
Net cash used in investing activities	$(44,945)	$(30,106)
Net cash provided by financing activities	$34,343	$19,964
Cash Flow from Operating Activities
Net cash provided by operating activities increased $1.8 million to $11.4 million for the six months ended March 31, 2019 from $9.6 million for the six months ended March 31, 2018. The increase in net cash provided by operating activities included an increase in net income, from a net loss, of $8.3 million offset by a $8.2 million decrease in the change in the fair value of warrant liabilities. Depreciation and amortization expense increased $1.6 million, equity-based compensation increased $2.3 million, and we experienced a reduction of $0.5 million in benefit from income taxes from the revaluation of deferred taxes related to the federal tax reform enacted on December 22, 2017. Operating assets and liabilities decreased $2.6 million primarily driven by a $1.9 million decrease in accrued liabilities, a $1.5 million increase in prepaid expenses and a $0.7 million decrease in contingent consideration paid in excess of original estimates, partially offset by a $1.3 million decrease in accounts receivable for the six months ended March 31, 2019 compared to the six months ended March 31, 2018.
Cash Flow from Investing Activities
Net cash used in investing activities increased $14.8 million to $44.9 million for the six months ended March 31, 2019 from $30.1 million for the six months ended March 31, 2018. The increase in net cash used in investing activities was primarily driven by an increase of $14.4 million in cash used in acquisitions, net of cash acquired, and $1.6 million in purchases of merchant portfolios and residual buyouts. These increases were partially offset by a decrease of $0.8 million in acquisitions of other intangibles and $0.7 million in expenditures for property and equipment for the six months ended March 31, 2019 compared to the six months ended March 31, 2018.
Cash Flow from Financing Activities
Net cash provided by financing activities increased $14.4 million to $34.3 million for the six months ended March 31, 2019 from $20.0 million for the six months ended March 31, 2018. The increase in net cash provided by financing activities was primarily the result of an increase in proceeds from the revolving credit facility of $37.0 million and a reduction in payments on the revolving credit facility of $4.4 million, The increase in cash provided by financing activities is partially offset by a decrease in proceeds from notes payable to banks of $24.7 million and an increase of $2.4 million in cash paid for contingent consideration for the three months ended March 31, 2019 from the three months ended March 31, 2018.

Senior Secured Credit Facility
On October 30, 2017, we entered into a new credit facility (the “2017 Senior Secured Credit Facility”). Bank of America Corporation served as administrative agent with Bank of America Corporation, Wells Fargo & Co. and Fifth Third Bank served as joint lead arrangers and joint bookrunners. The 2017 Senior Secured Credit Facility consisted of $40.0 million in term loans and a $110.0 million revolving line of credit. For a summary of the 2017 Senior Secured Credit Facility, please refer to Note 5 to the accompanying condensed consolidated financial statements and to “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of Part II, Item 7 of our Form 10-K. As of March 31, 2019, we had $32.5 million of term loans outstanding and $66.3 million of available capacity under our revolving line of credit.
On May 9, 2019, we replaced our existing 2017 Senior Secured Credit Facility with a new 2019 senior secured credit facility (the “2019 Senior Secured Credit Facility”). The 2019 Senior Secured Credit Facility consists of a $300.0 million revolving line of credit, together with an option to increase the revolving line of credit and/or obtain incremental term loans in an additional principal amount of up to $50.0 million in the aggregate (subject to the receipt of additional commitments for any such incremental loan amounts). The 2019 Senior Secured Credit Facility accrues interest, at LIBOR (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) or, at the option of the Company, the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%), plus an applicable margin of up to 3.25% for LIBOR loans and up to 1.25% for base rate loans, in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the 2019 Senior Secured Credit Facility requires the Company to pay unused commitment fees of up to 0.30% on any undrawn amounts under the revolving line of credit and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The maturity date of the 2019 Senior Secured Credit Facility is May 9, 2024.
The 2019 Senior Secured Credit Facility is secured by substantially all of our assets. The revolving line of credit to banks hold senior rights to collateral and principal repayment over all other creditors.
The provisions of the 2019 Senior Secured Credit Facility places certain restrictions and limitations upon the Company. These include, among others, restrictions on liens, investments, indebtedness, fundamental changes and dispositions, dividends and distributions, changes in the nature of its business, transactions with affiliates, prepayments of other indebtedness maintenance of certain financial ratios, and certain other non-financial covenants pertaining to activities of the Company during the period covered.

Contractual Obligations
The following table summarizes our contractual obligations and commitments as of March 31, 2019 related to leases and borrowings:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(in thousands)
Processing minimums(1)	$10,202	$2,702	$3,588	$3,766	$146
Facility leases	9,648	2,351	3,640	2,862	795
2017 Senior Secured Credit Facility and related interest(2)	81,127	6,689	12,623	61,815	—
Contingent consideration(3)	8,563	6,965	1,598	—	—
Total	$109,540	$18,707	$21,449	$68,443	$941
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
2.We estimated interest payments through the maturity of our 2017 Senior Secured Credit Facility by applying the interest rate of 5.24% in effect on our term loan as of March 31, 2019, plus an unused fee rate of 0.15%.
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
As of March 31, 2019, we recognized liabilities related to the Tax Receivable Agreement of $1.5 million.

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
As of March 31, 2019, there have been no significant changes to our critical accounting estimates disclosed in the Form 10-K filed with the SEC on December 7, 2018, except as described in Note 2 to our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements
As of March 31, 2019, there have been no significant changes to our recently issued accounting pronouncements disclosed in the Form 10-K filed with the SEC on December 7, 2018, except as described in Note 2 to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of March 31, 2019, the 2017 Senior Secured Credit Facility consisted of term loans in the original principal amount of $40.0 million and a $110.0 million revolving line of credit. The 2017 Senior Secured Credit Facility accrues interest, payable monthly, at the prime rate plus a margin of 0.50% to 2.00% (0.50% as of March 31, 2019) or at the 30-day LIBOR rate plus a margin of 2.75% to 4.00% (2.75% as of March 31, 2019), in each case depending on the ratio of consolidated debt-to-EBITDA, as defined in the agreement. Additionally, the 2017 Senior Secured Credit Facility required the Company to pay unused commitment fees of up to 0.15% to 0.30% (0.15% as of March 31, 2019) on any undrawn amounts under the revolving line of credit. The maturity date of the 2017 Senior Secured Credit Facility was October 30, 2022. Principal payments of $1.3 million are due on the last day of each calendar quarter until the maturity date, when all outstanding principal and accrued and unpaid interest are due. At March 31, 2019, there was $66.3 million available for borrowing under the revolving line of credit.
As of March 31, 2019, we had borrowings outstanding of $76.3 million under the 2017 Senior Secured Credit Facility. A 1.0% increase or decrease in the interest rate applicable to such borrowing (which is the LIBOR rate) would have a $0.8 million impact on the results of the business.
For information related to our new 2019 Senior Secured Credit Facility, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—2019 Senior Secured Credit Facility” in Part I, Item II of this Quarterly Report.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In January, February and March 2019, we issued an aggregate of 74,346, 17,296 and 10,000 shares, respectively, of Class A common stock in exchange for an equivalent number of shares of Class B common stock and Common Units pursuant to the terms of the i3 Verticals, LLC Limited Liability Company Agreement. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

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

i3 Verticals, Inc.

		By:	/s/ Clay Whitson
Clay Whitson
Chief Financial Officer

Date:	May 14, 2019