Form 10-Q
period 2019-06-30
i3 Verticals, Inc.
filed 2019-08-13
CIK 1728688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

As of August 13, 2019, there were 14,426,424 outstanding shares of Class A common stock, $0.0001 par value per share, and 12,921,637 outstanding shares of Class B common stock, $0.0001 par value per share.

PART I. - FINANCIAL INFORMATION
Item 1.    Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	September 30,
	2019	2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,509	$572
Accounts receivable, net	13,173	12,500
Settlement assets	439	863
Prepaid expenses and other current assets	4,940	2,630
Total current assets	20,061	16,565

Property and equipment, net	3,835	2,958
Restricted cash	1,616	665
Capitalized software, net	14,999	3,372
Goodwill	165,865	83,954
Intangible assets, net	106,468	66,023
Deferred tax asset	28,344	1,152
Other assets	2,057	453
Total assets	$343,245	$175,142

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$7,409	$4,114
Current portion of long-term debt	—	5,000
Accrued expenses and other current liabilities	15,622	11,538
Settlement obligations	439	863
Deferred revenue	4,916	4,927
Total current liabilities	28,386	26,442

Long-term debt, less current portion and debt issuance costs, net	137,645	31,776
Long-term tax receivable agreement obligations	23,904	791
Other long-term liabilities	12,932	3,935
Total liabilities	202,867	62,944

Commitments and contingencies (see Note 9)
Stockholders' equity
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2019 and September 30, 2018	—	—
Class A common stock, par value $0.0001 per share, 150,000,000 shares authorized; 14,420,199 and 9,112,042 shares issued and outstanding as of June 30, 2019 and September 30, 2018, respectively	1	1
Class B common stock, par value $0.0001 per share, 40,000,000 shares authorized; 12,921,637 and 17,213,806 shares issued and outstanding as of June 30, 2019 and September 30, 2018, respectively	1	2
Additional paid-in-capital	80,344	38,562
Accumulated (deficit) earnings	(1,379)	736
Total Stockholders' equity	78,967	39,301
Non-controlling interest	61,411	72,897
Total equity	140,378	112,198
Total liabilities and stockholders' equity	$343,245	$175,142
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018

Revenue	$97,483	$84,536	$267,745	$239,455

Operating expenses
Interchange and network fees	63,263	55,705	173,777	158,577
Other costs of services	11,431	11,061	31,414	30,119
Selling general and administrative	17,587	10,696	44,422	29,737
Depreciation and amortization	4,425	3,000	11,875	8,876
Change in fair value of contingent consideration	(417)	1,151	1,736	3,280
Total operating expenses	96,289	81,613	263,224	230,589

Income from operations	1,194	2,923	4,521	8,866

Other expenses
Interest expense, net	1,918	2,644	3,987	7,649
Change in fair value of warrant liability	—	242	—	8,487
Total other expenses	1,918	2,886	3,987	16,136

(Loss) income before income taxes	(724)	37	534	(7,270)

(Benefit from) provision for income taxes	(131)	692	(2)	553

Net (loss) income	(593)	(655)	536	(7,823)

Net income (loss) attributable to non-controlling interest	598	(91)	2,651	(91)
Net (loss) attributable to i3 Verticals, Inc.	$(1,191)	$(564)	$(2,115)	$(7,732)

Net loss per share attributable to Class A common stockholders(1):
Basic	$(0.12)	$(0.01)	$(0.23)	$(0.01)
Diluted	$(0.12)	$(0.01)	$(0.23)	$(0.01)
Weighted average shares of Class A common stock outstanding(1):
Basic	10,064,785	8,812,630	9,254,549	8,812,630
Diluted	10,064,785	8,812,630	9,254,549	8,812,630
__________________________
1.Basic and diluted net loss per Class A common stock are presented only for the period after the Company’s Reorganization Transactions. See Note 1 for a description of the Reorganization Transactions. See Note 13 for the calculation of income per common share.
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2018	9,112,042	$1	17,213,806	$2	$38,562	$736	$72,897	$112,198
Equity-based compensation	—	—	—	—	951	—	—	951
Forfeitures of restricted Class A common stock	(4,010)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	178	2,173	2,351
Distributions to non-controlling interest holders	—	—	—	—	—	—	(934)	(934)
Balance at December 31, 2018	9,108,032	1	17,213,806	2	39,513	914	74,136	114,566
Equity-based compensation	—	—	—	—	1,363	—	—	1,363
Forfeitures of restricted Class A common stock	(17,644)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(1,102)	(120)	(1,222)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(89)	(89)
Redemption of common units in i3 Verticals, LLC	101,642	—	(101,642)	—	291	—	(291)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	117	—	—	117
Balance at March 31, 2019	9,192,030	1	17,112,164	2	41,284	(188)	73,636	114,735
Equity-based compensation	—	—	—	—	1,808	—	—	1,808
Forfeitures of restricted Class A common stock	(1,124)	—	—	—	—	—	—	—
Net (loss) income	—	—	—	—	—	(1,191)	598	(593)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(1,037)	(1,037)
Redemption of common units in i3 Verticals, LLC	4,190,527	—	(4,190,527)	(1)	11,786	—	(11,786)	(1)
Sale of Class A common stock in public offering, net	1,000,000	—	—	—	21,660	—	—	21,660
Capitalization of public offering costs	—	—	—	—	(771)	—	—	(771)
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	3,962	—	—	3,962
Issuance of restricted Class A common stock under Equity Plan	8,799	—	—	—	225	—	—	225
Exercise of equity-based awards	29,967	—	—	—	390			390
Balance at June 30, 2019	14,420,199	$1	12,921,637	$1	$80,344	$(1,379)	$61,411	$140,378
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED) (CONTINUED)
(In thousands)

				Class A Common Stock		Class B Common Stock
	Class A Units	Common Units	Class P Units	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Retained Earnings	Non-Controlling Interest	Total Equity
Balance at September 30, 2017	$34,924	$1,240	$—	—	$—	—	$—	$—	$(33,018)	$—	$—	$3,146
Preferred returns on Class A Units	774	—	—	—	—	—	—	—	(774)	—	—	—
Preferred returns on Redeemable Class A Units	—	—	—	—	—	—	—	—	(168)	—	—	(168)
Issuance of Common Units	—	104	—	—	—	—	—	—	—	—	—	104
Net loss	—	—	—	—	—	—	—	—	(7,168)	—	—	(7,168)
Balance at December 31, 2017	35,698	1,344	—	—	—	—	—	—	(41,128)	—	—	(4,086)
Preferred returns on Class A Units	898	—	—	—	—	—	—	—	(898)	—	—	—
Preferred returns on Redeemable Class A Units	—	—	—	—	—	—	—	—	(209)	—	—	(209)
Net loss	—	—	—	—	—	—	—	—	(655)	—	—	(655)
Balance at March 31, 2018	36,596	1,344	—	—	—	—	—	—	(42,890)	—	—	(4,950)
Preferred returns on Class A Units	850	—	—	—	—	—	—	—	(850)	—	—	—
Preferred returns on Redeemable Class A Units	—	—	—	—	—	—	—	—	(175)	—	—	(175)
Issuance of Common Units	—	—	—	—	—	—	—	—	—	—	—	—
Net income prior to the Reorganization Transactions	—	—	—	—	—	—	—	—	189	—	—	189
Exercise of Junior Subordinated Notes Warrants and Mezzanine Warrants	—	12,218	—	—	—	—	—	(116)	—	—	—	12,102
Equity based compensation recognized prior to the Reorganization Transactions	—	—	—	—	—	—	—	38	—	—	—	38
Effect of the Reorganization Transactions	(37,446)	(13,562)	—	824,861	—	17,597,223	2	804	43,726	—	15,493	9,017
Issuance of Class A common stock in conversion of Junior Subordinated Notes	—	—	—	619,542	—	—	—	8,054	—	—	—	8,054
Sale of Class A common stock in initial public offering, net	—	—	—	7,647,500	1	—	—	92,446	—	—	—	92,447
Purchase of common units in i3 Verticals, LLC from selling shareholder	—	—	—	—	—	(383,417)	—	—	—	—	(4,635)	(4,635)
Capitalization of initial public offering costs	—	—	—	—	—	—	—	(3,792)	—	—	—	(3,792)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	—	—	—	144	—	—	—	144
Non-controlling interests related to purchase of Common Units in i3 Verticals, LLC	—	—	—	—	—	—	—	(60,102)	—	—	60,102	—
Equity based compensation recognized subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	38	—	—	—	38
Net loss subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	(98)	(91)	(189)
Balance at June 30, 2018	$—	$—	$—	9,091,903	$1	17,213,806	$2	$37,514	$—	$(98)	$70,869	$108,288

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$536	$(7,823)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,875	8,876
Equity-based compensation	4,122	817
Provision for doubtful accounts	43	33
Amortization of deferred financing costs	619	835
Debt extinguishment costs	152	—
Loss on disposal of assets	8	5
(Benefit from) deferred income taxes	(36)	(468)
Non-cash change in fair value of warrant liability	—	8,487
Increase in non-cash contingent consideration expense from original estimate	1,736	3,280
Changes in operating assets:
Accounts receivable	3,758	2,205
Prepaid expenses and other current assets	(1,779)	1,433
Other assets	(2,369)	(2,994)
Changes in operating liabilities:
Accounts payable	2,489	724
Accrued expenses and other current liabilities	(616)	2,936
Deferred revenue	(2,633)	(3,033)
Other long-term liabilities	(48)	160
Contingent consideration paid in excess of original estimates	(1,560)	(814)
Net cash provided by operating activities	16,297	14,659

Cash flows from investing activities:
Expenditures for property and equipment	(585)	(1,309)
Expenditures for capitalized software	(1,478)	(760)
Purchases of merchant portfolios and residual buyouts	(2,708)	(1,207)
Acquisitions of businesses, net of cash acquired	(126,862)	(26,862)
Acquisition of other intangibles	(72)	(818)
Net cash used in investing activities	(131,705)	(30,956)

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Nine months ended June 30,
	2019	2018
Cash flows from financing activities:
Proceeds from revolving credit facility	149,919	19,250
Payments of revolving credit facility	(14,862)	(90,850)
Proceeds from notes payable to banks	—	24,671
Payments of notes payable to banks	(35,000)	(3,750)
Payment of notes payable to mezzanine lenders	—	(10,486)
Payment of unsecured notes payable to related and unrelated creditors	—	(5,489)
Payment of debt issuance costs	(152)	(266)
Proceeds from the exercise of Mezzanine Warrants and Junior Subordinated Notes Warrants	—	270
Proceeds from issuance of Class A common stock sold in public offering, net of underwriting discounts and offering costs	21,660	—
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discounts and offering costs	—	89,729
Payments for Common Units in i3 Verticals, LLC from selling shareholder	—	(4,635)
Cash paid for contingent consideration	(2,634)	(977)
Required distributions to members for tax obligations	(2,025)	—
Proceeds from stock option exercises	390	—
Net cash provided by financing activities	117,296	17,467

Net increase (decrease) in cash, cash equivalents, and restricted cash	1,888	1,170
Cash, cash equivalents, and restricted cash at beginning of period	1,237	1,968
Cash, cash equivalents, and restricted cash at end of period	$3,125	$3,138

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,980	$8,961
Cash paid for income taxes	$24,611	$137
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
Following the completion of the IPO and Reorganization Transactions, the Company became a holding company and its principal asset is the Common Units in i3 Verticals, LLC that it owns. i3 Verticals, Inc. operates and controls all of i3 Verticals, LLC's operations and, through i3 Verticals, LLC and its subsidiaries, conducts i3 Verticals, LLC's business. i3 Verticals, Inc. has a majority economic interest in i3 Verticals, LLC.
Public Offering
On June 10, 2019, the Company completed a secondary public offering (the “June 2019 Secondary Public Offering”) of 5,165,527 shares of its Class A common stock, at a public offering price of $22.75 per share, which included a full exercise of the underwriters' option to purchase 673,764 additional shares of Class A Common Stock from the Company. The Company received approximately $111,640 of net proceeds, after deducting underwriting discounts and commissions, but before offering expenses. The Company used the net proceeds to purchase (1) 1,000,000 Common Units directly from i3 Verticals, LLC, and (2) 4,165,527 Common Units (including 673,764 Common Units due to the exercise of the underwriters' option to purchase additional shares in full) and an equivalent number of Class B common stock (which shares were then canceled) from certain Continuing Equity Owners, in each case at a price per Common Unit equal to the price per share paid by the underwriters for shares of our Class A common stock in the offering. i3 Verticals, LLC received $20,870 in net proceeds from the sale of Common Units to the Company, which it used to repay outstanding indebtedness.
•As of June 30, 2019, i3 Verticals, Inc. owned 52.7% of the economic interest in i3 Verticals, LLC.
•As of June 30, 2019, the Continuing Equity Owners owned Common Units in i3 Verticals, LLC representing approximately 47.3% of the economic interest in i3 Verticals, LLC, shares of Class A common stock in the Company representing approximately 0.8% of the economic interest and voting power in the Company, and shares of Class B common stock in i3 Verticals, Inc., representing approximately 47.3% of the voting power in the Company.
•The Continuing Equity Owners who own Common Units in i3 Verticals, LLC may redeem at each of their options (subject in certain circumstances to time-based vesting requirements) their Common Units for, at the election of i3 Verticals, LLC, cash or newly-issued shares of the Company's Class A common stock.
•Combining the Class A common stock and Class B common stock, the Continuing Equity Owners hold approximately 48.1% of the economic interest and voting power in i3 Verticals, Inc.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the reporting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the unaudited condensed consolidated financial statements of the Company and its subsidiaries as of June 30, 2019 and for the

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
three and nine months ended June 30, 2019 and 2018. The results of operations for the three and nine months ended June 30, 2019 and 2018 are not necessarily indicative of the operating results for the full year. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the Company's consolidated financial statements and related footnotes for the years ended September 30, 2018 and 2017, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018.
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

	June 30, 2019	June 30, 2018
Cash and cash equivalents on condensed consolidated balance sheet	$1,509	$2,473
Restricted cash	1,616	665
Total cash, cash equivalents and restricted cash on condensed consolidated statement of cash flows	$3,125	$3,138
Inventories
Inventories consist of point-of-sale equipment to be sold to customers and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Inventories were $1,803 and $930 at June 30, 2019 and September 30, 2018, respectively, and are included within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
Acquisitions
Business acquisitions have been recorded using the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. When relevant, the fair value of material contingent consideration included in an acquisition is calculated using a Monte Carlo simulation. The fair value of merchant relationships and non-compete assets acquired is identified using the Income Approach. The fair values of trade names and internally-developed software acquired are identified using the Relief from Royalty Method. The fair value of deferred revenue is identified using the Adjusted Fulfillment Cost Method. After the purchase price has been allocated, goodwill is recorded to the extent the total consideration paid for the acquisition, including the acquisition date fair value of contingent consideration, if any, exceeds the sum of the fair values of the separately identifiable acquired assets and assumed liabilities. Acquisition costs for business combinations are expensed when incurred and recorded in selling general and administrative expenses in the accompanying condensed consolidated statements of operations.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
The operating results of an acquisition are included in the Company’s condensed consolidated statements of operations from the date of such acquisition. Acquisitions completed during the nine months ended June 30, 2019 contributed $11,679 and $(2,490) to revenue and net loss, respectively, to the results in the Company's condensed consolidated statements of operations for the nine months then ended.
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
The majority of the Company's gross revenue for the nine months ended June 30, 2019 and 2018 is derived from volume-based payment processing fees (“discount fees”) and other related fixed transaction or service fees. The remainder is comprised of sales of software licensing subscriptions, ongoing support, and other POS-related solutions the Company provides to its clients directly and through its processing bank relationships.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (Subtopic 350-40). The amendments in ASU No. 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. As a public business entity, the Company is an emerging growth company and has elected to use the extended transition period provided for such companies. As a result, the Company is not required to adopt this ASU until October 1, 2021. Early adoption is permitted, including adoption in an interim period. The Company elected to early adopt this standard using the prospective method as of October 1, 2018. There was no impact on the Company’s condensed consolidated financial statements for the adoption of ASU No. 2018-15.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This ASU amends the existing guidance by recognizing all leases, including operating leases, with a term longer than twelve months on the balance sheet and disclosing key information about the lease arrangements. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. As a public business entity, the Company is an emerging growth company and has elected to use the extended transition period provided for such companies. As a result, the Company will not be required to adopt this ASU until October 1, 2020. The update requires modified retrospective transition, with the

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
option to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment and elect various practical expedients. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which narrows aspects of the guidance issued in the amendments in ASU 2016-02, and ASU 2018-11, Leases—Targeted Improvements (Topic 842), by allowing lessees and lessors to recognize and measure existing leases at the beginning of the period of adoption without modifying the comparative period financial statements (which therefore will remain under prior GAAP, Topic 840, Leases). In December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors, which clarifies or simplifies certain narrows aspects of the guidance issued in the amendments in ASU 2016-02 for lessors. Since the Company has not yet adopted ASU 2016-02, the effective date and transition requirements will be the same as the effective date and transition requirements in ASU 2016-02. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the guidance issued in the amendments in ASU 2016-02. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of these principles on the Company’s condensed consolidated financial statements.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
During the nine months ended June 30, 2019, the Company also acquired the following intangible assets and businesses:
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
During the nine months ended June 30, 2019, the Company purchased $2,708 in residual buyouts using a combination of cash on hand and borrowings on the Company's revolving line of credit. The acquired residual buyout intangible assets have a weighted-average amortization period of seven years.
Business Combinations
During the nine months ended June 30, 2019, the Company completed the acquisitions of unrelated businesses, including Pace Payment Systems, Inc.
Purchase of Pace Payment Systems, Inc.
On May 31, 2019, i3-SDCR acquired all of the stock of Pace Payment Systems, Inc. (“Pace”) via a reverse triangular merger involving Pace and a special acquisition subsidiary of i3-SDCR. The Company acquired Pace to expand its software offerings, primarily in the public sector and education verticals. The total purchase consideration was $55,969, including $52,408 in cash consideration, funded by proceeds from the Company's revolving line of credit, $3,336 of contingent consideration and $225 of restricted shares of Class A common stock in i3 Verticals. Certain of the purchase price allocations assigned for this acquisition are preliminary.
The goodwill associated with the acquisition is not deductible for tax purposes. The acquired merchant relationships intangible asset has an estimated amortization period of 15 years. The non-compete agreement and trade name have estimated amortization periods of 3 and 5 years, respectively. The weighted-average estimated amortization period of all intangibles acquired is 15 years. The acquired capitalized software has an estimated amortization period of 7 years. The acquisition also included a deferred tax asset related to net operating losses, which we have fully valued as of June 30, 2019.
Acquisition-related costs for Pace amounted to approximately $292 and were expensed as incurred.
Certain provisions in the merger agreement provide for additional consideration of up to $20,000 in the aggregate, to be paid based upon achievement of specified financial performance targets, as defined in the purchase agreement, in the 24 months from January 1, 2020 through December 31, 2021. The Company determined the acquisition date fair value of the liability for the contingent consideration based on a discounted cash flow analysis. In each subsequent reporting period, the Company will reassess the current estimates of performance relative to the targets and adjust the contingent liability to its fair value through earnings. See additional disclosures in Note 7.
Other Business Combinations
The Company completed the acquisitions of other businesses to expand the Company’s software offerings in the public sector vertical market, provide technology that enhances the Company’s Burton Platform and expand the Company's merchant base. Total purchase consideration was $85,661, including $78,682 in revolving line of credit proceeds and $6,979 of contingent consideration. Certain of the purchase price allocations assigned for these acquisitions are preliminary.
For all except one of these business acquired, the goodwill associated with the acquisitions is deductible for tax purposes, and goodwill associated with the acquisition of one of the businesses is not deductible for tax

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
purposes. The acquired merchant relationships intangible assets have estimated amortization periods of between thirteen and nineteen years. The non-compete agreement and trade names have weighted-average amortization periods of three and five years, respectively. The weighted-average amortization period for all intangibles acquired is sixteen years. The acquired capitalized software has an estimated amortization period of six years.
Acquisition-related costs for these businesses amounted to approximately $863 and were expensed as incurred.
Certain provisions in the purchase agreements provide for additional consideration of up to $24,100, in the aggregate, to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreements, through no later than May 2021. The Company determined the acquisition date fair values of the liabilities for the contingent consideration based on probability forecasts and discounted cash flow analyses. In each subsequent reporting period, the Company will reassess its current estimates of performance relative to the targets and adjust the contingent liabilities to their fair values through earnings. See additional disclosures in Note 7.
Summary of Business Combinations
The preliminary fair values assigned to certain assets and liabilities assumed, as of the acquisition dates, during the nine months ended June 30, 2019 were as follows:

	Pace	Other	Total
Cash and cash equivalents	$108	$4,004	$4,112
Accounts receivable	545	3,867	4,412
Settlement assets	—	20	20
Inventories	45	26	71
Prepaid expenses and other current assets	53	408	461
Property and equipment	527	592	1,119
Capitalized software	3,400	8,740	12,140
Acquired merchant relationships	13,400	31,380	44,780
Non-compete agreements	60	150	210
Trade name	500	1,240	1,740
Goodwill	42,705	39,175	81,880
Other assets	4	2	6
Total assets acquired	61,347	89,604	150,951

Accounts payable	722	84	806
Accrued expenses and other current liabilities	95	1,241	1,336
Settlement obligations	—	20	20
Deferred revenue, current	24	2,598	2,622
Other long-term liabilities	4,537	—	4,537
Net assets acquired	$55,969	$85,661	$141,630
Pro Forma Results of Operations for Business Combinations
The following unaudited supplemental pro forma results of operations have been prepared as though each of the businesses that were acquired during the nine month period ended June 30, 2019 had occurred on October 1, 2017. Pro forma adjustments were made to reflect the impact of depreciation and amortization, changes to executive compensation and the revised debt load, all in accordance with ASC 805. This supplemental pro forma

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made on these dates, or of results of operations that may occur in the future.

	Nine months ended June 30,
	2019	2018
Revenue	$299,832	$284,443
Net income (loss)	$(4,772)	$(16,113)

4. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill are as follows:

	Merchant Services	Proprietary Software and Payments	Other	Total
Balance at September 30, 2018 (net of accumulated impairment losses of $11,458, $0 and $0, respectively)	$69,666	$14,288	$—	$83,954
Goodwill attributable to acquisition activity during the nine months ended June 30, 2019(1)	44,989	36,922	—	81,911
Balance at June 30, 2019	$114,655	$51,210	$—	$165,865
____________________
1.Includes $31 of measurement period adjustments related to acquisitions in the previous fiscal year.
Intangible assets, net consisted of the following as of June 30, 2019:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Merchant relationships	$139,571	$(40,987)	$98,584	12 to 19 years – accelerated or straight-line
Non-compete agreements	1,770	(515)	1,255	2 to 5 years – straight-line
Website development costs	77	(15)	62	3 years – straight-line
Trade names	3,992	(1,087)	2,905	3 to 7 years – straight-line
Residual buyouts	4,701	(1,753)	2,948	2 to 8 years – straight-line
Referral and exclusivity agreements	900	(221)	679	5 to 10 years – straight-line
Total finite-lived intangible assets	151,011	(44,578)	106,433

Indefinite-lived intangible assets:
Trademarks	35	—	35
Total identifiable intangible assets	$151,046	$(44,578)	$106,468

Amortization expense for intangible assets amounted to $3,233 and $9,054 during the three and nine months ended June 30, 2019, respectively, and $2,376 and $7,007 during the three and nine months ended June 30, 2018, respectively.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
Based on net carrying amounts at June 30, 2019, the Company's estimate of future amortization expense for intangible assets are presented in the table below for fiscal years ending September 30:

2019 (three months remaining)	$3,299
2020	11,734
2021	10,181
2022	9,042
2023	8,090
Thereafter	64,087
$106,433

5. LONG-TERM DEBT, NET
A summary of long-term debt, net as of June 30, 2019 and September 30, 2018 is as follows:

		June 30,	September 30,
	Maturity	2019	2018
Term loans to bank under the 2017 Senior Secured Credit Facility	October 30, 2022	—	35,000
Revolving lines of credit to banks under the 2017 Senior Secured Credit Facility	October 30, 2022	—	3,250
Revolving lines of credit to banks under the 2019 Senior Secured Credit Facility	May 9, 2024	139,577	—
Debt issuance costs, net		(1,932)	(1,474)
Total long-term debt, net of issuance costs		137,645	36,776
Less current portion of long-term debt		—	(5,000)
Long-term debt, net of current portion		$137,645	$31,776
2019 Senior Secured Credit Facility
On May 9, 2019, the Company replaced its existing 2017 Senior Secured Credit Facility (defined below) with a new credit agreement (the “2019 Senior Secured Credit Facility”). The Company concluded that the replacement of the 2017 Senior Secured Credit Facility should be accounted for as a debt modification based on the guidance in ASC 470-50. In connection with the replacement of the 2017 Senior Secured Credit Facility, the Company recorded a debt extinguishment charge of $152 for the write-off of deferred financing costs, which was recorded in interest expense in the condensed consolidated statements of operations. The 2019 Senior Secured Credit Facility consists of a $300,000 revolving line of credit, together with an option to increase the revolving line of credit and/or obtain incremental term loans in an additional principal amount of up to $50,000 in the aggregate (subject to the receipt of additional commitments for any such incremental loan amounts). The 2019 Senior Secured Credit Facility accrues interest at LIBOR (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) plus an applicable margin of 2.25% to 3.25% (2.50% as of June 30, 2019), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%), plus an applicable margin of 0.25% to 1.25% (0.50% as of June 30, 2019), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the 2019 Senior Secured Credit Facility requires the Company to pay unused commitment fees of 0.15% to 0.30% (0.20% as of June 30, 2019) on any undrawn amounts under the revolving line of credit and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
agreement. The maturity date of the 2019 Senior Secured Credit Facility is May 9, 2024. As of June 30, 2019, there was $160,423 available for borrowing under the revolving line of credit.
The 2019 Senior Secured Credit Facility is secured by substantially all assets of the Company. The lenders under the 2019 Senior Secured Credit Facility hold senior rights to collateral and principal repayment over all other creditors.
The provisions of the 2019 Senior Secured Credit Facility place certain restrictions and limitations upon the Company. These include, among others, restrictions on liens, investments, indebtedness, fundamental changes and dispositions; maintenance of certain financial ratios; and certain non-financial covenants pertaining to the activities of the Company during the period covered. The Company was in compliance with such covenants as of June 30, 2019. In addition, the 2019 Senior Secured Credit Facility restricts the Company's ability to make dividends or other distributions to the holders of the Company's equity. The Company is permitted to (i) make cash distributions to the holders of the Company's equity in order to pay taxes incurred by owners of equity in i3 Verticals, LLC, by reason of such ownership, (ii) move intercompany cash between subsidiaries that are joined to the 2019 Senior Secured Credit Facility, (iii) repurchase equity from employees, directors, officers or consultants in an aggregate amount not to exceed $3,000 per year, (iv) make certain payments in connection with the Tax Receivable Agreement, and (v) make other dividends or distributions in an aggregate amount not to exceed 5% of the net cash proceeds received from any additional common equity issuance. The Company is also permitted to make non-cash dividends in the form of additional equity issuances. Each subsidiary may make ratable distributions to persons that own equity interests in such subsidiary. All other forms of dividends or distributions are prohibited under the 2019 Senior Secured Credit Facility.
2017 Senior Secured Credit Facility
On October 30, 2017, the Company replaced its existing credit facility with the 2017 Senior Secured Credit Facility (the “2017 Senior Secured Credit Facility”). The 2017 Senior Secured Credit Facility consisted of term loans in the original principal amount of $40,000 and a $110,000 revolving line of credit. The 2017 Senior Secured Credit Facility accrued interest, payable monthly, at the prime rate plus a margin of 0.50% to 2.00% or at the 30-day LIBOR rate plus a margin of 2.75% to 4.00%, in each case depending on the ratio of consolidated debt-to-EBITDA, as defined in the agreement. Additionally, the 2017 Senior Secured Credit Facility required the Company to pay unused commitment fees of 0.15% to 0.30% on any undrawn amounts under the revolving line of credit. The maturity date of the 2017 Senior Secured Credit Facility was October 30, 2022. Principal payments of $1,250 were due on the last day of each calendar quarter until the maturity date, when all outstanding principal and accrued and unpaid interest are due.
The 2017 Senior Secured Credit Facility was secured by substantially all assets of the Company. The lenders under the 2017 Senior Secured Credit Facility held senior rights to collateral and principal repayment over all other creditors.
As previously mentioned, on May 9, 2019, the Company replaced its existing 2017 Senior Secured Credit Facility with the 2019 Senior Secured Credit Facility.

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
In connection with the issuance of the Mezzanine Notes, the Company granted warrants (the “Mezzanine Warrants”) to purchase 1,423,688 common units in i3 Verticals, LLC. The Mezzanine Warrants were determined to have no material value as of the grant date. On June 25, 2018, in conjunction with the Reorganization Transactions described in Note 1, all existing Mezzanine Warrants were exercised for common units in i3 Verticals, LLC. The intrinsic value of the Mezzanine Warrants at that date was $9,241. The change in the fair market value of the warrants for the three and nine months ended June 30, 2018 is reflected within the condensed consolidated statement of operations.
Debt issuance costs
During the three and nine months ended June 30, 2019, the Company incurred debt issuance costs totaling $1,229, in connection with the issuance of long-term debt. During the three and nine months ended June 30, 2018, the Company incurred debt issuance costs totaling $5 and $1,171, respectively, in connection with the issuance of long-term debt. The debt issuance costs are being amortized over the related term of the debt using the straight-line method and are presented net against long-term debt in the condensed consolidated balance sheets. As part of the April 2016 amendment to the Company’s previous senior credit facility (the “2016 Senior Secured Credit Facility”), the Company expensed a nominal amount of unamortized debt issuance costs related to the exit of a participating bank from the 2016 Senior Secured Credit Facility. The amortization of deferred debt issuance costs is included in interest expense and amounted to approximately $154 and $619 during the three and nine months ended June 30, 2019, respectively, and $370 and $835 during the three and nine months ended June 30, 2018, respectively.

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
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the Company’s estimated tax rate changes, it makes a cumulative adjustment in that period. The Company’s provision for income taxes was a benefit of $131 and $2 for the three and nine months ended June 30, 2019, respectively, and an expense of $692 and $553 for the three and nine months ended June 30, 2018, respectively.
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
During the nine months ended June 30, 2019, the Company acquired an aggregate of 4,292,169 common units of i3 Verticals, LLC in connection with the redemption of common units, which resulted in an increase in the tax basis of our investment in i3 Verticals, LLC subject to the provisions of the Tax Receivable Agreement. As a result of these exchanges, during the nine months ended June 30, 2019, the Company recognized an increase to its net deferred tax assets in the amount of $27,192, and corresponding Tax Receivable Agreement liabilities of $23,113, representing 85% of the tax benefits due to the Continuing Equity Owners. The results of these transactions brought the deferred tax asset and corresponding Tax Receivable Agreement liability balances to $28,151 and $23,929, respectively, as of June 30, 2019.
Payments to the Continuing Equity Owners related to exchanges through June 30, 2019 will range from $0 to $2,181 per year and are expected to be paid over the next 24 years. The amounts recorded as of June 30, 2019, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

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
The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, settlement assets and obligations, accounts receivable, other assets, accounts payable, and accrued expenses, approximated their fair values as of June 30, 2019 and 2018, because of the relatively short maturity dates on these instruments. The carrying amount of debt approximates fair value as of June 30, 2019 and 2018, because interest rates on these instruments approximate market interest rates.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
The Company has no Level 1 or Level 2 financial instruments. The following tables present the changes in the Company's Level 3 financial instruments that are measured at fair value on a recurring basis.

Accrued Contingent Consideration
Balance at September 30, 2018	5,999
Contingent consideration accrued at time of business combination	10,315
Change in fair value of contingent consideration included in Operating expenses	1,736
Contingent consideration paid	(4,194)
Balance at June 30, 2019	$13,856

	Mezzanine Warrants	Accrued Contingent Consideration
Balance at September 30, 2017	$767	$3,340
Change in the fair value of warrant liabilities, included in Other expenses	8,487	—
Contingent consideration accrued at time of business combination	—	2,084
Change in fair value of contingent consideration included in Operating expenses	—	3,280
Contingent consideration paid	—	(1,791)
Balance at June 30, 2018	$—	$6,913
Approximately $7,162 and $3,813 of contingent consideration was recorded in accrued expenses and other current liabilities as of June 30, 2019 and September 30, 2018, respectively. Approximately $6,694 and $2,186 of contingent consideration was recorded in other long-term liabilities as of June 30, 2019 and September 30, 2018, respectively.

8. EQUITY-BASED COMPENSATION
A summary of equity-based compensation expense recognized during the three and nine months ended June 30, 2019 and 2018 is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
TRA non-participation compensatory shares	$—	$741	$—	$741
Stock options	1,808	76	4,122	76
Equity-based compensation expense	$1,808	$817	$4,122	$817

Amounts are included in general and administrative expense on the condensed consolidated statements of operations. Income tax benefits of $30 were recognized related to equity-based compensation during the three and nine months ended June 30, 2019 and 2018.
Stock Options
In May 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) under which the Company may grant up to 3,500,000 stock options and other equity-based awards to employees, directors and officers. The number of shares of Class A common stock available for issuance under the 2018 Plan includes an

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
annual increase on the first day of each year, beginning with the 2019 calendar year, equal to 4.0% of the outstanding shares of all classes of the Company's common stock as of the last day of the immediately preceding calendar year, unless the Company’s board of directors determines prior to the last trading day of December of the immediately preceding calendar year that the increase shall be less than 4%. As of June 30, 2019, there are 4,552,873 options available to grant under the 2018 Plan.
In connection with the IPO, the Company granted 2,045,000 stock options to its directors and certain employees. The stock options were granted with an exercise price of $13.00 per share and vest ratably over a three-year period.
The fair value of the stock option awards during the nine months ended June 30, 2019 and from June 20, 2018 through September 30, 2018 was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	June 30, 2019	September 30, 2018
Expected volatility(1)	27.0%	26.3%
Expected dividend yield(2)	—%	—%
Expected term(3)	6 years	6 years
Risk-free interest rate(4)	2.5%	2.8%
_________________
1.Expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.
2.The Company has assumed a dividend yield of zero as management has no plans to declare dividends in the foreseeable future.
3.Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.
4.The risk-free rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.

A summary of stock option activity for the nine months ended June 30, 2019 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	2,138,500	$13.13
Granted	2,297,916	22.52
Exercised	(29,967)	13.00
Forfeited	(81,916)	17.62
Outstanding at end of period	4,324,533	$18.04
The weighted-average grant date fair value of stock options granted during the nine months ended June 30, 2019 was $7.15. As of June 30, 2019, there were 4,324,533 stock options outstanding, of which 638,761 were exercisable. As of June 30, 2019, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $19,847, which is expected to be recognized over a weighted-average period of 2.5 years.
TRA Non-Participation Compensatory Shares
On June 25, 2018, the Company entered into a Tax Receivable Agreement with i3 Verticals, LLC and each of the Continuing Equity Owners as described in Note 6. The Former Equity Owners did not participate in the Tax Receivable Agreement. Therefore, as part of the Reorganization Transactions, the Class B common units held by the Former Equity Owners were converted into Class A common stock based on a conversion ratio that provided an equitable adjustment to reflect the full value of the Class B common units. For employees who are Former Equity Owners, this arrangement was a modification under ASC 718. We recognized stock-based compensation expense of $741 as part of the Reorganization Transactions as a result of this conversion for the three and nine months ended June 30, 2018.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
9. COMMITMENTS AND CONTINGENCIES
Leases
The Company utilizes office space and equipment under operating leases. Rent expense under these leases amounted to $615 and $1,640 during the three and nine months ended June 30, 2019, respectively, and $419 and $1,105 three and nine months ended June 30, 2018, respectively.
A summary of approximate future minimum payments under these leases as of June 30, 2019 is as follows:

Years ending September 30:
2019 (three months remaining)	$652
2020	2,344
2021	1,817
2022	1,579
2023	1,482
Thereafter	1,405
Total	$9,279
Minimum Processing Commitments
The Company has non-exclusive agreements with several processors to provide services related to transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Certain of these agreements require the Company to submit a minimum monthly number of transactions for processing. If the Company submits a number of transactions that is lower than the minimum, it is required to pay to the processor the fees it would have received if the Company had submitted the required minimum number of transactions. As of June 30, 2019, such minimum fee commitments were as follows:

Years ending September 30:
2019 (three months remaining)	$634
2020	2,541
2021	1,457
2022	2,046
2023	2,646
Thereafter	243
Total	$9,567

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
In addition, the Company is involved in ordinary course legal proceedings, which include all claims, lawsuits, investigations and proceedings, including unasserted claims, which are probable of being asserted, arising in the ordinary course of business. The Company has considered all such ordinary course legal proceedings in formulating its disclosures and assessments. After taking into consideration the evaluation of such legal matters by the Company’s legal counsel, the Company’s management believes at this time that such matters will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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

10. RELATED PARTY TRANSACTIONS
Prior to the Company's IPO and Reorganization Transactions, portions of the Junior Subordinated Notes held by related creditors were outstanding. Interest expense to related parties for the Company’s Junior Subordinated Notes amounted to $145 and $457 during the three and nine months ended June 30, 2018, respectively.
Prior to the Company's IPO and Reorganization Transactions, the Mezzanine Notes held by related creditors were outstanding. Interest expense to related parties for the Company’s Mezzanine Notes amounted to $315 and $952 during the three and nine months ended June 30, 2018, respectively.
In April, 2016, the Company entered into a purchase agreement to purchase certain assets of Axia, LLC. On April 29, 2016, the Company entered into a Processing Services Agreement (the “Axia Tech Agreement”) with Axia Technologies, LLC (“Axia Tech”), an entity controlled by the previous owner of Axia, LLC. Under the Axia Tech Agreement, the Company agreed to provide processing services for certain merchants as designated by Axia Tech from time to time. In accordance with ASC 605-45, revenue from the processing services is recognized net of interchange, residual expense and other fees. The Company earned net revenues related to the Axia Tech Agreement of $21 and $59 during the three and nine months ended June 30, 2019, respectively, and $13 and $37 during the three and nine months ended June 30, 2018, respectively. i3 Verticals, LLC, Greg Daily, the Company’s CEO and Clay Whitson, the Company’s CFO, own 2.0%, 10.5% and 0.4%, respectively, of the outstanding equity of Axia Tech.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
In connection with the Company’s IPO, the Company and i3 Verticals, LLC entered into a Tax Receivable Agreement with the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that it actually realizes, or in some circumstances, is deemed to realize in its tax reporting, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of Common Units of i3 Verticals, LLC for Class A common stock of i3 Verticals, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. See Note 6 for further information. As of June 30, 2019, the total amount due under the Tax Receivable Agreement was $23,929.

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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
The Company primarily uses processing margin to measure operating performance. The following is a summary of reportable segment operating performance for the three and nine months ended June 30, 2019 and 2018.

	As of and for the Three Months Ended June 30, 2019
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$87,264	$10,219	$—	$97,483

Operating expenses
Interchange and network fees	61,744	1,519	—	63,263
Other costs of services	10,527	904	—	11,431
Selling general and administrative	6,244	6,066	5,277	17,587
Depreciation and amortization	2,972	1,308	145	4,425
Change in fair value of contingent consideration	155	(572)	—	(417)
Income (loss) from operations	$5,622	$994	$(5,422)	$1,194

Processing margin(1)	$19,442	$7,946	$—	$27,388
Total assets	$212,315	$97,043	$33,887	$343,245
Goodwill	$114,655	$51,210	$—	$165,865
__________________________
1.Processing margin is equal to revenue less interchange and network fees, less other costs of services. $4,449, $150 and $0 of residual expense, a component of other costs of services, are added back to the Merchant Services segment, Proprietary Software and Payments segment, and Other category, respectively.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)

	For the Nine Months Ended June 30, 2019
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$241,841	$25,904	$—	$267,745

Operating expenses
Interchange and network fees	169,229	4,548	—	173,777
Other costs of services	29,648	1,766	—	31,414
Selling general and administrative	18,561	12,728	13,133	44,422
Depreciation and amortization	8,671	2,811	393	11,875
Change in fair value of contingent consideration	(554)	2,290	—	1,736
Income (loss) from operations	$16,286	$1,761	$(13,526)	$4,521

Processing margin(1)	$54,653	$20,082	$—	$74,735
Total assets	$212,315	$97,043	$33,887	$343,245
Goodwill	$114,655	$51,210	$—	$165,865
__________________________
1.Processing margin is equal to revenue less interchange and network fees, less other costs of services. $11,689, $492 and $0 of residual expense, a component of other costs of services, are added back to the Merchant Services segment, Proprietary Software and Payments segment, and Other category, respectively.

	As of and for the Three Months Ended June 30, 2018
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$79,766	$4,770	$—	$84,536

Operating expenses
Interchange and network fees	54,673	1,032	—	55,705
Other costs of services	10,693	368	—	11,061
Selling general and administrative	6,126	1,908	2,662	10,696
Depreciation and amortization	2,424	517	59	3,000
Change in fair value of contingent consideration	88	1,063	—	1,151
Income (loss) from operations	$5,762	$(118)	$(2,721)	$2,923

Processing margin(1)	$18,130	$3,489	$—	$21,619
Total assets	$142,866	$18,941	$4,873	$166,680
Goodwill	$69,541	$10,625	$—	$80,166
__________________________
1.Processing margin is equal to revenue less interchange and network fees, less other costs of services. $3,730, $119 and $0 of residual expense, a component of other costs of services, are added back to the Merchant Services segment, Proprietary Software and Payments segment, and Other category, respectively.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)

	For the Nine Months Ended June 30, 2018
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$224,671	$14,788	$(4)	$239,455

Operating expenses
Interchange and network fees	155,012	3,565	—	158,577
Other costs (benefits) of services	28,949	1,171	(1)	30,119
Selling general and administrative	17,127	5,546	7,064	29,737
Depreciation and amortization	7,140	1,615	121	8,876
Change in fair value of contingent consideration	1,535	1,745	—	3,280
Income (loss) from operations	$14,908	$1,146	$(7,188)	$8,866

Processing margin(1)	$50,923	$10,486	$(3)	$61,406
Total assets	$142,866	$18,941	$4,873	$166,680
Goodwill	$69,541	$10,625	$—	$80,166
__________________________
1.Processing margin is equal to revenue less interchange and network fees, less other costs of services. $10,213, $434 and $0 of residual expense, a component of other costs of services, are added back to the Merchant Services segment, Proprietary Software and Payments segment, and Other category, respectively.

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
As of June 30, 2019, i3 Verticals, Inc. owned 14,420,199 of i3 Verticals, LLC's Common Units, representing a 52.7% economic ownership interest in i3 Verticals, LLC.

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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
Prior to the IPO, the i3 Verticals, LLC membership structure included Class A units, common units and Class P units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO using the two-class method and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. Therefore, earnings per share information for the three and nine months ended June 30, 2018 represents only the period from June 25 through June 30, 2018.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the three and nine months ended June 30, 2019 and 2018:

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Basic and diluted(2) net loss per share:
Numerator
Net (loss) income	$(593)	$(138)	$536	$(138)
Less: Net income (loss) attributable to non-controlling interest	598	(91)	2,651	(91)
Net loss attributable to Class A common stockholders	$(1,191)	$(47)	$(2,115)	$(47)
Denominator
Weighted average shares of Class A common stock outstanding(1)	10,064,785	8,812,630	9,254,549	8,812,630
Basic and diluted net loss per share	$(0.12)	$(0.01)	$(0.23)	$(0.01)
____________________
1.Excludes 285,433 restricted Class A common stock units.
2.For the three and nine months ended June 30, 2019, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted earnings per share of Class A common stock:
a.16,184,026 and 16,846,012 shares of weighted average Class B common stock for the three and nine months ended June 30, 2019, respectively, and 17,213,806 shares of weighted average Class B common stock for the three and nine months ended June 30, 2018 along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive,
b.443,000 and 620,500 stock options for the three and nine months ended June 30, 2019, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.1,188,987 and 974,402 shares for the three and nine months ended June 30, 2019, respectively, and 377,537 shares for the three and nine months ended June 30, 2018 resulting from estimated stock option exercises as calculated by the treasury stock method, and 285,433 restricted Class A common units for the three and nine months ended June 30, 2019 and 279,273 restricted Class A common units for the three and nine months ended June 30, 2018 were excluded because the effect of including them would have been anti-dilutive.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except warrant, unit, share and per share amounts)
14. SIGNIFICANT NON-CASH TRANSACTIONS
The Company engaged in the following significant non-cash investing and financing activities during the nine months ended June 30, 2019 and 2018:

	Nine months ended June 30,
	2019	2018
Common Units issued as part of acquisitions' purchase consideration	$—	$104
Restricted Class A common stock issued as part of acquisitions' purchase consideration (Note 3)	$225	$—
Acquisition date fair value of contingent consideration in connection with business combinations	$10,315	$2,084
Replacement of the 2016 Senior Secured Credit Facility with the 2017 Senior Secured Credit Facility	$—	$87,525
Replacement of the 2017 Senior Secured Credit Facility with the 2019 Senior Secured Credit Facility	$100,229	$—
Mezzanine Notes net settled with Mezzanine Warrant exercises	$—	$14
Unsecured notes payable to related and unrelated creditors net settled with Junior Subordinated Notes Warrants	$—	$2,565
Settlement of warrant liability with equity as a result of Mezzanine Warrant exercise	$—	$9,253
Preferred return on Redeemable Class A Units	$—	$552
Preferred return on Class A Units	$—	$2,522
Debt issuance costs financed with proceeds from the 2017 Senior Secured Credit Facility	$—	$904
Debt issuance costs and accrued interest financed with proceeds from the 2019 Senior Secured Credit Facility	$1,271	$—
Increase in accrued equity issuance costs	$—	$760
Conversion of notes payable to related and unrelated creditors to Class A common stock	$—	$8,054

15. SUBSEQUENT EVENTS
Form S-3 Filing
On August 8, 2019, the Company filed with the SEC an omnibus shelf registration statement on Form S-3 (File No. 333-233126), for the offer and sale of up to $250,000 of the Company's securities from time to time and in such amounts and at such prices and terms as are to be determined in the future by the Company directly or through agents, dealers or underwriters, as well as the possible resale by certain selling securityholders, including certain of our executive officers and directors, of up to 13,145,534 shares of Class A common stock to be sold from time to time and in such amounts and at such prices and terms as are to be determined in the future by the selling securityholders directly or through agents, dealers or underwriters. The S-3 was declared effective on August 9, 2019.

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
•operating and financial restrictions imposed by our 2019 Senior Secured Credit Facility (as defined below); and
•the risk factors included in our Form 10-K, and subsequent SEC filings, and included in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any.

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
Acquisitions
Acquisitions during the nine months ended June 30, 2019
On May 31, 2019, we acquired all the outstanding stock of Pace Payment Systems, Inc. (“Pace”). We acquired Pace to expand our software offerings, primarily in the public sector and education verticals. The total net purchase consideration was $56.0 million, including $52.4 million in cash consideration, funded by proceeds from our revolving line of credit, $3.3 million of contingent consideration, $0.2 million of restricted Class A common stock in i3 Verticals and potential additional consideration of up to $20.0 million to be paid based upon the achievement of certain growth metrics related to the financial performance of Pace in the 24 months from January 1, 2020 through December 31, 2021.
We also completed the acquisitions of additional unrelated businesses. These acquisitions expanded our software offerings in the public sector vertical market, provided technology that enhances our Burton Platform and expanded our merchant base. Total net purchase consideration for these businesses was $85.7 million, which included $78.7 million of cash consideration funded with proceeds from our revolving line of credit and $7.0 million of contingent consideration.

Acquisitions during the nine months ended June 30, 2018
During the nine months ended June 30, 2018, we completed the acquisitions of three unrelated businesses. On October 31, 2017, we acquired all of the outstanding stock of San Diego Cash Register Company, Inc. (“SDCR, Inc.”). We acquired SDCR, Inc. to expand our presence within the integrated POS market. We used proceeds from our 2017 Senior Secured Credit Facility and the issuance of $0.1 million of common units in i3 Verticals, LLC to fund the net purchase consideration of $20.8 million, including $0.7 million of contingent consideration. We also completed the acquisitions of two additional unrelated business. These two acquisitions expanded our presence in the public sector and POS markets. Total purchase consideration of these two unrelated businesses was $9.6 million, which included $8.2 million of cash consideration funded with proceeds from our revolving line of credit and $1.4 million of contingent consideration.
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
Interest expense, net. Our interest expense consists of interest on our outstanding indebtedness and amortization of debt issuance costs.

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
Our payment volume for the three months ended June 30, 2019 and 2018 was $3.4 billion and $3.0 billion, respectively, representing a period-to-period growth rate of 13.7%. Our payment volume for the nine months ended June 30, 2019 and 2018 was $9.3 billion and $8.6 billion, respectively, representing a period-to-period growth rate of 8.3%. We focus on payment volume because it is a reflection of the scale and economic activity of our client base and because a significant part of our revenue is derived as a percentage of our clients’ dollar volume receipts. Payment volume reflects the addition of new clients and same store payment volume growth of existing clients, partially offset by client attrition during the period.
Integrated payments represent payment transactions that are generated in situations in which payment technology is embedded within our own proprietary software, a client’s software or critical business process. We evaluate the portion of our payment volume that is produced by integrated transactions because we believe the convergence of software and payments is a significant trend impacting our industry. We believe integrated payments create stronger client relationships with higher payment volume retention and growth. Integrated payments grew to 51% of our payment volume for the three months ended June 30, 2019 from 43% for the three months ended June 30, 2018.
We measure period-to-period payment volume attrition as the change in card-based payment volume for all clients that were processing with us for the same period in the prior year. We exclude from our calculations payment volume from new clients added during the period. We experience attrition in payment volume as a result of several factors, including business closures, transfers of clients’ accounts to our competitors and account closures that we initiate due to heightened credit risks. During the nine months ended June 30, 2019, we experienced approximately 1% net volume attrition per month.

Results of Operations
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
The following table presents our historical results of operations for the periods indicated:

	Three months ended June 30,		Change
(in thousands)	2019	2018	Amount	%

Revenue	$97,483	$84,536	$12,947	15.3%

Operating expenses
Interchange and network fees	63,263	55,705	7,558	13.6%
Other costs of services	11,431	11,061	370	3.3%
Selling general and administrative	17,587	10,696	6,891	64.4%
Depreciation and amortization	4,425	3,000	1,425	47.5%
Change in fair value of contingent consideration	(417)	1,151	(1,568)	(136.2)%
Total operating expenses	96,289	81,613	14,676	18.0%

Income from operations	1,194	2,923	(1,729)	(59.2)%

Other expenses
Interest expense, net	1,918	2,644	(726)	(27.5)%
Change in fair value of warrant liability	—	242	(242)	n/m
Total other expenses	1,918	2,886	(968)	(33.5)%

(Loss) income before income taxes	(724)	37	(761)	n/m

(Benefit from) provision for income taxes	(131)	692	(823)	(118.9)%

Net (loss) income	(593)	(655)	62	n/m

Net income (loss) attributable to non-controlling interest	598	(91)	689	n/m
Net (loss) attributable to i3 Verticals, Inc.	$(1,191)	$(564)	$(627)	n/m
n/m = not meaningful
Revenue
Revenue increased $12.9 million, or 15.3%, to $97.5 million for the three months ended June 30, 2019 from $84.5 million for the three months ended June 30, 2018. Acquisitions completed during the 2019 and 2018 fiscal years contributed an incremental $10.1 million to our revenue for the three months ended June 30, 2019. The remaining $2.8 million of increased revenue was due primarily to an increase in payment volume.
Revenue includes revenues from a subset of merchant contracts purchased in 2014 and 2017 (the “Purchased Portfolios”), which have a higher rate of revenue attrition and payment volume attrition than the rest of our business. Revenues from the Purchased Portfolios decreased $1.3 million, or 31.6%, to $2.9 million for the three months ended June 30, 2019 from $4.2 million for the three months ended June 30, 2018. Excluding revenues from the Purchased Portfolios, revenue grew $14.3 million, or 17.8%, to $94.6 million for the three months ended June 30, 2019 from $80.3 million for the three months ended June 30, 2018.

Revenue within Merchant Services increased $7.5 million, or 9.4%, to $87.3 million for the three months ended June 30, 2019 from $79.8 million for the three months ended June 30, 2018. Revenue within Proprietary Software and Payments increased $5.4 million, or 114.2%, to $10.2 million for the three months ended June 30, 2019 from $4.8 million for the three months ended June 30, 2018.
Payment volume increased $0.4 billion, or 13.7%, to $3.4 billion for the three months ended June 30, 2019 from $3.0 billion for the three months ended June 30, 2018.
Interchange and Network Fees
Interchange and network fees increased $7.6 million, or 13.6%, to $63.3 million for the three months ended June 30, 2019 from $55.7 million for the three months ended June 30, 2018. Acquisitions completed during the 2019 and 2018 fiscal years contributed an incremental $4.8 million to our interchange and network fees for the three months ended June 30, 2019. The remaining $2.8 million of increased interchange and network fees was due primarily to an increase in payment volume.
Interchange and network fees related to the Purchased Portfolios decreased $0.7 million, or 30.4%, to $1.5 million for the three months ended June 30, 2019 from $2.2 million for the three months ended June 30, 2018. Excluding interchange and network fees from these Purchased Portfolios, interchange and network fees grew $8.2 million, or 15.3%, to $61.8 million for the three months ended June 30, 2019 from $53.6 million for the three months ended June 30, 2018.
Interchange and network fees within Merchant Services increased $7.1 million, or 12.9%, to $61.7 million for the three months ended June 30, 2019 from $54.7 million for the three months ended June 30, 2018. Interchange and network fees within Proprietary Software and Payments increased $0.5 million, or 47.2%, to $1.5 million for the three months ended June 30, 2019 from $1.0 million for the three months ended June 30, 2018.
Other Costs of Services
Other costs of services increased $0.4 million, or 3.3%, to $11.4 million for the three months ended June 30, 2019 from $11.1 million for the three months ended June 30, 2018. Acquisitions completed during the 2019 and 2018 fiscal years contributed an incremental $0.2 million to our other costs of services for the three months ended June 30, 2019. The remaining $0.2 million of increased other costs of services was due primarily to an increase in payment volume, resulting in greater residuals paid to our distribution partners.
Other costs of services within Merchant Services decreased $0.2 million, or 1.6%, to $10.5 million for the three months ended June 30, 2019 from $10.7 million for the three months ended June 30, 2018.
Other costs of services within Proprietary Software and Payments increased $0.5 million, or 145.7%, to $0.9 million for the three months ended June 30, 2019 from $0.4 million for the three months ended June 30, 2018. Acquisitions completed during the 2019 and 2018 fiscal years within Proprietary Software and Payments contributed an incremental $0.5 million to our other costs of services for the three months ended June 30, 2019.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $6.9 million, or 64.4%, to $17.6 million for the three months ended June 30, 2019 from $10.7 million for the three months ended June 30, 2018. This increase was primarily driven by a $4.5 million increase in employment expenses, primarily resulting from an increase in stock compensation expense and an increase in headcount that resulted from acquisitions and additions to corporate staff. Increases in insurance and professional services, software and technological services, rent expense and advertising and promotion comprised the remainder of the increase.
Depreciation and Amortization
Depreciation and amortization increased $1.4 million, or 47.5%, to $4.4 million for the three months ended June 30, 2019 from $3.0 million for the three months ended June 30, 2018. Amortization expense increased $1.3 million to $4.1 million for the three months ended June 30, 2019 from $2.8 million for the three months ended June 30, 2018 primarily due to acquisitions completed during the three months ended June 30, 2019. Depreciation expense increased $0.1 million to $0.3 million for the three months ended June 30, 2019 from $0.2 million for the three months ended June 30, 2018.

Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a benefit of $0.4 million for the three months ended June 30, 2019 primarily due to shortfalls from expectations for some of our acquisitions. The change in fair value of contingent consideration for the three months ended June 30, 2018 was a charge of $1.2 million.
Interest Expense, net
Interest expense, net, decreased $0.7 million, or 27.5%, to $1.9 million for the three months ended June 30, 2019 from $2.6 million for the three months ended June 30, 2018. The decrease reflects a lower average amount of indebtedness outstanding and payment of all of the outstanding aggregate principal balance and accrued interest on the notes payable to the lenders under our Mezzanine Notes and unsecured notes payable to related and unrelated creditors in connection with the Reorganization Transactions in the second quarter of fiscal year 2018.
Change in Fair Value of Warrant Liability
The change in fair value of our warrant liabilities corresponds to the value of the warrants issued in connection with our Mezzanine Notes. The warrants were exercised in June 2018 in conjunction with our IPO. The change in fair value of the warrant liabilities was a charge of $0.2 million for the three months ended June 30, 2018.
Provision for Income Taxes
The provision for income taxes decreased to a benefit of $0.1 million for the three months ended June 30, 2019 from an expense of $0.7 million for the three months ended June 30, 2018. The provision for income taxes consists primarily of provisions for state income taxes and, for certain subsidiaries of i3 Verticals, LLC which are corporations, provisions for federal income taxes. Our effective tax rate was 18% for the three months ended June 30, 2019. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company. The income of minority owned i3 Verticals, LLC is not taxed and the separate loss of the Company has minimal tax effect due to the allocations from i3 Verticals, LLC.

Nine Months Ended June 30, 2019 Compared to Nine Months Ended June 30, 2018
The following table presents our historical results of operations for the periods indicated:

	Nine months ended June 30,		Change
(in thousands)	2019	2018	Amount	%

Revenue	$267,745	$239,455	$28,290	11.8%

Operating expenses
Interchange and network fees	173,777	158,577	15,200	9.6%
Other costs of services	31,414	30,119	1,295	4.3%
Selling general and administrative	44,422	29,737	14,685	49.4%
Depreciation and amortization	11,875	8,876	2,999	33.8%
Change in fair value of contingent consideration	1,736	3,280	(1,544)	(47.1)%
Total operating expenses	263,224	230,589	32,635	14.2%

Income from operations	4,521	8,866	(4,345)	(49.0)%

Other expenses
Interest expense, net	3,987	7,649	(3,662)	(47.9)%
Change in fair value of warrant liability	—	8,487	(8,487)	n/m
Total other expenses	3,987	16,136	(12,149)	(75.3)%

Income (loss) before income taxes	534	(7,270)	7,804	n/m

(Benefit from) provision for income taxes	(2)	553	(555)	(100.4)%

Net income (loss)	536	(7,823)	8,359	n/m

Net income (loss) attributable to non-controlling interest	2,651	(91)	2,742	n/m
Net (loss) attributable to i3 Verticals, Inc.	$(2,115)	$(7,732)	$5,617	n/m
n/m = not meaningful
Revenue
Revenue increased $28.3 million, or 11.8%, to $267.7 million for the nine months ended June 30, 2019 from $239.5 million for the nine months ended June 30, 2018. Acquisitions completed during the 2019 and 2018 fiscal years contributed an incremental $21.4 million to our revenue for the nine months ended June 30, 2019. The remaining $6.9 million of increased revenue was due primarily to an increase in payment volume.
Revenue includes revenue from the Purchased Portfolios, which have a higher rate of revenue attrition and payment volume attrition than the rest of our business. Revenues from the Purchased Portfolios decreased $4.3 million, or 30.4%, to $9.8 million for the nine months ended June 30, 2019 from $14.0 million for the nine months ended June 30, 2018. Excluding revenues from the Purchased Portfolios, revenue grew $32.5 million, or 14.4%, to $258.0 million for the nine months ended June 30, 2019 from $225.4 million for the nine months ended June 30, 2018.
Revenue within Merchant Services increased $17.2 million, or 7.6%, to $241.8 million for the nine months ended June 30, 2019 from $224.7 million for the nine months ended June 30, 2018. Revenue within Proprietary

Software and Payments increased $11.1 million, or 75.2%, to $25.9 million for the nine months ended June 30, 2019 from $14.8 million for the nine months ended June 30, 2018.
Payment volume increased $0.7 billion, or 8.3%, to $9.3 billion for the nine months ended June 30, 2019 from $8.6 billion for the nine months ended June 30, 2018.
Interchange and Network Fees
Interchange and network fees increased $15.2 million, or 9.6%, to $173.8 million for the nine months ended June 30, 2019 from $158.6 million for the nine months ended June 30, 2018. Acquisitions completed during the 2019 and 2018 fiscal years contributed an incremental $8.5 million to our interchange and network fees for the nine months ended June 30, 2019. The remaining $6.7 million of increased interchange and network fees was due primarily to an increase in payment volume.
Interchange and network fees related to the Purchased Portfolios decreased $2.0 million, or 29.5%, to $4.8 million for the nine months ended June 30, 2019 from $6.8 million for the nine months ended June 30, 2018. Excluding interchange and network fees from the Purchased Portfolios, interchange and network fees grew $17.2 million, or 11.3%, to $169.0 million for the nine months ended June 30, 2019 from $151.8 million for the nine months ended June 30, 2018.
Interchange and network fees within Merchant Services increased $14.2 million, or 9.2%, to $169.2 million for the nine months ended June 30, 2019 from $155.0 million for the nine months ended June 30, 2018. Interchange and network fees within Proprietary Software and Payments increased $1.0 million, or 27.6%, to $4.5 million for the nine months ended June 30, 2019 from $3.6 million for the nine months ended June 30, 2018.
Other Costs of Services
Other costs of services increased $1.3 million, or 4.3%, to $31.4 million for the nine months ended June 30, 2019 from $30.1 million for the nine months ended June 30, 2018. Acquisitions completed during the 2019 and 2018 fiscal years contributed an incremental $1.4 million to our other costs of services for the nine months ended June 30, 2019.
Other costs of services within Merchant Services increased $0.7 million, or 2.4%, to $29.6 million for the nine months ended June 30, 2019 from $28.9 million for the nine months ended June 30, 2018.
Other costs of services within Proprietary Software and Payments was increased $0.6 million, or 50.8%, to $1.8 million for the nine months ended June 30, 2019 from $1.2 million for the nine months ended June 30, 2018. Acquisitions completed during the 2019 and 2018 fiscal years within Proprietary Software and Payments contributed an incremental $0.8 million to our other costs of services for the nine months ended June 30, 2019.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $14.7 million, or 49.4%, to $44.4 million for the nine months ended June 30, 2019 from $29.7 million for the nine months ended June 30, 2018. This increase was primarily driven by a $10.6 million increase in employment expense, primarily resulting from an increase in stock compensation expense and an increase in headcount that resulted from acquisitions and additions to corporate staff. Increases in insurance and professional services, software and technological services, rent expense and advertising and promotion comprised the remainder of the increase.
Depreciation and Amortization
Depreciation and amortization increased $3.0 million, or 33.8%, to $11.9 million for the nine months ended June 30, 2019 from $8.9 million for the nine months ended June 30, 2018. Amortization expense increased $1.5 million to $11.0 million for the nine months ended June 30, 2019 from $8.3 million for the nine months ended June 30, 2018 primarily due to acquisitions completed during the nine months ended June 30, 2019. Depreciation expense increased $0.2 million to $0.8 million for the nine months ended June 30, 2019 from $0.6 million for the nine months ended June 30, 2018.

Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a charge of $1.7 million for the nine months ended June 30, 2019 primarily due to strong performance of some of our acquisitions. The change in fair value of contingent consideration for the nine months ended June 30, 2018 was a charge of $3.3 million.
Interest Expense, net
Interest expense, net, decreased $3.7 million, or 47.9%, to $4.0 million for the nine months ended June 30, 2019 from $7.6 million for the nine months ended June 30, 2018. The decrease reflects a lower average amount of indebtedness outstanding, as well as payment of all of the outstanding aggregate principal balance and accrued interest on the notes payable to the lenders under our Mezzanine Notes and unsecured notes payable to related and unrelated creditors in connection with the Reorganization Transactions in the second quarter of fiscal year 2018.
Change in Fair Value of Warrant Liability
The change in fair value of our warrant liabilities corresponds to the value of the warrants issued in connection with our Mezzanine Notes. The warrants were exercised in June 2018 in conjunction with our IPO. The change in fair value of the warrant liabilities was a charge of $8.5 million for the nine months ended June 30, 2018.
Provision for Income Taxes
The provision for income taxes increased to $0.0 million for the nine months ended June 30, 2019 from an expense of $0.6 million for the nine months ended June 30, 2018. The provision for income taxes consists primarily of provisions for state income taxes and, for certain subsidiaries of i3 Verticals, LLC which are corporations, provisions for federal income taxes. Our effective tax rate was 0% for the nine months ended June 30, 2019. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company. The income of minority owned i3 Verticals, LLC is not taxed and the separate loss of the Company has minimal tax effect due to the allocations from i3 Verticals, LLC.

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

Liquidity and Capital Resources
We have historically financed our operations (not including investments and acquisitions) and working capital through net cash from operating activities. As of June 30, 2019, we had $1.5 million of cash and cash equivalents and available borrowing capacity of $160.4 million under our 2019 Senior Secured Credit Facility. We usually minimize cash balances by making payments on our revolving line of credit to minimize borrowings and interest expense.

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
Cash Flows
The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.
Nine Months Ended June 30, 2019 and 2018

	Nine months ended June 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$16,297	$14,659
Net cash used in investing activities	$(131,705)	$(30,956)
Net cash provided by financing activities	$117,296	$17,467
Cash Flow from Operating Activities
Net cash provided by operating activities increased $1.6 million to $16.3 million for the nine months ended June 30, 2019 from $14.7 million for the nine months ended June 30, 2018. The increase in net cash provided by operating activities included an increase in net income, from a net loss, of $8.4 million offset by a $8.5 million decrease in the change in the fair value of warrant liabilities. Equity-based compensation increased $3.3 million, depreciation and amortization expense increased $3.0 million, and we experienced a reduction of $0.4 million in benefit from income taxes from the revaluation of deferred taxes related to the federal tax reform enacted on December 22, 2017. These increases were partially offset by a $1.5 million reduction in increases in non-cash contingent consideration expense from original estimates. Operating assets and liabilities decreased $3.4 million, primarily driven by a $3.6 million decrease in accrued liabilities and a $3.2 million increase in prepaid expenses, partially offset by a $1.8 million increase in accounts payable and a $1.6 million decrease in accounts receivable for the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018.
Cash Flow from Investing Activities
Net cash used in investing activities increased $100.7 million to $131.7 million for the nine months ended June 30, 2019 from $31.0 million for the nine months ended June 30, 2018. The increase in net cash used in investing activities was primarily driven by an increase of $100.0 million in cash used in acquisitions, net of cash acquired, and $1.5 million in purchases of merchant portfolios and residual buyouts. These increases were partially offset by a decrease of $0.7 million in acquisitions of other intangibles and $0.7 million in expenditures for property and equipment for the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018.

Cash Flow from Financing Activities
Net cash provided by financing activities increased $99.8 million to $117.3 million for the nine months ended June 30, 2019 from $17.5 million for the nine months ended June 30, 2018. The increase in net cash provided by financing activities was primarily the result of an increase in proceeds from the revolving credit facility of $130.7 million, a reduction in payments on the revolving credit facility of $76.0 million, proceeds from the issuance of Class A common stock sold in the offering in June 2019 of $21.7 million, a reduction in payments of notes payable to mezzanine lenders of $10.5 million and a decrease in payments of unsecured notes payable to related and unrelated creditors of $5.5 million, The increase in cash provided by financing activities is partially offset by a decrease in proceeds from the issuance of Class A common stock sold in the initial public offering in June 2018 of $89.7 million, an increase in payments of notes payable to banks of $31.3 million and a decrease in proceeds from notes payable to banks of $24.7 million for the three months ended June 30, 2019 from the three months ended June 30, 2018.
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
On May 9, 2019, we replaced our existing 2017 Senior Secured Credit Facility with a new 2019 senior secured credit facility (the “2019 Senior Secured Credit Facility”). The 2019 Senior Secured Credit Facility consists of a $300.0 million revolving line of credit, together with an option to increase the revolving line of credit and/or obtain incremental term loans in an additional principal amount of up to $50.0 million in the aggregate (subject to the receipt of additional commitments for any such incremental loan amounts). The 2019 Senior Secured Credit Facility accrues interest at LIBOR (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) plus an applicable margin of 2.25% to 3.25% (2.50% as of June 30, 2019), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%), plus an applicable margin of 0.25% to 1.25% (0.50% as of June 30, 2019), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the 2019 Senior Secured Credit Facility requires us to pay unused commitment fees of 0.15% to 0.30% on any undrawn amounts under the revolving line of credit and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The maturity date of the 2019 Senior Secured Credit Facility is May 9, 2024. At June 30, 2019, there was $160.4 million available for borrowing under the revolving line of credit.
The 2019 Senior Secured Credit Facility is secured by substantially all of our assets. The revolving line of credit to banks hold senior rights to collateral and principal repayment over all other creditors.
The provisions of the 2019 Senior Secured Credit Facility places certain restrictions and limitations upon us. These include, among others, restrictions on liens, investments, indebtedness, fundamental changes and dispositions, dividends and distributions, changes in the nature of its business, transactions with affiliates, prepayments of other indebtedness maintenance of certain financial ratios, and certain other non-financial covenants pertaining to our activities during the period covered.
Secondary Offering
On June 10, 2019, we completed a secondary public offering (the “June 2019 Secondary Public Offering”) of 5,165,527 shares of our Class A common stock, at a public offering price of $22.75 per share, which included a full exercise of the underwriters' option to purchase 673,764 additional shares of Class A Common Stock from us. We received approximately $111.6 million of net proceeds, after deducting underwriting discounts and commissions, but before offering expenses. We used the net proceeds to purchase (1) 1,000,000 Common Units directly from i3 Verticals, LLC, and (2) 4,165,527 Common Units (including 673,764 Common Units due to the exercise of the underwriters' option to purchase additional shares in full) and an equivalent number of Class B common stock (which shares were then canceled) from certain Continuing Equity Owners, in each case at a price per Common Unit equal to the price per share paid by the underwriters for shares of our Class A common stock in the offering. i3 Verticals, LLC received $20.9 million in net proceeds from the sale of Common Units to the Company, which it used to repay outstanding indebtedness. In connection with this offering, we recognized an additional deferred tax asset of $26.2 million related to the Tax Receivable Agreement and a corresponding liability of $22.2 million.

Contractual Obligations
The following table summarizes our contractual obligations and commitments as of June 30, 2019 related to leases and borrowings:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(in thousands)
Processing minimums(1)	$9,567	$2,784	$3,383	$3,327	$73
Facility leases	9,279	2,472	3,535	2,660	612
2019 Senior Secured Credit Facility and related interest(2)	175,413	7,176	14,353	153,884	—
Contingent consideration(3)	13,856	7,162	6,694	—	—
Total	$208,115	$19,594	$27,965	$159,871	$685
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
2.We estimated interest payments through the maturity of our 2019 Senior Secured Credit Facility by applying the interest rate of 4.91% in effect on our outstanding balance as of June 30, 2019, plus an unused fee rate of 0.15%.
3.In connection with certain of our acquisitions, we may be obligated to pay the seller of the acquired entity certain amounts of contingent consideration as set forth in the relevant purchasing documents, whereby additional consideration may be due upon the achievement of certain specified financial performance targets. i3 Verticals, Inc. accounts for the fair values of such contingent payments in accordance with the Level 3 financial instrument fair value hierarchy at the close of each subsequent reporting period. The acquisition-date fair value of material contingent consideration is valued using a Monte Carlo simulation. i3 Verticals, Inc. subsequently reassesses such fair value based on probability estimates with respect to the acquired entity’s likelihood of achieving the respective financial performance targets.

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
As of June 30, 2019, the total amount due under the Tax Receivable Agreement was $23.9 million, and payments to the Continuing Equity Owners related to exchanges through June 30, 2019 will range from $0 to $2.2 million per year and are expected to be paid over the next 24 years. The amounts recorded as of June 30, 2019, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

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
As of June 30, 2019, there have been no significant changes to our critical accounting estimates disclosed in the Form 10-K filed with the SEC on December 7, 2018, except as described in Note 2 to our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements
As of June 30, 2019, there have been no significant changes to our recently issued accounting pronouncements disclosed in the Form 10-K filed with the SEC on December 7, 2018, except as described in Note 2 to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of June 30, 2019, the 2019 Senior Secured Credit Facility consisted of a $300.0 million revolving line of credit, together with an option to increase the revolving line of credit and/or obtain incremental term loans in an additional principal amount of up to $50.0 million in the aggregate (subject to the receipt of additional commitments for any such incremental loan amounts). The 2019 Senior Secured Credit Facility accrues interest at LIBOR (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) or, at our option, the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%), plus an applicable margin of up to 3.25% (2.50% as of June 30, 2019) for LIBOR loans and up to 1.25% (0.50% as of June 30, 2019) for base rate loans, in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the 2019 Senior Secured Credit Facility requires us to pay unused commitment fees of up to 0.30% on any undrawn amounts under the revolving line of credit and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The maturity date of the 2019 Senior Secured Credit Facility is May 9, 2024. At June 30, 2019, there was $160.4 million available for borrowing under the revolving line of credit.
As of June 30, 2019, we had borrowings outstanding of $139.6 million under the 2019 Senior Secured Credit Facility. A 1.0% increase or decrease in the interest rate applicable to such borrowing (which is the LIBOR rate) would have a $1.4 million impact on the results of the business.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings
The information required with respect to this item can be found in Note 9 to the accompanying unaudited condensed consolidated financial statements contained in this report and is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Form 10-K for the fiscal year ended September 30, 2018 filed with the SEC on December 7, 2018 and under the heading “Risk Factors” in our registration statement on Form S-1, initially filed with the SEC on June 3, 2019 (File No. 333-231904).

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
In April 2019, we issued an aggregate of 25,000 shares of Class A common stock in exchange for an equivalent number of shares of Class B common stock and Common Units pursuant to the terms our Amended and Restated Certificate of Incorporation and of the i3 Verticals, LLC Limited Liability Company Agreement. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6.    Exhibit Index

Exhibit Number	Exhibit Description

2.1#
Membership Interest Purchase Agreement, dated April 3, 2019, by and among, i3 Verticals, LLC, i3-Bearcat, LLC, NTD Holdings, Inc., GH Holdco, Inc. and David Graves and Tory Humphries (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on April 8, 2019).

2.2#*
Agreement and Plan of Merger, dated May 31, 2019, by and among i3-SDCR, Inc., as buyer, i3 Merger Sub, Inc., i3 Verticals, LLC, as guarantor, Pace Payment Systems, Inc. and 3S Advisors, LLC, as representative (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on June 3, 2019).

3.1
Amended and Restated Certificate of Incorporation of i3 Verticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2018) (File No. 001-38532).

3.2	Amended and Restated Bylaws of i3 Verticals, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2018) (File No. 001-38532).

10.1#	Amended and Restated Credit Agreement, dated as of May 9, 2019, among i3 Verticals, LLC, the guarantor and lender parties thereto and Bank of America, N.A., as administrative agent.

10.2#	Security and Pledge Agreement, dated as of May 9, 2019, among i3 Verticals, LLC, as borrower, the Obligors thereto, and Bank of America, N.A., as administrative agent.

10.3
First Amendment to the Amended and Restated Credit Agreement, dated as of June 26, 2019, among i3 Verticals, LLC, the guarantor and lender parties thereto and Bank of America, N.A., as administrative agent.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________________
* Certain portions of this exhibit have been omitted.
** Furnished herewith.
# Schedules and exhibits have been omitted pursuant to Item 601 of Regulation S-K. i3 Verticals, Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

i3 Verticals, Inc.

		By:	/s/ Clay Whitson
Clay Whitson
Chief Financial Officer

Date:	August 13, 2019