Form 10-K
period 2019-09-30
i3 Verticals, Inc.
filed 2019-11-22
CIK 1728688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒
As of March 31, 2019, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Class A common stock held by non-affiliates was approximately $187.1 million based on the number of shares of Class A common stock held by non-affiliates and the closing price of the Class A common stock on the Nasdaq Global Select Market on such date. The determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination for any other purpose.
As of November 22, 2019, there were 14,482,489 outstanding shares of Class A common stock, $0.0001 par value per share, and 12,921,637 outstanding shares of Class B common stock, $0.0001 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy materials for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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
•our ability to retain clients, many of which are small- and medium-sized businesses (“SMBs”), which can be difficult and costly to retain;
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
Our Company
Recognizing the convergence of software and payments, i3 Verticals was founded in 2012 with the purpose of delivering seamless integrated payment and software solutions to SMBs and organizations in strategic vertical markets.
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
We primarily focus on strategic vertical markets where we believe we can be a leader in vertically-focused, integrated payment and software solutions. Our strategic vertical markets include:
•Education—We assist schools in completing payment processing functions such as accepting payments for school lunches (online, at school, or at the point-of-sale (“POS”)) and school activities, selling products from the online student store while managing inventory, ticket sales while tracking attendance at athletic and other events, enabling parents and students to complete forms electronically and enabling parents to make installment payments on higher-priced items. Our education solutions, which utilize the payment facilitator model, are self-serve payment and data collection software platforms that manage critical parent and student information via web, mobile, and on-site transaction processing. Using our convenience-fee payment technology, our school clients in this vertical often receive the full principal amount which alleviates reconciliation issues and processing costs.
•Public Sector—We have products and solutions that create an efficient flow of information throughout a variety of public sector entities. We also deliver integrated payment solutions in our public-sector vertical. These solutions allow our clients to process court, tax, utility billing, bail, and other public-sector payments, typically utilizing the payment facilitator model. Convenience-fee payment technology is also available to our public sector clients.
•Non-profit—We deliver an integrated solution for processing payments from donors to non-profit organizations. These solutions assist non-profit organizations with ordinary course fundraising along with special one-time or “giving day” promotions that may include many separate organizations seeking donations within a single marketing campaign. Our integrated solutions seamlessly integrate into the business management system for each respective non-profit to allow for efficient data capture and reporting.

•Property Management—We assist landlords and property managers in the rent collection process by providing centralized reporting for card and automated clearing house (“ACH”) payments, bank-level Payment Card Industry Data Security Standards (“PCI DSS”) compliant security and solutions that integrate with third-party accounting software. Our instruction-based funding model, enabled by our payment facilitator platform, accommodates complex fund distribution to multiple depository accounts, which is important to property managers and landlords.
•Healthcare—We provide businesses in our healthcare vertical with an integrated solution for processing payments from patients for various healthcare-related costs and fees. These payment solutions seamlessly integrate into our distribution partner independent software vendor (“ISV”) software to provide clients and their customers a bundled card payment solution. These ISV relationships promote our integrated payment solutions in a one-to-many fashion to prospective clients.
We target vertical markets where businesses and organizations tend to lack integrated payment functionality within their business management systems and where we face less competition for our solutions. In many cases, we deliver our proprietary software solutions to strategic vertical markets through the payment facilitator model, where we:
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
As more ISVs seek to differentiate their offerings by seamlessly integrating payment functionality into their software solutions, the payment facilitator model has gained significant momentum. Before payment facilitators were an option, any business looking to accept credit cards was required to establish an individual merchant account, which is often costly and time-consuming for small merchants.
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
Proprietary Software and Payments
Our Proprietary Software and Payments segment delivers embedded payment solutions to our clients through company-owned software. Payments are delivered through both the payment facilitator model and the traditional merchant processing model. Our Proprietary Software and Payments clients are primarily in the education, public sector and property management markets.

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
•offer validated point-to-point encryption (“P2PE”); and
•offer PCI-compliant security and extensive reporting tools.
We offer our clients a single point of access through our powerful, simple and capable proprietary core platform (“Burton Platform”). Combining a centralized environment for scalability, PCI Service Level Provider (“SLP”) Level 1 security and redundancy, Burton Platform offers a broad suite of payment and software solutions, enabling omni-channel POS, spanning brick and mortar locations and electronic- and mobile-commerce, including app-based payments. We employ project management, release management and product development lifecycle methodologies that enable us to deploy initial downloads and upgrades in a quick and efficient manner via the cloud.
Burton Platform is the core of our technology suite. A platform designed to be highly scalable, built for minimal downtime and high transaction volume, Burton Platform brings together common components of our vertical software technologies as well as several historically disparate solutions.
Burton Platform includes an Application Programming Interface (“API”) suite that provides access to traditional merchant processing, ACH processing and payment facilitator merchant processing capabilities. The platform APIs allow access to Europay, Mastercard and Visa (“EMV”) devices as well as validated P2PE certified devices using an implementation that shields software providers from the requirements of PCI / payment application data security standard (“PA-DSS”) certification.
We own multiple horizontal software solutions, including Burton Platform described above. In the business-to-business (“B2B”) market, we provide payment solutions to clients in industries that include professional services (including law firms), manufacturing, contractor services, construction, and other industries where a significant percentage of payments are received using a commercial, business, purchasing, or virtual card. Our B2B payment solutions offer clients secure processing technology to authorize and settle transactions at reasonable card rates, automate the pass-through of line item details, and enhance the automation of the accounts receivable process. Our distribution partners include card issuers and industry associations, each of whom provides a predictable source of new client leads.
In addition, we provide payment processing solutions to many retail establishments using both an integrated and traditional merchant account approach. For example, we have reseller arrangements, pursuant to which we re-sell integrated POS solutions that consist of both hardware and software. We provide support services to these POS clients, most of which are in the restaurant and hospitality markets, and we also cross-sell our payment processing solutions to this client base.
Our solutions are positioned to support new client growth and promote client retention both within and outside our existing verticals, but most importantly to provide a stable and secure payment experience.

Our Sales and Marketing
Our sales strategy leverages a broad network of distribution partners, comprised of ISVs, value-added resellers (“VARs”), independent sales organizations (“ISOs”) and our referral partners which include financial institutions, trade associations, chambers of commerce and card issuers. These distribution partners are a consistent and scalable source for new client acquisition. Leveraging our vertically focused suite of products and services, we are able to maximize the performance and retention of current distribution partners while attracting new partners. These one-to-many distribution partners accelerate penetration within our vertical markets in a cost-effective manner.
Our sales force includes both outside and inside representatives to manage each distribution partner relationship and deliver optimal response times to new client referrals. Our product and partner marketing is delivered through a shared-services model which is coordinated with each business unit. Marketing is tightly aligned with our sales efforts by providing event coordination, demand generation resources, physical and electronic marketing campaigns and partner marketing collateral. Our enterprise marketing function establishes our overall corporate marketing strategy to enhance brand awareness and demand generation. We use a broad variety of traditional and digital marketing mediums to engage prospective clients.
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
Our operations team is structured to effectively support the individual needs of our clients and distribution partners. This support includes:
•client onboarding;
•client support and retention;
•client training and activations;
•billing and financial review;
•credit underwriting and risk management;
•dispute and chargeback processing;
•distribution partner support; and
•customer support.
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

Privacy and Information Security Regulations
We provide services that may be subject to privacy laws and regulations of a variety of jurisdictions. Relevant federal privacy laws include the Gramm-Leach-Bliley Act of 1999, which applies directly to a broad range of financial institutions and indirectly, or in some instances directly, to companies that provide services to financial institutions. These laws and regulations restrict the collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices and provide individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information. These laws also impose requirements for safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. Our business may also be subject to the Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act of 2003, which regulate the use and reporting of consumer credit information and also impose disclosure requirements on entities who take adverse action based on information obtained from credit reporting agencies. In addition, there are state laws restricting the ability to collect and utilize certain types of personal information such as Social Security and driver’s license numbers and imposing secure disposal requirements for personal data. Certain state laws mandate businesses to implement reasonable data security measures. Massachusetts requires any business that processes the personal information of a Massachusetts resident to adopt and implement a written information security program. States are increasingly legislating data protection requirements for a broader list of personal data, such as biometric data, and are strengthening protections for students' personal information. All fifty states, Puerto Rico, and the U.S. Virgin Islands have now enacted data breach notification laws requiring businesses that experience a security breach of their computer databases that contain personal information to notify affected individuals, consumer reporting agencies and governmental agencies that possess data. In June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which will come into effect on January 1, 2020. The CCPA will require companies that process personal information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, will grant consumers specific access rights to their data, will allow consumers to opt out of certain data sharing with or sales to third parties and will create a new cause of action for data breaches. The CCPA has broadly defined personal information to include any information that is linked or reasonably linkable to a consumer. Each privacy law and regulation that applies to us could increase our cost of doing business or limit permissible activities.
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
Our Employees
As of September 30, 2019, we had 542 employees. None of our employees is represented by a labor union and we have experienced no work stoppages. We consider our employee relations to be in good standing.
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

Risks Related to Our Business and Industry
We have a history of operating losses and will need to generate significant revenues to attain and maintain profitability and positive cash flow and continue our acquisition program.
Since inception in 2012, we have been engaged in growth activities and have made a significant number of acquisitions that grew our business. This acquisition activity requires substantial capital and other expenditures. As a result, 2017 was the first fiscal year for which we attained profitability, and we incurred net losses attributable to i3 Verticals, Inc. in each of the last two fiscal years, and we may incur losses again in the future. A substantial portion of our historical revenue growth has resulted from acquisitions. For the year ended September 30, 2019, revenues attributable to the acquisitions we completed in 2018 and 2019 were $65.8 million, or 17.5% of our total revenues. We expect our cash needs to increase significantly for the next several years as we:
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
Our payment and software solutions compete against many forms of financial services and payment systems, including electronic, mobile and integrated payment platforms as well as cash and checks. Our competitors include traditional merchant acquirers such as financial institutions, affiliates of financial institutions and well-established payment processing companies that target our existing clients and potential clients directly, including Bank of America Merchant Services, Chase Paymentech, Elavon, Inc. (a subsidiary of U.S. Bancorp), Fiserv, Inc., Global Payments, Inc. and Fidelity National Information. In addition, we compete with vendors that are specifically targeting ISVs and VARs as distribution partners for their merchant acquiring services, such as Stripe, Inc., Square, Inc., Toast, Inc., PayPal Holdings, Inc., Braintree (owned by PayPal), Adyen, Ltd., and OpenEdge (a division of Global Payments).
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

In addition, we are also subject to risks as a result of changes in business habits of our vendors and customers as they adjust to the competitive marketplace. Because our standing arrangements and agreements with our vendors and customers typically contain no purchase or sale obligations and are terminable by either party upon no or relatively short notice, we are subject to significant risks associated with the loss or change at any time in the business habits and financial condition of key vendors as they adapt to changes in the market. For example, NCR Corporation has disclosed that part of its strategy is shifting its business model to become a software and services led enterprise provider, along with providing cloud and mobile solutions. Such a change could adversely impact the amount or timing of receipt of revenue from such arrangements as a result of a shift in our fees from revenues from sales of the Company’s combined hardware and software to revenues from a SaaS model.
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
The continued growth and development of our payment processing activities will depend on our ability to anticipate and adapt to changes in consumer behavior. For example, consumer behavior may change regarding the use of payment card transactions, including the relative increased use of cash, crypto-currencies, other emerging or alternative payment methods and payment card systems that we or our processing partners do not adequately support or that do not provide adequate commissions to parties like us. Any failure to timely integrate emerging payment methods into our software, to anticipate consumer behavior changes or to contract with processing partners that support such emerging payment technologies could cause us to lose traction among our customers or referral sources, resulting in a corresponding loss of revenue, if those methods become popular among end-users of their services.
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
We are responsible both for our own business and to a significant degree for acts and omissions by certain of our distribution partners and third-party vendors under the rules and regulations established by the payment networks, such as Visa and Mastercard, Discover and American Express, and the debit networks. We and other third parties collect, process, store and transmit sensitive data, such as names, addresses, social security numbers, credit or debit card numbers and expiration dates, drivers’ license numbers and bank account numbers, and we have ultimate liability to the payment networks and member financial institutions that register us with the payment networks for our failure, or the failure of certain distribution partners and third parties with whom we contract, to protect this data in accordance with payment network requirements. The loss, destruction or unauthorized modification of client or cardholder data could result in significant fines, sanctions and proceedings or actions against us by the payment networks, governmental bodies, consumers or others, which could have a material adverse effect on our business, financial condition and results of operations. Any such sanction, fine, proceeding or action could damage our reputation, force us to incur significant expenses in defense of these proceedings, disrupt our operations, distract our management, increase our costs of doing business and may result in the imposition of monetary liability.
We could be subject to breaches of security by hackers. Although we proactively employ multiple measures to defend our systems against intrusions and attacks and to protect the data we collect, our measures may not prevent unauthorized access or use of sensitive data. Recently, several municipalities have been the victims of cyberattacks, and in some cases, ransomware, through which an attacker gains access to the organization’s computer files, renders them temporarily inaccessible and threatens to permanently delete them if a cash ransom is not paid by a specified deadline. While we or, to our knowledge, our distribution partners, third-party vendors or clients have not been subject to a material ransomware or cyber-extortion attack impacting us, if such an event were to occur it could significantly disrupt our operations, adversely impact our reputation or subject us to material losses or liability. We may be required to expend significant additional resources in our efforts to modify or enhance our protective measures against evolving threats. A breach of our system or a third-party system upon which we rely may subject us to material losses or liability, including payment network fines, assessments and claims for unauthorized purchases with misappropriated credit, debit or card information, impersonation or other similar fraud claims. A misuse of such data or a cybersecurity breach could harm our reputation and deter our clients and potential clients from using electronic payments generally and our products and services specifically, thus reducing our revenue. In addition, any such misuse or breach could cause us to incur costs to correct the breaches or failures, expose us to uninsured liability, increase our risk of regulatory scrutiny, subject us to lawsuits and result in the imposition of material penalties and fines under state and federal laws or by the payment networks. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. A significant cybersecurity breach could also result in payment networks prohibiting us from processing transactions on their networks or the loss of our financial institution sponsorship that facilitates our participation in the payment networks, either of which could materially impede our ability to conduct business.
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
Any significant unauthorized disclosure of sensitive data entrusted to us would cause significant damage to our reputation, impair our ability to attract new integrated technology and distribution partners and may cause parties with whom we already have such agreements to terminate them.

If we fail to comply with the applicable requirements of the Visa and Mastercard payment networks, those payment networks could seek to fine us, suspend us or terminate our registrations through our bank sponsors.
We do not directly access the payment card networks, such as Visa and Mastercard, that enable our acceptance of credit cards and debit cards, including some types of prepaid cards. Accordingly, we must rely on banks or other payment processors to process transactions and must pay fees for the services. To provide our merchant acquiring services, we are registered through our bank sponsors with the Visa and Mastercard networks as service providers for member institutions. The majority of our $13.1 billion in payment volume in fiscal year 2019 was attributable to transactions processed on the Visa and Mastercard networks. As such, we, our bank sponsors and many of our clients are subject to complex and evolving payment network rules. The payment networks routinely update and modify requirements applicable to merchant acquirers, including rules regulating data integrity, third-party relationships (such as those with respect to bank sponsors and ISOs), merchant chargeback standards and PCI DSS. The rules of the card networks are set by their boards, which may be influenced by card issuers, some of which offer competing transaction processing services.
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
We may also be subject to penalties from the payment card networks if we fail to detect that our clients are engaging in activities that are illegal, contrary to the payment card network operating rules, or considered “high-risk.” We must either prevent high-risk merchants from using our products and services or register such merchants with the payment card networks and conduct additional monitoring with respect to such merchants. Such penalties could be material and could result in termination of registration or could require changes in our process for regsitering new clients. This could materially and adversely affect our business.
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
If the banks that sponsor us with the Visa and Mastercard networks stop sponsoring us, we would need to find other financial institutions to provide those services, which could be difficult and expensive. If we were unable to find a replacement financial institution to provide sponsorship, we could no longer provide processing services to affected clients, which would negatively impact our revenues and earnings. Furthermore, some agreements with our bank sponsors give them substantial discretion in approving certain aspects of our business practices, including our solicitation, application and qualification procedures for clients and the terms of our agreements with clients. Our bank sponsors’ discretionary actions under these agreements could have a material adverse effect on our business, financial condition, and results of operations.
We have faced, and may in the future face, significant chargeback liability if our clients refuse or cannot reimburse chargebacks resolved in favor of their customers, and we may not accurately anticipate these liabilities.
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
If we are unable to collect the chargeback from the client’s account or reserve account (if applicable), or if the client refuses or is financially unable due to bankruptcy or other reasons to reimburse us for the chargeback, we bear the loss for the amount of the refund paid to the cardholder’s bank. We incurred chargeback losses of $0.1 million, or less than 0.1% of revenues, in our 2019 fiscal year and $0.3 million, or 0.1% of revenues, in our 2018 fiscal year. Any increase in chargebacks not paid by our clients could have a material adverse effect on our business, financial condition and results of operations.
We are potentially liable for losses caused by fraudulent credit card transactions. Card fraud occurs when a client’s customer uses a stolen card (or a stolen card number in a card-not-present transaction) to purchase merchandise or services. In a traditional card-present transaction, if the client swipes the card, receives authorization for the transaction from the card issuing bank and verifies the signature on the back of the card against the paper receipt signed by the customer, the card issuing bank remains liable for any loss. In a fraudulent card-not-present transaction, even if the client receives authorization for the transaction, the client is liable for any loss arising from the transaction. Many of the SMB clients that we serve are small and transact a substantial percentage of their sales over the Internet or in response to telephone or mail orders. Because their sales are card-not-present transactions, these clients are more vulnerable to customer fraud than larger clients. Because we target these SMB clients, we experience chargebacks arising from cardholder fraud more frequently than providers of payment processing services that service larger businesses and organizations.
Business fraud occurs when a business or organization, rather than a cardholder, knowingly uses a stolen or counterfeit card or card number to record a false sales transaction, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Business fraud also occurs when employees of businesses change the business demand deposit accounts to their personal bank account numbers, so that payments are improperly credited to the employee’s personal account. We have established systems and procedures to detect and reduce the impact of business fraud, but there can be no assurance that these measures are or will be effective. Incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud could increase our chargeback liability and other liability, which could have a material adverse effect on our business, financial condition and results of operations.

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
Our systems and our third-party providers’ systems may fail, or our third-party providers may discontinue providing their services or technology generally or to us specifically, which in either case could interrupt our business, cause us to lose business and increase our costs.
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
Revenues and profits generated via acquisition may be less than anticipated, the integration process could experience delays or difficulties, and we may fail to uncover all liabilities of acquisition targets through the due diligence process prior to an acquisition, resulting in unanticipated costs, losses or a decline in profits, as well as potential impairment charges.
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
We perform a due diligence review of each of our acquisition partners. This due diligence review, however, may not adequately uncover all of the contingent or undisclosed liabilities we may incur as a consequence of the proposed acquisition, exposing us to potentially significant, unanticipated costs, as well as potential impairment charges. An acquisition may also subject us to additional regulatory burdens that affect our business in potentially unanticipated and significantly negative ways.
The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of our combined businesses and the possible loss of key personnel. For example, on May 31, 2019, we completed the acquisition of Pace Payment Systems, Inc. for an aggregate estimated purchase price of $65.4 million. The diversion of management’s attention and any delays or difficulties encountered in connection with acquisitions and the integration of the two companies’ operations could have an adverse effect on our business, results of operations, financial condition or prospects.
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
We are subject to extensive tax liabilities, including federal and state and transactional taxes such as excise, sales/use, payroll, franchise, withholding, and ad valorem taxes. Changes in tax laws or their interpretations could increase our tax burden and decrease the amount of revenues we receive, the value of any tax loss carryforwards and tax credits recorded on our balance sheet and the amount of our cash flow, and have a material adverse impact on our business, financial condition and results of operations. Some of our tax liabilities are subject to periodic audits by the respective taxing authority which could increase our tax liabilities. Furthermore, companies in the payment processing industry, including us, may become subject to incremental taxation in various tax jurisdictions. Taxing jurisdictions have not yet adopted uniform positions on this topic. If we are required to pay additional taxes and are unable to pass the tax expense through to our clients, our costs would increase and our net income would be reduced, which could have a material adverse effect on our business, financial condition and results of operations.
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
Our intellectual property is critical to our future success, particularly in our strategic verticals where we may offer proprietary software solutions to our clients. We rely on a combination of contractual license rights and copyright, trademark and trade secret laws to establish and protect our proprietary technology. Third parties may challenge, invalidate, circumvent, infringe or misappropriate our intellectual property or the intellectual property of our third-party licensors, or such intellectual property may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain service offerings or other competitive harm. Others, including our competitors, may independently develop similar technology, duplicate our products and services, design around or reverse engineer our intellectual property, and in such cases neither we nor our third-party licensors may be able to assert intellectual property rights against such parties. Further, our contractual license arrangements may be subject to termination or renegotiation with unfavorable terms to us, and our third-party licensors may be subject to bankruptcy, insolvency and other adverse business dynamics, any of which might affect our ability to use and exploit the products licensed to us by these third-party licensors. We may have to litigate to enforce or determine the scope and enforceability of our intellectual property rights (including litigation against our third-party licensors), which is expensive, could cause a diversion of resources and may not prove successful. The loss of intellectual property protection or the inability to obtain third-party intellectual property could harm our business and ability to compete.
We may be subject to infringement claims.
We may be subject to costly litigation if our products or services are alleged to infringe upon or otherwise violate a third party’s proprietary rights. Third parties may have, or may eventually be issued, patents that could be infringed by our products and services. Any of these third parties could make a claim of infringement against us with respect to our products and services. We may also be subject to claims by third parties for patent infringement, breach of copyright, trademark, license usage or other intellectual property rights. Any claim from third parties may result in a limitation on our ability to use the intellectual property subject to these claims. Additionally, in recent years, individuals and groups have been purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies like ours. Even if we believe that intellectual property related claims are without merit, defending against such claims is time consuming and expensive and could result in the diversion of the time and attention of our management and employees. Claims of intellectual property infringement also might require us to redesign affected products or services, enter into costly settlement or license agreements, pay costly damage awards for which we may not have insurance, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products or services. Even if we have an agreement for indemnification against such costs, the indemnifying party, if any in such circumstances, may be unable to uphold its contractual obligations. If we cannot or do not license the infringed technology on reasonable terms or substitute similar technology from another source, our revenue and earnings could be materially and adversely affected.
Some of our solutions contain "open-source" software, and any failure to comply with the terms of one or more of applicable open-source licenses could negatively affect our business.
We use certain software licensed under open-source licenses and may continue to use such software in the future. Some open-source licenses require us to make available source code for modifications or derivative works that we create based upon the open-source software, and that we license such modifications or derivative works pursuant to a particular open source license or other license allowing further use by third parties. Some open-source licenses could require us to release the source code of our proprietary software if we combine our proprietary software with the open-source software subject to that license. Additionally, the terms of many open-source licenses have not been interpreted by United States or other courts, and there is a risk that these licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our solutions. Using open-source software can also be riskier than using software subject to a more restrictive license because open-source licenses generally do not contain such protections as warranties. Many of the risks associated with using open-source software cannot be eliminated and using such software could adversely affect us.

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
In the ordinary course of business, we are the subject of various claims and legal proceedings and may become the subject of claims, litigation or investigations, including commercial disputes and employee claims, such as claims of age discrimination, sexual harassment, gender discrimination, immigration violations or other local, state and federal labor law violations, and from time to time may be involved in governmental or regulatory investigations or similar matters arising out of our current or future business. Any claims asserted against us or our management, regardless of merit or eventual outcome, could harm our reputation or the reputation of our management and have an adverse impact on our relationship with our clients, distribution partners and other third parties and could lead to additional related claims. In light of the potential cost and uncertainty involved in litigation, we have in the past and may in the future settle matters even when we believe we have a meritorious defense. Certain claims may seek injunctive relief, which could disrupt the ordinary conduct of our business and operations or increase our cost of doing business. Our insurance or indemnities may not fully cover all claims that may be asserted against us. Furthermore, there is no guarantee that we will be successful in defending ourselves in pending or future litigation or similar matters under various laws. Any judgments or settlements in any pending litigation or future claims, litigation or investigation could have a material adverse effect on our business, financial condition and results of operations.

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
Since the enactment of the Dodd-Frank Act, there have been substantial reforms to the supervision and operation of the financial services industry, including numerous new regulations that have imposed compliance costs and, in some cases, limited revenue sources for us and our financial institution partners and clients. Among other things, the Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”), which is empowered to conduct rule-making and supervision related to, and enforcement of, federal consumer financial protection laws. The CFPB has issued guidance that applies to “supervised service providers,” which the CFPB has defined to include service providers, like us, to CFPB supervised banks and nonbanks. In addition, federal and state agencies have recently proposed or enacted cybersecurity regulations, such as the Cybersecurity Requirements for Financial Services Companies issued by the New York State Department of Financial Services and the Advance Notice of Proposed Rulemaking on Enhanced Cyber Risk Management Standards issued by The Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation in October 2016. Such cybersecurity regulations are applicable to large bank holding companies and their subsidiaries, as well as to service providers to those organizations. Any new rules and regulations implemented by the CFPB, state or other authorities or in connection with the Dodd-Frank Act could, among other things, slow our ability to adapt to a rapidly changing industry, require us to make significant additional investments to comply with them, redirect time and resources to compliance obligations, modify our products or services or the manner in which they are provided, or limit or change the amount or types of revenue we are able to generate.

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
Our systems and solutions must also comply, in certain circumstances, with FERPA and PPRA, as well as with rapidly emerging state student data privacy laws that require schools to protect student data and to adopt privacy policies which can significantly vary from one state to another. FERPA generally prohibits an educational institution from disclosing personally identifiable information from a student’s education records without a parent’s consent unless certain statutory exceptions apply. Our school clients and their students disclose to us, and we may store, certain information that originates from or comprises a student education record under FERPA. PPRA puts limits on “survey, analysis or evaluations” that may come into play when schools employ internet-based educational services. Schools are required to develop policies that address, among other things, the collection, disclosure or use of personal information collected from students for the purpose of marketing or selling that information, and can place restrictions on third parties’ use of that data. As an entity that provides services to educational institutions, we are indirectly subject to FERPA’s and PPRA’s privacy requirements, and we may not transfer or otherwise disclose or use any personally identifiable information from a student record to another party other than on a basis and in a manner permitted under the statutes. If we violate FERPA or PPRA, it could result in a material breach of contract with one or more of our clients and could reduce our revenues or harm our reputation. Further, if we disclose student information in violation of FERPA or PPRA, our access to student information could be suspended, thus inhibiting our business operations.
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
Our payment facilitator solutions present certain regulatory challenges, principally those relating to money transmitter issues. To address these challenges we, along with our third-party service providers, use structural arrangements designed to prevent us from receiving or controlling our client’s funds and therefore remove our activities from the scope of money transmitter regulation. There can be no assurance that these structural arrangements will remain effective as money transmitter laws continue to evolve or that the applicable regulatory bodies, particularly state agencies, will view our payment facilitator activities as compliant.
Our business may also be subject to the Fair Credit Reporting Act (the “FCRA”), which regulates the use and reporting of consumer credit information and imposes disclosure requirements on entities that take adverse action based on information obtained from credit reporting agencies. We could be liable if our practices under the FCRA do not comply with the FCRA or regulations under it.
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

Changing laws and governmental rules and regulations designed to protect or limit access to or use of personal information could adversely affect our ability to effectively provide our products and services, and actual or perceived failure to comply with such legal and regulatory obligations may negatively impact our business, financial condition and results of operations.
In addition to those regulations discussed previously that are imposed by the card networks and NACHA, governmental bodies in the United States have adopted, or are considering the adoption of, laws and regulations restricting the use, collection, storage, transfer and disposal of, and requiring safeguarding of, personal information. Our operations are subject to certain provisions of these laws. Relevant federal privacy laws include, in addition to FERPA and PPRA described above, the Gramm-Leach-Bliley Act of 1999, which applies directly to a broad range of financial institutions and indirectly, or in some instances directly, to companies that provide services to financial institutions. The U.S. Children’s Online Privacy Protection Act also regulates the collection of information by operators of websites and other electronic solutions that are directed to children under 13 years of age. These laws and regulations restrict the collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices and provide individuals with certain rights to prevent the use and disclosure of protected information. These laws also impose requirements for safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. In addition, there are state laws restricting the ability to collect and utilize certain types of information such as Social Security and driver’s license numbers. Certain state laws impose similar privacy obligations as well as obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and consumer reporting agencies and businesses and governmental agencies that own data.
In connection with providing products and services to our clients, we are required by regulations, government-required standards, and by our client contracts with them and with our financial institution distribution partners to provide assurances regarding the confidentiality and security of non-public consumer information. These contracts may require periodic audits by independent companies regarding our compliance with applicable standards. The compliance standards relate to the security of our infrastructure, and include components and operational procedures designed to safeguard the confidentiality and security of individuals’ non-public personal information that our clients share with us. Our ability to maintain compliance with these standards and satisfy these audits will affect our ability to attract, grow and maintain business in the future. If we fail to comply with the laws and regulations relating to data privacy and information security, we could be exposed to legal claims and actions or to regulatory enforcement proceedings. In addition, our relationships and reputation could be harmed, which could inhibit our ability to retain existing clients and distribution partners and obtain new clients and distribution partners.
Legal requirements relating to the collection, storage, handling and transfer of personal data continue to evolve. For example, in June 2018, the State of California enacted the CCPA, which will go into effect on January 1, 2020. The CCPA will require companies that collect personal information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, will grant consumers specific access rights to their data, will allow consumers to opt out of certain data sharing with or sales to third parties, and will create a new private cause of action for data breaches. In addition, on October 10, 2019, the California Attorney General's Office issued proposed rules and regulations governing business's compliance obligations under the CCPA. Such proposed rules and regulations are currently open for public comment and may be subsequently modified. Further, the CCPA itself has already undergone several amendments. Therefore, it remains unclear what, if any, modifications will be made to the proposed regulations or how the CCPA, as amended, and the proposed regulations will be interpreted by regulators and courts. Several other states have introduced similar legislation, including Nevada, which passed Senate Bill 220 amending Nevada's existing law governing required privacy notices for websites and online services and which became effective October 1, 2019. It remains to be seen whether any such laws will be passed. Any adopted legislation may impose varying standards and requirements on our data collection, use and processing activities, which may be inconsistent with those of the CCPA and other laws. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data.

Government regulators, industry groups and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. Regulators and courts may expand interpretations of existing laws, thereby further impacting our business. If more restrictive privacy laws or rules and/or inconsistent legal requirements are adopted by authorities in the future on the federal or state level, or regulators' enforcement priorities shift, our compliance costs may increase and our ability to perform due diligence on, and monitor the risk of, our current and potential clients may decrease, which could create liability for us. Additionally, if we suffer a data breach, other privacy or cybersecurity regulatory compliance failures or are subject to fines, sanctions or proceedings as a result of actual or perceived compliance failures, or any similar event causing reputational harm, our opportunities for growth may be curtailed, and our potential liability for security breaches may increase, all of which could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Indebtedness
Our indebtedness could adversely affect our financial health and competitive position.
On May 9, 2019, we replaced our existing senior secured credit facility with a new 2019 senior secured credit facility (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility consists of a $300.0 million revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to $50.0 million in the aggregate (subject to the receipt of additional commitments for any such incremental loan amounts). The Senior Secured Credit Facility accrues interest at LIBOR (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) plus an applicable margin of up to 3.25%, or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%, plus an applicable margin of up to 1.25% in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires the Company to pay unused commitment fees of up to 0.30% on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. As of September 30, 2019, we had $141.1 million of indebtedness outstanding under our Senior Secured Credit Facility, consisting entirely of a revolving loan. Although we may enter into interest rate swap agreements in the future, we and our subsidiaries are exposed to interest rate increases on the floating portion of our Senior Secured Credit Facility that are not covered by interest rate swaps. For additional information about our Senior Secured Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II, Item 7 of this Annual Report on Form 10-K, and “Quantitative and Qualitative Disclosure About Market Risk” in Part II, Item 7A of this Annual Report on Form 10-K.
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
•incur or assume additional debt or amend our debt and other material agreements;
•declare or make distributions and redeem or repurchase equity interests or issue preferred stock;
•prepay, redeem or repurchase debt;
•make investments;
•enter into any sale-and-leaseback of property;
•engage in certain business activities; and
•engage in mergers and asset sales.
The restrictive covenants in our Senior Secured Credit Facility also require us to maintain specified financial ratios. While we have not previously breached and are not in breach of any of these covenants, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants and restrictions may be affected by events and factors beyond our control. Our failure to comply with any of these covenants or restrictions could result in an event of default under our Senior Secured Credit Facility. An event of default would permit the lending banks under the facility to take certain actions, including terminating all outstanding commitments and declaring all amounts outstanding under our credit facility to be immediately due and payable, including all outstanding borrowings, accrued and unpaid interest thereon, and all other amounts owing or payable with respect to such borrowings and any terminated commitments. In addition, the lenders would have the right to proceed against the collateral we granted to them, which includes substantially all of our assets.
We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.
In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances, and may determine to engage in equity or debt financings or enter into credit facilities or refinance existing debt for other reasons. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. As discussed above, the credit agreement governing our Senior Secured Credit Facility contains restrictive covenants that limit our ability to incur additional debt and engage in other capital-raising activities. Any debt financing we obtain in the future could involve covenants that further restrict our capital raising activities and other financial and operational matters, which may make it more difficult for us to operate our business, obtain additional capital and pursue business opportunities, including potential acquisitions. Furthermore, if we raise additional funds by issuing equity or convertible debt or other equity-linked securities, our then-existing stockholders could suffer significant dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
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
The Continuing Equity Owners, who currently collectively hold approximately 48% of the combined voting power of our common stock, may receive payments from us under the Tax Receivable Agreement upon a redemption or exchange of their common units in i3 Verticals, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. As a result, the interests of the Continuing Equity Owners may conflict with the interests of holders of shares of our Class A common stock. For example, the Continuing Equity Owners may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the Continuing Equity Owners even in situations where no similar considerations are relevant to us.
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
Our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a significant and adverse effect on our business, financial condition, results of operations and reputation.
Since the completion of our IPO, we have been subject to a requirement, pursuant to Section 404 of the Sarbanes-Oxley Act, to conduct an annual review and evaluation of our internal control over financial reporting and furnish a report by management on, among other things, our assessment of the effectiveness of our internal control over financial reporting each fiscal year beginning with the year following our first annual report required to be filed with the SEC. However, because we are an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the earlier of the fifth year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company. Ensuring that we have adequate internal control over financial reporting in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that must be evaluated frequently. Establishing and maintaining these internal controls is and will continue to be costly and may divert management’s attention.
When evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, if we fail to achieve and maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude, on an ongoing basis, that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we have not adequately implemented or complied with the requirements of Section 404 of the Sarbanes-Oxley Act, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC, or suffer other adverse regulatory consequences, including penalties for violation of Nasdaq rules. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. A loss of confidence in the reliability of our financial statements also could occur if we or our independent registered public accounting firm were to report one or more material weaknesses in our internal control over financial reporting. In addition, we may be required to incur costs in improving our internal control system, including the costs of the hiring of additional personnel. Any such action could negatively affect our business, financial condition, results of operations and cash flows and could also lead to a decline in the price of our Class A common stock.

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
In addition, while we have opted out of Section 203 of the Delaware General Corporation Law, or the “DGCL,” our amended and restated certificate of incorporation contains similar provisions providing that we may not engage in certain “business combinations” with any “interested stockholder” for a three-year period following the time that the stockholder became an interested stockholder, unless:
•prior to such time, our board of directors (“Board of Directors”) approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder;
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
As of September 30, 2019, we have an aggregate of 140,887,958 shares of Class A common stock authorized but unissued, including 12,921,637 shares of Class A common stock issuable, at our election, upon redemption of i3 Verticals, LLC common units that are held by the Continuing Equity Owners. Subject to certain restrictions contained in the i3 Verticals LLC Agreement the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based and service-based vesting requirements and other limitations) for newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Common Unit redeemed, in each case, in accordance with the terms of the i3 Verticals LLC Agreement. At our election, however, we may effect a direct exchange by i3 Verticals, Inc. of such Class A common stock or such cash, as applicable, for such common units in lieu of redemption. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We have also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain Continuing Equity Owners upon such redemption and the shares of Class A common stock issued to certain Continuing Equity Owners in connection with the Reorganization Transactions will be eligible for resale registration, subject to certain limitations set forth in the Registration Rights Agreement.
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
In connection with the completion of our IPO, we entered into a Registration Rights Agreement with certain Continuing Equity Owners. Any sales in connection with the Registration Rights Agreement, or the prospect of any such sales, could materially and adversely impact the market price of our Class A common stock and could impair our ability to raise capital through future sales of equity securities.
In the future, we may also issue additional securities if we need to raise capital, including, but not limited to, in connection with acquisitions, which could constitute a material portion of our then-outstanding shares of Class A common stock.
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
We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of certain reduced disclosure and other requirements that are otherwise generally applicable to public companies. We have chosen to take advantage of each of these exemptions. The JOBS Act permits an emerging growth company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected not to opt out of such extended transition period, which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make it difficult or impossible because of the potential differences in accounting standards used to compare our financial statements with the financial statements of a public company that is not an emerging growth company, or the financial statements of an emerging growth company that has opted out of using the extended transition period. We could be an emerging growth company until the last day of the fiscal year following the fifth anniversary of our IPO. We cannot predict if investors will find our Class A common stock less attractive because we elected to rely on these exemptions, or if taking advantage of these exemptions will result in less active trading or more volatility in the price of our Class A common stock.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our properties consist primarily of office space and call centers. The locations include our corporate headquarters in Nashville, Tennessee with approximately 10,000 square feet, offices in Murfreesboro, Tennessee with approximately 8,000 square feet, and additional properties in the following cities, all of which are leased.

Property	Location
Corporate Headquarters	Nashville, Tennessee
Offices	Alexandria, Virginia
Offices	Atlanta, Georgia
Offices	Canton, Georgia
Offices	Canton, Ohio
Offices	Cincinnati, Ohio
Offices	Gainesville, Florida
Offices	Honolulu, Hawaii
Offices	Houston, Texas
Offices	Jacksonville, Florida
Offices	Lake Mary, Florida
Offices	Long Beach, California
Offices	Madison, Wisconsin
Call Center	Murfreesboro, Tennessee
Offices	New York, New York
Offices	Owensboro, Kentucky
Call Center	San Diego, California
Offices	Santa Barbara, California
Offices	Shamokin Dam, Pennsylvania
Offices	Shreveport, Louisiana
Offices	Stevenson Ranch, California
Offices	Sulphur Springs, Texas
Offices	Tukwila, Washington
Offices	Wellington, Florida
Offices	Wixom, Michigan
Call Center	Woodstock, Georgia
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
On June 21, 2018, our Class A common stock began trading on the Nasdaq Global Select Market under the symbol “IIIV.”
Stockholders
As of November 22, 2019, there were 105 stockholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers. As of November 22, 2019, there were 56 stockholders of record of our Class B common stock.
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

The following table presents the corresponding data for the periods shown in the graph:

	i3 Verticals, Inc.	S&P 500	S&P 500 Information Technology
June 21, 2018	$100.00	$100.00	$100.00
June 29, 2018	$117.08	$98.86	$97.44
September 30, 2018	$176.77	$105.97	$105.71
December 31, 2018	$185.38	$91.17	$87.02
March 29, 2019	$184.77	$103.08	$103.87
June 28, 2019	$226.54	$106.98	$109.74
September 30, 2019	$154.77	$108.25	$113.00
Sales of Unregistered Securities
All sales of unregistered securities during the year ended September 30, 2019, have been previously disclosed in either a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
We did not repurchase any shares of our Class A or Class B common stock during the quarter ended September 30, 2019.

Item 6. Selected Financial Data
The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and related notes included elsewhere in this report.

	Year ended September 30,
(in thousands)	2019	2018	2017
Statement of Operations Data:
Revenue	$376,307	$323,508	$262,571
Interchange and network fees	242,867	214,543	189,112
Other costs of services	44,237	40,314	28,798
Selling general and administrative	62,860	40,585	27,194
Depreciation and amortization	16,564	11,839	10,085
Change in fair value of contingent consideration	3,389	3,866	(218)
Total other expenses	6,004	16,985	6,521
(Benefit from) provision for income taxes	(177)	337	177
Net income (loss)	$563	$(4,961)	$902
Net (loss) income per share of Class A common stock(1):
Basic(2)	$(0.29)	$0.08
Diluted(3)	$(0.29)	$0.08
____________________
1.Basic and diluted earnings per Class A common stock is presented only for the period after the Company’s Reorganization Transactions. As such, net income used in the calculation for the year ended September 30, 2018, represents the net income attributable to Class A common stockholders for the period from June 25, the closing of our IPO, through September 30, 2018.
2.Excludes 282,801 and 299,412 restricted Class A common stock units for the years ended September 30, 2019 and 2018, respectively.
3.For the year ended September 30, 2019, all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted earnings per share of Class A common stock:
a.15,856,855 shares of weighted average Class B common stock for the year ended September 30, 2019, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive,

b.626,500 stock options for the year ended September 30, 2019, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.1,009,858 shares for the year ended September 30, 2019, resulting from estimated stock option exercises as calculated by the treasury stock method, and 282,801 restricted Class A common units for the year ended September 30, 2019 were excluded because the effect of including them would have been anti-dilutive.

	September 30,
(in thousands)	2019	2018	2017
Balance Sheet Data:
Cash and cash equivalents	$1,119	$572	$955
Total assets	349,302	175,142	139,991
Long-term debt, including current portion	139,298	36,776	110,836
Total liabilities	206,861	62,944	129,122
Total equity	142,441	112,198	3,146

	Year ended September 30,
(in thousands)	2019	2018	2017
Cash Flow Data:
Net cash provided by operating activities	26,597	18,080	8,330
Net cash used in investing activities	(143,728)	(38,055)	(47,903)
Net cash provided by financing activities	119,094	19,244	37,352

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
Acquisitions
Acquisitions during the year ended September 30, 2019
On May 31, 2019, we acquired all the outstanding stock of Pace Payment Systems, Inc. (“Pace”). We acquired Pace to expand our software offerings, primarily in the public sector and education verticals. The total net purchase consideration was $56.1 million, including $52.5 million in cash consideration, funded by proceeds from our revolving credit facility, $3.3 million of contingent consideration, $0.2 million of restricted Class A common stock in i3 Verticals and potential additional consideration of up to $20.0 million to be paid based upon the achievement of certain growth metrics related to the financial performance of Pace in the 24 months from January 1, 2020 through December 31, 2021.
During the year ended September 30, 2019, we also completed the acquisitions of additional unrelated businesses. These acquisitions expanded our software offerings in the public sector vertical market, provided technology that enhances our Burton Platform and expanded our merchant base. Total net purchase consideration for these businesses was $98.8 million, which included $89.1 million of cash consideration funded with proceeds from our revolving credit facility and $9.7 million of contingent consideration.
Acquisitions during the year ended September 30, 2018
On October 31, 2017, we acquired all of the outstanding stock of San Diego Cash Register Company, Inc. (“SDCR, Inc.”). We acquired SDCR, Inc. to expand our presence within the integrated POS market. The total net purchase consideration was $20.8 million, including $20.0 million in cash consideration, funded by proceeds from our revolving credit facility, $0.7 milling of contingent consideration and $0.1 million of common units in i3 Verticals, LLC.
During the year ended September 30, 2018, we also completed the acquisitions of additional businesses. These acquisitions expanded the Company's merchant base. Total net purchase consideration for these businesses was $15.6 million, which included $13.7 million of cash consideration funded with proceeds from our revolving credit facility and $1.4 million of contingent cash consideration.
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
Proprietary Software and Payments
Our Proprietary Software and Payments segment delivers embedded payment solutions to our clients through company-owned software. Payments are delivered through both the payment facilitator model and the traditional merchant processing model. Our Proprietary Software and Payments clients are primarily in the education, public sector and property management markets.
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
Our payment volume for the years ended September 30, 2019 and 2018 was $13.1 billion and $11.6 billion, respectively, representing a period-to-period growth rate of 14%. We focus on volume, because it is a reflection of the scale and economic activity of our client base and because a significant part of our revenue is derived as a percentage of our clients’ dollar volume receipts. Payment volume reflects the addition of new clients and same store payment volume growth of existing clients, partially offset by client attrition during the period.

Integrated payments represents payment transactions that are generated in situations where payment technology is embedded within our own proprietary software, a client’s software or critical business process. We evaluate the portion of our payment volume that is produced by integrated transactions because we believe the convergence of software and payments is a significant trend impacting our industry. We believe integrated payments create stronger client relationships with higher payment volume retention and growth. Integrated payments grew to 50% of our payment volume for the year ended September 30, 2019 from 43% for the year ended September 30, 2018.
We measure period-to-period payment volume attrition as the change in card-based payment volume for all clients that were processing with us for the same period in the prior year. We exclude from our calculations payment volume from new clients added during the period. We experience attrition in payment volume as a result of several factors, including business closures, transfers of clients’ accounts to our competitors and account closures that we initiate due to heightened credit risks. During the year ended September 30, 2019, we experienced approximately 1% net volume attrition per month.
Results of Operations
Year Ended September 30, 2019 Compared to Year Ended September 30, 2018
The following table presents our historical results of operations for the periods indicated:

	Year ended September 30,		Change
(in thousands)	2019	2018	Amount	%

Revenue	$376,307	$323,508	$52,799	16.3%

Operating expenses
Interchange and network fees	242,867	214,543	28,324	13.2%
Other costs of services	44,237	40,314	3,923	9.7%
Selling general and administrative	62,860	40,585	22,275	54.9%
Depreciation and amortization	16,564	11,839	4,725	39.9%
Change in fair value of contingent consideration	3,389	3,866	(477)	(12.3)%
Total operating expenses	369,917	311,147	58,770	18.9%

Income from operations	6,390	12,361	(5,971)	(48.3)%

Other expenses
Interest expense, net	6,004	8,498	(2,494)	(29.3)%
Change in fair value of warrant liability	—	8,487	(8,487)	n/m
Total other expenses	6,004	16,985	(10,981)	(64.7)%

Income (loss) before income taxes	386	(4,624)	5,010	(108.3)%

(Benefit from) provision for income taxes	(177)	337	(514)	(152.5)%

Net income (loss)	563	(4,961)	5,524	n/m

Net income attributable to non-controlling interest	3,608	1,937	1,671	n/m
Net (loss) income attributable to i3 Verticals, Inc.	$(3,045)	$(6,898)	$3,853	n/m
n/m = not meaningful

Revenue
Revenue increased $52.8 million, or 16.3%, to $376.3 million for the year ended September 30, 2019 from $323.5 million for the year ended September 30, 2018. This increase was principally driven by acquisitions completed during the 2019 and 2018 fiscal years. These acquisitions contributed an incremental $41.2 million to our revenue for the year ended September 30, 2019. The remaining $11.6 million of increased revenue was due primarily to an increase in payment volume.
Revenue related to a subset of merchant contracts purchased in 2014 and 2017 (“Purchased Portfolios”), which have a higher rate of revenue attrition and payment volume attrition than the rest of our business, decreased $5.4 million, or 30.2%, to $12.4 million for the year ended September 30, 2019 from $17.8 million for the year ended September 30, 2018. Excluding revenues from the Purchased Portfolios, revenue grew $58.2 million, or 19.0%, to $363.9 million for the year ended September 30, 2019 from $305.7 million for the year ended September 30, 2018.
Revenue within Merchant Services increased $33.9 million, or 11.2%, to $336.8 million for the year ended September 30, 2019 from $302.9 million for the year ended September 30, 2018. This increase was principally driven by acquisitions completed during the 2019 and 2018 fiscal years. These acquisitions contributed an incremental $23.3 million of our revenue within Merchant Services for the year ended September 30, 2019. The remaining $10.6 million of increased revenue was due primarily to an increase in payment volume.
Revenue within Proprietary Software and Payments increased $18.9 million, or 91.9%, to $39.5 million for the year ended September 30, 2019 from $20.6 million for the year ended September 30, 2018. This increase was partially driven by acquisitions completed during the 2019 and 2018 fiscal years. These acquisitions contributed an incremental $17.9 million of our revenue within Proprietary Software and Payments for the year ended September 30, 2019. The remaining $1.0 million of increased revenue was due primarily to an increase in payment volume.
Payment volume increased $1.6 billion, or 13.8%, to $13.1 billion for the year ended September 30, 2019 from $11.6 billion for the year ended September 30, 2018.
Interchange and Network Fees
Interchange and network fees increased $28.3 million, or 13.2%, to $242.9 million for the year ended September 30, 2019 from $214.5 million for the year ended September 30, 2018. This increase was principally driven by acquisitions completed during the 2019 and 2018 fiscal years. These acquisitions contributed an incremental $17.3 million to our interchange and network fees for the year ended September 30, 2019. The remaining $11.0 million of increased interchange and network fees was due primarily to an increase in payment volume.
Interchange and network fees related to the Purchased Portfolios decreased $2.6 million, or 29.3%, to $6.2 million for the year ended September 30, 2019 from $8.8 million for the year ended September 30, 2018. Excluding interchange and network fees from these Purchased Portfolios, interchange and network fees grew $30.9 million, or 15.0%, to $236.7 million for the year ended September 30, 2019 from $205.8 million for the year ended September 30, 2018.
Interchange and network fees within Merchant Services increased $26.5 million, or 12.6%, to $236.2 million for the year ended September 30, 2019 from $209.7 million for the year ended September 30, 2018. Interchange and network fees within Proprietary Software and Payments increased $1.8 million or 38.1%, to $6.7 million for the year ended September 30, 2019 from $4.8 million for the year ended September 30, 2018.
Other Costs of Services
Other costs of services increased $3.9 million, or 9.7%, to $44.2 million for the year ended September 30, 2019 from $40.3 million for the year ended September 30, 2018. This increase was principally driven by acquisitions completed during the 2019 and 2018 fiscal years. These acquisitions contributed an incremental $4.1 million to our other costs of services for the year ended September 30, 2019.

Other costs of services within Merchant Services increased $2.9 million, or 7.6%, to $41.3 million for the year ended September 30, 2019 from $38.4 million for the year ended September 30, 2018.
Other costs of services within Proprietary Software and Payments increased $1.0 million, or 52.8%, to $2.9 million for the year ended September 30, 2019 from $1.9 million for the year ended September 30, 2018.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $22.3 million, or 54.9%, to $62.9 million for the year ended September 30, 2019 from $40.6 million for the year ended September 30, 2018. This increase was primarily driven by an increase in employment costs of $16.7 million due to an increase in stock compensation and an increase in headcount resulting from acquisitions. Increases in professional services and insurance, rent, advertising and marketing expenses, and travel expenses comprised the remainder of the increase.
Depreciation and Amortization
Depreciation and amortization increased $4.7 million, or 39.9%, to $16.6 million for the year ended September 30, 2019 from $11.8 million for the year ended September 30, 2018. Amortization expense increased $4.3 million to $15.4 million for the year ended September 30, 2019 from $11.0 million for the year ended September 30, 2018 primarily due to greater amortization expense resulting from recent acquisitions, which was partially offset by lower amortization expense for historical acquisitions due to our accelerated method of amortization. Depreciation expense increased $0.4 million to $1.2 million for the year ended September 30, 2019 from $0.8 million for the year ended September 30, 2018.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a charge of $3.4 million for the year ended September 30, 2019 primarily due to the performance of some of our acquisitions exceeding our expectations. The change in fair value of contingent consideration for the year ended September 30, 2018 was a charge of $3.9 million.
Interest Expense, net
Interest expense, net, decreased $2.5 million, or 29.3%, to $6.0 million for the year ended September 30, 2019 from $8.5 million for the year ended September 30, 2018. The decrease reflects a lower average amount of indebtedness outstanding and payment of all of the outstanding aggregate principal balance and accrued interest on the notes payable to the lenders under our Mezzanine Notes and unsecured notes payable to related and unrelated creditors in connection with the Reorganization Transactions in the second quarter of fiscal year 2018.
Change in Fair Value of Warrant Liability
The change in fair value of our warrant liabilities corresponds to the value of the warrants issued in connection with our Mezzanine Notes (as defined below). The change in the fair value of the warrants corresponded with their exercise in June 2018 in conjunction with our IPO. The change in fair value of the warrant liabilities was a benefit of $8.5 million for the year ended September 30, 2018.
Provision for Income Taxes
The provision for income taxes decreased to a benefit of $0.2 million for the year ended September 30, 2019 from a provision of $0.3 million for the year ended September 30, 2018. The provision for income taxes consists primarily of provisions for state income taxes and, for certain subsidiaries of i3 Verticals, LLC which are corporations, provisions for federal income taxes. Our effective tax rate was (46)% for the year ended September 30, 2019. Our effective tax rate differs from the federal statutory rate because significant pre-tax losses related to the change in the fair value of contingent consideration. i3 Verticals, Inc. is subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.
Year Ended September 30, 2018 Compared to Year Ended September 30, 2017
For discussion related to the results of operations for the years ended September 30, 2018 and 2017 refer to Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, which was filed with the Securities and Exchange Commission on December 7, 2018.

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
Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash from operating activities. As of September 30, 2019 we had $1.1 million of cash and cash equivalents and available borrowing capacity of $158.9 million under our Senior Secured Credit Facility. We usually minimize cash balances by making payments on our revolving credit facility to minimize borrowings and interest expense. As of September 30, 2019, we had borrowings outstanding of $141.1 million under the Senior Secured Credit Facility.
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
Cash Flows
The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.
Year Ended September 30, 2019 Compared to Year Ended September 30, 2018

	Year ended September 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$26,597	$18,080
Net cash used in investing activities	$(143,728)	$(38,055)
Net cash provided by financing activities	$119,094	$19,244
Cash Flow from Operating Activities
Net cash provided by operating activities increased $8.5 million to $26.6 million for the year ended September 30, 2019 from $18.1 million for the year ended September 30, 2018. The increase in net cash provided by operating activities included an increase in net income for the year ended September 30, 2019, from a net loss for the year ended September 30, 2018, of $5.5 million offset by a $8.5 million increase in the change in the fair value of warrant liabilities. Depreciation and amortization expense increased $4.7 million, equity-based compensation increased $4.6 million, and we experienced a reduction of $0.1 million in benefit from income taxes from the revaluation of deferred taxes related to the federal tax reform enacted on December 22, 2017. These increases were partially offset by a $0.5 million reduction in increases in non-cash contingent consideration expense from original estimates. Operating assets and liabilities increased $2.8 million, primarily driven by a $4.8 million decrease in accounts receivable, a $2.7 million increase in deferred revenue and a $0.5 million increase in contingent consideration paid in excess of original estimates, partially offset by a $2.9 million decrease in accounts payable, a $1.8 million increase in prepaid expenses, a $0.5 million decrease in accrued liabilities and a $0.4 million decrease in other long-term liabilities for the year ended September 30, 2019 compared to the year ended September 30, 2018.
Cash Flow from Investing Activities
Net cash used in investing activities increased $105.7 million to $143.7 million for the year ended September 30, 2019 from $38.1 million for the year ended September 30, 2018. The increase in net cash used in investing activities was primarily driven by an increase of $104.7 million in cash used in acquisitions, net of cash acquired, $2.4 million in purchases of merchant portfolios and residual buyouts and $1.1 million in expenditures for capitalized software. These increases were partially offset by a decrease of $1.4 million in expenditures for property and equipment and $1.1 million in acquisitions of other intangibles for the year ended September 30, 2019 compared to the year ended September 30, 2018.
Cash Flow from Financing Activities
Net cash provided by financing activities increased $99.9 million to $119.1 million for the year ended September 30, 2019 from $19.2 million for the year ended September 30, 2018. The increase in net cash provided by financing activities was primarily the result of an increase in proceeds from the revolving credit facility of $161.2 million, a reduction in payments on the revolving credit facility of $43.7 million, proceeds from the issuance of Class A common stock sold in the offering in June 2019 of $111.7 million, a reduction in payments of notes payable to mezzanine lenders of $10.5 million and a decrease in payments of unsecured notes payable to related and unrelated creditors of $5.5 million, The increase in cash provided by financing activities is partially offset by a decrease in proceeds from the issuance of Class A common stock sold in the initial public offering in June 2018 of $89.5 million, an increase in payments for the purchase of Common Units in i3 Verticals, LLC from certain Continuing Equity Owners in connection with our June 2019 Secondary Public Offering of $85.4 million, an increase in payments of notes payable to banks of $30.0 million and a decrease in proceeds from notes payable to banks of $24.7 million for the year ended September 30, 2019 compared to the year ended September 30, 2018.
Year Ended September 30, 2018 Compared to Year Ended September 30, 2017
For discussion related to the cash flows for the year ended September 30, 2018 compared to the year ended September 30, 2017, refer to Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, which was filed with the Securities and Exchange Commission on December 7, 2018.

Senior Secured Credit Facility
On May 9, 2019, we replaced our then existing credit facility (the “2017 Senior Secured Credit Facility”) with a new Amended and Restated Credit Agreement with the guarantors and lenders party thereto and Bank of America, N.A., as administrative agent (the “Senior Secured Credit Facility”). For a discussion of our existing 2017 Senior Secured Credit Facility, which consisted of $40.0 million in term loans and a $110.0 million revolving line of credit, please refer to Note 9 to the accompanying consolidated financial statements in this Annual Report on Form 10-K. The Senior Secured Credit Facility provides for aggregate commitments of $300.0 million in the form of a senior secured revolving credit facility.
The Senior Secured Credit Facility provides that we have the right to seek additional commitments to provide additional term loan facilities or additional revolving credit commitments in an aggregate principal amount up to $50.0 million so long as, among other things, after giving pro forma effect to the incurrence of such additional borrowings and any related transactions, our consolidated interest coverage ratio would not be less than 3.00 to 1.0 and our consolidated senior leverage ratio would not exceed the ratios reflected in the schedule below, based on the applicable quarter and calendar year:

Calendar Year	March 31	June 30	September 30	December 31
2019	N/A	3.75 to 1.0	3.75 to 1.0	3.75 to 1.0
2020	3.75 to 1.0	3.75 to 1.0	3.75 to 1.0	3.75 to 1.0
2021	3.75 to 1.0	3.75 to 1.0	3.50 to 1.0	3.50 to 1.0
thereafter	3.50 to 1.0	3.50 to 1.0	3.50 to 1.0	3.50 to 1.0
The provision of any such additional amounts under the additional term loan facilities or additional revolving credit commitments are subject to certain additional conditions and the receipt of certain additional commitments by existing or additional lenders. The lenders under the Senior Secured Credit Facility are not under any obligation to provide any such additional term loan facilities or revolving credit commitments.
The proceeds of the Senior Secured Credit Facility, together with proceeds from any additional amounts under the additional term loan facilities or additional revolving credit commitments, may only be used by us to (i) finance working capital, capital expenditures and other lawful corporate purposes, (ii) finance permitted acquisitions and (iii) to refinance certain existing indebtedness.
Borrowings under the Senior Secured Credit Facility will be made, at our option, at the base rate or the Eurodollar rate, plus, in each case, an applicable margin. The base rate is a fluctuating rate of interest per annum equal to the highest of (a) the federal funds rate plus ½ of 1%, (b) the interest announced from time to time by Bank of America as its prime rate and (c) the Eurodollar rate plus 1%. The Eurodollar rate will be the rate of interest per annum equal to LIBOR (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months). The applicable margin is based upon our consolidated total leverage ratio, as reflected in the schedule below:

Consolidated Total Leverage Ratio	Commitment Fee	Letter of Credit Fee	Eurodollar Rate Loans	Base Rate Loans
> 3.00 to 1.0	0.30%	3.25%	3.25%	1.25%
> 2.50 to 1.0 but < 3.00 to 1.0	0.25%	2.75%	2.75%	0.75%
> 2.00 to 1.0 but < 2.50 to 1.0	0.20%	2.50%	2.50%	0.50%
< 2.00 to 1.0	0.15%	2.25%	2.25%	0.25%
In addition to paying interest on outstanding principal under the Senior Secured Credit Facility, we will be required to pay a commitment fee equal to the product of between 0.15% and 0.30% (the applicable percentage depending on our consolidated total leverage ratio as reflected in the schedule above) times the actual daily amount by which $300.0 million exceeds the total amount outstanding under the Senior Secured Credit Facility and available to be drawn under all outstanding letters of credit.
We will be permitted to voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans under the Senior Secured Credit Facility, whether such amounts are issued under the Senior

Secured Credit Facility or under the additional term loan facilities or additional revolving credit facilities, at any time without premium or penalty.
In addition, if the total amount borrowed under the Senior Secured Credit Facility exceeds $300.0 million at any time, the Senior Secured Credit Facility requires us to prepay such excess outstanding amounts.
All obligations under the Senior Secured Credit Facility are unconditionally guaranteed by i3 Verticals, Inc., a Delaware corporation, and each of i3 Verticals, Inc.’s existing and future direct and indirect material, wholly owned domestic restricted subsidiaries, subject to certain exceptions. The obligations are secured by first-priority security interests in substantially all of our tangible and intangible assets, i3 Verticals, Inc. and each subsidiary guarantor, in each case whether owned on the date of the initial borrowings or thereafter acquired.
The Senior Secured Credit Facility places certain restrictions on the ability of us, i3 Verticals, Inc. and their restricted subsidiaries to, among other things, incur debt and liens; merge, consolidate or liquidate; dispose of assets; enter into hedging arrangements; make certain restricted payments; undertake transactions with affiliates; enter into sale-leaseback transactions; make certain investments; prepay or modify the terms of certain indebtedness; and modify the terms of certain organizational agreements.
The Senior Secured Credit Facility contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, material judgments, certain ERISA events, invalidity of loan documents and certain changes in control.
We were in compliance with such covenants as of September 30, 2019.
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
Contractual Obligations
The following table summarizes our contractual obligations and commitments as of September 30, 2019 related to leases and borrowings:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(in thousands)
Processing minimums(1)	$10,125	$3,733	$3,503	$2,889	$—
Facility leases	10,497	2,581	4,050	2,926	940
Senior Secured Credit Facility and related interest(2)	178,102	7,790	15,581	154,731	—
Contingent consideration(3)	18,226	10,223	8,003	—	—
Total	$216,950	$24,327	$31,137	$160,546	$940
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
2.We estimated interest payments through the maturity of our Senior Secured Credit Facility by applying the interest rate of 5.29% in effect on our term loan as of September 30, 2019, plus an unused fee rate of 0.15%.
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

As of September 30, 2019, we recognized liabilities related to the Tax Receivable Agreement of $23.2 million.
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
The accounting policies we believe to be most critical to understanding our financial condition and results of operations are discussed below. For a list of all significant accounting policies refer to Note 2, “Summary of Significant Accounting Policies” in the notes to the accompanying consolidated financial statements in this Annual Report.
Emerging Growth Company
Refer to Item 1A, “Risk Factors” for discussion of the reduced disclosure requirements and extended transition period to comply with new or revised accounting standards applicable to public companies, afforded to us by our status as an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the JOBS Act.
Acquisitions
Business acquisitions have been recorded using the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. Where relevant, the fair value of material contingent consideration included in an acquisition is calculated using a Monte Carlo simulation. The fair value of merchant relationships and non-compete assets acquired is identified using the Income Approach. The fair value of trade names acquired is identified using the Relief from Royalty Method. For a discussion of the estimation methodology and the significance of various inputs, please see the subheading below titled “Use of Estimates.” The fair value of deferred revenue is identified using the Adjusted Fulfillment Cost Method. After the purchase price has been allocated, goodwill is recorded to the extent the total consideration paid for the acquisition, including the acquisition date fair value of contingent consideration, if any, exceeds the sum of the fair values of the separately identifiable acquired assets and assumed liabilities. Acquisition costs for business combinations are expensed when incurred and recorded in selling general and administrative expenses in the accompanying consolidated statements of operations.
Acquisitions not meeting the accounting criteria to be accounted for as a business combination are accounted for as an asset acquisition. An asset acquisition is recorded at its purchase price, inclusive of acquisition costs, which is allocated among the acquired assets and assumed liabilities based upon their relative fair values at the date of acquisition.
The operating results of an acquisition are included in our consolidated statements of operations from the date of such acquisition. Acquisitions completed during the year ended September 30, 2019 contributed $27.8 million and $2.2 million of revenue and net loss, respectively, to the results in consolidated statements of operations for the year then ended.
Goodwill
In accordance with ASC 350, Intangibles—Goodwill and Other, we test goodwill for impairment for each reporting unit on an annual basis in the fourth quarter, or when events or circumstances indicate the fair value of a reporting unit is below its carrying value.
Our goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. The goodwill generated from the business combinations is primarily related to the value placed on the employee workforce and expected synergies. Judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred. Such changes may include, among others, a significant decline in expected future cash flows, a significant adverse change in the business climate, and unforeseen competition. No goodwill impairment charges were recognized during the years ended September 30, 2019 and 2018.
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
For a discussion of the estimation methodology, the qualitative factors considered when performing a qualitative assessment and the significance of various inputs, please see the subheading below titled “Use of Estimates.”
As of our goodwill impairment test date for the year ended September 30, 2019, we have determined that we have nine reporting units. For each of the years ended September 30, 2019 and 2018, we performed a quantitative assessment for each reporting unit. We determined that none of the reporting units were impaired and fair values of all of our reporting units substantially exceeded their carrying values at the assessment date.
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
The majority of our gross revenue for the years ended September 30, 2019 and 2018 is derived from volume-based payment processing fees (“discount fees”) and other related fixed transaction or service fees. The remainder is comprised of sales of software licensing subscriptions, ongoing support, and other POS-related solutions we provide to our clients directly and through its processing bank relationships.
Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed. Discount fees are recognized at the time the merchants’ transactions are processed. We follow the requirements of ASC 605-45 Revenue Recognition—Principal Agent Considerations, in determining our merchant processing services revenue reporting. Generally, where we have control over merchant pricing, merchant portability, credit risk and ultimate responsibility for the merchant relationship, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange fees paid to card issuing banks and assessments paid to payment card networks pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Revenues generated from merchant portfolios where we do not have control over merchant pricing, liability for merchant losses or credit risk or rights of portability are reported net of interchange and other fees.
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
Revenues from sales of our combined hardware and software element are recognized when they are realized or realizable and earned which has been determined to be upon the delivery of the product. Revenues derived from service fees are recognized at the time the services are performed and there are no further performance obligations. Our training, installation, and repair services are recognized as revenue as these services are performed.
Deferred revenue represents amounts we have billed to customers for services contracts. The initial prepaid contract agreement balance is deferred. The balance is then recognized as the services are provided over the contract term. Deferred revenue that is expected to be recognized as revenue within one year is recorded as short-term deferred revenue and the remaining portion is recorded as other long-term liabilities in the consolidated balance sheets.
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, with amendments in 2015, 2016 and 2017, which creates new ASC Topic 606 (“ASU 2014-09”) that will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will be adopted in our first quarter of fiscal year 2020 with the cumulative effect recognized as of the date of initial application (modified retrospective transition method).
We currently expect the most significant ongoing impact of adopting the new revenue standard in fiscal year 2020 to be driven by changes in principal versus agent considerations, with the majority of the change overall in total net revenue attributable to reflecting our interchange and network fees on a net basis prospectively, as opposed to our gross presentation of $242.9 million in the year ended September 30, 2019. We do not expect the adoption of the new revenue standard to have a material impact on net income. We will include additional disclosures of the amount by which each consolidated financial statement line item is affected during fiscal year 2020, as compared to the guidance that was in effect before the change, and an explanation of the reasons for any significant changes.
Refer to Note 2, “Summary of Significant Accounting Policies” in the notes to the accompanying consolidated financial statements for additional information on our revenue recognition policy and ASU 2014-09.
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
Contingent Consideration in Acquisitions
On occasion, we may have acquisitions that include contingent consideration. Accounting for business combinations requires us to estimate the fair value of any contingent purchase consideration at the acquisition date. Where relevant, the fair value of material contingent consideration included in an acquisition is calculated using a Monte Carlo simulation.
The contingent consideration is revalued each period until it is settled. Management reviews the historical and projected performance of each acquisition with contingent consideration and uses an income probability method to revalue the contingent consideration. The revaluation requires management to make certain assumptions and represent management's best estimate at the valuation date. The probabilities are determined based on a management review of the expected likelihood of triggering events that would cause a change in the contingent consideration paid. For example, if management’s forecasted performance for an acquisition increased, we would have anticipated a higher probability of contingent consideration being paid on the acquisition and would have recorded additional losses from the change in fair value of contingent consideration. Conversely, if management’s forecasted performance for an acquisition decreased, we would have anticipated a higher probability of contingent consideration being paid on the acquisition and would have recorded a gain from change in fair value of contingent consideration.
Goodwill
We test goodwill for impairment using a fair value approach at least annually, absent some triggering event that would require an interim impairment assessment. Absent any impairment indicators, we perform our goodwill impairment testing as of July 1 each year.
In our goodwill impairment review, we use significant estimates and assumptions that include the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Our assessment of qualitative factors involves significant judgments about expected future business performance and general market conditions. In a quantitative assessment, the fair value of each reporting unit is determined based on a combination of techniques, including the present value of future cash flows, applicable multiples of competitors and multiples from sales of like businesses, and requires management to make estimates and assumptions regarding discount rates, growth rates and our future long-term business plans. Changes in any of these estimates or assumptions could materially affect the determination of fair value and the associated goodwill impairment charge for each reporting unit. For example, if management’s forecasted earnings decreased for a reporting unit, we may have recorded an impairment loss for that reporting unit.
Warrant Valuation
As of September 30, 2017 there were in the aggregate $1.4 million of warrants (the “Mezzanine Warrants”) outstanding and exercisable to purchase common units in i3 Verticals, LLC related to the issuance of the Mezzanine Notes. The Mezzanine Warrants were mandatorily redeemable and embodied a conditional obligation to redeem the instrument by a transfer of assets. The Mezzanine Warrants were remeasured at each reporting date through the settlement of the instrument and changes in value were reflected in earnings.
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
The change in fair value of the warrant liabilities was an increase of $8.5 million and a reduction of $0.4 million for the years ended September 30, 2018 and 2017, respectively.
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
Recently Issued Accounting Pronouncements
Refer to Note 2, “Summary of Significant Accounting Policies” in the notes to the accompanying consolidated financial statements for further discussion.
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any off-balance sheet financing arrangements.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Senior Secured Credit Facility consists of a $300.0 million revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to $50.0 million in the aggregate (subject to the receipt of additional commitments for any such incremental loan amounts). The Senior Secured Credit Facility accrues interest at LIBOR (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) plus an applicable margin of up to 3.25% (3.25% as of September 30, 2019), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%, plus an applicable margin of up to 1.25% (1.25% as of September 30, 2019), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires the Company to pay unused commitment fees of up to 0.30% (0.30% as of September 30, 2019) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The maturity date of the Senior Secured Credit Facility is May 9, 2024. As of September 30, 2019, there was $158.9 million available for borrowing under the revolving credit facility.
As of September 30, 2019, we had borrowings outstanding of $141.1 million under the Senior Secured Credit Facility. A 1.0% increase or decrease in the interest rate applicable to such borrowing (which is the LIBOR rate) would have a $1.4 million impact on the results of the business.
Foreign Currency Exchange Rate Risk
Invoices for our services are denominated in U.S. dollars. We do not expect our future operating results to be significantly affected by foreign currency transaction risk.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
i3 Verticals, Inc.
Nashville, Tennessee
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of i3 Verticals, Inc. (the “Company”) and subsidiaries as of September 30, 2019 and 2018, the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended September 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at September 30, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.
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

Nashville, Tennessee
November 22, 2019

i3 Verticals, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$1,119	$572
Accounts receivable, net	15,335	12,500
Settlement assets	—	863
Prepaid expenses and other current assets	4,117	2,630
Total current assets	20,571	16,565

Property and equipment, net	5,026	2,958
Restricted cash	2,081	665
Capitalized software, net	15,454	3,372
Goodwill	168,284	83,954
Intangible assets, net	107,419	66,023
Deferred tax asset	28,138	1,152
Other assets	2,329	453
Total assets	$349,302	$175,142

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$3,438	$4,114
Current portion of long-term debt	—	5,000
Accrued expenses and other current liabilities	21,560	11,538
Settlement obligations	—	863
Deferred revenue	10,237	4,927
Total current liabilities	35,235	26,442

Long-term debt, less current portion and debt issuance costs, net	139,298	31,776
Long-term tax receivable agreement obligations	23,204	791
Other long-term liabilities	9,124	3,935
Total liabilities	206,861	62,944

Commitments and contingencies (see Note 14)
Stockholders' equity
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2019 and 2018	—	—
Class A common stock, par value $0.0001 per share, 150,000,000 shares authorized; 14,444,115 and 9,112,042 shares issued and outstanding as of September 30, 2019 and 2018, respectively	1	1
Class B common stock, par value $0.0001 per share, 40,000,000 shares authorized; 12,921,637 and 17,213,806 shares issued and outstanding as of September 30, 2019 and 2018, respectively	1	2
Additional paid-in-capital	82,380	38,562
Accumulated (deficit) earnings	(2,309)	736
Total stockholders' equity	80,073	39,301
Non-controlling interest	62,368	72,897
Total equity	142,441	112,198
Total liabilities and stockholders' equity	$349,302	$175,142
See Notes to the Consolidated Financial Statements

i3 Verticals, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year ended September 30,
	2019	2018	2017

Revenue	$376,307	$323,508	$262,571

Operating expenses
Interchange and network fees	242,867	214,543	189,112
Other costs of services	44,237	40,314	28,798
Selling general and administrative	62,860	40,585	27,194
Depreciation and amortization	16,564	11,839	10,085
Change in fair value of contingent consideration	3,389	3,866	(218)
Total operating expenses	369,917	311,147	254,971

Income from operations	6,390	12,361	7,600

Other expenses
Interest expense, net	6,004	8,498	6,936
Change in fair value of warrant liability	—	8,487	(415)
Total other expenses	6,004	16,985	6,521

Income (loss) before income taxes	386	(4,624)	1,079

(Benefit from) provision for income taxes	(177)	337	177

Net income (loss)	563	(4,961)	902

Net income attributable to non-controlling interest	3,608	1,937	—
Net (loss) income attributable to i3 Verticals, Inc.	$(3,045)	$(6,898)	$902

Net (loss) income per share attributable to Class A common stockholders(1):
Basic	$(0.29)	$0.08
Diluted	$(0.29)	$0.08
Weighted average shares of Class A common stock outstanding(1):
Basic	10,490,981	8,812,630
Diluted	10,490,981	26,873,878
__________________________
1.Basic and diluted net income per Class A common stock are presented only for the period after the Company’s Reorganization Transactions. See Note 1 for a description of the Reorganization Transactions. See Note 18 for the calculation of income per common share.
See Notes to the Consolidated Financial Statements

i3 Verticals, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share amounts)

	Class A Units	Common Units	Class P Units	Accumulated Members' Deficit	Total Equity

Balance at September 30, 2016	$19,765	$965	$—	$(30,240)	$(9,510)
Preferred returns on Class A Units	2,223	—	—	(2,223)	—
Preferred returns on Redeemable Class A Units	—	—	—	(701)	(701)
Issuance of Class A Units	13,000	—	—	—	13,000
Issuance of Common Units	—	275	—	—	275
Distributions to members	—	—	—	(756)	(756)
Equity issuance costs	(64)	—	—	—	(64)
Net income	—	—	—	902	902
Balance at September 30, 2017	$34,924	$1,240	$—	$(33,018)	$3,146
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
See Notes to the Consolidated Financial Statements

i3 Verticals, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Members' Deficit	Retained Earnings (Deficit)	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2018	9,112,042	$1	17,213,806	$2	$38,562	$—	$736	$72,897	$112,198
Equity-based compensation	—	—	—	—	6,124	—	—	—	6,124
Forfeitures of restricted Class A common stock	(36,113)	—	—	—	—	—	—	—	—
Net (loss) income	—	—	—	—	—	—	(3,045)	3,608	563
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(2,060)	(2,060)
Redemption of common units in i3 Verticals, LLC	4,292,169	—	(4,292,169)	(1)	12,077	—	—	(12,077)	(1)
Sale of Class A common stock in public offering, net	1,000,000	—	—	—	21,660	—	—	—	21,660
Capitalization of public offering costs	—	—	—	—	(899)	—	—	—	(899)
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	3,959	—	—	—	3,959
Issuance of restricted Class A common stock under Equity Plan	8,799	—	—	—	225	—	—	—	225
Exercise of equity-based awards	67,218	—	—	—	672	—	—	—	672
Balance at September 30, 2019	14,444,115	$1	12,921,637	$1	$82,380	$—	$(2,309)	$62,368	$142,441
See Notes to the Consolidated Financial Statements

i3 Verticals, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended September 30,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$563	$(4,961)	$902
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,564	11,839	10,085
Equity-based compensation	6,124	1,567	—
Provision for doubtful accounts	30	14	216
Amortization of deferred financing costs	721	1,072	453
Debt extinguishment costs	152	—	—
Loss on disposal of assets	8	5	44
Provision for (benefit from) deferred income taxes	(586)	(682)	56
Non-cash change in fair value of warrant liability	—	8,487	(415)
Increase (decrease) in non-cash contingent consideration expense from original estimate	3,389	3,866	(218)
Changes in operating assets:
Accounts receivable	2,430	(2,321)	(2,432)
Prepaid expenses and other current assets	(817)	1,017	305
Other assets	(2,769)	(3,182)	9
Changes in operating liabilities:
Accounts payable	(1,768)	1,172	(384)
Accrued expenses and other current liabilities	1,572	2,040	1,515
Deferred revenue	2,588	(123)	388
Other long-term liabilities	(44)	362	40
Contingent consideration paid in excess of original estimates	(1,560)	(2,092)	(2,234)
Net cash provided by operating activities	26,597	18,080	8,330

Cash flows from investing activities:
Expenditures for property and equipment	(807)	(2,217)	(636)
Expenditures for capitalized software	(2,227)	(1,092)	(1,452)
Purchases of merchant portfolios and residual buyouts	(3,586)	(1,207)	(1,632)
Acquisitions of businesses, net of cash acquired	(137,036)	(32,362)	(44,175)
Acquisition of other intangibles	(72)	(1,177)	(8)
Net cash used in investing activities	(143,728)	(38,055)	(47,903)
See Notes to the Consolidated Financial Statements

i3 Verticals, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year ended September 30,
	2019	2018	2017
Cash flows from financing activities:
Proceeds from revolving credit facility	188,491	27,250	56,500
Payments of revolving credit facility	(51,867)	(95,600)	(23,900)
Proceeds from notes payable to banks	—	24,671	—
Payments of notes payable to banks	(35,000)	(5,000)	(5,000)
Payment of notes payable to Mezzanine Lenders	—	(10,486)	—
Payment of unsecured notes payable to related and unrelated creditors	—	(5,489)	—
Payment of debt issuance costs	(168)	(266)	(254)
Proceeds from the exercise of Mezzanine Warrants and Junior Subordinated Notes Warrants	—	270	—
Proceeds from issuance of Class A common stock sold in public offering, net of underwriting discounts and offering costs	111,687	—	—
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discounts and offering costs	—	89,506	—
Payments for Common Units in i3 Verticals, LLC from selling shareholders	(90,027)	(4,635)	—
Proceeds from the issuance of Class A Units	—	—	12,500
Payment of equity issuance costs for Class A unit issuances	—	—	(64)
Cash paid for contingent consideration	(2,634)	(977)	(966)
Required distributions to members for tax obligations	(2,060)	—	(1,464)
Proceeds from stock option exercises	672	—	—
Net cash provided by financing activities	119,094	19,244	37,352

Net increase (decrease) in cash, cash equivalents, and restricted cash	1,963	(731)	(2,221)
Cash, cash equivalents, and restricted cash at beginning of period	1,237	1,968	4,189
Cash, cash equivalents, and restricted cash at end of period	$3,200	$1,237	$1,968

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,911	$7,881	$6,288
Cash paid for income taxes	$1,420	$483	$837
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
•As of September 30, 2019, i3 Verticals, Inc. owned 52.8% of the economic interest in i3 Verticals, LLC.
•As of September 30, 2019, the Continuing Equity Owners owned Common Units in i3 Verticals, LLC representing approximately 47.2% of the economic interest in i3 Verticals, LLC, shares of Class A common stock in the Company representing approximately 1.0% of the economic interest and voting power in the Company, and shares of Class B common stock in i3 Verticals, Inc., representing approximately 47.2% of the voting power in the Company.
•The Continuing Equity Owners who own Common Units in i3 Verticals, LLC may redeem at each of their options (subject in certain circumstances to time-based vesting requirements) their Common Units for, at the election of i3 Verticals, LLC, cash or newly-issued shares of the Company's Class A common stock.
•Combining the Class A common stock and Class B common stock, the Continuing Equity Holders hold approximately 48.2% of the economic interest and voting power in i3 Verticals, Inc.
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
Restricted Cash
Restricted cash represents funds held-on-deposit with processing banks pursuant to agreements to cover potential merchant losses. It is presented as long-term assets on the accompanying consolidated balance sheets since the related agreements extend beyond the next twelve months. Following the adoption of Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230), the Company includes restricted cash along with the cash and cash equivalents balance for presentation in the consolidated statements of cash flows. The reconciliation between the consolidated balance sheet and the consolidated statement of cash flows is as follows:

	September 30, 2019	September 30, 2018
Cash and cash equivalents on consolidated balance sheet	$1,119	$572
Restricted cash	2,081	665
Total cash, cash equivalents and restricted cash on consolidated statement of cash flows	$3,200	$1,237
Accounts Receivable and Credit Policies
Accounts receivable consist primarily of uncollateralized credit card processing residual payments due from processing banks requiring payment within thirty days following the end of each month. Accounts receivable also include amounts due from the sales of the Company’s technology solutions to its customers. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, if necessary, which reflects management’s best estimate of the amounts that will not be collected. The allowance is estimated based on management’s knowledge of its customers, historical loss experience and existing economic conditions. Accounts receivable and the allowance are written-off when, in management’s opinion, all collection efforts have been exhausted. The Company’s allowance for doubtful accounts was $232 and $205 as of September 30, 2019 and 2018, respectively; however, actual write-offs may exceed estimated amounts.
Settlement Assets and Obligations
Settlement assets and obligations result when funds are temporarily held or owed by the Company on behalf of merchants, consumers, schools, and other institutions. Timing differences, interchange expense, merchant reserves and exceptional items cause differences between the amount received from the card networks and the amount funded to counterparties. These balances arising in the settlement process are reflected as settlement assets and obligations on the accompanying consolidated balance sheets. With the exception of merchant reserves, settlement assets or settlement obligations are generally collected and paid within one to four days. As of September 30, 2019, the Company had no remaining settlement assets or settlement obligations. As of September 30, 2018, settlement assets and settlement obligations were both $863.
Inventories
Inventories consist of point-of-sale equipment to be sold to customers and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Inventories were $1,294 and $930 at September 30, 2019 and 2018, respectively, and are included within prepaid expenses and other current assets on the accompanying consolidated balance sheets.

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
Expenditures for maintenance and repairs are expensed when incurred. Expenditures for renewals or betterments are capitalized. Management reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company recognizes impairment when the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value of the asset. There were no impairment charges during the years ended September 30, 2019, 2018 and 2017.
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
Software development costs may become impaired in situations where development efforts are abandoned due to the viability of a planned project becoming doubtful or due to technological obsolescence of a planned software product. Management evaluates the remaining useful lives and carrying values of capitalized software at least annually or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that impairment in value may have occurred. To the extent estimated net realizable values, which are estimated to equal future undiscounted cash flows, exceed the carrying value, no impairment is necessary. If estimated net realizable values are less than the carrying values, an impairment charge is recorded. Impairment charges during the years ended September 30, 2019, 2018 and 2017 were nominal.
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
Acquisitions
Business acquisitions have been recorded using the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. Where relevant, the fair value of material contingent consideration included in an acquisition is calculated using a Monte Carlo simulation. The fair value of merchant relationships and non-compete assets acquired is identified using the Income Approach. The fair value of trade names acquired is identified using the Relief from Royalty Method. The fair value of deferred revenue is identified using the Adjusted Fulfillment Cost Method. After the purchase price has been allocated, goodwill is recorded to the extent the total consideration paid for the acquisition, including the acquisition date fair value of contingent consideration, if any, exceeds the sum of the fair values of the separately identifiable acquired assets and assumed liabilities. Acquisition costs for business combinations are expensed

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
when incurred and recorded in selling general and administrative expenses in the accompanying consolidated statements of operations.
Acquisitions not meeting the accounting criteria to be accounted for as a business combination are accounted for as an asset acquisition. An asset acquisition is recorded at its purchase price, inclusive of acquisition costs, which is allocated among the acquired assets and assumed liabilities based upon their relative fair values at the date of acquisition.
The operating results of an acquisition are included in the consolidated statements of operations from the date of such acquisition. Acquisitions completed during the year ended September 30, 2019 contributed $27,820 and $2,229 of revenue and net loss, respectively, to the results in the Company's consolidated statements of operations for the year then ended.
Goodwill
In accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests goodwill for impairment for each reporting unit on an annual basis in the fourth quarter, or when events or circumstances indicate the fair value of a reporting unit is below its carrying value.
The Company’s goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. The goodwill generated from the business combinations is primarily related to the value placed on the employee workforce and expected synergies. Judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred. Such changes may include, among others, a significant decline in expected future cash flows, a significant adverse change in the business climate, and unforeseen competition. No goodwill impairment charges were recognized during the years ended September 30, 2019, 2018 and 2017.
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
For a discussion of the estimation methodology, the qualitative factors considered when performing a qualitative assessment and the significance of various inputs, please see the subheading below titled “Use of Estimates.”
The Company has determined that it has nine reporting units. For each of the years ended September 30, 2019, 2018 and 2017 the Company performed a quantitative assessment for each of its reporting units. The Company determined that none of the reporting units were impaired and fair values of all of its reporting units substantially exceeded their carrying values at the assessment date.

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
The Company amortizes definite lived identifiable intangible assets using a method that reflects the pattern in which the economic benefits of the intangible asset are expected to be consumed or otherwise utilized. The estimated useful lives of the Company’s customer-related intangible assets approximate the expected distribution of cash flows, whether straight-line or accelerated, generated from each asset. The useful lives of contract-based intangible assets are equal to the terms of the agreement.
During the first quarter of fiscal year 2019, management determined it was appropriate to change the amortization rate of our merchant contract intangible assets to reflect the expected distribution of future cash flows. This change was applied prospectively beginning on October 1, 2018 and resulted in $1,290 in additional amortization expense recorded in the year ended September 30, 2019.
Management evaluates the remaining useful lives and carrying values of long-lived assets, including definite lived intangible assets, at least annually, or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that a change in the useful life or impairment in value may have occurred. There were no impairment charges during the years ended September 30, 2019, 2018 and 2017.
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
The majority of the Company's gross revenue for the years ended September 30, 2019, 2018 and 2017 is derived from volume-based payment processing fees (“discount fees”) and other related fixed transaction or service fees. The remainder is comprised of sales of software licensing subscriptions, ongoing support, and other POS-related solutions the Company provides to its clients directly and through its processing bank relationships.
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
Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred. Advertising expense was $1,443, $765 and $654 for the years ended September 30, 2019, 2018 and 2017, respectively, and is included in selling, general and administrative expenses in the Consolidated Statements of Operations.
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
Equity-based compensation was $6,124 and $1,567 for the years ended September 30, 2019 and 2018, respectively. There was no equity-based compensation for the year ended September 30, 2017.

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
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (Subtopic 350-40). The amendments in ASU No. 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this ASU No. 2018-15 are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. As a public business entity, the Company is an emerging growth company and smaller reporting company and has elected to use the extended transition period provided for such companies. As a result, the Company is not required to adopt this ASU No. 2018-15 until October 1, 2021. Early adoption is permitted, including adoption in an interim period. The Company elected to early adopt this standard using the prospective method as of October 1, 2018. There was no impact on the Company’s consolidated financial statements for the adoption of ASU No. 2018-15.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820). The amendments in ASU No. 2018-13 provide clarification and modify the disclosure requirements on fair value measurement in Topic 820, Fair Value Measurement. The amendments in this ASU No. 2018-13 are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. As a public business entity, the Company is an emerging growth company and smaller reporting company and has elected to use the extended transition period provided for such companies. As a result, the Company will not be required to adopt this ASU No. 2018-13 until October 1, 2021. The Company is currently evaluating the impact of the adoption of this principle on the Company’s consolidated financial statements.
In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (Topic 718). The amendments in ASU No. 2018-07 expand the scope of Topic 718, Compensation—Stock Compensation to include share-based payments issued to nonemployees for goods or services. The amendments in this ASU No. 2018-07 are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. As a public business entity, the Company is an emerging growth company and smaller reporting company and has elected to use the extended transition period provided for such companies. As a result, the Company is not required to adopt this ASU No. 2018-07 until October 1, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of ASU No. 2014-09 (defined below). The Company is electing to early adopt this standard as of October 1, 2019. There will be no impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The amendments in ASU No. 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The amendments in this ASU No. 2016-13 are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As a public

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
business entity, the Company is an emerging growth company and a smaller reporting company and has elected to use the extended transition period provided for such companies. As a result, the Company will not be required to adopt this ASU No. 2016-13 until October 1, 2023. The Company is currently evaluating the impact of the adoption of this principle on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This ASU No. 2016-02 amends the existing guidance by recognizing all leases, including operating leases, with a term longer than twelve months on the balance sheet and disclosing key information about the lease arrangements. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. As a public business entity, the Company is an emerging growth company and smaller reporting company and has elected to use the extended transition period provided for such companies. As a result, the Company will not be required to adopt this ASU No. 2016-02 until October 1, 2021. The update requires modified retrospective transition, with the option to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment and elect various practical expedients. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which narrows aspects of the guidance issued in the amendments in ASU 2016-02, and ASU 2018-11, Leases—Targeted Improvements (Topic 842), by allowing lessees and lessors to recognize and measure existing leases at the beginning of the period of adoption without modifying the comparative period financial statements (which therefore will remain under prior GAAP, Topic 840, Leases). In December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors, which clarifies or simplifies certain narrows aspects of the guidance issued in the amendments in ASU 2016-02 for lessors. Since the Company has not yet adopted ASU 2016-02, the effective date and transition requirements will be the same as the effective date and transition requirements in ASU 2016-02. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the guidance issued in the amendments in ASU 2016-02. The amendments in this ASU No. 2016-02 are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of these principles on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The FASB issued updates and clarifications to ASU 2014-09, including ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Gross versus Net) issued in March 2016, ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing issued in April 2016 and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients issued in May 2016. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard, as amended, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. As an emerging growth company and smaller reporting company, the Company will not be required to adopt this ASU No. 2014-09 until October 1, 2019. The amendment allows companies to use either a full retrospective or a modified retrospective approach, through a cumulative adjustment, to adopt this ASU No. 2014-09.
The Company has performed a review of the requirements of the new revenue standard and has monitored the activity of the FASB and the transition resource group as it relates to specific interpretive guidance. The Company has assessed the effects of the new revenue standard in a multi-phase approach. In the first phase, the team reviewed revenue sources and evaluated revenue populations by type to determine the appropriate portfolios that will result in materially consistent conclusions as if each revenue type was evaluated on a contract-by-contract basis under the new standard, applying the five-step model of the new standard to each contract category and comparing the results to current accounting practices. In the second phase, the Company quantified the potential effects, assessed additional contract categories and principal agent considerations, revised

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
accounting policies and considered the effects on related disclosures and/or internal control over financial reporting. The third phase, which will complete the adoption and implementation of the new revenue standard, includes quantifying the cumulative-effect adjustment (including tax effects).
The new standard will change the timing of certain revenue and expenses to be recognized under various arrangement types. In addition, it could increase the administrative burden on the Company’s operations to properly account for customer contracts and provide the more expansive required disclosures. More judgment and estimates will be required when applying the requirements of the new standard than are required under existing GAAP, such as estimating the amount of variable consideration to include in transaction price and estimating expected periods of benefit for certain costs. Through management's review of individual contracts and historical revenue recognition patters in comparison to the provisions under ASU 2014-09, the Company expects the timing of revenue to be recognized under ASU 2014-09 for each of the Company’s revenue categories, including discount fees, software licensing subscriptions, ongoing support, and other POS-related solutions, will be similar to the timing of revenue recognized under current accounting practices. The Company will evaluate, on an ongoing basis, costs to obtain contracts with customers, as well as certain implementation and set-up costs, and, in some cases, may be required to amortize these costs over longer periods than they were historically amortized. Finally, the new standard requires additional disclosures regarding revenues and related capitalized contract costs, if any.
The Company is adopting the new revenue standard using a modified retrospective basis on October 1, 2019. The Company has calculated that the adoption will result in a $1,821 cumulative increase to retained earnings, due to capitalized costs to obtain contracts with customers being amortized over the expected life of the customer rather than the life of the specific contract.
The Company currently expects the most significant ongoing impact of adopting the new revenue standard in fiscal year 2020 to be driven by changes in principal versus agent considerations, with the majority of the change overall in total net revenue attributable to reflecting the Company's interchange and network fees on a net basis prospectively, as opposed to its gross presentation of $242,867 in the year ended September 30, 2019. The Company does not expect the adoption of the new revenue standard to have a material impact on net income. The Company will include additional disclosures of the amount by which each consolidated financial statement line item is affected during fiscal year 2020, as compared to the guidance that was in effect before the change, and an explanation of the reasons for any significant changes.

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
No single merchant accounted for more than 1.0% of the Company's revenue during the years ended September 30, 2019, 2018 and 2017. The Company believes that the loss of any single merchant would not have a material adverse effect on the Company's financial condition or results of operations.
The Company uses third party payment processors, three of which facilitate more than 10% of our processing revenues for the years ended September 30, 2019, 2018, and 2017.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
4. ACQUISITIONS
During the years ended September 30, 2019, 2018 and 2017 the Company acquired the following intangible assets and businesses:
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
During the years ended September 30, 2019, 2018 and 2017, the Company purchased $3,585, $1,567 and $476, respectively, in residual buyouts using a combination of cash on hand and borrowings on the Company's revolving credit facility. The acquired residual buyout intangible assets have weighted average estimated amortization periods of seven and two years, respectively.
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
Referral Agreements
From time to time, the Company enters into referral agreements with agent banks or other organizations (“referral partner”). Under these agreements, the referral partner exclusively refers its customers to the Company for credit card processing services. Total consideration paid for these agreements in the years ended September 30, 2019 and 2018 was $0 and $815, respectively, all of which was settled with cash on hand. Because the Company pays an up-front fee to compensate the referral partner, the amount is treated as an asset acquisition in which the Company has acquired an intangible stream of referrals. This asset is amortized over a straight-line period. The weighted-average amortization period for all intangibles acquired is five years.
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
Other 2017 Business Combinations
The Company completed the acquisitions of other businesses to expand the Company’s merchant base and to provide additional service to the Company’s customers. Total purchase consideration for the other acquisitions was $6,396, including $5,175 in cash and revolving credit facility proceeds and $1,221 of contingent cash consideration.
The goodwill associated with the acquisitions of the other businesses is tax-deductible. The weighted-average amortization period for all intangibles acquired is fifteen years. Acquisition-related costs for the other businesses amounted to approximately $184 and were expensed as incurred.
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

2018 Business Combinations
During the year ended September 30, 2018, the Company completed the acquisitions of businesses, including San Diego Cash Register Company, Inc., and additional unrelated businesses which were considered individually immaterial but collectively material.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
Purchase of San Diego Cash Register Company, Inc.
On October 31, 2017, the Company closed an agreement to purchase all of the outstanding stock of San Diego Cash Register Company, Inc. (“SDCR, Inc.”). The acquisition was completed to expand the Company's revenue within the integrated POS market. Total purchase consideration was $20,834, which includes $104 of common units in i3 Verticals, LLC issued to the seller. The acquisition was funded using $20,000 in proceeds from the issuance of long-term debt from the 2017 Senior Secured Credit Facility (as defined in Note 9) and $730 of contingent cash consideration.
The goodwill associated with the acquisition is not deductible for tax purposes. The acquired merchant relationships intangible asset has an estimated amortization period of twelve years. The non-compete agreement and trade name have amortization periods of two and five years, respectively. The weighted-average amortization period for all intangibles acquired is eleven years.
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
Other 2018 Business Combinations
The Company completed the acquisitions of the other businesses to expand the Company's merchant base. Total purchase consideration for the other acquisitions was $15,604, including $13,700 in cash and revolving credit facility proceeds, $550 of restricted Class A common stock and $1,354 of contingent cash consideration.
The goodwill associated with the acquisitions of the other businesses is deductible for tax purposes. The acquired merchant relationships intangible assets have estimated amortization periods of between twelve and 15 years. The exclusivity agreement acquired has an estimated amortization period of ten years. The non-compete agreements and trade name have weighted-average amortization periods of five years. The weighted-average amortization period for all intangibles acquired is twelve years.
Acquisition-related costs for the other businesses amounted to approximately $233 and were expensed as incurred.
Certain provisions in the purchase agreements for the other businesses provide for additional consideration of up to $11,800, in the aggregate, to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreements, through no later than January 2020. The Company determined the acquisition date fair values of the liabilities for the contingent consideration based on discounted cash flow analyses. In each subsequent reporting period, the Company will reassess its current estimates of performance relative to the targets and adjust the contingent liabilities to their fair values through earnings. See additional disclosures in Note 11.

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

2019 Business Combinations
During the year ended September 30, 2019, the Company completed the acquisitions of unrelated businesses, including Pace Payment Systems, Inc.
Purchase of Pace Payment Systems, Inc.
On May 31, 2019, i3-Holdings Sub, Inc. acquired all of the stock of Pace Payment Systems, Inc. (“Pace”) via a reverse triangular merger involving Pace and a special acquisition subsidiary of i3-Holdings Sub, Inc. The Company acquired Pace to expand its software offerings, primarily in the public sector and education verticals. The total purchase consideration was $56,053, including $52,492 in cash consideration, funded by proceeds from the Company's revolving credit facility, $3,336 of contingent consideration and $225 of restricted shares of Class A common stock in i3 Verticals. Certain of the purchase price allocations assigned for this acquisition are preliminary.
The goodwill associated with the acquisition is not deductible for tax purposes. The acquired merchant relationships intangible asset has an estimated amortization period of fifteen years. The non-compete agreement and trade name have estimated amortization periods of three and five years, respectively. The weighted-average estimated amortization period of all intangibles acquired is fifteen years. The acquired capitalized software has an estimated amortization period of seven years. The acquisition also included deferred tax assets related to net

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
operating losses and Section 163(j) carryforwards and deferred tax liabilities related to intangibles, which are presented as a total net deferred tax asset as of September 30, 2019.
Acquisition-related costs for Pace amounted to approximately $444 and were expensed as incurred.
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
Other 2019 Business Combinations
The Company completed the acquisitions of other businesses to expand the Company’s software offerings in the public sector vertical market, provide technology that enhances the Company’s Burton Platform and expand the Company's merchant base. Total purchase consideration was $98,770, including $89,074 in revolving credit facility proceeds and $9,696 of contingent consideration. Certain of the purchase price allocations assigned for these acquisitions are preliminary.
For some of these business acquired, the goodwill associated with the acquisitions is deductible for tax purposes, and goodwill associated with the acquisitions of others of the businesses is not deductible for tax purposes. The acquired merchant relationships intangible assets have estimated amortization periods of between thirteen and twenty years. The non-compete agreement and trade names have weighted-average amortization periods of three and five years, respectively. The weighted-average amortization period for all intangibles acquired is sixteen years. The acquired capitalized software has an estimated amortization period of six years.
Acquisition-related costs for these businesses amounted to approximately $1,179 and were expensed as incurred.
Certain provisions in the purchase agreements provide for additional consideration of up to $34,900, in the aggregate, to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreements, through no later than September 2021. The Company determined the acquisition date fair values of the liabilities for the contingent consideration based on probability forecasts and discounted cash flow analyses. In each subsequent reporting period, the Company will reassess its current estimates of performance relative to the targets and adjust the contingent liabilities to their fair values through earnings. See additional disclosures in Note 11.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
Summary of 2019 Business Combinations
The fair values assigned to certain assets and liabilities assumed, as of the acquisition dates, during the year ended September 30, 2019 were as follows:

	Pace	Other	Total
Cash and cash equivalents	$108	$4,453	$4,561
Accounts receivable	545	4,732	5,277
Settlement assets	—	18	18
Related party receivable	—	—	—
Inventories	45	61	106
Prepaid expenses and other current assets	59	505	564
Property and equipment	527	1,929	2,456
Capitalized software	3,400	9,440	12,840
Acquired merchant relationships	13,400	34,480	47,880
Exclusivity Agreements	—	—	—
Non-compete agreements	60	150	210
Trade name	500	1,540	2,040
Goodwill	36,522	47,777	84,299
Other assets	1,689	2	1,691
Total assets acquired	56,855	105,087	161,942

Accounts payable	722	369	1,091
Accrued expenses and other current liabilities	56	2,108	2,164
Settlement obligations	—	18	18
Deferred revenue, current	24	2,698	2,722
Other long-term liabilities	—	1,124	1,124
Net assets acquired	$56,053	$98,770	$154,823
Pro Forma Results of Operations for 2019 Business Combinations
The following unaudited supplemental pro forma results of operations have been prepared as though each of the acquired businesses in the year ended September 30, 2019 had occurred on October 1, 2017. Pro forma adjustments were made to reflect the impact of depreciation and amortization, changes to executive compensation and the revised debt load, all in accordance with ASC 805. This supplemental pro forma information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made on these dates, or of results of operations that may occur in the future.

	Year ended September 30,
	2019	2018
Revenue	$418,815	$394,373
Net income (loss)	$(4,483)	$(16,166)

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
5. PROPERTY AND EQUIPMENT, NET
A summary of the Company's property and equipment as of September 30, 2019 and 2018 is as follows:

	Estimated Useful Life	2019	2018
Computer equipment and software	2 to 7 years	$1,990	$636
Furniture and fixtures	2 to 7 years	1,639	1,299
Terminals	2 to 3 years	429	588
Office equipment	2 to 5 years	940	107
Automobiles	3 years	307	114
Leasehold improvements	2 to 7 years	1,665	1,506
Accumulated depreciation		(1,944)	(1,292)
Property and equipment, net		$5,026	$2,958
Depreciation expense for the years ended September 30, 2019, 2018 and 2017 amounted to $1,195, $802 and $875, respectively.

6. CAPITALIZED SOFTWARE, NET
A summary of the Company's capitalized software as of September 30, 2019 and 2018 is as follows:

	Estimated Useful Life	2019	2018
Software development costs	1 to 7 years	$20,347	$6,021
Development in progress		833	389
Accumulated amortization		(5,726)	(3,038)
Capitalized software, net		$15,454	$3,372
The Company capitalized software development costs (including acquisitions) totaling $15,067 and $1,292 during the years ended September 30, 2019 and 2018, respectively. Amortization expense for capitalized software development costs amounted to $2,977, $1,696 and $1,541 during the years ended September 30, 2019, 2018 and 2017, respectively.

7. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill are as follows:

	Merchant Services	Proprietary Software and Payments	Other	Total
Balance at September 30, 2017 (net of accumulated impairment losses of $11,458, $0 and $0, respectively)	$49,173	$9,344	$—	$58,517
Goodwill attributable to acquisition activity during the year ended September 30, 2018	20,493	4,944	—	25,437
Balance at September 30, 2018	69,666	14,288	—	83,954
Goodwill attributable to acquisition activity during the year ended September 30, 2019	38,806	45,524	—	84,330
Balance at September 30, 2019	$108,472	$59,812	$—	$168,284

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
Intangible assets consisted of the following as of September 30, 2019:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Merchant relationships	$142,671	$(43,579)	$99,092	12 to 20 years – accelerated or straight-line
Non-compete agreements	1,770	(619)	1,151	2 to 5 years – straight-line
Website development costs	77	(22)	55	3 years – straight-line
Trade names	4,292	(1,307)	2,985	3 to 7 years – straight-line
Residual buyouts	5,346	(1,882)	3,464	2 to 8 years – straight-line
Referral and exclusivity agreements	900	(264)	636	5 to 10 years – straight-line
Total finite-lived intangible assets	155,056	(47,673)	107,383

Indefinite-lived intangible assets:
Trademarks	36	—	36
Total identifiable intangible assets	$155,092	$(47,673)	$107,419

Intangible assets consisted of the following as of September 30, 2018:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Merchant relationships	$94,791	$(34,086)	$60,705	15 years – accelerated or straight-line
Non-compete agreements	1,890	(561)	1,329	2 to 5 years – straight-line
Website development costs	18	(14)	4	3 years – straight-line
Trade names	3,717	(1,850)	1,867	2 to 5 years – straight-line
Residual buyouts	2,043	(773)	1,270	2 years – straight-line
Referral and exclusivity agreements	915	(99)	816	1 to 10 years – straight-line
Total finite-lived intangible assets	103,374	(37,383)	65,991

Indefinite-lived intangible assets:
Trademarks	32	—	32
Total identifiable intangible assets	103,406	(37,383)	66,023

Amortization expense for intangible assets amounted to $12,394, $9,341 and $7,669 during the years ended September 30, 2019, 2018 and 2017, respectively.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
Based on gross carrying amounts at September 30, 2019, the Company's estimate of future amortization expense for intangible assets are presented in this table as follows for each fiscal year ending September 30:

2020	$12,098
2021	10,546
2022	9,401
2023	8,355
2024	7,766
Thereafter	59,217
$107,383

8. ACCRUED EXPENSES AND OTHER LIABILITIES
A summary of the Company's accrued expenses and other current liabilities as of September 30, 2019 and 2018 is as follows:

	2019	2018
Accrued wages, bonuses, commissions and vacation	$4,256	$1,975
Accrued interest	254	75
Accrued contingent consideration --- current portion	10,223	3,813
Tax receivable agreement liability --- current portion	24	25
Accrued tax liabilities	50	836
Customer deposits	1,968	1,333
Other current liabilities	4,785	3,481
Accrued expenses and other current liabilities	$21,560	$11,538

A summary of the Company's long-term liabilities as of September 30, 2019 and 2018 is as follows:

	2019	2018
Accrued contingent consideration --- long-term portion	$8,003	$2,186
Deferred tax liability --- long-term	516	1,100
Other long-term liabilities	605	649
Total other long-term liabilities	$9,124	$3,935

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
9. LONG-TERM DEBT, NET
A summary of long-term debt, net as of September 30, 2019 and September 30, 2018 is as follows:

	Maturity	2019	2018
Term loans to bank under the 2017 Senior Secured Credit Facility	October 30, 2022	$—	$35,000
Revolving lines of credit to banks under the 2017 Senior Secured Credit Facility	October 30, 2022	—	3,250
Revolving lines of credit to banks under the Senior Secured Credit Facility	May 9, 2024	141,144	—
Debt issuance costs, net		(1,846)	(1,474)
Total long-term debt, net of issuance costs		139,298	36,776
Less current portion of long-term debt		—	(5,000)
Long-term debt, less current portion		$139,298	$31,776
Senior Secured Credit Facility
On May 9, 2019, the Company replaced its existing 2017 Senior Secured Credit Facility (defined below) with a new credit agreement (the “Senior Secured Credit Facility”). The Company concluded that the replacement of the 2017 Senior Secured Credit Facility should be accounted for as a debt modification based on the guidance in ASC 470-50. In connection with the replacement of the 2017 Senior Secured Credit Facility, the Company recorded a debt extinguishment charge of $152 for the write-off of deferred financing costs, which was recorded in interest expense in the consolidated statements of operations. The Senior Secured Credit Facility consists of a $300,000 revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to $50,000 in the aggregate (subject to the receipt of additional commitments for any such incremental loan amounts). The Senior Secured Credit Facility accrues interest at LIBOR (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) plus an applicable margin of 2.25% to 3.25% (3.25% as of September 30, 2019), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%), plus an applicable margin of 0.25% to 1.25% (1.25% as of September 30, 2019), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires the Company to pay unused commitment fees of 0.15% to 0.30% (0.30% as of September 30, 2019) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The maturity date of the Senior Secured Credit Facility is May 9, 2024. As of September 30, 2019, there was $158,856 available for borrowing under the revolving credit facility.
The Senior Secured Credit Facility is secured by substantially all assets of the Company. The lenders under the Senior Secured Credit Facility hold senior rights to collateral and principal repayment over all other creditors.
The provisions of the Senior Secured Credit Facility place certain restrictions and limitations upon the Company. These include, among others, restrictions on liens, investments, indebtedness, fundamental changes and dispositions; maintenance of certain financial ratios; and certain non-financial covenants pertaining to the activities of the Company during the period covered. The Company was in compliance with such covenants as of September 30, 2019. In addition, the Senior Secured Credit Facility restricts the Company's ability to make dividends or other distributions to the holders of the Company's equity. The Company is permitted to (i) make cash distributions to the holders of the Company's equity in order to pay taxes incurred by owners of equity in i3 Verticals, LLC, by reason of such ownership, (ii) move intercompany cash between subsidiaries that are joined to the Senior Secured Credit Facility, (iii) repurchase equity from employees, directors, officers or consultants in an aggregate amount not to exceed $3,000 per year, (iv) make certain payments in connection with the Tax Receivable Agreement, and (v) make other dividends or distributions in an aggregate amount not to exceed 5% of

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
the net cash proceeds received from any additional common equity issuance. The Company is also permitted to make non-cash dividends in the form of additional equity issuances. Each subsidiary may make ratable distributions to persons that own equity interests in such subsidiary. All other forms of dividends or distributions are prohibited under the Senior Secured Credit Facility.
2017 Senior Secured Credit Facility
On October 30, 2017, the Company replaced its then-existing credit facility with the 2017 Senior Secured Credit Facility (the “2017 Senior Secured Credit Facility”). The 2017 Senior Secured Credit Facility consisted of term loans in the original principal amount of $40,000 and a $110,000 revolving line of credit. The 2017 Senior Secured Credit Facility accrued interest, payable monthly, at the prime rate plus a margin of 0.50% to 2.00% or at the 30-day LIBOR rate plus a margin of 2.75% to 4.00%, in each case depending on the ratio of consolidated debt-to-EBITDA, as defined in the agreement. Additionally, the 2017 Senior Secured Credit Facility required the Company to pay unused commitment fees of up to 0.15% to 0.30% on any undrawn amounts under the revolving line of credit. The maturity date of the 2017 Senior Secured Credit Facility is October 30, 2022. Principal payments of $1,250 were due on the last day of each calendar quarter until the maturity date, when all outstanding principal and accrued and unpaid interest were due.
The 2017 Senior Secured Credit Facility was secured by substantially all assets of the Company. The lenders under the 2017 Senior Secured Credit Facility held senior rights to collateral and principal repayment over all other creditors.
As previously mentioned, on May 9, 2019, the Company replaced its existing 2017 Senior Secured Credit Facility with the Senior Secured Credit Facility.
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
In connection with the issuance of the Junior Subordinated Notes, the Company granted detachable warrants (“Junior Subordinated Notes Warrants”) to purchase 1,433,920 common units in i3 Verticals, LLC. Management determined that the warrants had no material value as of the grant date, and none of the proceeds from the notes was attributed to the warrants. The warrants were accounted for as equity. See additional disclosures in Note 13.
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
Debt issuance costs
During the years ended September 30, 2019 and 2018, the Company incurred debt issuance costs totaling $1,245 and $1,170, respectively, in connection with the issuance of long-term debt. The debt issuance costs are being amortized over the related term of the debt using the straight-line method, which is not materially different than the effective interest rate method, and are presented net against long-term debt in the consolidated balance sheets. The amortization of deferred debt issuance costs is included in interest expense and amounted to approximately $721, $1,072 and $453 during the years ended September 30, 2019, 2018 and 2017, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
As of September 30, 2019 and 2018, the Company had accrued no interest and no penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

	Year ended September 30,
	2019	2018	2017
Current:
Federal tax expense	$220	$668	$—
State tax expense	189	351	121
Deferred
Federal tax (benefit)	(487)	(685)	—
State tax expense (benefit)	(99)	3	56
Income tax expense	$(177)	$337	$177

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
A reconciliation of income tax expense from operations computed at the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended September 30,
	2019		2018		2017
Expected U.S. federal income taxes at statutory rate	$81	21.0%	$(1,139)	24.6%	$370	34.3%
Partnership income not taxed at federal level	(1,007)	(260.9)%	294	(6.4)%	(1,352)	(125.3)%
Valuation allowance	251	65.0%	965	(20.9)%	914	84.7%
State and local income taxes, net of federal benefit	104	26.9%	295	(6.4)%	177	16.4%
Nondeductible expenses	393	101.8%	398	(8.6)%	67	6.2%
Federal tax rate change	—	—%	(471)	10.2%	—	—%
Other	1	0.3%	(5)	0.1%	1	0.1%
Income tax (benefit) expense	$(177)	(45.9)%	$337	(7.3)%	$177	16.4%

Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities. Net deferred taxes spanning multiple jurisdictions as of September 30, 2019 and 2018 were as follows:

	September 30,
	2019	2018 (revised)
Deferred tax assets:
Investment in partnership(1)	$40,880	$14,443
Stock-based compensation	811	186
Tax Receivable Agreement	—	193
Deferred revenue	564	571
Accrued expenses	110	29
Net operating loss carryforwards(1)	6,360	1,775
Section 163j carryforward	2,006	—
Other	42	33
Gross deferred tax assets	50,773	17,230
Valuation allowance(1)	(16,609)	(15,517)

Deferred tax liabilities:
Intangible assets	$(6,257)	$(1,656)
Other	(285)	(5)
Net deferred tax asset	$27,622	$52

_________________
1.During the preparation of the Company’s 2019 financial statements, management determined that immaterial adjustments were necessary to correct certain 2018 amounts in the table above as follows. The deferred tax asset related to the Company’s investment in partnership was decreased by $7,515 with an equal decrease in the valuation allowance. Additionally, the amount associated with net operating loss carryforwards was increased by $1,672 with a corresponding increase in the valuation allowance. These adjustments had no effect on the Company’s consolidated financial position, results of operations or cash flows for any period presented herein.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
Federal and state net operating loss carryforwards for the Company were $70,970 as of September 30, 2019 and will begin to expire in 2024. The net operating loss carryforwards are included in Other assets within the Consolidated Balance Sheets. The use of these federal and state net operating losses is limited to the future taxable income of separate legal entities. Based on expectations of future taxable income, management believes that it is more likely than not that the results of operations for certain separate legal entities will not generate sufficient taxable income to realize portions of these net operating loss benefits. As a result, a valuation allowance has been provided for the loss carryforwards for these specific legal entities.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. The legislation contains several key tax provisions, including the reduction of the federal corporate income tax rate to 21% effective January 1, 2018, as well as a variety of other changes, including limitation of the tax deductibility of interest expense, acceleration of expensing of certain business assets and reductions in the amount of executive pay that could qualify as a tax deduction. The SEC staff issued Staff Accounting Bulletin No. 118, which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year after the enactment date. As of December 22, 2018, the Company completed its accounting for all of the enactment-date income tax effects of the Tax Cuts and Jobs Act. The Company made no material adjustments to the provisional amounts recorded.
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
During the year ended September 30, 2019, the Company acquired an aggregate of 4,292,169 common units of i3 Verticals, LLC in connection with the redemption of common units, which resulted in an increase in the tax basis of our investment in i3 Verticals, LLC subject to the provisions of the Tax Receivable Agreement. Primarily as a result of these exchanges, during the year ended September 30, 2019, the Company recognized an increase to its net deferred tax assets in the amount of $25,776, and corresponding Tax Receivable Agreement liabilities of $22,413, representing 85% of the tax benefits due to the Continuing Equity Owners. The results of these transactions brought the deferred tax asset and corresponding Tax Receivable Agreement liability balances to $26,736 and $23,229, respectively, as of September 30, 2019.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
Payments to the Continuing Equity Owners related to exchanges through September 30, 2019 will range from $0 to $2,103 per year and are expected to be paid over the next 24 years. The amounts recorded as of September 30, 2019, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

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
The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, settlement assets and obligations, accounts receivable, other assets, accounts payable, and accrued expenses, approximated their fair values as of September 30, 2019 and 2018, because of the relatively short maturity dates on these instruments. The carrying amount of debt approximates fair value as of September 30, 2019 and 2018, because interest rates on these instruments approximate market interest rates.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
The Company has no Level 1 or Level 2 financial instruments. The following tables present the changes in the Company's Level 3 financial instruments that are measured at fair value on a recurring basis.

	Mezzanine Warrants	Accrued Contingent Consideration
Balance at September 30, 2017	$767	$3,340
Exercise of warrant liabilities into Common Units	8,487	—
Change in the fair value of warrant liabilities, included in Other expenses	(9,254)	—
Contingent consideration accrued at time of business combination	—	1,877
Change in fair value of contingent consideration included in Operating expenses	—	3,851
Contingent consideration paid	—	(3,069)
Balance at September 30, 2018	$—	$5,999

Contingent consideration accrued at time of business combination	—	13,032
Change in fair value of contingent consideration included in Operating expenses	—	3,389
Contingent consideration paid	—	(4,194)
Balance at September 30, 2019	$—	$18,226
Approximately $10,223 and $3,813 of contingent consideration was recorded in accrued expenses and other current liabilities as of September 30, 2019 and 2018, respectively. Approximately $8,003 and $2,186 of contingent consideration was recorded in other long-term liabilities as of September 30, 2019 and 2018, respectively.

12. EQUITY-BASED COMPENSATION
A summary of equity-based compensation expense recognized during the years ended September 30, 2019, 2018 and 2017 is as follows:

	Year ended September 30,
	2019	2018	2017
TRA non-participation compensatory shares	$—	$741	$—
Stock options	6,124	826	—
Equity-based compensation expense	$6,124	$1,567	$—
Amounts are included in general and administrative expense on the consolidated statements of operations. Income tax benefits of 160 were recognized related to equity-based compensation during the year ended September 30, 2019. No income tax benefits were recognized related to equity-based compensation during the years ended September 30, 2018, and 2017.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
Stock Options
In May 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) under which the Company may grant up to 3,500,000 stock options and other equity-based awards to employees, directors and officers. The number of shares of Class A common stock available for issuance under the 2018 Plan includes an annual increase on the first day of each year, beginning with the 2019 calendar year, equal to 4.0% of the outstanding shares of all classes of the Company's common stock as of the last day of the immediately preceding calendar year, unless the Company’s board of directors determines prior to the last trading day of December of the immediately preceding calendar year that the increase shall be less than 4%. As of September 30, 2019, there were 4,552,873 options available to grant under the 2018 Plan.
In connection with the IPO, the Company granted 2,045,000 stock options to its directors and certain employees. The stock options were granted with an exercise price of $13.00 per share and vest ratably over a three-year period.
The fair value of stock option awards during the year ended September 30, 2019 and from June 20, 2018 through September 30, 2018 was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	September 30, 2019	September 30, 2018
Expected volatility(1)	26.7%	26.2%
Expected dividend yield(2)	—%	—%
Expected term(3)	6 years	6 years
Risk-free interest rate(4)	2.5%	2.8%
_________________
1.Expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.
2.The Company has assumed a dividend yield of zero as management has no plans to declare dividends in the foreseeable future.
3.Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.
4.The risk-free rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.

A summary of stock option activity for the year ended September 30, 2019 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	2,138,500	$13.13
Granted	2,432,916	22.50
Exercised	(89,974)	13.06
Forfeited	(240,747)	16.20
Outstanding at end of period	4,240,695	$18.33
The weighted-average grant date fair value of stock options granted during the year ended September 30, 2019 was $7.06. As of September 30, 2019, there were 4,240,695 stock options outstanding, of which 611,592 were exercisable. As of September 30, 2019, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $17,770, which is expected to be recognized over a weighted-average period of 2.3 years. The Company's policy is to account for forfeitures of stock-based compensation awards as the occur. The total fair value of stock options that vested during the year ended September 30, 2019 was $2,925.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
14. COMMITMENTS AND CONTINGENCIES
Leases
The Company utilizes office space and equipment under operating leases. Rent expense under these leases amounted to $2,302, $1,555 and $997 during the years ended September 30, 2019, 2018 and 2017, respectively.
A summary of approximate future minimum payments under these leases as of September 30, 2019 is as follows:

Years ending September 30:
2020	$2,581
2021	2,150
2022	1,900
2023	1,721
2024	1,205
Thereafter	940
Total	$10,497
Minimum Processing Commitments
The Company has non-exclusive agreements with several processors to provide it services related to transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Certain of these agreements require the Company to submit a minimum monthly number of transactions for processing. If the Company submits a number of transactions that is lower than the minimum, it is required to pay to the processor the fees it would have received if it had submitted the required minimum number of transactions. As of September 30, 2019, such minimum fee commitments were as follows:

Years ending September 30:
2020	$3,733
2021	1,457
2022	2,046
2023	2,646
2024	243
Thereafter	—
Total	$10,125
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
In addition, the Company is involved in ordinary course legal proceedings, which include all claims, lawsuits, investigations and proceedings, including unasserted claims, which are probable of being asserted, arising in the ordinary course of business and otherwise not described below. The Company has considered all such ordinary course legal proceedings in formulating its disclosures and assessments. After taking into consideration the evaluation of such legal matters by the Company's legal counsel, the Company's management believes at this time such matters will not have a material impact on the Company's consolidated balance sheet, results of operations or cash flows.
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

15. RELATED PARTY TRANSACTIONS
Related parties held $6,158 of the Company’s Junior Subordinated Notes as of September 30, 2017. As described Note 9, in connection with the Company's IPO and as part of the Reorganization Transactions, $924 of the Junior Subordinated Notes held by related parties was converted to newly issued shares of the Company's Class A common stock. Also in June 2018, the remaining $5,234 of the Junior Subordinated Notes held by related parties were repaid with proceeds from the Company's IPO. Interest expense to related parties for the Company’s Junior Subordinated Notes amounted to $457 and $632 during the years ended September 30, 2018 and 2017, respectively.
All lenders party to the Company’s Mezzanine Notes are considered related parties, through their ownership interest in the Company and affiliated director relationships. Outstanding Mezzanine Notes payable to related parties amounted to $10,500 as of September 30, 2017. In June 2018, the Mezzanine Notes were repaid in full with proceeds from the Company's IPO. Interest expense to related parties for the Company’s Mezzanine Notes amounted to $952 and $1,282 during the years ended September 30, 2018 and 2017, respectively.
In April, 2016, the Company entered into a purchase agreement to purchase certain assets of Axia, LLC. On April 29, 2016, the Company entered into a Processing Services Agreement (the “Axia Tech Agreement”) with Axia Technologies, LLC (“Axia Tech”), an entity controlled by the previous owner of Axia, LLC. Under the Axia Tech Agreement, the Company agreed to provide processing services for certain merchants as designated by Axia Tech from time to time. In accordance with ASC 605-45, revenue from the processing services is recognized net of interchange, residual expense and other fees. The Company earned net revenues related to the Axia Tech Agreement of $81, $53 and $27 during the years ended September 30, 2019, 2018 and 2017 respectively. i3 Verticals, LLC, the Company's CEO and Clay Whitson, the Company's CFO, own 2.0%, 10.6% and 0.4%, respectively, of the outstanding equity of Axia Tech.
In connection with our IPO, we entered into a Tax Receivable Agreement with certain non-controlling interest holders that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that it actually realizes, or in some circumstances, is deemed to realize in its tax reporting, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of Common Units of i3 Verticals, LLC for Class A common stock of i3 Verticals, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. See Note 10 for further information. As of September 30, 2019, the total amount due under the Tax Receivable Agreement was $23,229.

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
The Proprietary Software and Payments segment delivers embedded payment solutions to the Company's clients through company-owned software. Payments are delivered through both the payment facilitator model and the traditional merchant processing model. The Company's Proprietary Software and Payments clients are primarily in the education, property management and public sector markets.
The Other category includes corporate overhead expenses, when presenting reportable segment information.
The Company primarily uses processing margin to measure operating performance. The following is a summary of reportable segment operating performance for the years ended September 30, 2019, 2018 and 2017.

	As of and for the Year ended September 30, 2019
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$336,800	$39,507	$—	$376,307

Operating expenses
Interchange and network fees	236,170	6,697	—	242,867
Other costs of services	41,309	2,928	—	44,237
Selling general and administrative	25,150	19,184	18,526	62,860
Depreciation and amortization	11,788	4,223	553	16,564
Change in fair value of contingent consideration	51	3,338	—	3,389
Income (loss) from operations	$22,332	$3,137	$(19,079)	$6,390

Processing margin(1)	$76,343	$30,523	$—	$106,866
Total assets	$203,326	$112,514	$33,462	$349,302
Goodwill	$108,472	$59,812	$—	$168,284
__________________________
1.Processing margin is equal to revenue less interchange and network fees, less other costs of services, $17,022, $641 and $0 of residual expense, a component of other costs of services, are added back to the Merchant Services segment, Proprietary Software and Payments segment, and Other category, respectively.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)

	As of and for the Year ended September 30, 2018
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$302,929	$20,582	$(3)	$323,508

Operating expenses
Interchange and network fees	209,695	4,848	—	214,543
Other costs of services	38,399	1,916	(1)	40,314
Selling general and administrative	23,291	7,602	9,692	40,585
Depreciation and amortization	9,535	2,097	207	11,839
Change in fair value of contingent consideration	1,772	2,094	—	3,866
Income (loss) from operations	$20,237	$2,025	$(9,901)	$12,361

Processing margin(1)	$68,811	$14,371	$(2)	$83,180
Total assets	$141,977	$28,339	$4,826	$175,142
Goodwill	$69,666	$14,288	$—	$83,954
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
As of September 30, 2019, and 2018, respectively, i3 Verticals, Inc. owned 14,444,115 and 9,112,042 of i3 Verticals, LLC's Common Units, representing a 52.8% and 34.6% economic ownership interest in i3 Verticals, LLC.

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
Prior to the IPO, the i3 Verticals, LLC membership structure included Class A units, common units and Class P units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO using the two-class method and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information for the year ended September 30, 2018 represents only the period from June 25, 2018 through September 30, 2018.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Year ended September 30,
	2019	2018
Basic net (loss) income per share:
Numerator
Net income(1)	$563	$2,673
Less: Net income attributable to non-controlling interests	3,608	1,937
Net (loss) income attributable to Class A common stockholders	$(3,045)	$736
Denominator
Weighted average shares of Class A common stock outstanding(2)	10,490,981	8,812,630
Basic net (loss) income per share(3)	$(0.29)	$0.08

Dilutive net (loss) income per share(3):
Numerator
Net (loss) income attributable to Class A common stockholders		$736
Reallocation of net income assuming conversion of common units(4)		1,464
Net income attributable to Class A common stockholders - diluted		$2,200
Denominator
Weighted average shares of Class A common stock outstanding(2)		8,812,630
Weighted average effect of dilutive securities		18,061,248
Weighted average shares of Class A common stock outstanding - diluted		26,873,878
Diluted net income per share		$0.08
____________________
1.Basic and diluted earnings per Class A common stock is presented only for the period after the Company’s Reorganization Transactions. As such, net income used in the calculation for the year ended September 30, 2018 represents the net income attributable to Class A common stockholders for the period from June 25, 2018 through September 30, 2018.
2.Excludes 282,801 and 299,412 restricted Class A common stock units for the years ended September 30, 2019 and 2018, respectively.
3.For the year ended September 30, 2019, all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted earnings per share of Class A common stock:
a.15,856,855 shares of weighted average Class B common stock for the year ended September 30, 2019, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive,
b.626,500 stock options for the year ended September 30, 2019, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.1,009,858 shares for the year ended September 30, 2019, resulting from estimated stock option exercises as calculated by the treasury stock method, and 282,801 restricted Class A common units for the year ended September 30, 2019 were excluded because the effect of including them would have been anti-dilutive.
4.The reallocation of net income assuming conversion of common units represents the tax effected net income attributable to non-controlling interest using the effective income tax rates described in Note 10 above and assuming all common units of i3 Verticals, LLC were exchanged for Class A common stock at the beginning of the year. The common units of i3 Verticals, LLC held by the Continuing Equity Owners are potentially dilutive securities, and the computations of pro forma diluted net income per share assume that all common units of i3 Verticals, LLC were exchanged for shares of Class A common stock at the beginning of the year.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
19. SIGNIFICANT NON-CASH TRANSACTIONS
The Company engaged in the following significant non-cash investing and financing activities during the years ended September 30, 2019, 2018, and 2017:

	Year ended September 30,
	2019	2018	2017
Exchange of Junior Subordinated Notes for Class A Units	$—	$—	$500
Common Units issued as part of acquisitions' purchase consideration (Note 4)	$—	$104	$275
Restricted Class A common stock issued as part of acquisitions' purchase consideration (Note 4)	$225	$550	$—
Acquisition date fair value of contingent consideration in connection with business combinations	$13,032	$2,084	$1,221
Replacement of the 2016 Senior Secured Credit Facility with the 2017 Senior Secured Credit Facility	$—	$87,525	$—
Replacement of the 2017 Senior Secured Credit Facility with the Senior Secured Credit Facility	$100,229	$—	$—
Mezzanine Notes net settled with Mezzanine Warrant exercises	$—	$14	$—
Unsecured notes payable to related and unrelated creditors net settled with Junior Subordinated Notes Warrants	$—	$2,565	$—
Settlement of warrant liability with equity as a result of Mezzanine Warrant exercise	$—	$9,253	$—
Preferred return on Redeemable Class A Units	$—	$552	$701
Preferred return on Class A Units	$—	$2,522	$2,223
Debt issuance costs financed with proceeds from the 2017 Senior Secured Credit Facility	$—	$904	$—
Debt issuance costs and accrued interest financed with proceeds from the 2019 Senior Secured Credit Facility	$1,271	$—	$—
Conversion of notes payable to related and unrelated creditors to Class A common stock	$—	$8,054	$—

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
20. QUARTERLY INFORMATION (UNAUDITED)
The tables below present summarized unaudited quarterly results of operations for the years ended September 30, 2019 and 2018. Management believes that all necessary adjustments have been included in the amounts stated below for a fair presentation of the results of operations for the periods presented when read in conjunction with the consolidated financial statements for the years ended September 30, 2019 and 2018. Results of operations for a particular quarter are not necessarily indicative of results of operations for an annual period and are not predictive of future periods.

	Quarter ended
	December 31,	March 31,	June 30,	September 30,
Fiscal Year 2018:
Revenue	$77,221	$77,698	$84,536	$84,053
Income from operations	$3,347	$2,596	$2,923	$3,495
(Loss) income before income taxes	$(721)	$(6,586)	$37	$2,646
Net (loss) income attributable to i3 Verticals, Inc.(1)	$(332)	$(6,836)	$(564)	$834
Basic (loss) earnings per share attributable to i3 Verticals, Inc.(2)(3)			$(0.01)	$0.09
Diluted (loss) earnings per share attributable to i3 Verticals, Inc.(2)(4)			$(0.01)	$0.09
Fiscal Year 2019:
Revenue	$84,868	$85,394	$97,483	$108,562
Income (loss) from operations	$3,530	$(203)	$1,194	$1,869
Income (loss) before income taxes	$2,616	$(1,358)	$(724)	$(148)
Net income (loss) attributable to i3 Verticals, Inc.	$178	$(1,102)	$(1,191)	$(930)
Basic earnings (loss) per share attributable to i3 Verticals, Inc.(3)	$0.02	$(0.12)	$(0.12)	$(0.07)
Diluted earnings (loss) per share attributable to i3 Verticals, Inc.(5)	$0.02	$(0.12)	$(0.12)	$(0.07)
____________________
1.Represents net loss of i3 Verticals, LLC for the periods prior to the Company's Reorganization Transactions.
2.Basic and diluted (loss) earnings per Class A common stock is presented only for the period after the Company’s Reorganization Transactions. As such, net loss used in the calculation for the quarter ended June 30, 2018 represents the loss for the period from June 25 through June 30, 2018.
3.Basic (loss) earnings per share excludes 279,273 and 299,412 restricted Class A common units from the calculation for the quarters ended June 30, 2018, and September 20, 2018, respectively, and 295,405, 277,758, 285,433 and 271,881 restricted Class A common stock units from the calculation for the quarters ended December 31, 2018, March 31, 2019, June 30, 2019, and September 30, 2019, respectively.
4.For the quarters ended June 30, 2018, and September 30, 2018, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted earnings per share of Class A common stock:
a.17,213,806 shares of weighted average Class B common stock for the quarters ended June 30, 2018 and September 30, 2018, along with the reallocation of net income assuming conversion of these shares, were excluded from the calculation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive, and
b.377,537 and 565,840 shares for the quarters ended June 30, 2018, and September 30, 2018, respectively, resulting from estimated stock option exercises as calculated by the treasury stock method, and 279,273 and 299,412 restricted Class A common units for the quarters ended June 30, 2018, and September 30, 2018, respectively, were excluded because the effect of including them would have been anti-dilutive.
5.For the quarters ended December 31, 2018, and March 31, June 30, and September 30, 2019, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted earnings per share of Class A common stock:
a.17,213,806, 17,112,164, 16,184,026 and 12,921,637 shares of weighted average Class B common stock for the quarters ended December 31, 2018, and March 31, June 30, and September 30, 2019, respectively, along with the reallocation of net income assuming conversion of these shares, were excluded from the calculation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive,

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
b.754,750, 30,500, 443,000 and 446,000 stock options for the quarters ended December 31, 2018, and March 31, June 30, and September 30, 2019, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.1,012,916, 1,188,987 and 1,131,760 shares for the quarters ended March 31, June 30, and September 30, 2019, respectively, resulting from estimated stock option exercises as calculated by the treasury stock method, and 277,758, 285,433 and 271,881 restricted Class A common units for the quarters ended March 31, June 30, and September 30, 2019, respectively, were excluded because the effect of including them would have been anti-dilutive.

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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on such assessment our management has concluded that, as of September 30, 2019, our internal control over financial reporting is effective based on those criteria.
This annual report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit emerging growth companies, which we are, to provide only management's report in this annual report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal year ended September 30, 2019 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2019 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2019.
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

Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2019 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2019 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2019 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2019.

Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2019 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2019.

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
(a)(3) Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
2.1#	Membership Interest Purchase Agreement, dated April 3, 2019, by and among, i3 Verticals, LLC, i3-Bearcat, LLC, NTD Holdings, Inc., GH Holdco, Inc. and David Graves and Tory Humphries.	8-K	001-38532	2.1	4/8/19

2.2#	Agreement and Plan of Merger, dated May 31, 2019, by and among i3-SDCR, Inc., as buyer, i3 Merger Sub, Inc., i3 Verticals, LLC, as guarantor, Pace Payment Systems, Inc. and 3S Advisors, LLC, as representative.	8-K	001-38532	2.1	6/3/19

3.1	Amended and Restated Certificate of Incorporation of i3 Verticals, Inc.	8-K	001-38532	3.1	6/25/18

3.2	Amended and Restated Bylaws of i3 Verticals, Inc.	8-K	001-38532	3.2	6/25/18

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1	333-225214	4.1	5/25/18

4.2*	Description of Securities

10.1	Form of Tax Receivable Agreement	S-1	333-225214	10.2	5/25/18

10.2	Form of Registration Rights Agreement	S-1	333-225214	10.3	5/25/18

10.3	Limited Liability Company Agreement of i3 Verticals, LLC	8-K	001-38532	10.3	6/25/18

10.4	Plan Administration Agreement, dated June 25, 2018, by and between i3 Verticals, Inc. and i3 Verticals, LLC	8-K	001-38532	10.4	6/25/18

10.5#	Amended and Restated Credit Agreement, dated as of May 9, 2019, among i3 Verticals, LLC, the guarantor and lender parties thereto and Bank of America, N.A., as administrative agent.	8-K	001-38532	10.1	5/13/19

10.6#	Security and Pledge Agreement, dated as of May 9, 2019, among i3 Verticals, LLC, as borrower, the Obligors thereto, and Bank of America, N.A., as administrative agent.	8-K	001-38532	10.2	5/13/19

10.7	First Amendment to the Amended and Restated Credit Agreement, dated as of June 26, 2019, among i3 Verticals, LLC, the guarantor and lender parties thereto and Bank of America, N.A., as administrative agent.	10-Q	001-38532	10.3	8/13/19

10.8+	i3 Verticals, LLC Amended & Restated Equity Incentive Plan, dated November 29, 2016	S-1	333-225214	10.21	5/25/18

10.9+	First Amendment to i3 Verticals, LLC Amended & Restated Equity Incentive Plan, dated October 31, 2017	S-1	333-225214	10.22	5/25/18

10.10+	Second Amendment to i3 Verticals, LLC Amended & Restated Equity Incentive Plan, dated May 7, 2018	S-1	333-225214	10.23	5/25/18

10.11+	2018 Equity Incentive Plan	S-1	333-225214	10.24	5/25/18

10.12+	Form of Restricted Stock Award Agreement under 2018 Equity Incentive Plan	S-1	333-225214	10.25	5/25/18

10.13+	Form of Stock Option Award Agreement under 2018 Equity Incentive Plan	S-1	333-225214	10.26	5/25/18

10.14+	Employment Agreement, effective as of May 5, 2014, by and between Charge Payment, LLC and Clay M. Whitson	S-1	333-225214	10.27	5/25/18

10.15+	Change in Control Agreement, dated as of May 10, 2017, by and between i3 Verticals, LLC and Paul Maple	S-1	333-225214	10.28	5/25/18

10.16+	Form of Indemnification Agreement	S-1	333-225214	10.29	5/25/18

21.1*	List of subsidiaries of i3 Verticals, Inc.

23.1*	Consent of Independent Registered Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________
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

i3 Verticals, Inc.

		By:	/s/ Gregory S. Daily
Gregory S. Daily
Chief Executive Officer

Date:	November 22, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gregory S. Daily	Chief Executive Officer and Director	November 22, 2019
Gregory S. Daily	(Principal Executive Officer)

/s/ Clay Whitson	Chief Financial Officer and Director	November 22, 2019
Clay Whitson	(Principal Financial Officer)

/s/ Scott Meriwether	Senior Vice President of Finance (Principal	November 22, 2019
Scott Meriwether	Accounting Officer)

/s/ Elizabeth Seigenthaler Courtney	Director	November 22, 2019
Elizabeth Seigenthaler Courtney

/s/ John Harrison	Director	November 22, 2019
John Harrison

/s/ Burton Harvey	Director	November 22, 2019
Burton Harvey

/s/ Timothy McKenna	Director	November 22, 2019
Timothy McKenna

/s/ David Morgan	Director	November 22, 2019
David Morgan

/s/ David Wilds	Director	November 22, 2019
David Wilds