Form 10-Q
period 2019-12-31
i3 Verticals, Inc.
filed 2020-02-10
CIK 1728688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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

As of February 10, 2020, there were 14,552,554 outstanding shares of Class A common stock, $0.0001 par value per share, and 12,891,637 outstanding shares of Class B common stock, $0.0001 par value per share.

PART I. - FINANCIAL INFORMATION
Item 1.    Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	September 30,
	2019	2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$335	$1,119
Accounts receivable, net	14,412	15,335
Prepaid expenses and other current assets	5,003	4,117
Total current assets	19,750	20,571
Property and equipment, net	5,129	5,026
Restricted cash	1,932	2,081
Capitalized software, net	14,779	15,454
Goodwill	166,413	168,284
Intangible assets, net	104,874	107,419
Deferred tax asset	30,137	28,138
Other assets	4,172	2,329
Total assets	$347,186	$349,302

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	4,530	3,438
Accrued expenses and other current liabilities	21,205	21,560
Deferred revenue	10,376	10,237
Total current liabilities	36,111	35,235
Long-term debt, less current portion and debt issuance costs, net	132,291	139,298
Long-term tax receivable agreement obligations	23,204	23,204
Other long-term liabilities	7,385	9,124
Total liabilities	198,991	206,861
Commitments and contingencies (see Note 9)
Stockholders' equity
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; — shares issued and outstanding as of December 31, 2019 and September 30, 2019	—	—
Class A common stock, par value $0.0001 per share, 150,000 shares authorized; 14,497,777 and 14,444,115 shares issued and outstanding as of December 31, 2019 and September 30, 2019, respectively	1	1
Class B common stock, par value $0.0001 per share, 40,000 shares authorized; 12,921,637 and 12,921,637 shares issued and outstanding as of December 31, 2019 and September 30, 2019, respectively	1	1
Additional paid-in-capital	84,855	82,380
Accumulated deficit	(1,753)	(2,309)
Total Stockholders' equity	83,104	80,073
Non-controlling interest	65,091	62,368
Total equity	148,195	142,441
Total liabilities and stockholders' equity	$347,186	$349,302
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended December 31,
	2019	2018

Revenue	$41,111	$84,868

Operating expenses
Interchange and network fees	—	55,829
Other costs of services	12,918	9,790
Selling general and administrative	19,287	12,516
Depreciation and amortization	4,655	3,552
Change in fair value of contingent consideration	154	(349)
Total operating expenses	37,014	81,338

Income from operations	4,097	3,530

Interest expense, net	2,014	914

Income before income taxes	2,083	2,616

Provision for income taxes	149	265

Net income	1,934	2,351

Net income attributable to non-controlling interest	2,083	2,173
Net (loss) income attributable to i3 Verticals, Inc.	$(149)	$178

Net (loss) income per share attributable to Class A common stockholders:
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02
Weighted average shares of Class A common stock outstanding:
Basic	14,233,785	8,812,630
Diluted	14,233,785	9,903,168
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2019	14,444,115	$1	12,921,637	$1	$82,380	$(2,309)	$62,368	$142,441
Cumulative effect of adoption of new accounting standard	—	—	—	—	—	705	640	1,345
Equity-based compensation	—	—	—	—	2,124	—	—	2,124
Net (loss) income	—	—	—	—	—	(149)	2,083	1,934
Exercise of equity-based awards	53,662	—	—	—	351	—	—	351
Balance at December 31, 2019	14,497,777	$1	12,921,637	$1	$84,855	$(1,753)	$65,091	$148,195
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED) (CONTINUED)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Earnings	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2018	9,112,042	$1	17,213,806	$2	$38,562	$736	$72,897	$112,198
Equity-based compensation	—	—	—	—	951	—	—	951
Forfeitures of restricted Class A common stock	(4,010)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	178	2,173	2,351
Distributions to non-controlling interest holders	—	—	—	—	—	—	(934)	(934)
Balance at December 31, 2018	9,108,032	$1	17,213,806	$2	$39,513	$914	$74,136	$114,566

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$1,934	$2,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,655	3,552
Equity-based compensation	2,124	951
Provision for doubtful accounts	21	15
Amortization of deferred financing costs	100	233
Amortization of capitalized customer acquisition costs	88	—
Loss on disposal of assets	—	8
Increase (decrease) in non-cash contingent consideration expense from original estimate	154	(349)
Changes in operating assets:
Accounts receivable	1,218	2,111
Prepaid expenses and other current assets	(847)	(628)
Other assets	(377)	(123)
Changes in operating liabilities:
Accounts payable	960	(726)
Accrued expenses and other current liabilities	(2,703)	446
Deferred revenue	178	(877)
Other long-term liabilities	(21)	(22)
Contingent consideration paid in excess of original estimates	—	(870)
Net cash provided by operating activities	7,484	6,072

Cash flows from investing activities:
Expenditures for property and equipment	(548)	(107)
Expenditures for capitalized software	(578)	(412)
Purchases of merchant portfolios and residual buyouts	(545)	(474)
Acquisitions of businesses, net of cash acquired	—	(21,000)
Acquisition of other intangibles	(111)	(33)
Net cash used in investing activities	(1,782)	(22,026)
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Three months ended December 31,
	2019	2018
Cash flows from financing activities:
Proceeds from revolving credit facility	31,283	25,000
Payments of revolving credit facility	(38,390)	(6,750)
Payments of notes payable to banks	—	(1,250)
Cash paid for contingent consideration	—	(730)
Proceeds from stock option exercises	472	—
Net cash (used in) provided by financing activities	(6,635)	16,270

Net (decrease) increase in cash, cash equivalents, and restricted cash	(933)	316
Cash, cash equivalents, and restricted cash at beginning of period	3,200	1,237
Cash, cash equivalents, and restricted cash at end of period	$2,267	$1,553

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,971	$730
Cash paid for income taxes	$287	$105
See Notes to the Interim Condensed Consolidated Financial Statements

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
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
(in thousands, except unit, share and per share amounts)
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
•As of December 31, 2019, i3 Verticals, Inc. owned 52.9% of the economic interest in i3 Verticals, LLC.
•As of December 31, 2019, the Continuing Equity Owners owned Common Units in i3 Verticals, LLC representing approximately 47.1% of the economic interest in i3 Verticals, LLC, shares of Class A common stock in the Company representing approximately 0.8% of the economic interest and voting power in the Company, and shares of Class B common stock in i3 Verticals, Inc., representing approximately 47.1% of the voting power in the Company.
•The Continuing Equity Owners who own Common Units in i3 Verticals, LLC may redeem at each of their options (subject in certain circumstances to time-based vesting requirements) their Common Units for, at the election of i3 Verticals, LLC, cash or newly-issued shares of the Company's Class A common stock.
•Combining the Class A common stock and Class B common stock, the Continuing Equity Holders hold approximately 47.9% of the economic interest and voting power in i3 Verticals, Inc.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the reporting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the unaudited condensed consolidated financial statements of the Company and its subsidiaries as of December 31, 2019 and

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
for the three months ended December 31, 2019 and 2018. The results of operations for the three months ended December 31, 2019 and 2018 are not necessarily indicative of the operating results for the full year. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the Company's consolidated financial statements and related footnotes for the years ended September 30, 2019 and 2018, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019.
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
Inventories
Inventories consist of point-of-sale equipment to be sold to customers and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Inventories were $1,574 and $1,294 at December 31, 2019 and September 30, 2019, respectively, and are included within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
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
The operating results of an acquisition are included in the Company’s condensed consolidated statements of operations from the date of such acquisition. No acquisitions were completed during the three months ended December 31, 2019.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Revenue Recognition and Deferred Revenue
For the three months ended December 31, 2019, revenue is recognized as each performance obligation is satisfied, in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company accrues for rights of refund, processing errors or penalties, or other related allowances based on historical experience. The Company utilized the portfolio approach practical expedient within ASC 606-10-10-4 Revenue from Contracts with Customers—Objectives and the significant financing component practical expedient within ASC 606-10-32-18 Revenue from Contracts with Customers—The Existence of a Significant Financing Component in the Contract in performing the analysis. The Company adopted ASC 606 on October 1, 2019, using the modified retrospective method and applying the standard to all contracts not completed on the date of adoption. Results for the reporting period beginning October 1, 2019 are presented under ASC 606, while prior period amounts continue to be reported in accordance with the Company's historic accounting practices under previous guidance.
The majority of the Company's revenue for the three months ended December 31, 2019 and 2018 is derived from volume-based payment processing fees (“discount fees”) and other related fixed transaction or service fees. The remainder is comprised of sales of software licensing subscriptions, ongoing support, and other POS-related solutions the Company provides to its clients directly and through its processing bank relationships.
Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed or a specified per transaction amount, depending on the card type. The Company frequently enters into agreements with customers under which the customer engages the Company to provide both payment authorization services and transaction settlement services for all of the cardholder transactions of the customer, regardless of which issuing bank and card network to which the transaction relates. The Company’s core performance obligations are to stand ready to provide continuous access to the Company’s payment authorization services and transaction settlement services in order to be able to process as many transactions as its customers require on a daily basis over the contract term. These services are stand ready obligations, as the timing and quantity of transactions to be processed is not determinable. Under a stand-ready obligation, the Company’s performance obligation is defined by each time increment rather than by the underlying activities satisfied over time based on days elapsed. Because the service of standing ready is substantially the same each day and has the same pattern of transfer to the customer, the Company has determined that its stand-ready performance obligation comprises a series of distinct days of service. Discount fees are recognized each day based on the volume or transaction count at the time the merchants’ transactions are processed.
The Company follows the requirements of ASC 606-10-55 Revenue from Contracts with Customers—Principal versus Agent Considerations, which states that the determination of whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement. The determination of gross versus net recognition of revenue requires judgment that depends on whether the Company controls the good or service before it is transferred to the merchant or whether the Company is acting as an agent of a third party. The assessment is provided separately for each performance obligation identified. Under its agreements, the Company incurs interchange and network pass-through charges from the third-party card issuers and card networks, respectively, related to the provision of payment authorization services. The Company has determined that it is acting as an agent with respect to these payment authorization services, based on the following factors: (1) the Company has no discretion over which card issuing bank will be used to process a transaction and is unable to direct the activity of the merchant to another card issuing bank, and (2) interchange and card network rates are pre-established by the card issuers or card networks, and the Company has no latitude in determining these fees. Therefore, revenue allocated to the payment authorization performance obligation is presented net of interchange and card network fees paid to the card issuing banks and card networks, respectively, for the three months ended December 31, 2019, subsequent to the adoption of ASC 606.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
With regards to the Company's transaction settlement services, generally, where the Company has control over merchant pricing, merchant portability, credit risk and ultimate responsibility for the merchant relationship, revenues are reported at the time of sale equal to the full amount of the discount charged to the merchant, less interchange and network fees. Revenues generated from merchant portfolios where the Company does not have control over merchant pricing, liability for merchant losses or credit risk or rights of portability are reported net of interchange and network fees as well as third-party processing costs directly attributable to processing and bank sponsorship costs.
Revenues are also derived from a variety of fixed transaction or service fees, including authorization fees, convenience fees, statement fees, annual fees, gateway fees, which are charged for accessing our payment and software solutions, and fees for other miscellaneous services, such as handling chargebacks. Revenues derived from service fees are recognized at the time the services are performed and there are no further performance obligations. Revenues from the sale of equipment is recognized upon transfer of ownership and delivery to the customer, after which there are no further performance obligations.
Revenues from sales of the Company’s software are recognized when the related performance obligations are satisfied. Sales of software licenses are categorized into one of two categories of intellectual property in accordance with ASC 606, functional or symbolic. The key distinction is whether the license represents a right to use (functional) or a right to access (symbolic) intellectual property. The Company generates sales of one-time software licenses, which is functional intellectual property. Revenue from functional intellectual property is recognized at a point in time, when delivered to the customer. The Company also offers access to its software under software-as-a-service (“SaaS”) arrangements, which represent services arrangements. Revenue from SaaS arrangements is recognized over time, over the term of the agreement.
Arrangements may contain multiple performance obligations, such as payment authorization services, transaction settlement services, hardware, software products, maintenance, and professional installation and training services. Revenues are allocated to each performance obligation based on the standalone selling price of each good or service. The selling price for a deliverable is based on standalone selling price, if available, the adjusted market assessment approach, estimated cost plus margin approach, or residual approach. The Company establishes estimated selling price, based on the judgment of the Company's management, considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. In arrangements with multiple performance obligations, the Company determines allocation of the transaction price at inception of the arrangement and uses the standalone selling prices for the majority of our revenue recognition.
Revenues from sales of the Company’s combined hardware and software element are recognized when each performance obligation has been satisfied which has been determined to be upon the delivery of the product. Revenues derived from service fees are recognized at the time the services are performed and there are no further performance obligations. The Company’s professional services, including training, installation, and repair services are recognized as revenue as these services are performed.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The table below presents a disaggregation of the Company's revenue from contracts with customers by product by segment. Refer to Note 11 for discussion of the Company's segments. The Company's products are defined as follows:
•Payments — Includes discount fees, gateway fees and other related fixed transaction or service fees.
•Other — Includes sales of software, sales of equipment, professional services and other revenues.

	As of and for the Three Months Ended December 31, 2019
	Merchant Services	Proprietary Software and Payments	Other	Total
Payments revenue	$22,453	$6,326	$(408)	$28,371
Other revenue	5,012	7,730	(2)	12,740
Total revenue	$27,465	$14,056	$(410)	$41,111

	As of and for the Three Months Ended December 31, 2018
	Merchant Services	Proprietary Software and Payments	Other	Total
Payments revenue	$72,537	$5,202	$—	$77,739
Other revenue	5,165	1,964	—	7,129
Total revenue	$77,702	$7,166	$—	$84,868

The table below presents a disaggregation of the Company's revenue from contracts with customers by timing of transfer of goods or services by segment. The Company's revenue included in each category are defined as follows:
•Revenue transferred over time — Includes discount fees, gateway fees, sales of SaaS and ongoing support contract revenue.
•Revenue transferred at a point in time — Includes fixed service fees, software licenses sold as functional intellectual property, professional services and other equipment.

	As of and for the Three Months Ended December 31, 2019
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue transferred over time	$18,130	$9,949	$(408)	$27,671
Revenue transferred at a point in time	9,335	4,107	(2)	13,440
Total revenue	$27,465	$14,056	$(410)	$41,111

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

	As of and for the Three Months Ended December 31, 2018
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue transferred over time	$68,948	$5,992	$—	$74,940
Revenue transferred at a point in time	8,754	1,174	—	9,928
Total revenue	$77,702	$7,166	$—	$84,868

Contract Liabilities
Deferred revenue represents amounts billed to customers by the Company for services contracts. Payment is typically collected at the start of the contract term. The initial prepaid contract agreement balance is deferred. The balance is then recognized as the services are provided over the contract term. Deferred revenue that is expected to be recognized as revenue within one year is recorded as short-term deferred revenue and the remaining portion is recorded as other long-term liabilities in the condensed consolidated balance sheets. The terms for most of our contracts with a deferred revenue component are between one and three years.
The following table presents the changes in deferred revenue as of and for the three months ended December 31, 2019:

Balance at September 30, 2019	$10,237
Deferral of revenue	5,389
Recognition of unearned revenue	(5,211)
Balance at December 31, 2019	$10,415
Costs to Obtain and Fulfill a Contract
The Company capitalizes incremental costs to obtain new contracts and contract renewals and amortizes these costs on a straight-line basis as an expense over the benefit period, which is generally the contract term, unless a commensurate payment is not expected at renewal. As of December 31, 2019, the Company had $2,668, of capitalized contract costs, which relates to commissions paid to obtain new sales, included within "Prepaid expenses and other current assets” and “Other assets" on the condensed consolidated balance sheets. The Company recorded commissions expense related to these costs for the three months ended December 31, 2019 of $88.
The Company expenses sales commissions as incurred for the Company's sales commission plans that are paid on recurring monthly revenues, portfolios of existing customers, or have a substantive stay requirement prior to payment.
Interchange and Network Fees and Other Cost of Services
Interchange and network fees consist primarily of fees that are directly related to discount fee revenue. These include interchange fees paid to issuers and assessment fees payable to card networks, which are a percentage of the processing volume the Company generates from Visa and Mastercard, as well as fees charged by card-issuing banks. As noted above, after adoption of ASC 606 on October 1, 2019, these fees are presented net in discount fee revenue because the Company is acting as an agent in the provision of payment authorization services.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Other costs of services include third-party processing costs directly attributable to processing and bank sponsorship costs, which may not be based on a percentage of volume. These costs also include related costs such as residual payments to sales groups, which are based on a percentage of the net revenues generated from merchant referrals. In certain merchant processing bank relationships the Company is liable for chargebacks against a merchant equal to the volume of the transaction. Losses resulting from chargebacks against a merchant are included in other cost of services on the accompanying condensed consolidated statement of operations. The Company evaluates its risk for such transactions and estimates its potential loss from chargebacks based primarily on historical experience and other relevant factors. The reserve for merchant losses is included within accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets. The cost of equipment sold is also included in other cost of services. Other costs of services are recognized at the time the associated revenue is earned.
The Company accounts for all governmental taxes associated with revenue transactions on a net basis.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, the value of purchase consideration paid and identifiable assets acquired and assumed in acquisitions, goodwill and intangible asset impairment review, determination of performance obligations for revenue recognition, loss reserves, assumptions used in the calculation of equity-based compensation and in the calculation of income taxes, and certain tax assets and liabilities as well as the related valuation allowances. Actual results could differ from those estimates.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
The FASB issued ASU No. 2018-07, Compensation—Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (Topic 718) (“ASU 2018-07”) in June 2018 and ASU No. 2019-08, Compensation—Stock Compensation and Revenue from Contracts with Customers (Topic 606): Codification Improvements—Share-Based Consideration Payable to a Customer (“ASU 2019-08”) in November 2019. The amendments in ASU No. 2018-07 expand the scope of Topic 718, Compensation—Stock Compensation to include share-based payments issued to nonemployees for goods or services. The amendments in ASU 2019-08 require companies to measure and classify on the balance sheet share-based payments to customers by applying the guidance in Topic 718, Compensation—Stock Compensation. The amendments in this ASU No. 2018-07 are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. As a public business entity, the Company is an emerging growth company and has elected to use the extended transition period provided for such companies. As a result, the Company is not required to adopt this ASU No. 2018-07 until October 1, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of ASU No. 2014-09 (defined below). The Company elected to early adopt ASU 2018-07 as of October 1, 2019. There was no impact on the Company’s condensed consolidated financial statements. For entities that have adopted ASU 2018-07, the amendments in this ASU No. 2019-08 are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. As a result, the Company is not required to adopt this ASU No. 2018-07 until October 1, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of ASU No. 2018-07. The Company elected to early adopt ASU 2019-08 as of October 1, 2019. There was no impact on the Company’s condensed consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The FASB issued updates and clarifications to ASU 2014-09, including ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Gross versus Net) issued in March 2016, ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing issued in April 2016 and ASU 2016-12, Revenue from Contracts with

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients issued in May 2016. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard, as amended, became effective for the Company on October 1, 2019. The amendment allows companies to use either a full retrospective or a modified retrospective approach, through a cumulative adjustment, to adopt this ASU No. 2014-09.
The new standard changed the timing of certain revenue and expenses to be recognized under various arrangement types. More judgment and estimates are required when applying the requirements of the new standard than were required under prior GAAP, such as estimating the amount of variable consideration to include in transaction price and estimating expected periods of benefit for certain costs. Through management's review of individual contracts and historical revenue recognition patterns in comparison to the provisions under ASU 2014-09, the Company determined the timing of revenue to be recognized under ASU 2014-09 for each of the Company’s revenue categories, including discount fees, software licensing subscriptions, ongoing support, and other POS-related solutions, is similar to the timing of revenue recognized under the historical guidance under ASC 605. The Company will evaluate, on an ongoing basis, costs to obtain contracts with customers, as well as certain implementation and set-up costs, and, in some cases, may be required to amortize these costs over longer periods than they were historically amortized. Finally, the new standard required additional disclosures regarding revenues and related capitalized contract costs, if any.
The Company adopted the new revenue standard using a modified retrospective basis on October 1, 2019. The Company has recorded a $705 cumulative increase to accumulated earnings and a $640 cumulative increase to non-controlling interest as a result of the adoption, due to capitalized costs to obtain contracts with customers being amortized over the expected life of the customer rather than the life of the specific contract.
The Company determined that the most significant ongoing impact of adopting the new revenue standard was driven by changes in principal versus agent considerations, with the majority of the change overall in total net revenue attributable to reflecting the Company's payment authorization services net of related interchange and network fees prospectively. The Company's interchange and network fees of $55,829 were classified in “Operating Expenses” on the Condensed Consolidated Statement of Operations for the three months ended December 31, 2018. The Company's interchange and network fees of $69,102 were included as a reduction to revenue on the Condensed Consolidated Statement of Operations for the three months ended December 31, 2019. Under the modified retrospective basis, the Company has not restated its comparative unaudited condensed consolidated financial statements for these effects. The adoption of the new revenue standard did not have a material impact on net income. The following table presents the material impacts of adopting ASC 606 on the Company's unaudited condensed consolidated statement of operations for the three months ended December 31, 2019:

	Three months ended December 31, 2019
	As reported	Adjustment	Presentation without adoption of ASC 606
Revenue	$41,111	$69,102	$110,213
Operating expenses
Interchange and network fees	$—	$69,102	$69,102

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following table presents the impacts of adoption of ASC 606 on the Company's unaudited condensed consolidated balance sheet as of December 31, 2019:

	As of December 31, 2019
	As reported	Adjustment	Presentation without adoption of ASC 606
Assets
Current assets
Prepaid expenses and other current assets	$5,003	$157	$5,160
Deferred tax asset	$30,137	$11	$30,148
Other assets	$4,172	$(1,560)	$2,612
Liabilities and equity
Stockholders' equity
Accumulated deficit	$(1,753)	$(731)	$(2,484)
Non-controlling interest	$65,091	$(661)	$64,430
The adoption of ASC 606 did not have a material impact on the Company’s unaudited condensed consolidated statement of cash flows for the three months ended December 31, 2019. The Company has expanded its unaudited condensed consolidated financial statement disclosures as required by this new standard. See above for additional disclosures provided as a result of the adoption of ASC 606.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
(in thousands, except unit, share and per share amounts)
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

3. ACQUISITIONS
During the three months ended December 31, 2019, the Company acquired the following intangible assets:
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
During the three months ended December 31, 2019, the Company purchased $545 in residual buyouts using a combination of cash on hand and borrowings on the Company's revolving line of credit. The acquired residual buyout intangible assets have an estimated amortization period of eight years.

4. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill are as follows:

	Merchant Services	Proprietary Software and Payments	Other	Total
Balance at September 30, 2019 (net of accumulated impairment losses of $11,458, $0 and $0, respectively)	$108,472	$59,812	$—	$168,284
Goodwill attributable to acquisition preliminary purchase price adjustments during the three months ended December 31, 2019	(1,574)	(297)	—	(1,871)
Balance at December 31, 2019	$106,898	$59,515	$—	$166,413

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Intangible assets consisted of the following as of December 31, 2019:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Merchant relationships	$142,671	$(46,087)	$96,584	12 to 20 years – accelerated or straight-line
Non-compete agreements	1,720	(669)	1,051	2 to 5 years – straight-line
Website and brand development costs	188	(28)	160	3 to 4 years – straight-line
Trade names	4,292	(1,548)	2,744	3 to 7 years – straight-line
Residual buyouts	5,064	(1,358)	3,706	2 to 8 years – straight-line
Referral and exclusivity agreements	900	(307)	593	5 to 10 years – straight-line
Total finite-lived intangible assets	154,835	(49,997)	104,838

Indefinite-lived intangible assets:
Trademarks	36	—	36
Total identifiable intangible assets	$154,871	$(49,997)	$104,874

Amortization expense for intangible assets amounted to $3,194 and $2,802 during the three months ended December 31, 2019 and 2018, respectively.
Based on net carrying amounts at December 31, 2019, the Company's estimate of future amortization expense for intangible assets are presented in the table below for fiscal years ending September 30:

2020 (nine months remaining)	$8,973
2021	10,642
2022	9,497
2023	8,451
2024	7,841
Thereafter	59,434
$104,838

5. LONG-TERM DEBT, NET
A summary of long-term debt, net as of December 31, 2019 and September 30, 2019 is as follows:

		December 31,	September 30,
	Maturity	2019	2019
Revolving lines of credit to banks under the Senior Secured Credit Facility	May 9, 2024	$134,037	$141,144
Debt issuance costs, net		(1,746)	(1,846)
Total long-term debt, net of issuance costs		$132,291	$139,298

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Senior Secured Credit Facility
On May 9, 2019, the Company replaced its existing 2017 Senior Secured Credit Facility (defined below) with a new credit agreement (the “Senior Secured Credit Facility”). The Company concluded that the replacement of the 2017 Senior Secured Credit Facility should be accounted for as a debt modification based on the guidance in ASC 470-50. In connection with the replacement of the 2017 Senior Secured Credit Facility, the Company recorded a debt extinguishment charge of $152 for the write-off of deferred financing costs, which was recorded in interest expense in the condensed consolidated statements of operations. The Senior Secured Credit Facility consists of a $300,000 revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to $50,000 in the aggregate (subject to the receipt of additional commitments for any such incremental loan amounts). The Senior Secured Credit Facility accrues interest at LIBOR (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) plus an applicable margin of 2.25% to 3.25% (3.25% as of December 31, 2019), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%), plus an applicable margin of 0.25% to 1.25% (1.25% as of December 31, 2019), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires the Company to pay unused commitment fees of 0.15% to 0.30% (0.30% as of December 31, 2019) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The maturity date of the Senior Secured Credit Facility is May 9, 2024. As of December 31, 2019, there was $165,963 available for borrowing under the revolving credit facility.
The Senior Secured Credit Facility is secured by substantially all assets of the Company. The lenders under the Senior Secured Credit Facility hold senior rights to collateral and principal repayment over all other creditors.
The provisions of the Senior Secured Credit Facility place certain restrictions and limitations upon the Company. These include, among others, restrictions on liens, investments, indebtedness, fundamental changes and dispositions; maintenance of certain financial ratios; and certain non-financial covenants pertaining to the activities of the Company during the period covered. The Company was in compliance with such covenants as of December 31, 2019. In addition, the Senior Secured Credit Facility restricts the Company's ability to make dividends or other distributions to the holders of the Company's equity. The Company is permitted to (i) make cash distributions to the holders of the Company's equity in order to pay taxes incurred by owners of equity in i3 Verticals, LLC, by reason of such ownership, (ii) move intercompany cash between subsidiaries that are joined to the Senior Secured Credit Facility, (iii) repurchase equity from employees, directors, officers or consultants in an aggregate amount not to exceed $3,000 per year, (iv) make certain payments in connection with the Tax Receivable Agreement, and (v) make other dividends or distributions in an aggregate amount not to exceed 5% of the net cash proceeds received from any additional common equity issuance. The Company is also permitted to make non-cash dividends in the form of additional equity issuances. Each subsidiary may make ratable distributions to persons that own equity interests in such subsidiary. All other forms of dividends or distributions are prohibited under the Senior Secured Credit Facility.
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
(in thousands, except unit, share and per share amounts)
The 2017 Senior Secured Credit Facility was secured by substantially all assets of the Company. The lenders under the 2017 Senior Secured Credit Facility held senior rights to collateral and principal repayment over all other creditors.
As previously mentioned, on May 9, 2019, the Company replaced its existing 2017 Senior Secured Credit Facility with the Senior Secured Credit Facility.
Debt issuance costs
The Company incurred no debt issuance costs during the three months ended December 31, 2019 or 2018. The Company's debt issuance costs are being amortized over the related term of the debt using the straight-line method, which is not materially different than the effective interest rate method, and are presented net against long-term debt in the condensed consolidated balance sheets. The amortization of deferred debt issuance costs is included in interest expense and amounted to approximately $100 and $233 during the three months ended December 31, 2019 and 2018, respectively.

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
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the Company’s estimated tax rate changes, it makes a cumulative adjustment in that period. The Company’s provision for income taxes was $149 and $265 for the three months ended December 31, 2019 and 2018, respectively.
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
(in thousands, except unit, share and per share amounts)
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
There were no redemptions of common units in Verticals, LLC during the three months ended December 31, 2019. As a result of previous exchanges, the Company recognized deferred tax asset and corresponding Tax Receivable Agreement liability balances to $26,736 and $23,229, respectively, as of December 31, 2019.
Payments to the Continuing Equity Owners related to exchanges through December 31, 2019 will range from $0 to $2,103 per year and are expected to be paid over the next 24 years. The amounts recorded as of December 31, 2019, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

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
The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, settlement assets and obligations, accounts receivable, other assets, accounts payable, and accrued expenses, approximated their fair values as of December 31, 2019 and 2018, because of the relatively short maturity dates on these instruments. The carrying amount of debt approximates fair value as of December 31, 2019 and 2018, because interest rates on these instruments approximate market interest rates.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Company has no Level 1 or Level 2 financial instruments. The following tables present the changes in the Company's Level 3 financial instruments that are measured at fair value on a recurring basis.

Accrued Contingent Consideration
Balance at September 30, 2019	$18,226
Contingent consideration accrued at time of business combination	—
Change in fair value of contingent consideration included in Operating expenses	154
Contingent consideration paid	—
Balance at December 31, 2019	$18,380

Accrued Contingent Consideration
Balance at September 30, 2018	$5,999
Contingent consideration accrued at time of business combination	4,000
Change in fair value of contingent consideration included in Operating expenses	(349)
Contingent consideration paid	(1,600)
Balance at December 31, 2018	$8,050
Approximately $12,134 and $10,223 of contingent consideration was recorded in accrued expenses and other current liabilities as of December 31, 2019 and September 30, 2019, respectively. Approximately $6,246 and $8,003 of contingent consideration was recorded in other long-term liabilities as of December 31, 2019 and September 30, 2019, respectively.

8. EQUITY-BASED COMPENSATION
A summary of equity-based compensation expense recognized during the three months ended December 31, 2019 and 2018 is as follows:

	Three months ended December 31,
	2019	2018
Stock options	$2,124	$951
Amounts are included in general and administrative expense on the condensed consolidated statements of operations. Income tax benefits of $148 were recognized during the three months ended December 31, 2019. No income tax benefits were recognized related to equity-based compensation during the three months ended December 31, 2018.
Stock Options
In May 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) under which the Company may grant up to 3,500,000 stock options and other equity-based awards to employees, directors and officers. The number of shares of Class A common stock available for issuance under the 2018 Plan includes an annual increase on the first day of each year, beginning with the 2019 calendar year, equal to 4.0% of the outstanding shares of all classes of the Company's common stock as of the last day of the immediately preceding calendar year, unless the Company’s board of directors determines prior to the last trading day of December of

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
the immediately preceding calendar year that the increase shall be less than 4.0%. As of December 31, 2019, there were 165,088 equity awards available for grant under the 2018 Plan.
In connection with the IPO, the Company granted 2,045,000 stock options to its directors and certain employees. The stock options were granted with an exercise price of $13.00 per share and vest ratably over a three-year period.
The fair value of the stock option awards during the three months ended December 31, 2019 and from June 20, 2018 through September 30, 2019 was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	December 31, 2019	September 30, 2019
Expected volatility(1)	25.2%	26.7%
Expected dividend yield(2)	—%	—%
Expected term(3)	6 years	6 years
Risk-free interest rate(4)	1.7%	2.5%
_________________
1.Expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.
2.The Company has assumed a dividend yield of zero as management has no plans to declare dividends in the foreseeable future.
3.Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.
4.The risk-free rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.

A summary of stock option activity for the three months ended December 31, 2019 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	4,240,695	$18.33
Granted	159,000	23.92
Exercised	(103,964)	15.17
Forfeited	(30,665)	21.62
Outstanding at end of period	4,265,066	$18.60
The weighted-average grant date fair value of stock options granted during the three months ended December 31, 2019 was $6.74. As of December 31, 2019, there were 4,265,066 stock options outstanding, of which 758,950 were exercisable. As of December 31, 2019, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $16,500, which is expected to be recognized over a weighted-average period of 2.1 years. The Company's policy is to account for forfeitures of stock-based compensation awards as they occur. The total fair value of stock options that vested during the three months ended December 31, 2019 was $1,751.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
9. COMMITMENTS AND CONTINGENCIES
Leases
The Company utilizes office space and equipment under operating leases. Rent expense under these leases amounted to $741 and $493 during the three months ended December 31, 2019 and 2018, respectively.
A summary of approximate future minimum payments under these leases as of December 31, 2019 is as follows:

Years ending September 30:
2020 (nine months remaining)	$1,912
2021	2,251
2022	1,987
2023	1,829
2024	1,315
Thereafter	1,104
Total	$10,398
Minimum Processing Commitments
The Company has non-exclusive agreements with several processors to provide it services related to transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Certain of these agreements require the Company to submit a minimum monthly number of transactions for processing. If the Company submits a number of transactions that is lower than the minimum, it is required to pay to the processor the fees it would have received if it had submitted the required minimum number of transactions. As of December 31, 2019, such minimum fee commitments were as follows:

Years ending September 30:
2020 (nine months remaining)	$2,609
2021	1,457
2022	2,046
2023	2,646
2024	243
Thereafter	—
Total	$9,001
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
(in thousands, except unit, share and per share amounts)
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

10. RELATED PARTY TRANSACTIONS
In April 2016, the Company entered into a purchase agreement to purchase certain assets of Axia, LLC. On April 29, 2016, the Company entered into a Processing Services Agreement (the “Axia Tech Agreement”) with Axia Technologies, LLC (“Axia Tech”), an entity controlled by the previous owner of Axia, LLC. Under the Axia Tech Agreement, the Company agreed to provide processing services for certain merchants as designated by Axia Tech from time to time. In accordance with ASC 606-10-55, revenue from the processing services is recognized net of interchange, residual expense and other fees. The Company earned net revenues related to the Axia Tech Agreement of $22 and $18 during the three months ended December 31, 2019 and 2018, respectively. i3 Verticals, LLC, Greg Daily, the Company’s CEO and Clay Whitson, the Company’s CFO, own 2.0%, 10.5% and 0.4%, respectively, of the outstanding equity of Axia Tech.
In connection with the Company’s IPO, the Company and i3 Verticals, LLC entered into a Tax Receivable Agreement with the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that it actually realizes, or in some circumstances, is deemed to realize in its tax reporting, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of Common Units of i3 Verticals, LLC for Class A common stock of i3 Verticals, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. See Note 6 for further information. As of December 31, 2019, the total amount due under the Tax Receivable Agreement was $23,229.

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
(in thousands, except unit, share and per share amounts)
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
The Company primarily uses processing margin to measure operating performance. The following is a summary of reportable segment operating performance for the three months ended December 31, 2019 and 2018.

	As of and for the Three Months Ended December 31, 2019
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$27,465	$14,056	$(410)	$41,111

Operating expenses
Other costs of services	12,113	1,215	(410)	12,918
Selling general and administrative	6,322	7,936	5,029	19,287
Depreciation and amortization	2,947	1,539	169	4,655
Change in fair value of contingent consideration	(1,206)	1,360	—	154
Income (loss) from operations	$7,289	$2,006	$(5,198)	$4,097

Processing margin(1)	$20,896	$13,009	$(408)	$33,497
Total assets	$202,580	$110,570	$34,036	$347,186
Goodwill	$106,898	$59,515	$—	$166,413
__________________________
1.Processing margin is equal to revenue less interchange and network fees, less other costs of services. $5,544, $168 and $(408) of residual expense, a component of other costs of services, are added back to the Merchant Services segment, Proprietary Software and Payments segment, and Other category, respectively.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

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
As of December 31, 2019, i3 Verticals, Inc. owned 14,497,777 of i3 Verticals, LLC's Common Units, representing a 52.9% economic ownership interest in i3 Verticals, LLC.

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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the three months ended December 31, 2019:

	Three months ended December 31, 2019	Three months ended December 31, 2018
Basic net income per share:
Numerator
Net income	$1,934	$2,351
Less: Net income attributable to non-controlling interests	2,083	2,173
Net (loss) income attributable to Class A common stockholders	$(149)	$178
Denominator
Weighted average shares of Class A common stock outstanding(1)	14,233,785	8,812,630
Basic net (loss) income per share(2)	$(0.01)	$0.02

Dilutive net income per share(2):
Numerator
Net income attributable to Class A common stockholders - diluted(3)		$178

Denominator
Weighted average shares of Class A common stock outstanding(1)		8,812,630
Weighted average effect of dilutive securities(3)		1,090,538
Weighted average shares of Class A common stock outstanding - diluted		9,903,168
Diluted net income per share		$0.02
____________________
1.Excludes 232,828 restricted Class A common stock units.
2.For the three months ended December 31, 2019, all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted earnings per share of Class A common stock:
a.12,921,637 shares of weighted average Class B common stock for the three months ended December 31, 2019, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive,
b.689,500 stock options for the three months ended December 31, 2019, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.976,594 shares for the three months ended December 31, 2019, resulting from estimated stock option exercises as calculated by the treasury stock method, and 232,828 restricted Class A common units for the three months ended December 31, 2019, were excluded because the effect of including them would have been anti-dilutive.
3.For the three months ended December 31, 2018, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted earnings per share of Class A common stock:
a.17,213,806 shares of weighted average Class B common stock for the three months ended December 31, 2018, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive, and
b.754,750 stock options for the three months ended December 31, 2019 and 2018, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive.

Shares of the Company's Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
14. SIGNIFICANT NON-CASH TRANSACTIONS
The Company engaged in the following significant non-cash investing and financing activities during the three months ended December 31, 2019 and 2018:

	Three months ended December 31,
	2019	2018
Acquisition date fair value of contingent consideration in connection with business combinations	$—	$4,000
Required distributions to non-controlling interest holders for tax obligations	$—	$934

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2019 (“Form 10-K”), filed with the SEC on November 22, 2019. The terms “i3 Verticals,” “we,” “us” and “our” and similar references refer (1) before the completion of our IPO or the reorganization transactions entered into in connection therewith (the “Reorganization Transactions”), which are described in the notes to the condensed consolidated financial statements, to i3 Verticals, LLC and, where appropriate, its subsidiaries, and (2) after the Reorganization Transactions to i3 Verticals, Inc. and, where appropriate, its subsidiaries.
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
Public Offerings
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
On June 10, 2019, we completed a secondary public offering (the “June 2019 Secondary Public Offering”) of 5,165,527 shares of our Class A common stock, at a public offering price of $22.75 per share, which included a full exercise of the underwriters' option to purchase 673,764 additional shares of Class A Common Stock from us. We received approximately $111.6 million of net proceeds, after deducting underwriting discounts and commissions, but before offering expenses. We used the net proceeds to purchase (1) 1,000,000 Common Units directly from i3 Verticals, LLC, and (2) 4,165,527 Common Units (including 673,764 Common Units due to the exercise of the underwriters' option to purchase additional shares in full) and an equivalent number of Class B common stock (which shares were then canceled) from certain holders, other than i3 Verticals, Inc., of Common Units in i3 Verticals, LLC (“Continuing Equity Owners”), in each case at a price per Common Unit equal to the price per share paid by the underwriters for shares of our Class A common stock in the offering. i3 Verticals, LLC received $20.9 million in net proceeds from the sale of Common Units to the Company, which it used to repay outstanding indebtedness. In connection with this offering, we recognized an additional deferred tax asset of $26.2 million related to the Tax Receivable Agreement and a corresponding liability of $22.2 million.

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

Our Revenue and Expenses
Revenues
We generate revenue primarily from volume-based payment processing fees (“discount fees”), and to a lesser extent, software licensing subscriptions, ongoing support and other POS-related solutions that we provide to our clients directly and through our distribution partners. Volume-based fees represent a percentage of the dollar amount of each credit or debit transaction processed. Revenues are also derived from a variety of fixed transaction or service fees, including authorization fees, convenience fees, statement fees, annual fees and fees for other miscellaneous services, such as handling chargebacks.
Expenses
Interchange and network fees. Interchange and network fees consist primarily of pass-through fees that make up a portion of discount fee revenue. These include assessment fees payable to card associations, which are a percentage of the processing volume we generate from Visa and Mastercard. Upon our adoption of ASC 606 on October 1, 2019, these fees are presented net of revenue.
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
Our payment volume for the three months ended December 31, 2019 and 2018 was $3.8 billion and $2.9 billion, respectively, representing a period-to-period growth rate of 30.4%. We focus on volume, because it is a reflection of the scale and economic activity of our client base and because a significant part of our revenue is derived as a percentage of our clients’ dollar volume receipts. Payment volume reflects the addition of new clients and same store payment volume growth of existing clients, partially offset by client attrition during the period.
Integrated payments represent payment transactions that are generated in situations where payment technology is embedded within our own proprietary software, a client’s software or critical business process. We evaluate the portion of our payment volume that is produced by integrated transactions because we believe the convergence of software and payments is a significant trend impacting our industry. We believe integrated payments create stronger client relationships with higher payment volume retention and growth. Integrated payments grew to 55% of our payment volume for the three months ended December 31, 2019 from 46% for the three months ended December 31, 2018.
We measure period-to-period payment volume attrition as the change in card-based payment volume for all clients that were processing with us for the same period in the prior year. We exclude from our calculations payment volume from new clients added during the period. We experience attrition in payment volume as a result of several factors, including business closures, transfers of clients’ accounts to our competitors and account closures that we initiate due to heightened credit risks. During the three months ended December 31, 2019, we experienced approximately 1% net volume attrition per month.

Results of Operations
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018
The following table presents our historical results of operations for the periods indicated:

	Three months ended December 31,		Change
(in thousands)	2019	2018	Amount	%

Revenue	$41,111	$84,868	$(43,757)	(51.6)%

Operating expenses
Interchange and network fees	—	55,829	(55,829)	(100.0)%
Other costs of services	12,918	9,790	3,128	32.0%
Selling general and administrative	19,287	12,516	6,771	54.1%
Depreciation and amortization	4,655	3,552	1,103	31.1%
Change in fair value of contingent consideration	154	(349)	503	(144.1)%
Total operating expenses	37,014	81,338	(44,324)	(54.5)%

Income from operations	4,097	3,530	567	16.1%

Interest expense, net	2,014	914	1,100	120.4%

Income before income taxes	2,083	2,616	(533)	n/m

Provision for income taxes	149	265	(116)	(43.8)%

Net income	1,934	2,351	(417)	n/m

Net income attributable to non-controlling interest	2,083	2,173	(90)	n/m
Net (loss) income attributable to i3 Verticals, Inc.	$(149)	$178	$(327)	n/m
n/m = not meaningful
Revenue
Revenue decreased $43.8 million, or 51.6%, to $41.1 million for the three months ended December 31, 2019 from $84.9 million for the three months ended December 31, 2018. This decrease was driven by the adoption of ASC 606 effective October 1, 2019, which resulted in our revenues being presented net of interchange and network fees prospectively. This change in presentation affected our reported revenues and operating expenses for three months ended December 31, 2019 by the same amount and had no effect on our income from operations.
Revenue without the effect of the adoption of ASC 606 increased $25.3 million, or 29.9%, to $110.2 million for the three months ended December 31, 2019 from $84.9 million for the three months ended December 31, 2018. This increase was principally driven by acquisitions completed during the 2019 fiscal year. These acquisitions contributed an incremental $16.1 million, net of inter-segment eliminations, to our revenue for the three months ended December 31, 2019. The remaining $9.2 million of increased revenue was due primarily to an increase in payment volume.

Without the effect of the adoption of ASC 606, revenue related to a subset of merchant contracts purchased in 2014 and 2017 (“Purchased Portfolios”), which have a higher rate of revenue attrition and payment volume attrition than the rest of our business, decreased $1.2 million, or 31.1%, to $2.6 million for the three months ended December 31, 2019 from $3.8 million for the three months ended December 31, 2018. Excluding revenues from the Purchased Portfolios, revenue grew $26.5 million, or 32.8%, to $107.6 million for the three months ended December 31, 2019 from $81.0 million for the three months ended December 31, 2018.
Without the effect of the adoption of ASC 606, revenue within Merchant Services increased $16.3 million, or 21.0%, to $94.0 million for the three months ended December 31, 2019 from $77.7 million for the three months ended December 31, 2018. This increase was principally driven by an increase in payments revenue of $16.5 million, partially offset by a decrease in other revenue of $0.2 million for the three months ended December 31, 2019. The increase in payments revenue was primarily due to an increase in payment volume.
Without the effect of the adoption of ASC 606, revenue within Proprietary Software and Payments increased $9.4 million, or 131.7%, to $16.6 million for the three months ended December 31, 2019 from $7.2 million for the three months ended December 31, 2018. This increase was principally driven by an increase in other revenue of $5.8 million for the three months ended December 31, 2019, driven by software and related services. In addition, payments revenue increased $3.7 million for the three months ended December 31, 2019, driven by payment volume.
Payment volume increased $0.9 billion, or 30.4%, to $3.8 billion for the three months ended December 31, 2019 from $2.9 billion for the three months ended December 31, 2018.
Interchange and Network Fees
Interchange and network fees without the effect of the adoption of ASC 606 decreased $55.8 million, or 100.0%, to $0.0 million for the three months ended December 31, 2019 from $55.8 million for the three months ended December 31, 2018. This decrease was driven by the adoption of ASC 606 effective October 1, 2019, which resulted in our revenues being presented net of interchange and network fees prospectively. This change in presentation affected our reported revenues and operating expenses for three months ended December 31, 2019 by the same amount and had no effect on our income from operations.
Interchange and network fees without the effect of the adoption of ASC 606 increased $13.3 million, or 23.8%, to $69.1 million for the three months ended December 31, 2019 from $55.8 million for the three months ended December 31, 2018. Acquisitions completed during the 2019 fiscal year contributed an incremental $5.8 million to our interchange and network fees for the three months ended December 31, 2019. The remaining $7.5 million of increased interchange and network fees was due primarily to an increase in payment volume.
Without the effect of the adoption of ASC 606, interchange and network fees related to the Purchased Portfolios decreased $0.5 million, or 27.3%, to $1.3 million for the three months ended December 31, 2019 from $1.8 million for the three months ended December 31, 2018. Excluding interchange and network fees from these Purchased Portfolios, interchange and network fees grew $13.8 million, or 25.5%, to $67.8 million for the three months ended December 31, 2019 from $54.0 million for the three months ended December 31, 2018.
Without the effect of the adoption of ASC 606, interchange and network fees within Merchant Services increased $12.2 million, or 22.4%, to $66.6 million for the three months ended December 31, 2019 from $54.4 million for the three months ended December 31, 2018. Without the effect of the adoption of ASC 606, interchange and network fees within Proprietary Software and Payments increased $1.1 million, or 74.0%, to $2.5 million for the three months ended December 31, 2019 from $1.5 million for the three months ended December 31, 2018.
Other Costs of Services
Other costs of services increased $3.1 million, or 32.0%, to $12.9 million for the three months ended December 31, 2019 from $9.8 million for the three months ended December 31, 2018. This increase was driven by acquisitions completed during the 2020 and 2019 fiscal years. These acquisitions contributed an incremental $2.5 million to our other costs of services for the three months ended December 31, 2019.

Other costs of services within Merchant Services increased $2.7 million, or 28.9%, to $12.1 million for the three months ended December 31, 2019 from $9.4 million for the three months ended December 31, 2018.
Other costs of services within Proprietary Software and Payments was unchanged at $1.2 million for the three months ended December 31, 2019 and 2018.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $6.8 million, or 54.1%, to $19.3 million for the three months ended December 31, 2019 from $12.5 million for the three months ended December 31, 2018. This increase was primarily driven by an increase in employment costs of $5.2 million due to an increase in stock compensation expense and an increase in headcount resulting from acquisitions. Increases in software and technological services, rent and advertising comprised the remainder of the increase.
Depreciation and Amortization
Depreciation and amortization increased $1.1 million, or 31.1%, to $4.7 million for the three months ended December 31, 2019 from $3.6 million for the three months ended December 31, 2018. Amortization expense increased $0.9 million to $4.2 million for the three months ended December 31, 2019 from $3.3 million for the three months ended December 31, 2018 primarily due to acquisitions completed during the three months ended December 31, 2019. Depreciation expense increased $0.2 million to $0.5 million for the three months ended December 31, 2019 from $0.3 million for the three months ended December 31, 2018.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a charge of $0.2 million for the three months ended December 31, 2019 primarily due to the performance of some of our acquisitions exceeding our expectations. The change in fair value of contingent consideration for the three months ended December 31, 2018 was a benefit of $0.3 million.
Interest Expense, net
Interest expense, net, increased $1.1 million, or 120.4%, to $2.0 million for the three months ended December 31, 2019 from $0.9 million for the three months ended December 31, 2018. The increase reflects a higher average outstanding debt balance for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018.
Provision for Income Taxes
The provision for income taxes decreased to $0.1 million for the three months ended December 31, 2019 from $0.3 million for the three months ended December 31, 2018. Our effective tax rate was 7% for the three months ended December 31, 2019. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company. The income of minority owned i3 Verticals, LLC is not taxed and the separate loss of the Company has minimal tax effect due to the allocations from i3 Verticals, LLC.
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

Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash from operating activities. As of December 31, 2019, we had $0.3 million of cash and cash equivalents and available borrowing capacity of $166.0 million under our Senior Secured Credit Facility. We usually minimize cash balances by making payments on our revolving line of credit to minimize borrowings and interest expense.
Our primary cash needs are to fund working capital requirements, invest in our technology infrastructure, fund acquisitions and related contingent consideration, make scheduled principal and interest payments on our outstanding indebtedness and pay tax distributions to members. We consistently have positive cash flow provided by operations and expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under the Senior Secured Credit Facility will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for at least the next twelve months. Our growth strategy includes acquisitions. We expect to fund acquisitions through a combination of net cash from operating activities, borrowings under our Senior Secured Credit Facility and through the issuance of equity and debt securities.As a holding company, we depend on distributions or loans from i3 Verticals, LLC to access funds earned by our operations. The covenants contained in the Senior Secured Credit Facility may restrict i3 Verticals, LLC’s ability to provide funds to i3 Verticals, Inc.
Cash Flows
The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.
Three Months Ended December 31, 2019 and 2018

	Three months ended December 31,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$7,484	$6,072
Net cash used in investing activities	$(1,782)	$(22,026)
Net cash (used in) provided by financing activities	$(6,635)	$16,270
Cash Flow from Operating Activities
Net cash provided by operating activities increased $1.4 million to $7.5 million for the three months ended December 31, 2019 from $6.1 million for the three months ended December 31, 2018. The increase in net cash provided by operating activities was partially offset by a decrease in net income of $0.4 million. The increase in net cash provided by operating activities was driven by increases in equity-based compensation of $1.2 million, depreciation and amortization expense of $1.1 million and an increase in increases in non-cash contingent consideration from original estimates of $0.5 million. The increase in net cash provided by operating activities was partially offset by a decrease in operating assets and liabilities of $0.9 million. The decrease in operating assets and liabilities was primarily driven by a $3.1 million decrease in accrued liabilities and a $0.9 million increase in accounts receivable, partially offset by a $1.7 million increase in accounts payable, a $1.1 million increase in deferred revenue and a $0.9 million decrease in contingent consideration paid in excess of original estimates for the three months ended December 31, 2019 compared to the three months ended December 31, 2018.
Cash Flow from Investing Activities
Net cash used in investing activities decreased $20.2 million to $1.8 million for the three months ended December 31, 2019 from $22.0 million for the three months ended December 31, 2018. The largest driver of cash used in investing activities for the three months ended December 31, 2018 was cash used in acquisitions, net of cash acquired. For the three months ended December 31, 2018, we used $21.0 million of cash for acquisitions, net of cash acquired.

Cash Flow from Financing Activities
Net cash (used in) provided by financing activities decreased $22.9 million to $6.6 million net cash used in financing activities for the three months ended December 31, 2019 from $16.3 million net cash provided by financing activities for the three months ended December 31, 2018. The decrease in net cash (used in) provided by financing activities was primarily the result of an increase in payments of the revolving credit facility of $31.6 million, partially offset by an increase in proceeds from the revolving credit facility of $6.3 million and a decrease in payments of notes payable to banks of $1.3 million for the three months ended December 31, 2019 compared to the three months ended December 31, 2018.
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
On May 9, 2019, we replaced our existing 2017 Senior Secured Credit Facility with a new credit agreement (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility consists of a $300.0 million revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to $50.0 million in the aggregate (subject to the receipt of additional commitments for any such incremental loan amounts). The Senior Secured Credit Facility accrues interest at LIBOR (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) plus an applicable margin of 2.25% to 3.25% (3.25% as of December 31, 2019), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%), plus an applicable margin of 0.25% to 1.25% (1.25% as of December 31, 2019), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires us to pay unused commitment fees of 0.15% to 0.30% (0.30% as of December 31, 2019) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The maturity date of the Senior Secured Credit Facility is May 9, 2024. As of December 31, 2019, there was $166.0 million available for borrowing under the revolving credit facility.
The Senior Secured Credit Facility is secured by substantially all of our assets. The lenders under the Senior Secured Credit Facility hold senior rights to collateral and principal repayment over all other creditors.
The provisions of the Senior Secured Credit Facility place certain restrictions and limitations upon us. These include, among others, restrictions on liens, investments, indebtedness, fundamental changes and dispositions; maintenance of certain financial ratios; and certain non-financial covenants pertaining to our activities during the period covered.
Secondary Offering
On June 10, 2019, we completed the June 2019 Secondary Public Offering of 5,165,527 shares of our Class A common stock, at a public offering price of $22.75 per share, which included a full exercise of the underwriters' option to purchase 673,764 additional shares of Class A Common Stock from us. We received approximately $111.6 million of net proceeds, after deducting underwriting discounts and commissions, but before offering expenses. We used the net proceeds to purchase (1) 1,000,000 Common Units directly from i3 Verticals, LLC, and (2) 4,165,527 Common Units (including 673,764 Common Units due to the exercise of the underwriters' option to purchase additional shares in full) and an equivalent number of Class B common stock (which shares were then canceled) from certain Continuing Equity Owners, in each case at a price per Common Unit equal to the price per share paid by the underwriters for shares of our Class A common stock in the offering. i3 Verticals, LLC received $20.9 million in net proceeds from the sale of Common Units to the Company, which it used to repay outstanding indebtedness. In connection with this offering, we recognized an additional deferred tax asset of $26.2 million related to the Tax Receivable Agreement and a corresponding liability of $22.2 million.

Contractual Obligations
The following table summarizes our contractual obligations and commitments as of December 31, 2019 related to leases and borrowings:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(in thousands)
Processing minimums(1)	$9,001	$2,974	$3,800	$2,227	$—
Facility leases	10,398	2,519	4,090	2,942	847
Senior Secured Credit Facility and related interest(2)	174,531	8,540	17,080	148,911	—
Contingent consideration(3)	18,380	12,134	6,246	—	—
Total	$212,310	$26,167	$31,216	$154,080	$847
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
2.We estimated interest payments through the maturity of our Senior Secured Credit Facility by applying the interest rate of 5.22% in effect on our term loan as of December 31, 2019, plus an unused fee rate of 0.15%.
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

As of December 31, 2019, the total amount due under the Tax Receivable Agreement was $23.2 million, and payments to the Continuing Equity Owners related to exchanges through December 31, 2019 will range from $0 to $2.1 million per year and are expected to be paid over the next 24 years. The amounts recorded as of December 31, 2019, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

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
As of December 31, 2019, there have been no significant changes to our critical accounting estimates disclosed in the Form 10-K filed with the SEC on November 22, 2019, except as described in Note 2 to our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements
As of December 31, 2019, there have been no significant changes to our recently issued accounting pronouncements disclosed in the Form 10-K filed with the SEC on November 22, 2019, except as described in Note 2 to our interim condensed consolidated financial statements.

Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of December 31, 2019, the Senior Secured Credit Facility consists of a $300.0 million revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to $50.0 million in the aggregate (subject to the receipt of additional commitments for any such incremental loan amounts). The Senior Secured Credit Facility accrues interest at LIBOR (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) plus an applicable margin of 2.25% to 3.25% (3.25% as of December 31, 2019), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%), plus an applicable margin of 0.25% to 1.25% (1.25% as of December 31, 2019), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires us to pay unused commitment fees of 0.15% to 0.30% (0.30% as of December 31, 2019) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The maturity date of the Senior Secured Credit Facility is May 9, 2024. As of December 31, 2019, there was $166.0 million available for borrowing under the revolving credit facility.

As of December 31, 2019, we had borrowings outstanding of $134.0 million under the Senior Secured Credit Facility. A 1.0% increase or decrease in the interest rate applicable to such borrowing (which is the LIBOR rate) would have a $1.3 million impact on the results of the business.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings
The information required with respect to this item can be found in Note 9 to the accompanying unaudited condensed consolidated financial statements contained in this report and is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Form 10-K for the fiscal year ended September 30, 2019, filed with the SEC on November 22, 2019.

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

i3 Verticals, Inc.

		By:	/s/ Clay Whitson
Clay Whitson
Chief Financial Officer

Date:	February 10, 2020