Form 10-Q
period 2020-03-31
i3 Verticals, Inc.
filed 2020-05-11
CIK 1728688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
(615) 465-4497
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of May 11, 2020, there were 15,048,918 outstanding shares of Class A common stock, $0.0001 par value per share, and 12,401,621 outstanding shares of Class B common stock, $0.0001 par value per share.

PART I. - FINANCIAL INFORMATION
Item 1.    Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	September 30,
	2020	2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,591	$1,119
Accounts receivable, net	13,515	15,335
Prepaid expenses and other current assets	4,662	4,117
Total current assets	19,768	20,571
Property and equipment, net	5,035	5,026
Restricted cash	1,581	2,081
Capitalized software, net	14,472	15,454
Goodwill	167,054	168,284
Intangible assets, net	102,837	107,419
Deferred tax asset	35,334	28,138
Other assets	5,101	2,329
Total assets	$351,182	$349,302

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$3,520	$3,438
Accrued expenses and other current liabilities	17,884	21,560
Deferred revenue	9,613	10,237
Total current liabilities	31,017	35,235
Long-term debt, less current portion and debt issuance costs, net	123,226	139,298
Long-term tax receivable agreement obligations	25,773	23,204
Other long-term liabilities	4,385	9,124
Total liabilities	184,401	206,861
Commitments and contingencies (see Note 9)
Stockholders' equity
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2020 and September 30, 2019	—	—
Class A common stock, par value $0.0001 per share, 150,000,000 shares authorized; 15,038,918 and 14,444,115 shares issued and outstanding as of March 31, 2020 and September 30, 2019, respectively	1	1
Class B common stock, par value $0.0001 per share, 40,000,000 shares authorized; 12,411,621 and 12,921,637 shares issued and outstanding as of March 31, 2020 and September 30, 2019, respectively	1	1
Additional paid-in-capital	104,122	82,380
Accumulated (deficit) earnings	(1,016)	(2,309)
Total stockholders' equity	103,108	80,073
Non-controlling interest	63,673	62,368
Total equity	166,781	142,441
Total liabilities and stockholders' equity	$351,182	$349,302
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019

Revenue	$39,178	$85,394	$80,289	$170,262

Operating expenses
Interchange and network fees(1)		54,685		110,514
Other costs of services	11,955	10,193	24,873	19,983
Selling general and administrative	20,786	14,319	40,073	26,835
Depreciation and amortization	4,538	3,898	9,193	7,450
Change in fair value of contingent consideration	(142)	2,502	12	2,153
Total operating expenses	37,137	85,597	74,151	166,935

Income (loss) from operations	2,041	(203)	6,138	3,327

Interest expense, net	2,184	1,155	4,198	2,069

(Loss) income before income taxes	(143)	(1,358)	1,940	1,258

(Benefit from) provision for income taxes	(2,062)	(136)	(1,913)	129

Net income (loss)	1,919	(1,222)	3,853	1,129

Net income (loss) attributable to non-controlling interest	1,182	(120)	3,265	2,053
Net income (loss) attributable to i3 Verticals, Inc.	$737	$(1,102)	$588	$(924)

Net income (loss) per share attributable to Class A common stockholders:
Basic	$0.05	$(0.12)	$0.04	$(0.10)
Diluted	$0.05	$(0.12)	$0.04	$(0.10)
Weighted average shares of Class A common stock outstanding:
Basic	14,456,970	8,887,050	14,344,768	8,849,431
Diluted	16,106,757	8,887,050	15,778,077	8,849,431
__________________________
1.Effective October 1, 2019, the Company's revenues are presented net of interchange and network fees in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. See Note 2 to our condensed consolidated financial statements for a description of the recently adopted accounting pronouncement.
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2019	14,444,115	$1	12,921,637	$1	$82,380	$(2,309)	$62,368	$142,441
Cumulative effect of adoption of new accounting standard	—	—	—	—	—	705	640	1,345
Equity-based compensation	—	—	—	—	2,124	—	—	2,124
Net (loss) income	—	—	—	—	—	(149)	2,083	1,934
Exercise of equity-based awards	53,662	—	—	—	351	—	—	351
Balance at December 31, 2019	14,497,777	$1	12,921,637	$1	$84,855	$(1,753)	$65,091	$148,195
Equity-based compensation	—	—	—	—	2,510	—	—	2,510
Forfeitures of restricted Class A common stock	—	—	—	—	—	—	—	—
Net (loss) income	—	—	—	—	—	737	1,182	1,919
Distributions to non-controlling interest holders	—	—	—	—	—	—	(3)	(3)
Redemption of common units in i3 Verticals, LLC	510,016	—	(510,016)	—	2,597	—	(2,597)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	596	—	—	596
Exercise of equity-based awards	31,125	$—	—	—	2	—	—	2
Equity component of exchangeable notes, net of issuance costs and deferred taxes	—	$—	—	—	27,569	—	—	27,569
Purchases of exchangeable note hedges	—	$—	—	—	(28,676)	—	—	(28,676)
Issuance of warrants	—	$—	—	—	14,669	—	—	14,669
Balance at March 31, 2020	15,038,918	$1	12,411,621	$1	$104,122	$(1,016)	$63,673	$166,781
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED) (CONTINUED)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2018	9,112,042	$1	17,213,806	$2	$38,562	$736	$72,897	$112,198
Equity-based compensation	—	—	—	—	951	—	—	$951
Forfeitures of restricted Class A common stock	(4,010)	—	—	—	—	—	—	$—
Net (loss) income	—	—	—	—	—	178	2,173	$2,351
Distributions to non-controlling interest holders	—	—	—	—	—	—	(934)	$(934)
Balance at December 31, 2018	9,108,032	$1	17,213,806	$2	$39,513	$914	$74,136	$114,566
Equity-based compensation	—	—	—	—	1,363	—	—	$1,363
Forfeitures of restricted Class A common stock	(17,644)	—	—	—	—	—	—	$—
Net (loss) income	—	—	—	—	—	(1,102)	(120)	$(1,222)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(89)	$(89)
Redemption of common units in i3 Verticals, LLC	101,642	—	(101,642)	—	291	—	(291)	$—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	117	—	—	$117
Balance at March 31, 2019	9,192,030	$1	17,112,164	$2	$41,284	$(188)	$73,636	$114,735

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$3,853	$1,129
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,193	7,450
Equity-based compensation	4,634	2,314
Provision for doubtful accounts	64	58
Amortization of debt discount and issuance costs	838	465
Debt issuance costs write offs	141	—
Amortization of capitalized client acquisition costs	184	—
Loss on disposal of assets	—	8
(Benefit from) provision for deferred income taxes	(2,668)	—
Increase in non-cash contingent consideration expense from original estimate	12	2,153
Changes in operating assets:
Accounts receivable	2,087	2,808
Prepaid expenses and other current assets	(617)	(584)
Other assets	(1,308)	(1,259)
Changes in operating liabilities:
Accounts payable	(110)	(755)
Accrued expenses and other current liabilities	(2,464)	852
Deferred revenue	(572)	(1,612)
Other long-term liabilities	(65)	(43)
Contingent consideration paid in excess of original estimates	(4,355)	(1,560)
Net cash provided by operating activities	8,847	11,424

Cash flows from investing activities:
Expenditures for property and equipment	(923)	(312)
Expenditures for capitalized software	(1,238)	(782)
Purchases of merchant portfolios and residual buyouts	(1,597)	(2,582)
Acquisitions of businesses, net of cash acquired	—	(41,224)
Acquisition of other intangibles	(123)	(45)
Net cash used in investing activities	(3,881)	(44,945)
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Six months ended March 31,
	2020	2019
Cash flows from financing activities:
Proceeds from revolving credit facility	80,991	52,500
Payments of revolving credit facility	(203,135)	(12,000)
Proceeds from borrowings on exchangeable notes	138,000	—
Payments for purchase of exchangeable senior note hedges	(28,676)	—
Proceeds from issuance of warrants	14,669	—
Payments of notes payable to banks	—	(2,500)
Payment of debt issuance costs	(5,071)	—
Cash paid for contingent consideration	(2,122)	(2,634)
Payments for required distributions to members for tax obligations	(3)	(1,023)
Proceeds from stock option exercises	474	—
Payments for employee's tax withholdings from net settled stock option exercises	(121)	—
Net cash (used in) provided by financing activities	(4,994)	34,343

Net increase (decrease) in cash, cash equivalents, and restricted cash	(28)	822
Cash, cash equivalents, and restricted cash at beginning of period	3,200	1,237
Cash, cash equivalents, and restricted cash at end of period	$3,172	$2,059

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,281	$1,557
Cash paid for income taxes	$262	$1,925
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to that shown in the Condensed Consolidated Statements of Cash Flows:

	Six months ended March 31,
	2020	2019
Beginning balance
Cash and cash equivalents	$1,119	$572
Restricted cash	2,081	665
Total cash, cash equivalents, and restricted cash	$3,200	$1,237

Ending balance
Cash and cash equivalents	$1,591	$1,393
Restricted cash	1,581	666
Total cash, cash equivalents, and restricted cash	$3,172	$2,059
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
•i3 Verticals, LLC and the Company consummated a merger among i3 Verticals, LLC, i3 Verticals, Inc. and a newly formed wholly-owned subsidiary of i3 Verticals, Inc. (“MergerSub”) whereby: (1) MergerSub merged with and into i3 Verticals, LLC, with i3 Verticals, LLC as the surviving entity; (2) Class A voting common units converted into newly issued Common Units in i3 Verticals, LLC together with an equal number of shares of Class B common stock of i3 Verticals, Inc., and (3) Class B non-voting common units converted into Class A common stock of i3 Verticals, Inc. based on a conversion ratio that provided an equitable adjustment to reflect the full value of the Class B non-voting common units; and
•the Company issued shares of its Class A common stock pursuant to a voluntary private conversion of certain subordinated notes by certain related and unrelated creditors of i3 Verticals, LLC.

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
As of March 31, 2020, i3 Verticals, Inc. owned 54.8% of the economic interest in i3 Verticals, LLC. As of March 31, 2020, the Continuing Equity Owners owned Common Units in i3 Verticals, LLC representing approximately 45.2% of the economic interest in i3 Verticals, LLC, shares of Class A common stock in the Company representing approximately 0.8% of the economic interest and voting power in the Company, and shares of Class B common stock in i3 Verticals, Inc., representing approximately 45.2% of the voting power in the Company. Combining the Class A common stock and Class B common stock, the Continuing Equity Owners hold approximately 46.0% of the economic interest and voting power in i3 Verticals, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the reporting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the unaudited condensed consolidated financial statements of the Company and its subsidiaries as of March 31, 2020 and for the three and six months ended March 31, 2020 and 2019. The results of operations for the three and six months ended March 31, 2020 and 2019 are not necessarily indicative of the operating results for the full year. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Company's consolidated financial statements and related footnotes for the years ended September 30, 2019 and 2018, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018.
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
Inventories
Inventories consist of point-of-sale equipment to be sold to clients and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Inventories were $1,662 and $1,294 at March 31, 2020 and September 30, 2019, respectively, and are included within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
Notes Receivable
Notes receivable consist of loans made to unrelated entities. Notes receivable were $1,195 and $195 at March 31, 2020 and September 30, 2019, respectively, and are included within other assets on the accompanying condensed consolidated balance sheets.
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
The operating results of an acquisition are included in the Company’s condensed consolidated statements of operations from the date of such acquisition. No acquisitions were completed during the six months ended March 31, 2020.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Revenue Recognition and Deferred Revenue
For the six months ended March 31, 2020, revenue is recognized as each performance obligation is satisfied, in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company accrues for rights of refund, processing errors or penalties, or other related allowances based on historical experience. The Company utilized the portfolio approach practical expedient within ASC 606-10-10-4 Revenue from Contracts with Customers—Objectives and the significant financing component practical expedient within ASC 606-10-32-18 Revenue from Contracts with Customers—The Existence of a Significant Financing Component in the Contract in performing the analysis. The Company adopted ASC 606 on October 1, 2019, using the modified retrospective method and applying the standard to all contracts not completed on the date of adoption. Results for the reporting period beginning October 1, 2019 are presented under ASC 606, while prior period amounts continue to be reported in accordance with the Company's historic accounting practices under previous guidance.
The majority of the Company's revenue for the six months ended March 31, 2020 and 2019 is derived from volume-based payment processing fees (“discount fees”) and other related fixed transaction or service fees. The remainder is comprised of sales of software licensing subscriptions, ongoing support, and other POS-related solutions the Company provides to its clients directly and through its processing bank relationships.
Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed or a specified per transaction amount, depending on the card type. The Company frequently enters into agreements with client under which the client engages the Company to provide both payment authorization services and transaction settlement services for all of the cardholder transactions of the client, regardless of which issuing bank and card network to which the transaction relates. The Company’s core performance obligations are to stand ready to provide continuous access to the Company’s payment authorization services and transaction settlement services in order to be able to process as many transactions as its clients require on a daily basis over the contract term. These services are stand ready obligations, as the timing and quantity of transactions to be processed is not determinable. Under a stand-ready obligation, the Company’s performance obligation is defined by each time increment rather than by the underlying activities satisfied over time based on days elapsed. Because the service of standing ready is substantially the same each day and has the same pattern of transfer to the client, the Company has determined that its stand-ready performance obligation comprises a series of distinct days of service. Discount fees are recognized each day based on the volume or transaction count at the time the merchants’ transactions are processed.
The Company follows the requirements of ASC 606-10-55 Revenue from Contracts with Customers—Principal versus Agent Considerations, which states that the determination of whether a company should recognize revenue based on the gross amount billed to a client or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement. The determination of gross versus net recognition of revenue requires judgment that depends on whether the Company controls the good or service before it is transferred to the merchant or whether the Company is acting as an agent of a third party. The assessment is provided separately for each performance obligation identified. Under its agreements, the Company incurs interchange and network pass-through charges from the third-party card issuers and card networks, respectively, related to the provision of payment authorization services. The Company has determined that it is acting as an agent with respect to these payment authorization services, based on the following factors: (1) the Company has no discretion over which card issuing bank will be used to process a transaction and is unable to direct the activity of the merchant to another card issuing bank, and (2) interchange and card network rates are pre-established by the card issuers or card networks, and the Company has no latitude in determining these fees. Therefore, revenue allocated to the payment authorization performance obligation is presented net of interchange and card network fees paid to the card issuing banks and card networks, respectively, for the six months ended March 31, 2020, subsequent to the adoption of ASC 606.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
With regards to the Company's discount fees, generally, where the Company has control over merchant pricing, merchant portability, credit risk and ultimate responsibility for the merchant relationship, revenues are reported at the time of sale equal to the full amount of the discount charged to the merchant, less interchange and network fees. Revenues generated from merchant portfolios where the Company does not have control over merchant pricing, liability for merchant losses or credit risk or rights of portability are reported net of interchange and network fees as well as third-party processing costs directly attributable to processing and bank sponsorship costs.
Revenues are also derived from a variety of fixed transaction or service fees, including authorization fees, convenience fees, statement fees, annual fees, gateway fees, which are charged for accessing our payment and software solutions, and fees for other miscellaneous services, such as handling chargebacks. Revenues derived from service fees are recognized at the time the services are performed and there are no further performance obligations. Revenue from fixed transactions, which principally relates to the sale of equipment, is recognized upon transfer of ownership and delivery to the client, after which there are no further performance obligations.
Revenues from sales of the Company’s software are recognized when the related performance obligations are satisfied. Sales of software licenses are categorized into one of two categories of intellectual property in accordance with ASC 606, functional or symbolic. The key distinction is whether the license represents a right to use (functional) or a right to access (symbolic) intellectual property. The Company generates sales of one-time software licenses, which is functional intellectual property. Revenue from functional intellectual property is recognized at a point in time, when delivered to the client. The Company also offers access to its software under software-as-a-service (“SaaS”) arrangements, which represent services arrangements. Revenue from SaaS arrangements is recognized over time, over the term of the agreement.
Arrangements may contain multiple performance obligations, such as payment authorization services, transaction settlement services, hardware, software products, maintenance, and professional installation and training services. Revenues are allocated to each performance obligation based on the standalone selling price of each good or service. The selling price for a deliverable is based on standalone selling price, if available, the adjusted market assessment approach, estimated cost plus margin approach, or residual approach. The Company establishes estimated selling price, based on the judgment of the Company's management, considering internal factors such as margin objectives, pricing practices and controls, client segment pricing strategies and the product life cycle. In arrangements with multiple performance obligations, the Company determines allocation of the transaction price at inception of the arrangement and uses the standalone selling prices for the majority of our revenue recognition.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The tables below present a disaggregation of the Company's revenue from contracts with clients by product by segment. Refer to Note 11 for discussion of the Company's segments. The Company's products are defined as follows:
•Payments — Includes discount fees, gateway fees and other related fixed transaction or service fees.
•Other — Includes sales of software, sales of equipment, professional services and other revenues.

	For the Three Months Ended March 31, 2020
	Merchant Services	Proprietary Software and Payments	Other	Total
Payments revenue	$20,863	$6,050	$(527)	$26,386
Other revenue	4,155	8,641	(4)	12,792
Total revenue	$25,018	$14,691	$(531)	$39,178

	For the Three Months Ended March 31, 2019
	Merchant Services	Proprietary Software and Payments	Other	Total
Payments revenue	$70,924	$5,808	$—	$76,732
Other revenue	5,951	2,711	—	8,662
Total revenue	$76,875	$8,519	$—	$85,394

	For the Six Months Ended March 31, 2020
	Merchant Services	Proprietary Software and Payments	Other	Total
Payments revenue	$43,316	$12,376	$(935)	$54,757
Other revenue	9,167	16,371	(6)	25,532
Total revenue	$52,483	$28,747	$(941)	$80,289

	For the Six Months Ended March 31, 2019
	Merchant Services	Proprietary Software and Payments	Other	Total
Payments revenue	$143,461	$11,010	$—	$154,471
Other revenue	11,116	4,675	—	15,791
Total revenue	$154,577	$15,685	$—	$170,262

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The tables below present a disaggregation of the Company's revenue from contracts with clients by timing of transfer of goods or services by segment. The Company's revenue included in each category are defined as follows:
•Revenue transferred over time — Includes discount fees, gateway fees, sales of SaaS and ongoing support contract revenue.
•Revenue transferred at a point in time — Includes fixed service fees, software licenses sold as functional intellectual property, professional services and other equipment.

	For the Three Months Ended March 31, 2020
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue earned over time	$18,537	$10,434	$(526)	$28,445
Revenue earned at a point in time	6,481	4,257	(5)	10,733
Total revenue	$25,018	$14,691	$(531)	$39,178

	For the Three Months Ended March 31, 2019
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue earned over time	$68,602	$7,006	$—	$75,608
Revenue earned at a point in time	8,273	1,513	—	9,786
Total revenue	$76,875	$8,519	$—	$85,394

	For the Six Months Ended March 31, 2020
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue earned over time	$36,667	$20,383	$(934)	$56,116
Revenue earned at a point in time	15,816	8,364	(7)	24,173
Total revenue	$52,483	$28,747	$(941)	$80,289

	For the Six Months Ended March 31, 2019
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue earned over time	$137,550	$12,998	$—	$150,548
Revenue earned at a point in time	17,027	2,687	—	19,714
Total revenue	$154,577	$15,685	$—	$170,262

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Contract Liabilities
Deferred revenue represents amounts billed to clients by the Company for services contracts. Payment is typically collected at the start of the contract term. The initial prepaid contract agreement balance is deferred. The balance is then recognized as the services are provided over the contract term. Deferred revenue that is expected to be recognized as revenue within one year is recorded as short-term deferred revenue and the remaining portion is recorded as other long-term liabilities in the condensed consolidated balance sheets. The terms for most of our contracts with a deferred revenue component are one year. Substantially all the Company's deferred revenue is anticipated to be recognized within the next year.
The following table presents the changes in deferred revenue as of and for the six months ended March 31, 2020:

Balance at September 30, 2019	$10,237
Deferral of revenue	5,389
Recognition of unearned revenue	(5,211)
Balance at December 31, 2019	$10,415
Deferral of revenue	$5,004
Recognition of unearned revenue	$(5,753)
Balance at March 31, 2020	$9,666
Costs to Obtain and Fulfill a Contract
The Company capitalizes incremental costs to obtain new contracts and contract renewals and amortizes these costs on a straight-line basis as an expense over the benefit period, which is generally the contract term, unless a commensurate payment is not expected at renewal. As of March 31, 2020, the Company had $2,830, of capitalized contract costs, which relates to commissions paid to obtain new sales, included within "Prepaid expenses and other current assets” and “Other assets" on the condensed consolidated balance sheets. The Company recorded commissions expense related to these costs for the six months ended March 31, 2020 of $184.
The Company expenses sales commissions as incurred for the Company's sales commission plans that are paid on recurring monthly revenues, portfolios of existing clients, or have a substantive stay requirement prior to payment.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, the value of purchase consideration paid and identifiable assets acquired and assumed in acquisitions, goodwill and intangible asset impairment review, determination of performance obligations for revenue recognition, loss reserves, assumptions used in the calculation of equity-based compensation and in the calculation of income taxes, and certain tax assets and liabilities as well as the related valuation allowances. The uncertainty surrounding estimates is increased due to the recent development of COVID-19, which is further described in Note 15. There could be material changes to these estimates as a result of COVID-19 developments in future periods. Actual results could differ from those estimates.
During the second quarter of fiscal year 2020, the Company has recorded a $2,668 reduction in the valuation allowance on the deferred tax asset related to the Company’s investment in partnership and a corresponding reduction in the Company's income tax expense in the three months ended March 31, 2020. Management has determined an additional portion of the deferred tax asset will be more likely than not realized based off an evaluation of the four sources of taxable income.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
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
The new standard changed the timing of certain revenue and expenses to be recognized under various arrangement types. More judgment and estimates are required when applying the requirements of the new

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
standard than were required under prior GAAP, such as estimating the amount of variable consideration to include in transaction price and estimating expected periods of benefit for certain costs. Through management's review of individual contracts and historical revenue recognition patterns in comparison to the provisions under ASU 2014-09, the Company determined the timing of revenue to be recognized under ASU 2014-09 for each of the Company’s revenue categories, including discount fees, software licensing subscriptions, ongoing support, and other POS-related solutions, is similar to the timing of revenue recognized under the historical guidance under ASC 605. The Company will evaluate, on an ongoing basis, costs to obtain contracts with clients, as well as certain implementation and set-up costs, and, in some cases, may be required to amortize these costs over longer periods than they were historically amortized. Finally, the new standard required additional disclosures regarding revenues and related capitalized contract costs, if any.
The Company adopted the new revenue standard using a modified retrospective basis on October 1, 2019. The Company has recorded a $705 cumulative increase to accumulated earnings and a $640 cumulative increase to non-controlling interest as a result of the adoption, due to capitalized costs to obtain contracts with clients being amortized over the expected life of the client rather than the life of the specific contract.
The Company determined that the most significant ongoing impact of adopting the new revenue standard was driven by changes in principal versus agent considerations, with the majority of the change overall in total net revenue attributable to reflecting the Company's payment authorization services net of related interchange and network fees prospectively. The Company's interchange and network fees of $54,685 and $110,514 were classified in “Operating Expenses” on the Condensed Consolidated Statement of Operations for the three and six months ended March 31, 2019, respectively. The Company's interchange and network fees of $63,199 and $132,301 were included as a reduction to revenue on the Condensed Consolidated Statement of Operations for the three and six months ended March 31, 2020, respectively. Under the modified retrospective basis, the Company has not restated its comparative unaudited condensed consolidated financial statements for these effects. The adoption of the new revenue standard did not have a material impact on net income. The following table presents the material impacts of adopting ASC 606 on the Company's unaudited condensed consolidated statement of operations for the three months ended March 31, 2020:

	Three months ended March 31, 2020
	As reported	Adjustment	Presentation without adoption of ASC 606
Revenue	$39,178	$63,199	$102,377
Operating expenses
Interchange and network fees	$—	$63,199	$63,199
The following table presents the material impacts of adopting ASC 606 on the Company's unaudited condensed consolidated statement of operations for the six months ended March 31, 2020:

	Six months ended March 31, 2020
	As reported	Adjustment	Presentation without adoption of ASC 606
Revenue	$80,289	$132,301	$212,590
Operating expenses
Interchange and network fees	$—	$132,301	$132,301

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following table presents the impacts of adoption of ASC 606 on the Company's unaudited condensed consolidated balance sheet as of March 31, 2020:

	As of March 31, 2020
	As reported	Adjustment	Presentation without adoption of ASC 606
Assets
Current assets
Prepaid expenses and other current assets	$4,662	$213	$4,875
Deferred tax asset	$35,334	$11	$35,345
Other assets	$5,101	$(1,692)	$3,409
Liabilities and equity
Stockholders' equity
Accumulated deficit	$(1,016)	$(774)	$(1,790)
Non-controlling interest	$63,673	$(694)	$62,979
The adoption of ASC 606 did not have a material impact on the Company’s unaudited condensed consolidated statement of cash flows for the six months ended March 31, 2020. The Company has expanded its unaudited condensed consolidated financial statement disclosures as required by this new standard. See above for additional disclosures provided as a result of the adoption of ASC 606.
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820) (“ASU 2018-13”). The amendments in ASU No. 2018-13 provide clarification and modify the disclosure requirements on fair value measurement in Topic 820, Fair Value Measurement. The amendments in this ASU No. 2018-13 are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. As a result, the Company will not be required to adopt this ASU No. 2018-13 until October 1, 2021. The Company is currently evaluating the impact of the adoption of this principle on the Company’s condensed consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) (“ASU 2016-13”). The amendments in ASU No. 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The amendments in this ASU No. 2016-13 are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10 (“ASU 2019-10”), which extends the effective date for adoption of ASU 2016-13 for certain entities. As a result of the provisions in ASU No. 2019-10, and as the Company is an emerging growth company and has elected to use the extended transition period of such companies, the Company will not be required to adopt this ASU No. 2016-13 until October 1, 2023. The Company is currently evaluating the impact of the adoption of this principle on the Company’s condensed consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This ASU No. 2016-02 amends the existing guidance by recognizing all leases, including operating leases, with a term longer than twelve months on the balance sheet and disclosing key information about the lease arrangements. The update requires modified retrospective transition, with the option to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment and elect various practical expedients. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which narrows aspects of the guidance issued in the amendments in ASU 2016-02, and ASU 2018-11, Leases—Targeted Improvements (Topic 842), by

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
allowing lessees and lessors to recognize and measure existing leases at the beginning of the period of adoption without modifying the comparative period financial statements (which therefore will remain under prior GAAP, Topic 840, Leases). In December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors, which clarifies or simplifies certain narrows aspects of the guidance issued in the amendments in ASU 2016-02 for lessors. Since the Company has not yet adopted ASU 2016-02, the effective date and transition requirements will be the same as the effective date and transition requirements in ASU 2016-02. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the guidance issued in the amendments in ASU 2016-02. The amendments in this ASU No. 2016-02 are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. In November 2019, the FASB issued ASU No. 2019-10, which extends the effective date for adoption of ASU 2016-02 for certain entities. As a result of the provisions in ASU No. 2019-10, and as the Company is an emerging growth company and has elected to use the extended transition period of such companies, the Company will not be required to adopt this ASU No. 2016-02 until October 1, 2021. The Company is currently evaluating the impact of the adoption of these principles on the Company’s condensed consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). The amendments in ASU No. 2020-04 provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU No. 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning an interim period that includes or is subsequent to March 12, 2020, or prospectively from the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company may be apply ASU 2020-04 as its contracts referenced in London Interbank Offered Rate (“LIBOR”) are impacted by reference rate reform. The Company is currently evaluating the impact of the adoption of this principle on the Company’s condensed consolidated financial statements.

3. ACQUISITIONS
During the six months ended March 31, 2020, the Company acquired the following intangible assets:
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
During the six months ended March 31, 2020, the Company purchased $1,597 in residual buyouts using a combination of cash on hand and borrowings on the Company's revolving line of credit. The acquired residual buyout intangible assets have a weighted-average amortization period of eight years.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
2019 Business Combinations
During the year ended September 30, 2019, the Company completed the acquisitions of unrelated businesses, including Pace Payment Systems, Inc. Certain of the purchase price allocations assigned for these acquisitions were considered preliminary as of September 30, 2019, and are considered preliminary as of March 31, 2020.
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
The goodwill associated with the acquisition is not deductible for tax purposes. The acquired merchant relationships intangible asset has an estimated amortization period of fifteen years. The non-compete agreement and trade name have estimated amortization periods of three and five years, respectively. The weighted-average estimated amortization period of all intangibles acquired is fifteen years. The acquired capitalized software has an estimated amortization period of seven years. The acquisition also included deferred tax assets related to net operating losses and Section 163(j) carryforwards and deferred tax liabilities related to intangibles, which are presented as a total net deferred tax asset as of March 31, 2020.
Acquisition-related costs for Pace amounted to approximately $507 and were expensed as incurred.
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
Other 2019 Business Combinations
The Company completed the acquisitions of other businesses to expand the Company’s software offerings in the public sector vertical market, provide technology that enhances the Company’s Burton Platform and expand the Company's merchant base. Total purchase consideration was $98,887, including $89,191 in revolving credit facility proceeds and $9,696 of contingent consideration. Certain of the purchase price allocations assigned for these acquisitions are preliminary.
For some of these businesses acquired, the goodwill associated with the acquisition is deductible for tax purposes, and for others, the goodwill associated with the acquisition is not deductible for tax purposes. The acquired merchant relationships intangible assets have estimated amortization periods of between thirteen and twenty years. The non-compete agreement and trade names have weighted-average amortization periods of three and five years, respectively. The weighted-average amortization period for all intangibles acquired is sixteen years. The acquired capitalized software has an estimated amortization period of six years.
Acquisition-related costs for these businesses amounted to approximately $1,299 and were expensed as incurred.
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
Summary of 2019 Business Combinations
The fair values assigned to certain assets and liabilities assumed, as of the acquisition dates, as adjusted for any purchase price allocation adjustments subsequent to September 30, 2019, were as follows:

	Pace	Other	Total
Cash and cash equivalents	$108	$4,453	$4,561
Accounts receivable	545	4,907	5,452
Settlement assets	—	18	18
Related party receivable	—	—	—
Inventories	45	61	106
Prepaid expenses and other current assets	59	483	542
Property and equipment	527	1,929	2,456
Capitalized software	3,400	9,440	12,840
Acquired merchant relationships	13,400	34,480	47,880
Exclusivity Agreements	—	—	—
Non-compete agreements	60	150	210
Trade name	500	1,540	2,040
Goodwill	35,589	47,480	83,069
Other assets	2,622	2	2,624
Total assets acquired	56,855	104,943	161,798

Accounts payable	722	369	1,091
Accrued expenses and other current liabilities	56	2,284	2,340
Settlement obligations	—	18	18
Deferred revenue, current	24	2,698	2,722
Other long-term liabilities	—	687	687
Net assets acquired	$56,053	$98,887	$154,940

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
4. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill are as follows:

	Merchant Services	Proprietary Software and Payments	Other	Total
Balance at September 30, 2019 (net of accumulated impairment losses of $11,458, $0 and $0, respectively)	$108,472	$59,812	$—	$168,284
Goodwill attributable to acquisition preliminary purchase price adjustments during the six months ended March 31, 2020	(933)	(297)	—	(1,230)
Balance at March 31, 2020	$107,539	$59,515	$—	$167,054

Intangible assets consisted of the following as of March 31, 2020:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Merchant relationships	$142,671	$(48,533)	$94,138	12 to 20 years – accelerated or straight-line
Non-compete agreements	1,720	(768)	952	2 to 5 years – straight-line
Website and brand development costs	196	(38)	158	3 to 4 years – straight-line
Trade names	4,292	(1,788)	2,504	2 to 7 years – straight-line
Residual buyouts	5,794	(1,296)	4,498	2 to 8 years – straight-line
Referral and exclusivity agreements	900	(349)	551	5 to 10 years – straight-line
Total finite-lived intangible assets	155,573	(52,772)	102,801

Indefinite-lived intangible assets:
Trademarks	36	—	36
Total identifiable intangible assets	$155,609	$(52,772)	$102,837

Amortization expense for intangible assets amounted to $3,088 and $6,282 during the three and six months ended March 31, 2020, respectively, and $3,019 and $5,821 during the three and six months ended March 31, 2019, respectively.
Based on net carrying amounts at March 31, 2020, the Company's estimate of future amortization expense for intangible assets are presented in the table below for fiscal years ending September 30:

2020 (six months remaining)	$5,946
2021	10,778
2022	9,633
2023	8,583
2024	7,972
Thereafter	59,889
$102,801

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
5. LONG-TERM DEBT, NET
A summary of long-term debt, net as of March 31, 2020 and September 30, 2019 is as follows:

		March 31,	September 30,
	Maturity	2020	2019
Revolving lines of credit to banks under the Senior Secured Credit Facility	May 9, 2024	$19,000	$141,144
1% Exchangeable Senior Notes due 2025	February 15, 2025	109,904	—
Debt issuance costs, net		(5,677)	(1,846)
Total long-term debt, net of issuance costs		$123,227	$139,298

2020 Exchangeable Notes Offering
On February 18, 2020, i3 Verticals, LLC issued $138,000 aggregate principal amount of 1.0% Exchangeable Senior Notes due 2025 (the “Exchangeable Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The Company received approximately $132,721 in net proceeds from the sale of the Exchangeable Notes, as determined by deducting estimated offering expenses paid to third-parties from the aggregate principal amount.
The Exchangeable Notes are senior secured notes and are guaranteed solely by the Company. The Exchangeable Notes bear interest at a fixed rate of 1.00% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. The Exchangeable Notes will mature on February 15, 2025, unless converted or repurchased at an earlier date.
i3 Verticals, LLC issued the Exchangeable Notes pursuant to an Indenture, dated as of February 18, 2020 (the “Indenture”), among i3 Verticals, LLC, the Company and U.S. Bank National Association, as trustee.
Prior to August 15, 2024, the Exchangeable Notes are exchangeable only upon satisfaction of certain conditions and during certain periods described in the Indenture, and thereafter, the Exchangeable Notes are exchangeable at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The Exchangeable Notes are exchangeable on the terms set forth in the Indenture into cash, shares of Class A common stock, or a combination thereof, at i3 Verticals, LLC’s election. The exchange rate is initially 24.4666 shares of Class A common stock per $1,000 principal amount of Exchangeable Notes (equivalent to an initial exchange price of approximately $40.87 per share of Class A common stock). The exchange rate is subject to adjustment in certain circumstances. In addition, following certain corporate events that occur prior to the maturity date or i3 Verticals, LLC’s delivery of a notice of redemption, i3 Verticals, LLC will increase, in certain circumstances, the exchange rate for a holder who elects to exchange its Exchangeable Notes in connection with such a corporate event or notice of redemption, as the case may be.
If the Company or i3 Verticals, LLC undergoes a fundamental change, holders may require i3 Verticals, LLC to repurchase all or part of their Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Notes to be repurchased, plus accrued and unpaid interest to, but not including, the fundamental change repurchase date. As of March 31, 2020, none of the conditions permitting the holders of the Exchangeable Notes to early convert have been met.
i3 Verticals, LLC may not redeem the Exchangeable Notes prior to February 20, 2023. On or after February 20, 2023, and prior to the 47th scheduled trading day immediately preceding the maturity date, if the last reported sale price per share of Class A common stock has been at least 130% of the exchange price for the Exchangeable Notes for at least 20 trading days (whether or not consecutive), i3 Verticals, LLC may redeem all or any portion of the Exchangeable Notes at a cash redemption price equal to 100% of the principal amount of the

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Exchangeable Notes to be redeemed plus accrued and unpaid interest on such note to, but not including, the redemption date.
The Exchangeable Notes are general senior unsecured obligations of i3 Verticals, LLC and the guarantee is the Company’s senior unsecured obligation and rank senior in right of payment to all of i3 Verticals, LLC’s and the Company’s future indebtedness that is expressly subordinated in right of payment to the Exchangeable Notes or the guarantee, as applicable. The Exchangeable Notes and the guarantee rank equally in right of payment with all of i3 Verticals, LLC’s and the Company’s existing and future unsecured indebtedness that is not so expressly subordinated in the right of payment to the Exchangeable Notes or the guarantee, as applicable. The Exchangeable Notes and the guarantee are effectively subordinated to any of the Companies’ existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness (including obligations under the credit agreement governing the Senior Secured Credit Facility, defined below). The Exchangeable Notes and the guarantee will be structurally subordinated to all indebtedness and other liabilities and obligations (including the debt and trade payables) of the Company’s subsidiaries, other than i3 Verticals, LLC.
In accounting for the issuance of the Exchangeable Notes, the Company separated the Exchangeable Notes into liability and equity components. The carrying amount of the liability component before the allocation of any transaction costs was calculated by measuring the fair value of a similar liability that does not have an associated exchangeable feature. The carrying amount of the equity component (before the allocation of any transaction costs), representing the conversion option, which does not require separate accounting as a derivative as it meets a scope exception for certain contracts involving an entity's own equity, was determined by deducting the fair value of the liability component from the par value of the Exchangeable Notes. The difference between the principal amount of the Exchangeable Notes and the liability component represents the debt discount, which is recorded as a direct deduction from the related debt liability in the unaudited condensed consolidated balance sheet and accreted over the period from the date of issuance to the contractual maturity date, resulting in the recognition of non-cash interest expense. The equity component of the Exchangeable Notes of approximately $28,662 is included in additional paid-in capital in the unaudited condensed consolidated balance sheet and is not remeasured as longs as it continues to meet the conditions for equity classification. Transaction costs were allocated to the liability and equity components in the same proportion as the allocation of the proceeds. Transaction costs attributable to the liability component were recorded as debt issuance costs in the condensed consolidated balance sheet and are amortized to interest expense using the effective interest method over the term of the Exchangeable Notes, and transaction costs attributable to the equity component were netted with the equity component in stockholders' equity.
The Company incurred third-party issuance costs totaling $5,279, in connection with the issuance of the Exchangeable Notes. The Company capitalized $4,183 of debt issuance costs in connection with the Exchangeable Notes and allocated $1,096 of the third-party issuance costs to equity. Non-cash interest expense, including amortization of debt issuance costs, related to the Exchangeable Notes for the three and six months ended March 31, 2020 was $70. Total unamortized debt issuance costs were $4,113 as of March 31, 2020.
The estimated fair value of the Exchangeable Notes was $107,469 as of March 31, 2020. The estimated fair value of the Exchangeable Notes was determined through consideration of quoted market prices for similar instruments. The fair value is classified as Level 2, as defined in Note 7.
Exchangeable Note Hedge Transactions
On February 12, 2020, concurrently with the pricing of the Exchangeable Notes, and on February 13, 2020, concurrently with the exercise by the initial purchasers of their right to purchase additional Exchangeable Notes, i3 Verticals, LLC entered into exchangeable note hedge transactions with respect to Class A common stock (the “Note Hedge Transactions”) with certain financial institutions (collectively, the “Counterparties”). The Note Hedge Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Exchangeable Notes, the same number of shares of Class A common stock that initially underlie the Exchangeable Notes in the aggregate and are exercisable upon exchange of the Exchangeable Notes. The Note Hedge Transactions are intended to reduce potential dilution to the Class A common stock upon any exchange of

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
the Exchangeable Notes. The Note Hedge Transactions will expire upon the maturity of the Exchangeable Notes, if not earlier exercised. The Note Hedge Transactions are separate transactions, entered into by i3 Verticals, LLC with the Counterparties, and are not part of the terms of the Exchangeable Notes. Holders of the Exchangeable Notes will not have any rights with respect to the Note Hedge Transactions. i3 Verticals, LLC used approximately $28,676 of the net proceeds from the offering of the Exchangeable Notes (net of the premiums received for the warrant transactions described below) to pay the cost of the Note Hedge Transactions.
The Note Hedge Transactions do not require separate accounting as a derivative as they meet a scope exception for certain contracts involving an entity's own equity. The premiums paid for the Note Hedge Transactions have been included as a net reduction to additional paid-in capital within stockholders' equity.
Warrant Transactions
On February 12, 2020, concurrently with the pricing of the Exchangeable Notes, and on February 13, 2020, concurrently with the exercise by the initial purchasers of their right to purchase additional Exchangeable Notes, the Company entered into warrant transactions to sell to the Counterparties warrants (the “Warrants”) to acquire, subject to customary adjustments, up to initially 3,376,391 shares of Class A common stock in the aggregate at an initial exercise price of $62.8800 per share. The Company offered and sold the Warrants in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Warrants will expire over a period beginning on May 15, 2025.
The Warrants are separate transactions, entered into by the Company with the Counterparties, and are not part of the terms of the Exchangeable Notes. Holders of the Exchangeable Notes will not have any rights with respect to the Warrants. The Company received approximately $14,669 from the offering and sale of the Warrants. The Warrants do not require separate accounting as a derivative as they meet a scope exception for certain contracts involving an entity's own equity. The premiums paid for the Warrants have been included as a net increase to additional paid-in capital within stockholders' equity.
Senior Secured Credit Facility
On May 9, 2019, the Company amended and restated its existing 2017 Senior Secured Credit Facility with a new credit agreement (the “Senior Secured Credit Facility”) by and among i3 Verticals, LLC, as the borrower, the Company and certain subsidiaries of the Company, as guarantors, the lenders party thereto, and Bank of America, N.A., as administrative agent for the lenders, as theretofore amended. The Company concluded that the replacement of the 2017 Senior Secured Credit Facility should be accounted for as a debt modification based on the guidance in ASC 470-50. In connection with the replacement of the 2017 Senior Secured Credit Facility, the Company recorded a debt extinguishment charge of $152 for the write-off of deferred financing costs, which was recorded in interest expense in the condensed consolidated statements of operations. On February 18, 2020, the Company entered into the second amendment to the Senior Secured Credit Facility in connection with the offering of the Company's Exchangeable Notes. The second amendment reduced the Company's borrowing capacity under the Senior Secured Credit Facility. During the three and six months ended March 31, 2020, the Company wrote off $141 of unamortized debt issuance costs, which was recorded in interest expense in the condensed consolidated statements of operations, due to the decrease in borrowing capacity. The Senior Secured Credit Facility consists of a $275,000 revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to $50,000 in the aggregate.
The Senior Secured Credit Facility accrues interest at LIBOR (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) plus an applicable margin of 2.25% to 3.25% (2.75% as of March 31, 2020), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%), plus an applicable margin of 0.25% to 1.25% (0.75% as of March 31, 2020), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires the Company to pay unused commitment fees of 0.15% to 0.30% (0.25% as of March 31, 2020) on any undrawn amounts under the revolving credit facility and

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The maturity date of the Senior Secured Credit Facility is May 9, 2024. The Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00, (ii) a maximum total leverage ratio of 5.00 to 1.00, provided, that for each of the four fiscal quarters immediately following a qualified acquisition (each a “Leverage Increase Period”), the required ratio set forth above may be increased by up to 0.25, subject to certain limitations and (iii) a maximum consolidated senior secured leverage ratio of 3.25 to 1.00, provided, that for each Leverage Increase Period, the consolidated senior leverage ratio may be increased by up to 0.25, subject to certain limitations. As of March 31, 2020, the Company was in compliance with these covenants, and there was $256,000 available for borrowing under the revolving credit facility, subject to the financial covenants.
The Senior Secured Credit Facility is secured by substantially all assets of the Company. The lenders under the Senior Secured Credit Facility hold senior rights to collateral and principal repayment over all other creditors.
The provisions of the Senior Secured Credit Facility place certain restrictions and limitations upon the Company. These include, among others, restrictions on liens, investments, indebtedness, fundamental changes and dispositions, dividends and distributions, changes in the nature of the Company's business, transactions with affiliates and prepayment of other indebtedness; maintenance of certain financial ratios; and certain non-financial covenants pertaining to the activities of the Company during the period covered. The Company was in compliance with such covenants as of March 31, 2020. In addition, the Senior Secured Credit Facility restricts the Company's ability to make dividends or other distributions to the holders of the Company's equity. The Company is permitted to (i) make cash distributions to the holders of the Company's equity in order to pay taxes incurred by owners of equity in i3 Verticals, LLC, by reason of such ownership, (ii) repurchase equity from employees, directors, officers or consultants in an aggregate amount not to exceed $3,000 per year, (iii) make certain payments in connection with the Tax Receivable Agreement, and (iv) make other dividends or distributions in an aggregate amount not to exceed 5% of the net cash proceeds received from any additional common equity issuance. The Company is also permitted to make non-cash dividends in the form of additional equity issuances. Each subsidiary may make ratable distributions to persons that own equity interests in such subsidiary. All other forms of dividends or distributions are prohibited under the Senior Secured Credit Facility.
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
Debt issuance costs
During the three and six months ended March 31, 2020, the Company capitalized debt issuance costs totaling $4,245, in connection with the issuance of the Exchangeable Notes, the Note Hedge Transactions and the

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Warrants and in connection with entering into the second amendment to the Senior Secured Credit Facility. The Company's debt issuance costs are being amortized over the related term of the debt using the effective interest method. Debt issuance costs are presented net against long-term debt in the condensed consolidated balance sheets. The amortization of debt issuance costs is included in interest expense and amounted to approximately $172 and $272 during the three and six months ended March 31, 2020, respectively, and $232 and $465 during the three and six months ended March 31, 2019, respectively.

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
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the Company’s estimated tax rate changes, it makes a cumulative adjustment in that period. The Company’s provision for income taxes was a benefit of $2,062 and a benefit of $1,913 for the three and six months ended March 31, 2020, respectively, and a benefit of $136 and an expense of $129 for the three and six months ended March 31, 2019, respectively.
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
During the six months ended March 31, 2020, the Company acquired an aggregate of 510,016 common units of i3 Verticals, LLC in connection with the redemption of common units, which resulted in an increase in the tax basis of our investment in i3 Verticals, LLC subject to the provisions of the Tax Receivable Agreement. As a result of these exchanges, during the six months ended March 31, 2020, the Company recognized an increase to its net deferred tax assets in the amount of $3,086, and corresponding Tax Receivable Agreement liabilities of $2,623, representing 85% of the tax benefits due to the Continuing Equity Owners.
The deferred tax asset and corresponding Tax Receivable Agreement liability balances were $30,742 and $25,799, respectively, as of March 31, 2020.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Payments to the Continuing Equity Owners related to exchanges through March 31, 2020 will range from $0 to $2,310 per year and are expected to be paid over the next 25 years. The amounts recorded as of March 31, 2020, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

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
The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, settlement assets and obligations, accounts receivable, other assets, accounts payable, and accrued expenses, approximated their fair values as of March 31, 2020 and 2019, because of the relatively short maturity dates on these instruments. The carrying amount of debt approximates fair value as of March 31, 2020 and 2019, because interest rates on these instruments approximate market interest rates.
The Company has no Level 1 or Level 2 financial instruments measured at fair value on a recurring basis. The following tables present the changes in the Company's Level 3 financial instruments that are measured at fair value on a recurring basis.

Accrued Contingent Consideration
Balance at September 30, 2019	$18,226
Contingent consideration accrued at time of business combination	—
Change in fair value of contingent consideration included in Operating expenses	12
Contingent consideration paid	(6,477)
Balance at March 31, 2020	$11,761

Accrued Contingent Consideration
Balance at September 30, 2018	$5,999
Contingent consideration accrued at time of business combination	4,605
Change in fair value of contingent consideration included in Operating expenses	2,153
Contingent consideration paid	(4,194)
Balance at March 31, 2019	$8,563

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The fair value of contingent consideration obligations includes inputs not observable in the market and thus represents a Level 3 measurement. The amount to be paid under these obligations is contingent upon the achievement of certain growth metrics related to the financial performance of the entities subsequent to acquisition. The fair value of material contingent consideration included in an acquisition is calculated using a Monte Carlo simulation. The contingent consideration is revalued each period until it is settled. Management reviews the historical and projected performance of each acquisition with contingent consideration and uses an income probability method to revalue the contingent consideration. The revaluation requires management to make certain assumptions and represent management's best estimate at the valuation date. The probabilities are determined based on a management review of the expected likelihood of triggering events that would cause a change in the contingent consideration paid. The Company develops the projected future financial results based on an analysis of historical results, market conditions, and the expected impact of anticipated changes in the Company's overall business and/or product strategies.
Approximately $8,484 and $10,223 of contingent consideration was recorded in accrued expenses and other current liabilities as of March 31, 2020 and September 30, 2019, respectively. Approximately $3,277 and $8,003 of contingent consideration was recorded in other long-term liabilities as of March 31, 2020 and September 30, 2019, respectively.
Disclosure of Fair Values
The Company's financial instruments that are not remeasured at fair value include the Exchangeable Notes (see Note 5). The Company estimates the fair value of the Exchangeable Notes through consideration of quoted market prices of similar instruments, classified as Level 2 as described above. The estimated fair value of the Exchangeable Notes was $107,469 as of March 31, 2020.
The carrying value of other financial instruments, including cash, accounts receivable, accounts payable, funds receivable and seller accounts, and funds payable and amounts due to sellers approximate fair value due to the immediate or short-term maturity associated with these instruments.

8. EQUITY-BASED COMPENSATION
A summary of equity-based compensation expense recognized during the three and six months ended March 31, 2020 and 2019 is as follows:

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Stock options	$2,510	$1,363	$4,634	$2,314
Amounts are included in general and administrative expense on the condensed consolidated statements of operations. Income tax benefits of $193 and $341 were recognized related to equity-based compensation during the three and six months ended March 31, 2020, respectively. No income tax benefits were recognized related to equity-based compensation during the three and six months ended March 31, 2019.
Stock Options
In May 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) under which the Company may grant up to 3,500,000 stock options and other equity-based awards to employees, directors and officers. The number of shares of Class A common stock available for issuance under the 2018 Plan includes an annual increase on the first day of each year, beginning with the 2019 calendar year, equal to 4.0% of the outstanding shares of all classes of the Company's common stock as of the last day of the immediately preceding calendar year, unless the Company’s board of directors determines prior to the last trading day of December of the immediately preceding calendar year that the increase shall be less than 4.0%. As of March 31, 2020, there are 360,190 equity awards available for grant under the 2018 Plan.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The fair value of the stock option awards during the six months ended March 31, 2020 and from June 20, 2018 through September 30, 2019 was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	March 31, 2020	September 30, 2019
Expected volatility(1)	25.2%	26.7%
Expected dividend yield(2)	—%	—%
Expected term(3)	6 years	6 years
Risk-free interest rate(4)	1.5%	2.5%
_________________
1.Expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.
2.The Company has assumed a dividend yield of zero as management has no plans to declare dividends in the foreseeable future.
3.Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method as details of employee exercise behavior are limited due to limited historical data.
4.The risk-free rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.

A summary of stock option activity for the six months ended March 31, 2020 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	4,240,695	$18.33
Granted	1,094,000	30.99
Exercised	(166,709)	16.11
Forfeited	(39,331)	22.12
Outstanding at end of period	5,128,655	$21.08
The weighted-average grant date fair value of stock options granted during the six months ended March 31, 2020 was $8.58. As of March 31, 2020, there were 5,128,655 stock options outstanding, of which 911,560 were exercisable. As of March 31, 2020, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $21,484, which is expected to be recognized over a weighted-average period of 2.2 years. The Company's policy is to account for forfeitures of stock-based compensation awards as they occur. The total fair value of stock options that vested was $1,477 and $3,228 during the three and six months ended March 31, 2020, respectively.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
9. COMMITMENTS AND CONTINGENCIES
Leases
The Company utilizes office space and equipment under operating leases. Rent expense under these leases amounted to $675 and $1,416 during the three and six months ended March 31, 2020, respectively, and $532 and $1,025 three and six months ended March 31, 2019, respectively.
A summary of approximate future minimum payments under these leases as of March 31, 2020 is as follows:

Years ending September 30:
2020 (six months remaining)	$1,290
2021	2,642
2022	2,299
2023	2,165
2024	1,659
Thereafter	3,835
Total	$13,890
Minimum Processing Commitments
The Company has agreements with several processors to provide services related to transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Certain of these agreements require the Company to submit a minimum monthly number of transactions for processing. If the Company submits a number of transactions that is lower than the minimum, it is required to pay to the processor the fees it would have received if the Company had submitted the required minimum number of transactions. As of March 31, 2020, such minimum fee commitments were as follows:

Years ending September 30:
2020 (six months remaining)	$1,625
2021	3,213
2022	2,780
2023	2,645
2024	450
Thereafter	—
Total	$10,713
Loan to Third Party Sales Organization
The Company has committed to providing a secured loan to a third party sales organization of up to $3,500 in the future, dependent on their achievement of certain financial metrics. Additionally, the Company has conditionally committed to a future buyout of the third party's business at the earlier of (a) the 60th day following the date upon which the founder of the third party sales organization dies or becomes disabled or (b) the 60th day following the third anniversary of March 1, 2020. The buyout amount is dependent on certain financial metrics but is capped at $29,000, which would be net of repayment of the secured loans. The buyout also contains certain provisions to provide additional consideration of up to $9,000, in the aggregate, to be paid based on the achievement of specified financial performance targets, following the buyout. As the eventual financial metrics are not known, the amount of the buyout transaction as well as the additional consideration are not able to be estimated at this time.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
As of March 31, 2020, such knowable loan commitments, dependent on the third party sales organization's achievement of certain financial metrics, were $2,000 for the remainder of fiscal year 2020 and $1,500 for fiscal year 2021.
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

10. RELATED PARTY TRANSACTIONS
In April 2016, the Company entered into a purchase agreement to purchase certain assets of Axia, LLC. On April 29, 2016, the Company entered into a Processing Services Agreement (the “AxiaMed Agreement”) with Axia Technologies, LLC (which has since been incorporated as Axia Technologies, Inc., doing business as AxiaMed (“AxiaMed”)), an entity controlled by the previous owner of Axia, LLC. Under the AxiaMed Agreement, the Company agreed to provide processing services for certain merchants as designated by AxiaMed from time to time. In accordance with ASC 606, revenue from the processing services is recognized net of interchange, residual expense and other fees. The Company earned net revenues related to the AxiaMed Agreement of $22 and $44 during the three and six months ended March 31, 2020, respectively, and $20 and $38 during the three and six months ended March 31, 2019, respectively. i3 Verticals, LLC, Greg Daily, the Company’s CEO and Clay Whitson, the Company’s CFO, own 2.0%, 10.5% and 0.4%, respectively, of the outstanding equity of AxiaMed.
In connection with the Company’s IPO, the Company and i3 Verticals, LLC entered into a Tax Receivable Agreement with the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that it actually realizes, or in some circumstances, is deemed to realize in its tax reporting, as a result of (i) future redemptions funded by the

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Company or exchanges, or deemed exchanges in certain circumstances, of Common Units of i3 Verticals, LLC for Class A common stock of i3 Verticals, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. See Note 6 for further information. As of March 31, 2020, the total amount due under the Tax Receivable Agreement was $25,799.

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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Company primarily uses processing margin to measure operating performance. The following is a summary of reportable segment operating performance for the three and six months ended March 31, 2020 and 2019.

	As of and for the Three Months Ended March 31, 2020
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$25,018	$14,691	$(531)	$39,178

Operating expenses
Other costs of services	11,297	1,188	(530)	11,955
Selling general and administrative	6,469	7,717	6,600	20,786
Depreciation and amortization	2,861	1,498	179	4,538
Change in fair value of contingent consideration	(400)	258	—	(142)
Income (loss) from operations	$4,791	$4,030	$(6,780)	$2,041

Processing margin(1)	$19,245	$13,675	$(527)	$32,393
Total assets	$200,159	$109,689	$41,334	$351,182
Goodwill	$107,539	$59,515	$—	$167,054
__________________________
1.Processing margin is equal to revenue less interchange and network fees, less other costs of services. $5,524, $172 and $(526) of residual expense, a component of other costs of services, are added back to the Merchant Services segment, Proprietary Software and Payments segment, and Other category, respectively.

	As of and for the Six Months Ended March 31, 2020
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$52,483	$28,747	$(941)	$80,289

Operating expenses
Other costs of services	23,410	2,403	(940)	24,873
Selling general and administrative	12,791	15,653	11,629	40,073
Depreciation and amortization	5,808	3,037	348	9,193
Change in fair value of contingent consideration	(1,606)	1,618	—	12
Income (loss) from operations	$12,080	$6,036	$(11,978)	$6,138

Processing margin(1)	$40,141	$26,684	$(935)	$65,890
Total assets	$200,159	$109,689	$41,334	$351,182
Goodwill	$107,539	$59,515	$—	$167,054
__________________________
1.Processing margin is equal to revenue less interchange and network fees, less other costs of services. $11,068, $340 and $(934) of residual expense, a component of other costs of services, are added back to the Merchant Services segment, Proprietary Software and Payments segment, and Other category, respectively.

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
As of March 31, 2020, i3 Verticals, Inc. owned 15,038,918 of i3 Verticals, LLC's Common Units, representing a 54.8% economic ownership interest in i3 Verticals, LLC.

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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the three and six months ended March 31, 2020 and 2019:

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Basic net income (loss) per share:
Numerator
Net income (loss)	$1,919	$(1,222)	$3,853	$1,129
Less: Net income (loss) attributable to non-controlling interests	1,182	(120)	3,265	2,053
Net income (loss) attributable to Class A common stockholders	$737	$(1,102)	$588	$(924)
Denominator
Weighted average shares of Class A common stock outstanding(1)	14,456,970	8,887,050	14,344,768	8,849,431
Basic net income (loss) per share(2)	$0.05	$(0.12)	$0.04	$(0.10)

Dilutive net income per share(2):
Numerator
Net income attributable to Class A common stockholders - diluted(3)	$737		$588

Denominator
Weighted average shares of Class A common stock outstanding(1)	14,456,970		14,344,768
Weighted average effect of dilutive securities(3)	1,649,787		1,433,309
Weighted average shares of Class A common stock outstanding - diluted	16,106,757		15,778,077
Diluted net income per share	0.05		$0.04
____________________
1.Excludes 277,758 restricted Class A common stock units three and six months ended March 31, 2019, and 215,564 and 228,872 restricted Class A common stock units for the three and six months ended March 31, 2020, respectively.
2.For the three and six months ended March 31, 2019, all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net loss per share of Class A common stock:
a.17,112,164 shares of weighted average Class B common stock for both the three and six months ended March 31, 2019, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive,
b.30,500 and 33,000 stock options for the three and six months ended March 31, 2019, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.1,012,916 and 884,823 shares for the three and six months ended March 31, 2019, respectively, resulting from estimated stock option exercises as calculated by the treasury stock method, and 277,758 restricted Class A common units for both the three and six months ended March 31, 2019, were excluded because the effect of including them would have been anti-dilutive.
3.For the three and six months ended March 31, 2020, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted earnings per share of Class A common stock:
a.12,769,568 and 12,846,018 shares of weighted average Class B common stock for the three and six months ended March 31, 2020, respectively, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive, and
b.959,000 and 1,054,000 stock options for the three and six months ended March 31, 2020, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Since the Company expects to settle the principal amount of its outstanding Exchangeable Notes in cash and any excess in cash or shares of the Company's Class A common stock, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company's Class A common stock for a given period exceeds the exchange price of $40.87 per share for the Exchangeable Notes.
The Warrants sold in connection with the issuance of the Exchangeable Notes are considered to be dilutive when the average price of the Company's Class A common stock during the period exceeds the Warrants' stock price of $62.88 per share. The effect of the additional shares that may be issued upon exercise of the Warrants will be included in the weighted average shares of Class A common stock outstanding—diluted using the treasury stock method. The Note Hedge Transactions purchased in connection with the issuance of the Exchangeable Notes are considered to be anti-dilutive and therefore do not impact our calculation of diluted net income per share. Refer to Note 5 for further discussion regarding the Exchangeable Notes.
Shares of the Company's Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

14. SIGNIFICANT NON-CASH TRANSACTIONS
The Company engaged in the following significant non-cash investing and financing activities during the six months ended March 31, 2020 and 2019:

	Six months ended March 31,
	2020	2019
Acquisition date fair value of contingent consideration in connection with business combinations	$—	$4,605
Issuance of Exchangeable Notes and related Note Hedge Transactions and Warrants	$270	$—

15. SUBSEQUENT EVENTS
COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and other parts of the world. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving. The spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, including the closure of local government facilities and parks, schools, restaurants, many businesses and other locations of public assembly. As a result, the Company and its clients have seen a significant disruption in business, including a steep decline in payment volume and the number of transactions processed, and therefore, a decline in revenue in the Company's strategic verticals. There are no reliable estimates of how long the pandemic will last or how many people are likely to be affected by it. For that reason, the Company is unable to predict the long-term impact of the pandemic on its business at this time.
COVID-19 is having a significant effect on overall economic conditions in the United States, and efforts to contain the spread of COVID-19 intensified in March and April 2020. The economic impact of these conditions is materially impacting the Company's business and is expected to continue to adversely impact its strategic verticals and its business in general. Given these conditions, there could be material changes to recorded balances and estimates in the future.

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
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. These factors include, but are not limited to, the following:
•the anticipated impact to our business operations, payment volume and volume attrition due to the recent global pandemic of a novel strain of the coronavirus (COVID-19), including the impact of social distancing, shelter-in-place, shutdowns of non-essential businesses and similar measures imposed or undertaken by governments;
•our indebtedness and our ability to maintain compliance with the financial covenants in our Senior Secured Credit Facility (as defined below) in light of the impacts of the coronavirus (COVID-19);
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
•our ability to protect our systems and data from continually evolving cybersecurity risks or other technological risks;
•our ability to successfully identify acquisition targets, complete those acquisitions and effectively integrate those acquisitions into our services;
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
•our ability to raise the funds necessary to settle exchanges of the Exchangeable Notes or to repurchase the Exchangeable Notes upon a fundamental change;
•risks related to the conditional exchange feature of the Exchangeable Notes; and
•the risk factors included in our Form 10-K and included in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry developments may differ materially from statements made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. The matters summarized in “Risk Factors” in our Form 10-K, in this Quarterly Report on Form 10-Q, and in our other filings could cause our actual results to differ significantly from those contained in our forward-looking statements. In addition, even if our results of operations, financial condition and liquidity, and industry developments are consistent with the forward-looking statements contained in this filing, those results or developments may not be indicative of results or developments in subsequent periods.
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
COVID-19 Recent Developments
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and other parts of the world. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving. The spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, including the closure of local government facilities and parks, schools, restaurants, many businesses and other locations of public assembly. As a result, we and our clients have seen a significant disruption in business, including a steep decline in payment volume and the number of transactions processed, and therefore, a decline in revenue in our strategic verticals. There are no reliable estimates of how long the pandemic will last or how many people are likely to be affected by it. For that reason, we are unable to predict the long-term impact of the pandemic on our business at this time.
COVID-19 is having a significant effect on overall economic conditions in the United States, and efforts to contain the spread of COVID-19 intensified in March and April 2020. The economic impact of these conditions is materially impacting our business and is expected to continue to adversely impact our strategic verticals and our business in general. For example, for the six months ended March 31, 2020, a significant portion of our revenue and payment volume within our Merchant Services segment and our Proprietary Software and Payments segment was derived from our education and public sector strategic verticals. Due to the temporary closure of schools and many local government facilities throughout the nation, we expect the combined revenue and payment volume from multiple of these and other strategic verticals will be adversely impacted for the duration of the closure.
On April 3, 2020, we announced certain proactive actions in response to the significant ongoing uncertainty around the severity and duration of the COVID-19 pandemic. We have temporarily furloughed a portion of our employees and have implemented a workforce reduction program that includes the elimination of certain positions as well as a general reduction in headcount. The total number of employees impacted by the furlough and workforce reduction represented approximately 12% of our workforce.
At March 31, 2020, we had $1.6 million of cash and cash equivalents and $256.0 million of available capacity under our Senior Secured Credit Facility (as defined in the “Senior Secured Credit Facility” subsection within the “Liquidity and Capital Resources” section below), subject to our financial covenants. Our liquidity profile reflects our completed offering in February 2020 of an aggregate principal amount of $138.0 million in 1.0% Exchangeable Senior Notes due 2025, with substantially all the proceeds being used to pay down outstanding borrowings under our Senior Secured Credit Facility. As of March 31, 2020, we were in compliance with these covenants with a consolidated interest coverage ratio, total leverage ratio and consolidated senior leverage ratio of 6.11x, 3.41x and 0.38x, respectively. For additional information about our Senior Secured Credit Facility and Exchangeable Notes, see the section entitled “Liquidity and Capital Resources” below.
The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot currently predict with certainty the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted. Our top priority is to protect our employees and their families, as well as our vendors and clients. We continue to take precautionary measures as directed by health authorities and local and national governments. Given the dynamic nature of these circumstances, the duration of business disruption and reduced revenues and payment volume, the related financial effect cannot be reasonably estimated at this time but is expected to materially adversely impact our business for our third quarter and 2020 fiscal year. Moreover, if general economic conditions continue to deteriorate or remain uncertain for an extended period of time, the trading price of our common stock, which has already declined in recent weeks, could decline further. This could cause a triggering event for impairment testing in the future. See “Item 1A. Risk Factors—The COVID-19 pandemic is significantly affecting our operations, business and financial condition, and our liquidity could also be negatively impacted, particularly if the U.S. economy remains unstable for a significant amount of time”.
In recognition of the significant threat to the liquidity of financial markets posed by COVID-19, the Federal Reserve and Congress have taken dramatic actions to provide liquidity to businesses and the banking system in the U.S. For example, on March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), a sweeping stimulus bill intended to bolster the U.S. economy, among other things, and provide emergency assistance to qualifying businesses and individuals. There can be no assurance that these interventions by the government will be successful, and the financial markets may experience significant contractions in available liquidity. While we may receive financial, tax or other relief and other benefits under and as a result of the CARES Act, it is not possible to estimate at this time the need, availability, extent or impact of any such relief.
Public Equity Offerings
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
Exchangeable Notes Offering
On February 18, 2020, i3 Verticals, LLC issued $138.0 million aggregate principal amount of its 1.0% Exchangeable Senior Notes due February 15, 2025 (the “Exchangeable Notes”). The Exchangeable Notes bear interest at a fixed rate of 1.0% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. Prior to August 15, 2024, the Exchangeable Notes are exchangeable only upon satisfaction of certain conditions and during certain periods described in the Indenture, and thereafter, the Exchangeable Notes are exchangeable at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The Exchangeable Notes are exchangeable on the terms set forth in the Indenture into cash, shares of Class A common stock, or a combination thereof, at i3 Verticals, LLC’s election. The exchange rate is initially 24.4666 shares of Class A common stock per $1,000 principal amount of Exchangeable Notes (equivalent to an initial exchange price of approximately $40.87 per share of Class A common stock). The exchange rate is subject to adjustment in certain circumstances. In addition, following certain corporate events that occur prior to the maturity date or i3 Verticals, LLC’s delivery of a notice of redemption, i3 Verticals, LLC will increase, in certain circumstances, the exchange rate for a holder who elects to exchange its Exchangeable Notes in connection with such a corporate event or notice of redemption, as the case may be.
The Exchangeable Notes mature on February 15, 2025, unless earlier exchanged, redeemed or repurchased. We received approximately $132.7 million in net proceeds from the sale of the Exchangeable Notes, as determined by deducting estimated offering expenses paid to third-parties from the aggregate principal amount. i3 Verticals, LLC used a portion of the net proceeds of the Exchangeable Notes offering to pay down outstanding borrowings under the Senior Secured Credit Facility in connection with the effectiveness of the operative provisions of the Amendment and to pay the cost of the note hedge transactions. For additional information, see Note 5. “Long-Term Debt, Net” to our condensed consolidated financial statements.
Acquisitions
Acquisitions during the six months ended March 31, 2019
A core component of our growth strategy includes a disciplined approach to acquisitions of companies and technology, evidenced by numerous platform acquisitions and tuck-in acquisitions since our inception in 2012. Our acquisitions have opened new strategic vertical markets, increased the number of businesses and organizations to whom we provide solutions and augmented our existing payment and software solutions and capabilities. During the six months ended March 31, 2020, the Company was active in executing its acquisition strategy, though it did not complete any acquisitions during this period. This was primarily the result of our decision to defer the projected closing of certain acquisitions as a result of the uncertainty from the COVID-19 pandemic and our desire to maintain liquidity as a result.
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
Expenses
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
Our payment volume for the three months ended March 31, 2020 and 2019 was $3.6 billion and $2.9 billion, respectively, representing a period-to-period growth rate of 21.6%. Our payment volume for the six months ended March 31, 2020 and 2019 was $7.4 billion and $5.9 billion, respectively, representing a period-to-period growth rate of 26.0%. Our payment volume has been adversely impacted by the deteriorating economic conditions as a result of the impact of the COVID-19 pandemic. Our payment volume in the month of March 2020 was down between 1% and 2% compared to March 2019. We focus on payment volume because it is a reflection of the scale and economic activity of our client base and because a significant part of our revenue is derived as a percentage of our clients’ dollar volume receipts. Payment volume reflects the addition of new clients and same store payment volume growth of existing clients, partially offset by client attrition during the period.
Integrated payments represent payment transactions that are generated in situations in which payment technology is embedded within our own proprietary software, a client’s software or critical business process. We evaluate the portion of our payment volume that is produced by integrated transactions because we believe the convergence of software and payments is a significant trend impacting our industry. We believe integrated payments create stronger client relationships with higher payment volume retention and growth. Integrated payments grew to 55% of our payment volume for the three months ended March 31, 2020 from 49% for the three months ended March 31, 2019.
We measure period-to-period payment volume attrition as the change in card-based payment volume for all clients that were processing with us for the same period in the prior year. We exclude from our calculations payment volume from new clients added during the period. We experience attrition in payment volume as a result of several factors, including business closures, transfers of clients’ accounts to our competitors and account closures that we initiate due to heightened credit risks. Volume attrition provides us useful information regarding our ability to retain clients and volume. We use this metric to evaluate various operating decisions and initiatives. In March of 2020, our net volume attrition on a per month basis was approximately 2% to 2.5% due to the adverse impact of the COVID-19 pandemic on the month. However, during the six months ended March 31, 2020, our average net volume attrition per month remained below 1%.

Results of Operations
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
The following table presents our historical results of operations for the periods indicated:

	Three months ended March 31,		Change
(in thousands)	2020	2019	Amount	%

Revenue	$39,178	$85,394	$(46,216)	(54.1)%

Operating expenses
Interchange and network fees(1)		54,685	(54,685)	n/m
Other costs of services	11,955	10,193	1,762	17.3%
Selling general and administrative	20,786	14,319	6,467	45.2%
Depreciation and amortization	4,538	3,898	640	16.4%
Change in fair value of contingent consideration	(142)	2,502	(2,644)	n/m
Total operating expenses	37,137	85,597	(48,460)	(56.6)%

Income (loss) from operations	2,041	(203)	2,244	n/m

Interest expense, net	2,184	1,155	1,029	89.1%

(Loss) income before income taxes	(143)	(1,358)	1,215	(89.5)%

Benefit from income taxes	(2,062)	(136)	(1,926)	1,416.2%

Net income (loss)	1,919	(1,222)	3,141	n/m

Net income (loss) attributable to non-controlling interest	1,182	(120)	1,302	n/m
Net income (loss) attributable to i3 Verticals, Inc.	$737	$(1,102)	$1,839	n/m
n/m = not meaningful
__________________________
1.Effective October 1, 2019, our revenues are presented net of interchange and network fees in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. See Note 2 to our condensed consolidated financial statements for a description of the recently adopted accounting pronouncement.
Revenue
Revenue decreased $46.2 million, or 54.1%, to $39.2 million for the three months ended March 31, 2020 from $85.4 million for the three months ended March 31, 2019. This decrease was driven by the adoption of ASC 606 effective October 1, 2019, which resulted in our revenues being presented net of interchange and network fees prospectively. This change in presentation affected our reported revenues and operating expenses for the three months ended March 31, 2020 by the same amount and had no effect on our income from operations. Our revenue in the month of March 2020 was also negatively impacted an overall reduction in consumer spending as a result of COVID-19.

Revenue without the effect of the adoption of ASC 606 increased $17.0 million, or 19.9%, to $102.4 million for the three months ended March 31, 2020 from $85.4 million for the three months ended March 31, 2019. This increase was principally driven by acquisitions completed during the 2019 fiscal year. These acquisitions contributed an incremental $15.2 million, net of inter-segment eliminations, to our revenue for the three months ended March 31, 2020. The remaining $1.8 million of increased revenue was due primarily to an increase in payment volume.
Without the effect of the adoption of ASC 606, revenue related to a subset of merchant contracts purchased in 2014 and 2017 (the “Purchased Portfolios”), which have a higher rate of revenue attrition and payment volume attrition than the rest of our business, decreased $0.9 million, or 29.5%, to $2.1 million for the three months ended March 31, 2020 from $3.0 million for the three months ended March 31, 2019. Excluding revenues from the Purchased Portfolios and the effect of the adoption of ASC 606, revenue grew $17.9 million, or 21.7%, to $100.2 million for the three months ended March 31, 2020 from $82.4 million for the three months ended March 31, 2019.
Without the effect of the adoption of ASC 606, revenue within Merchant Services increased $9.2 million, or 12.0%, to $86.1 million for the three months ended March 31, 2020 from $76.9 million for the three months ended March 31, 2019. This increase was principally driven by an increase in payments revenue of $11.0 million, partially offset by a decrease in other revenue of $1.8 million for the three months ended March 31, 2020. The increase in payments revenue was primarily due to an increase in payment volume.
Without the effect of the adoption of ASC 606, revenue within Proprietary Software and Payments increased $8.3 million, or 97.2%, to $16.8 million for the three months ended March 31, 2020 from $8.5 million for the three months ended March 31, 2019. This increase was principally driven by an increase in other revenue of $5.9 million for the three months ended March 31, 2020, driven by software and related services. In addition, payments revenue increased $2.3 million for the three months ended March 31, 2020, driven by payment volume.
Payment volume increased $0.6 billion, or 21.6%, to $3.6 billion for the three months ended March 31, 2020 from $2.9 billion for the three months ended March 31, 2019.
Interchange and Network Fees
Interchange and network fees decreased $54.7 million, or 100.0%, to $0.0 million for the three months ended March 31, 2020 from $54.7 million for the three months ended March 31, 2019. This decrease was driven by the adoption of ASC 606 effective October 1, 2019, which resulted in our revenues being presented net of interchange and network fees prospectively. This change in presentation affected our reported revenues and operating expenses for the three months ended March 31, 2020 by the same amount and had no effect on our income from operations.
Interchange and network fees without the effect of the adoption of ASC 606 increased $8.5 million, or 15.6%, to $63.2 million for the three months ended March 31, 2020 from $54.7 million for the three months ended March 31, 2019. Acquisitions completed during the 2019 fiscal year contributed an incremental $5.4 million to our interchange and network fees for the three months ended March 31, 2020. The remaining $3.1 million of increased interchange and network fees was due primarily to an increase in payment volume.
Without the effect of the adoption of ASC 606, interchange and network fees related to the Purchased Portfolios decreased $0.4 million, or 26.0%, to $1.1 million for the three months ended March 31, 2020 from $1.5 million for the three months ended March 31, 2019. Excluding interchange and network fees from these Purchased Portfolios and the effect of the adoption of ASC 606, interchange and network fees grew $8.9 million, or 16.7%, to $62.1 million for the three months ended March 31, 2020 from $53.2 million for the three months ended March 31, 2019.
Without the effect of the adoption of ASC 606, interchange and network fees within Merchant Services increased $8.0 million, or 15.0%, to $61.1 million for the three months ended March 31, 2020 from $53.1 million for the three months ended March 31, 2019. Without the effect of the adoption of ASC 606, interchange and network fees within Proprietary Software and Payments increased $0.5 million, or 34.6%, to $2.1 million for the three months ended March 31, 2020 from $1.6 million for the three months ended March 31, 2019.

Other Costs of Services
Other costs of services increased $1.8 million, or 17.3%, to $12.0 million for the three months ended March 31, 2020 from $10.2 million for the three months ended March 31, 2019. Acquisitions completed during the 2020 and 2019 fiscal years contributed an incremental $1.9 million, net of inter-segment eliminations, to our other costs of services for the three months ended March 31, 2020.
Other costs of services within Merchant Services increased $1.6 million, or 16.2%, to $11.3 million for the three months ended March 31, 2020 from $9.7 million for the three months ended March 31, 2019.
Other costs of services within Proprietary Software and Payments increased $0.7 million, or 153.8%, to $1.2 million for the three months ended March 31, 2020 from $0.5 million for the three months ended March 31, 2019.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $6.5 million, or 45.2%, to $20.8 million for the three months ended March 31, 2020 from $14.3 million for the three months ended March 31, 2019. This increase was primarily driven by a $4.6 million increase in employment expenses, primarily resulting from an increase in headcount that resulted from acquisitions and an increase in stock compensation expense. Increases in insurance and professional services, software and technological services, advertising and promotion, offering related expenses and rent expense comprised the majority of the remainder of the increase.
Depreciation and Amortization
Depreciation and amortization increased $0.6 million, or 16.4%, to $4.5 million for the three months ended March 31, 2020 from $3.9 million for the three months ended March 31, 2019. Amortization expense increased $0.4 million to $4.0 million for the three months ended March 31, 2020 from $3.6 million for the three months ended March 31, 2019 primarily due to acquisitions completed during the prior fiscal year. Depreciation expense increased $0.2 million to $0.5 million for the three months ended March 31, 2020 from $0.3 million for the three months ended March 31, 2019.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a benefit of $0.1 million for the three months ended March 31, 2020 primarily due to performance of some of our acquisitions falling below expectations. The change in fair value of contingent consideration for the three months ended March 31, 2019 was a charge of $2.5 million.
Interest Expense, net
Interest expense, net, increased $1.0 million, or 89.1%, to $2.2 million for the three months ended March 31, 2020 from $1.2 million for the three months ended March 31, 2019. The increase reflects a higher average outstanding debt balance for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 and amortization of the debt discount, which was the difference between the principal amount of the Exchangeable Notes and the liability component, recorded in connection with the issuance of the Exchangeable Notes.
Benefit from Income Taxes
The benefit from income taxes was a benefit of $2.1 million for the three months ended March 31, 2020 from a benefit of $0.1 million for the three months ended March 31, 2019. As described in Note 2 to our condensed consolidated financial statements, we had a reduction in the valuation allowance recorded on a deferred tax asset, which resulted in a $2.7 million reduction in the valuation allowance on the deferred tax asset related to our investment in partnership and a corresponding reduction in our income tax expense in the three months ended March 31, 2020. Our effective tax rate was 1,442% for the three months ended March 31, 2020. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company. The income of minority owned i3 Verticals, LLC is not taxed and the separate loss of the Company has minimal tax effect due to the allocations from i3 Verticals, LLC.

Six Months Ended March 31, 2020 Compared to Six Months Ended March 31, 2019
The following table presents our historical results of operations for the periods indicated:

	Six months ended March 31,		Change
(in thousands)	2020	2019	Amount	%

Revenue	$80,289	$170,262	$(89,973)	(52.8)%

Operating expenses
Interchange and network fees(1)		110,514	(110,514)	n/m
Other costs of services	24,873	19,983	4,890	24.5%
Selling general and administrative	40,073	26,835	13,238	49.3%
Depreciation and amortization	9,193	7,450	1,743	23.4%
Change in fair value of contingent consideration	12	2,153	(2,141)	(99.4)%
Total operating expenses	74,151	166,935	(92,784)	(55.6)%

Income from operations	6,138	3,327	2,811	84.5%

Interest expense, net	4,198	2,069	2,129	102.9%

Income before income taxes	1,940	1,258	682	54.2%

(Benefit from) provision for income taxes	(1,913)	129	(2,042)	n/m

Net income	3,853	1,129	2,724	241.3%

Net income attributable to non-controlling interest	3,265	2,053	1,212	59.0%
Net income (loss) attributable to i3 Verticals, Inc.	$588	$(924)	$1,512	n/m
n/m = not meaningful
__________________________
1.Effective October 1, 2019, our revenues are presented net of interchange and network fees in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. See Note 2 to our condensed consolidated financial statements for a description of the recently adopted accounting pronouncement.
Revenue
Revenue decreased $90.0 million, or 52.8%, to $80.3 million for the six months ended March 31, 2020 from $170.3 million for the six months ended March 31, 2019. This decrease was driven by the adoption of ASC 606 effective October 1, 2019, which resulted in our revenues being presented net of interchange and network fees prospectively. This change in presentation affected our reported revenues and operating expenses for the six months ended March 31, 2020 by the same amount and had no effect on our income from operations. Our revenue in the month of March 2020 was also negatively impacted an overall reduction in consumer spending as a result of COVID-19.
Revenue without the effect of the adoption of ASC 606 increased $42.3 million, or 24.9%, to $212.6 million for the six months ended March 31, 2020 from $170.3 million for the six months ended March 31, 2019. This increase was principally driven by acquisitions completed during the 2019 fiscal year. These acquisitions contributed an incremental $31.3 million, net of inter-segment eliminations, to our revenue for the six months ended March 31, 2020. The remaining $11.0 million of increased revenue was due primarily to an increase in payment volume.

Without the effect of the adoption of ASC 606, revenue includes revenue from the Purchased Portfolios, which have a higher rate of revenue attrition and payment volume attrition than the rest of our business. Revenues from the Purchased Portfolios decreased $2.1 million, or 30.4%, to $4.8 million for the six months ended March 31, 2020 from $6.9 million for the six months ended March 31, 2019. Excluding revenues from the Purchased Portfolios and the effect of the adoption of ASC 606, revenue grew $44.4 million, or 27.2%, to $207.8 million for the six months ended March 31, 2020 from $163.4 million for the six months ended March 31, 2019.
Without the effect of the adoption of ASC 606, revenue within Merchant Services increased $25.6 million, or 16.5%, to $180.1 million for the six months ended March 31, 2020 from $154.6 million for the six months ended March 31, 2019. This increase was principally driven by an increase in payments revenue of $27.5 million, partially offset by a decrease in other revenue of $1.9 million for the six months ended March 31, 2020. The increase in payments revenue was primarily due to an increase in payment volume.
Without the effect of the adoption of ASC 606, revenue within Proprietary Software and Payments increased $17.7 million, or 112.9%, to $33.4 million for the six months ended March 31, 2020 from $15.7 million for the six months ended March 31, 2019. This increase was principally driven by an increase in other revenue of $11.7 million for the three months ended March 31, 2020, driven by software and related services. In addition, payments revenue increased $6.0 million for the six months ended March 31, 2020, driven by payment volume.
Payment volume increased $1.5 billion, or 26.0%, to $7.4 billion for the six months ended March 31, 2020 from $5.9 billion for the six months ended March 31, 2019.
Interchange and Network Fees
Interchange and network fees decreased $110.5 million, or 100.0%, to $0.0 million for the six months ended March 31, 2020 from $110.5 million for the six months ended March 31, 2019. This decrease was driven by the adoption of ASC 606 effective October 1, 2019, which resulted in our revenues being presented net of interchange and network fees prospectively. This change in presentation affected our reported revenues and operating expenses for the six months ended March 31, 2020 by the same amount and had no effect on our income from operations.
Interchange and network fees without the effect of the adoption of ASC 606 increased $21.8 million, or 19.7%, to $132.3 million for the six months ended March 31, 2020 from $110.5 million for the six months ended March 31, 2019. Acquisitions completed during the 2019 fiscal year contributed an incremental $11.2 million to our interchange and network fees for the six months ended March 31, 2020. The remaining $10.6 million of increased interchange and network fees was due primarily to an increase in payment volume.
Without the effect of the adoption of ASC 606, interchange and network fees related to the Purchased Portfolios decreased $0.9 million, or 26.7%, to $2.4 million for the six months ended March 31, 2020 from $3.3 million for the six months ended March 31, 2019. Excluding interchange and network fees from the Purchased Portfolios and the effect of the adoption of ASC 606, interchange and network fees grew $22.7 million, or 21.1%, to $129.9 million for the six months ended March 31, 2020 from $107.2 million for the six months ended March 31, 2019.
Without the effect of the adoption of ASC 606, interchange and network fees within Merchant Services increased $20.2 million, or 18.8%, to $127.6 million for the six months ended March 31, 2020 from $107.5 million for the six months ended March 31, 2019. Without the effect of the adoption of ASC 606, interchange and network fees within Proprietary Software and Payments increased $1.6 million, or 53.6%, to $4.7 million for the six months ended March 31, 2020 from $3.0 million for the six months ended March 31, 2019.
Other Costs of Services
Other costs of services increased $4.9 million, or 24.5%, to $24.9 million for the six months ended March 31, 2020 from $20.0 million for the six months ended March 31, 2019. Acquisitions completed during the 2020 and 2019 fiscal years contributed an incremental $3.9 million, net of inter-segment eliminations, to our other costs of services for the six months ended March 31, 2020.

Other costs of services within Merchant Services increased $4.3 million, or 22.4%, to $23.4 million for the six months ended March 31, 2020 from $19.1 million for the six months ended March 31, 2019.
Other costs of services within Proprietary Software and Payments was increased $1.5 million, or 178.8%, to $2.4 million for the six months ended March 31, 2020 from $0.9 million for the six months ended March 31, 2019.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $13.2 million, or 49.3%, to $40.1 million for the six months ended March 31, 2020 from $26.8 million for the six months ended March 31, 2019. This increase was primarily driven by a $9.8 million increase in employment expense, primarily resulting from an increase in headcount that resulted from acquisitions and an increase in stock compensation expense. Increases in insurance and professional services, software and technological services, advertising and promotion, rent expense and offering related expenses comprised the majority of the remainder of the increase.
Depreciation and Amortization
Depreciation and amortization increased $1.7 million, or 23.4%, to $9.2 million for the six months ended March 31, 2020 from $7.5 million for the six months ended March 31, 2019. Amortization expense increased $1.3 million to $8.3 million for the six months ended March 31, 2020 from $6.9 million for the six months ended March 31, 2019 primarily due to acquisitions completed during the prior fiscal year. Depreciation expense increased $0.4 million to $0.9 million for the six months ended March 31, 2020 from $0.5 million for the six months ended March 31, 2019.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a charge of less than $0.1 million for the six months ended March 31, 2020 primarily due to on average slightly stronger performance of some of our acquisitions than expectations. The change in fair value of contingent consideration for the six months ended March 31, 2019 was a charge of $2.2 million.
Interest Expense, net
Interest expense, net, increased $2.1 million, or 102.9%, to $4.2 million for the six months ended March 31, 2020 from $2.1 million for the six months ended March 31, 2019. The increase reflects a higher average outstanding debt balance for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019 and amortization of the debt discount, which was the difference between the principal amount of the Exchangeable Notes and the liability component, recorded in connection with the issuance of the Exchangeable Notes.
Provision for Income Taxes
The provision for income taxes decreased to a benefit of $1.9 million for the six months ended March 31, 2020 from an expense of $0.1 million for the six months ended March 31, 2019. As described in Note 2 to our condensed consolidated financial statements, we had a reduction in the valuation allowance recorded on a deferred tax asset, which resulted in a $2.7 million reduction in the valuation allowance on the deferred tax asset related to our investment in partnership and a corresponding reduction in our income tax expense in the six months ended March 31, 2020. Our effective tax rate was (99)% for the six months ended March 31, 2020. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company. The income of minority owned i3 Verticals, LLC is not taxed and the separate loss of the Company has minimal tax effect due to the allocations from i3 Verticals, LLC.

Seasonality
We have experienced in the past, and may continue to experience, seasonal fluctuations in our revenues as a result of consumer and business spending patterns. Revenues during the first quarter of the calendar year, which is our second fiscal quarter, tend to decrease in comparison to the remaining three quarters of the calendar year on a same store basis. This decrease is due to the relatively higher number and amount of electronic payment transactions related to seasonal retail events, such as holiday and vacation spending in their second, third and fourth quarters of the calendar year, which respectively are the third, fourth and first quarters of our fiscal year. The number of business days in a month or quarter also may affect seasonal fluctuations. Revenue in our education vertical fluctuates with the school calendar. Revenue for our education clients is strongest in August, September, October, January and February, at the start of each semester, and generally weakens throughout the semester, with little revenue in the summer months of June and July. Operating expenses show less seasonal fluctuation, with the result that net income is subject to the same seasonal factors as our revenues. The growth in our business may have partially overshadowed seasonal trends to date, and seasonal impacts on our business may be more pronounced in the future. We expect COVID-19 to have an adverse impact on our results of operations relative to the prior year and the normal seasonality of our business.

Liquidity and Capital Resources
We have historically financed our operations (not including investments and acquisitions) and working capital through net cash from operating activities. As of March 31, 2020, we had $1.6 million of cash and cash equivalents and available borrowing capacity of $256.0 million under our Senior Secured Credit Facility, subject to the financial covenants. We usually minimize cash balances by making payments on our revolving line of credit to minimize borrowings and interest expense.
Our primary cash needs are to fund working capital requirements, invest in our technology infrastructure, fund acquisitions and related contingent consideration, make scheduled principal and interest payments on our outstanding indebtedness and pay tax distributions to members. We historically have had positive cash flow provided by operations. Our plan for capital expenditures and future acquisitions for this fiscal year are being re-evaluated as we navigate through the economic impact related to COVID-19. We will assess our plans for acquisition opportunities against our cash availability during the crisis to make the most strategic decisions for our business. We have the ability to pause or terminate much of our anticipated acquisition program should our financial position require it. We currently expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under the Senior Secured Credit Facility will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for at least the next twelve months.
As previously stated, COVID-19 is having a significant effect on overall economic conditions in the United States, and efforts to contain the spread of COVID-19 intensified in March and April 2020. The economic impact of these conditions is materially impacting our business and is expected to continue to adversely impact our strategic verticals and our business in general.
On April 3, 2020, we announced certain proactive actions in response to the significant ongoing uncertainty around the severity and duration of the COVID-19 pandemic. We have temporarily furloughed a portion of our employees and have implemented a workforce reduction program that includes the elimination of certain positions as well as a general reduction in headcount. The total number of employees impacted by the furlough and workforce reduction represented approximately 12% of our workforce. We expect to incur immaterial charges in connection with this action, primarily consisting of future cash expenditures for the payment of severance, related benefits costs and certain modifications to equity compensation arrangements in the third quarter of fiscal 2020.
Our liquidity profile reflects our completed offering in February 2020 of an aggregate principal amount of $138.0 million in 1.0% Exchangeable Senior Notes due 2025, with substantially all the proceeds being used to pay down outstanding borrowings under our Senior Secured Credit Facility. We may elect from time to time to purchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities law and other factors.

As amended on February 18, 2020 in connection with our offering of Exchangeable Notes, our Senior Secured Credit Facility requires us to maintain a consolidated interest coverage ratio not less than 3.00 to 1.00, a total leverage ratio not exceeding 5.00 to 1.00 and a consolidated senior secured leverage ratio not exceeding 3.25 to 1.00, provided that for each of the four fiscal quarters immediately following a qualified acquisition, the total leverage ratio and the consolidated senior secured leverage ratio would increase by up to 0.25, subject to certain limitations. As of March 31, 2020, we were in compliance with these covenants with a consolidated interest coverage ratio, total leverage ratio and consolidated senior leverage ratio of 6.11x, 3.41x and 0.38x, respectively. Although we believe our liquidity position remains strong, there can be no assurance that we will be able to raise additional funds, in the form of debt or equity, or to amend our Senior Secured Credit Facility on terms acceptable to us, if at all, even if we determined such actions were necessary in the future.
Any material adverse change in client demand and our ability to retain clients, competitive market forces, or uncertainties caused by COVID-19, as well as other factors listed under the heading “Note Regarding Forward-looking Statements,” and in our risk factors included herein and in our Form 10-K for the fiscal year ended September 30, 2019 and subsequent filings could affect our ability to continue to fund our liquidity needs from business operations.
Cash Flows
The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.
Six Months Ended March 31, 2020 and 2019

	Six months ended March 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$8,847	$11,424
Net cash used in investing activities	$(3,881)	$(44,945)
Net cash (used in) provided by financing activities	$(4,994)	$34,343
Cash Flow from Operating Activities
Net cash provided by operating activities decreased $2.6 million to $8.8 million for the six months ended March 31, 2020 from $11.4 million for the six months ended March 31, 2019. The decrease in net cash provided by operating activities was partially offset by an increase in net income of $2.7 million. The decrease in net cash provided by operating activities was further offset by increases in equity-based compensation of $2.3 million, depreciation and amortization expense of $1.7 million and amortization of debt discount and issuance costs expense of $0.4 million. The decrease in net cash provided by operating activities was driven by an increase in the benefit from deferred taxes of $2.7 million, a decrease in increases in non-cash contingent consideration from original estimates of $2.1 million and a decrease in operating assets and liabilities of $5.3 million. The decrease in operating assets and liabilities was primarily driven by a $3.3 million decrease in accrued liabilities, a $2.8 million decrease in contingent consideration paid in excess of original estimates and a $0.7 million increase in accounts receivable, partially offset by a $1.0 million increase in deferred revenue and a $0.6 million increase in accounts payable for the six months ended March 31, 2020 compared to the six months ended March 31, 2019.
Cash Flow from Investing Activities
Net cash used in investing activities decreased $41.1 million to $3.9 million for the six months ended March 31, 2020 from $44.9 million for the six months ended March 31, 2019. The largest driver of cash used in investing activities for the six months ended March 31, 2019 was cash used in acquisitions, net of cash acquired. For the six months ended March 31, 2019, we used $41.2 million of cash for acquisitions, net of cash acquired.

Cash Flow from Financing Activities
Net cash used in financing activities increased $39.3 million to $5.0 million net cash used in financing activities for the six months ended March 31, 2020 from $34.3 million net cash provided by financing activities for the six months ended March 31, 2019. The increase in net cash used in financing activities was primarily the result of an increase in payments on the revolving credit facility of $191.1 million and payments for purchases of exchangeable senior note hedges of $28.7 million during the six months ended March 31, 2020. The increase in cash used in financing activities is partially offset by proceeds from borrowings on exchangeable notes of $138.0 million, an increase in proceeds from the revolving credit facility of $28.5 million, proceeds from the issuance of warrants of $14.7 million, a decrease in payments of notes payable to banks of $2.5 million and a decrease in payments for required distributions to members for tax obligations of $1.0 million for the three months ended March 31, 2020 from the three months ended March 31, 2019.
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
On May 9, 2019, we amended and restated our existing 2017 Senior Secured Credit Facility with a new credit agreement, which we amended on February 18, 2020, in connection with our offering of Exchangeable Notes (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility consists of a $275.0 million revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to $50.0 million in the aggregate.
The Senior Secured Credit Facility accrues interest at LIBOR (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) plus an applicable margin of 2.25% to 3.25% (2.75% as of March 31, 2020), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%), plus an applicable margin of 0.25% to 1.25% (0.75% as of March 31, 2020), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires us to pay unused commitment fees of 0.15% to 0.30% (0.25% as of March 31, 2020) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The maturity date of the Senior Secured Credit Facility is May 9, 2024. The Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00, (ii) a maximum total leverage ratio of 5.00 to 1.00, provided, that for each of the four fiscal quarters immediately following a qualified acquisition (each a “Leverage Increase Period”), the required ratio set forth above may be increased by up to 0.25, subject to certain limitations and (iii) a maximum consolidated senior secured leverage ratio of 3.25 to 1.00, provided, that for each Leverage Increase Period, the consolidated senior leverage ratio may be increased by up to 0.25, subject to certain limitations. As of March 31, 2020, we were in compliance with these covenants, and there was $256.0 million available for borrowing under the revolving credit facility, subject to the financial covenants.
The Senior Secured Credit Facility is secured by substantially all of our assets. The lenders under the Senior Secured Credit Facility hold senior rights to collateral and principal repayment over all other creditors.
The provisions of the Senior Secured Credit Facility place certain restrictions and limitations upon us. These include, among others, restrictions on liens, investments, indebtedness, fundamental changes and dispositions, dividends and distributions, changes in the nature of our business, transactions with affiliates and prepayment of other indebtedness; maintenance of certain financial ratios; and certain non-financial covenants pertaining to our activities during the period covered.

As a holding company, we depend on distributions or loans from i3 Verticals, LLC to access funds earned by our operations. The covenants contained in the Senior Secured Credit Facility may restrict i3 Verticals, LLC's ability to provide funds to i3 Verticals, Inc.
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
Exchangeable Notes
On February 18, 2020, i3 Verticals, LLC issued $138.0 million aggregate principal amount of its 1.0% Exchangeable Notes due February 15, 2025. The Exchangeable Notes bear interest at a fixed rate of 1.0% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. The Exchangeable Notes are exchangeable into cash, shares of the Company's Class A common stock, or a combination thereof, at i3 Verticals, LLC's election. The Exchangeable Notes mature on February 15, 2025, unless earlier exchanged, redeemed or repurchased. The net proceeds from the sale of the Exchangeable Notes were approximately $132.7 million, after deducting discounts and commissions to the certain initial purchasers and other estimated fees and expenses. i3 Verticals, LLC used a portion of the net proceeds of the Exchangeable Notes offering to pay down outstanding borrowings under the Senior Secured Credit Facility in connection with the effectiveness of the operative provisions of the Amendment and to pay the cost of the Note Hedge Transactions.
Contractual Obligations
The following table summarizes our contractual obligations and commitments as of March 31, 2020 related to leases and borrowings:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(in thousands)
Processing minimums(1)	$10,713	$3,373	$5,540	$1,800	$—
Facility leases	13,890	2,632	4,707	3,455	3,096
Loan to third party sales organization(2)	3,500	3,500	—	—	—
Senior Secured Credit Facility and related interest(3)	24,794	1,385	2,770	20,639	—
Exchangeable Notes and related interest(4)	144,728	1,380	2,760	140,588	—
Contingent consideration(5)	11,761	8,484	3,277	—	—
Total	$209,386	$20,754	$19,054	$166,482	$3,096

__________________________
1.We have agreements with several processors to provide us services related to transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Certain of these agreements require us to submit a minimum monthly number of transactions for processing. If we submit a number of transactions that is lower than the minimum, we are required to pay to the processor the fees it would have received if we had submitted the required minimum number of transactions.
2.We have committed to a loan to a third party sales organization in multiple increments, contingent upon the third party sales organization's achievement of certain financial metrics. The amount reflected in this table includes the maximum commitment for the loan.
3.We estimated interest payments through the maturity of our Senior Secured Credit Facility by applying the interest rate of 3.92% in effect on the outstanding balance as of March 31, 2020, plus the unused fee rate of 0.25% in effect as of March 31, 2020.
4.We calculated interest payments through the maturity of our Exchangeable Notes by applying the coupon interest rate of 1.00% on the principal balance as of March 31, 2020 of $138.0 million.
5.In connection with certain of our acquisitions, we may be obligated to pay the seller of the acquired entity certain amounts of contingent consideration as set forth in the relevant purchasing documents, whereby additional consideration may be due upon the achievement of certain specified financial performance targets. i3 Verticals, Inc. accounts for the fair values of such contingent payments in accordance with the Level 3 financial instrument fair value hierarchy at the close of each subsequent reporting period. The acquisition-date fair value of material contingent consideration is valued using a Monte Carlo simulation. i3 Verticals, Inc. subsequently reassesses such fair value based on probability estimates with respect to the acquired entity’s likelihood of achieving the respective financial performance targets.

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
As of March 31, 2020, the total amount due under the Tax Receivable Agreement was $25.8 million, and payments to the Continuing Equity Owners related to exchanges through March 31, 2020 will range from $0 to $2.3 million per year and are expected to be paid over the next 25 years. The amounts recorded as of March 31, 2020, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, goodwill and intangible assets, contingent consideration, and equity-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The impact of COVID-19 on certain of our estimates, including goodwill and intangible assets, is uncertain at this time. If general economic conditions continue to deteriorate or remain uncertain for an extended period of time, the trading price of our common stock, which has already declined in recent weeks, could decline further. If the stock price continues to be depressed or decreases further, it may cause a triggering event for impairment testing of fair-valued assets, including goodwill and intangible assets.
Critical accounting policies are those that we consider the most critical to understanding our financial condition and results of operations.
As of March 31, 2020, there have been no significant changes to our critical accounting estimates disclosed in the Form 10-K filed with the SEC on November 22, 2019, except regarding the adoption of ASC 606 on October 1, 2019, and the reduction in the valuation allowance on the deferred tax asset related to our investment in partnership, as described in Note 2 to our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements
As of March 31, 2020, there have been no significant changes to our recently issued accounting pronouncements disclosed in the Form 10-K filed with the SEC on November 22, 2019, except as described in Note 2 to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of March 31, 2020, the Senior Secured Credit Facility consists of a $275.0 million revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to $50.0 million in the aggregate.
The Senior Secured Credit Facility accrues interest at LIBOR (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) plus an applicable margin of 2.25% to 3.25% (2.75% as of March 31, 2020), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%), plus an applicable margin of 0.25% to 1.25% (0.75% as of March 31, 2020), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires us to pay unused commitment fees of 0.15% to 0.30% (0.25% as of March 31, 2020) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The maturity date of the Senior Secured Credit Facility is May 9, 2024. The Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00, (ii) a maximum total leverage ratio of 5.00 to 1.00, provided, that for each Leverage Increase Period, the required ratio set forth above may be increased by up to 0.25, subject to certain limitations and (iii) a maximum consolidated senior secured leverage ratio of 3.25 to 1.00, provided, that for each

Leverage Increase Period, the consolidated senior leverage ratio may be increased by up to 0.25, subject to certain limitations. As of March 31, 2020, we were in compliance with these covenants, and there was $256.0 million available for borrowing under the revolving credit facility, subject to the financial covenants.
As of March 31, 2020, we had borrowings outstanding of $19.0 million under the Senior Secured Credit Facility. A 1.0% increase or decrease in the interest rate applicable to such borrowing (which is the LIBOR rate) would have a $0.2 million impact on the results of the business.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings
The information required with respect to this item can be found in Note 9 to the accompanying unaudited condensed consolidated financial statements contained in this report and is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Form 10-K for the fiscal year ended September 30, 2019 filed with the SEC on November 22, 2019, except as described below.
The COVID-19 pandemic is significantly affecting our operations, business and financial condition, and our liquidity could also be negatively impacted, particularly if the U.S. economy remains unstable for a significant amount of time.
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and other parts of the world. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving. The spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, including the closure of local government facilities and parks, schools, restaurants, many businesses and other locations of public assembly. As a result, we and our clients have seen a significant disruption in business, including a steep decline in payment volume and the number of transactions processed, and therefore, a decline in revenue in our strategic verticals.
There are no reliable estimates of how long the pandemic will last or how many people are likely to be affected by it. While the COVID-19 pandemic is having an adverse effect on our business, financial condition and results of operations, the extent of such impact will depend on future developments, including the severity and transmission rate of COVID-19 and the extent and effectiveness of containment actions taken, which cannot be accurately predicted at this time. The COVID-19 pandemic may result in financial losses to us due to a number of operational factors, including:
•the temporary closures and failures of our customers;
•continued unemployment, which may negatively influence consumer spending;
•third-party disruptions, including potential outages at network providers, call centers and other suppliers;
•increased cyber and payment fraud risk related to COVID-19, as cybercriminals attempt to profit from the disruption, given increased online banking, e-commerce and other online activity; and
•challenges to the availability and reliability of our solutions and services due to changes to operations, including the possibility of COVID-19 cases occurring at our locations, affecting our employees or affecting the systems or employees of our clients or other third parties on which we depend.
Since the outbreak, the market price per share of our common stock has declined. If general economic conditions continue to deteriorate or remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be harmed and the trading price of our common stock, which has already declined in recent weeks, could decline further. If the stock price continues to be depressed or decreases further, it may cause a triggering event for impairment testing of fair-valued assets, including goodwill and intangible assets. Furthermore, the current COVID-19 pandemic has caused disruption in the financial markets and the businesses of financial institutions. These factors have caused a slowdown in the decision-making of these institutions, which may affect the timing on which we may obtain any additional funding. Although we believe our liquidity position remains strong, there can be no assurance that we will be able to raise additional funds, in the form of debt or equity, or to amend our Senior Secured Credit Facility on terms acceptable to us, if at all, even if we determined such actions were necessary in the future.
In recognition of the significant threat to the liquidity of financial markets posed by COVID-19, the Federal Reserve and Congress have taken dramatic actions to provide liquidity to businesses and the banking system in the U.S. For example, on March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), a sweeping stimulus bill intended to bolster the U.S. economy, among other things, and provide emergency assistance to qualifying businesses and individuals. There can be no assurance that these interventions by the government will be successful, and the financial markets may experience significant contractions in available liquidity. While we may receive financial, tax or other relief and other benefits under and as a result of the CARES Act, it is not possible to estimate at this time the need, availability, extent or impact of any such relief.
The foregoing and other continued disruptions to our business as a result of the COVID-19 pandemic could result in a material adverse effect on our business, result of operations, financial condition, cash flows and our ability to service our indebtedness. Furthermore, the COVID-19 pandemic could heighten the risks in certain of the other risk factors described herein and in our Form 10-K.
The accounting method for convertible debt securities that may be settled in cash, such as the Exchangeable Notes, may have a material effect on our reported financial results.
Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible or exchangeable debt instruments (such as the Exchangeable Notes) that may be settled entirely or partially in cash upon exchange in a manner that reflects the issuer’s economic interest cost. An effect of ASC 470-20 on the accounting for the Exchangeable Notes is that the equity component is included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the Exchangeable Notes. As a result, we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Exchangeable Notes to their face amount over the term of the Exchangeable Notes. Accordingly, we will report lower net income (or greater net loss) in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the market price of the Class A common stock and the ordinary shares and the trading price of the Exchangeable Notes.
In accordance with FASB ASC 260-10, Earnings per Share (“ASC 260-10”), an entity that may elect to settle a contract in cash or stock should assume that the contract will be settled in stock for diluted earnings per share purposes; however, that presumption may be overcome on the basis of a stated policy (demonstrating intent and ability). We believe we have a reasonable basis for concluding that we would settle the accreted value of the debt obligation in cash, which would enable us to apply the treasury stock method to calculate the diluted effect of the conversion spread. If we are unable to use the treasury stock method in accounting for the shares deliverable upon exchange of the Exchangeable Notes, then our diluted earnings per share would be adversely affected.
We may not have the ability to raise the funds necessary to settle exchanges of the Exchangeable Notes or to repurchase the Exchangeable Notes upon a fundamental change.
Holders of our Exchangeable Notes have the right to require us to repurchase their Exchangeable Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the Exchangeable Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. In addition, unless we elect to deliver solely shares of Class A common stock to settle an exchange of the Exchangeable Notes, we will be required to make cash payments in respect of such Exchangeable Notes being exchanged. However, we may not have enough available cash or be able to obtain financing at the time we are required to make purchases of Exchangeable Notes surrendered therefor or Exchangeable Notes being exchanged. In addition, our ability to repurchase the Exchangeable Notes or to pay cash upon exchanges of the Exchangeable Notes is limited by the agreements governing our existing indebtedness (including the Senior Secured Credit Facility) and may also be limited by law, by regulatory authority or by agreements that will govern our future indebtedness. Our failure to repurchase Exchangeable Notes at a time when the repurchase is required by the indenture that governs the Exchangeable Notes or to pay cash payable on future exchanges of the Exchangeable Notes if and/or as required by the Indenture would constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under the agreements governing our other indebtedness (including the credit agreement governing the Senior Secured Credit Facility) and agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Exchangeable Notes or make cash payments upon exchanges thereof.
The conditional exchange feature of the Exchangeable Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional exchange feature of the Exchangeable Notes is triggered, holders of Exchangeable Notes will be entitled to exchange the Exchangeable Notes at any time during specified periods at their option. If one or more holders elect to exchange their Exchangeable Notes, we may elect to settle all or a portion of our exchange obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to exchange their Exchangeable Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which could result in a material reduction of our net working capital.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In January, February and March 2020, we issued an aggregate of 30,000, 147,516 and 332,500 shares, respectively, of Class A common stock in exchange for an equivalent number of shares of Class B common stock and Common Units pursuant to the terms of the i3 Verticals, LLC Limited Liability Company Agreement. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

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

4.1
Indenture, dated February 18, 2020, among i3 Verticals, LLC, i3 Verticals, Inc. as guarantor and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2020) (File No. 001-38532).

4.2	Form of 1.00% Exchangeable Senior Notes due 2025 (included in Exhibit 4.1).

10.1+
Second Amendment to the Amended and Restated Credit Agreement, dated as of May 9, 2019, by and among i3 Verticals, LLC, as the borrower, i3 Verticals, Inc. and certain Subsidiaries of i3 Verticals, Inc., as guarantors, the lenders party thereto, and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2020) (File No. 001-38532).

10.2
Registration Rights Agreement, dated February 18, 2020, among i3 Verticals, Inc. and BofA Securities, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2020) (File No. 001-38532).

10.3
Form of Exchangeable Note Hedge Transaction Confirmation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2020) (File No. 001-38532).

10.4	Form of Warrant Transaction Confirmation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2020) (File No. 001-38532).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
____________________
* Filed herewith.
** Furnished herewith.
+ Schedules and exhibits have been omitted pursuant to Item 601 of Regulation S-K. i3 Verticals, Inc. hereby undertakes to furnish supplementally a copy of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

i3 Verticals, Inc.

		By:	/s/ Clay Whitson
Clay Whitson
Chief Financial Officer

Date:	May 11, 2020