Form 10-Q
period 2020-06-30
i3 Verticals, Inc.
filed 2020-08-10
CIK 1728688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of August 10, 2020, there were 15,094,329 outstanding shares of Class A common stock, $0.0001 par value per share, and 12,391,621 outstanding shares of Class B common stock, $0.0001 par value per share.

PART I. - FINANCIAL INFORMATION
Item 1.    Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	September 30,
	2020	2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$9,136	$1,119
Accounts receivable, net	16,350	15,335
Prepaid expenses and other current assets	5,789	4,117
Total current assets	31,275	20,571
Property and equipment, net	5,506	5,026
Restricted cash	1,550	2,081
Capitalized software, net	14,340	15,454
Goodwill	167,054	168,284
Intangible assets, net	99,884	107,419
Deferred tax asset	35,671	28,138
Other assets	5,193	2,329
Total assets	$360,473	$349,302

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$4,559	$3,438
Accrued expenses and other current liabilities	15,465	21,560
Deferred revenue	9,714	10,237
Total current liabilities	29,738	35,235
Long-term debt, less current portion and debt issuance costs, net	134,114	139,298
Long-term tax receivable agreement obligations	25,933	23,204
Other long-term liabilities	3,260	9,124
Total liabilities	193,045	206,861
Commitments and contingencies (see Note 9)
Stockholders' equity
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2020 and September 30, 2019	—	—
Class A common stock, par value $0.0001 per share, 150,000,000 shares authorized; 15,085,813 and 14,444,115 shares issued and outstanding as of June 30, 2020 and September 30, 2019, respectively	1	1
Class B common stock, par value $0.0001 per share, 40,000,000 shares authorized; 12,391,621 and 12,921,637 shares issued and outstanding as of June 30, 2020 and September 30, 2019, respectively	1	1
Additional paid-in capital	107,654	82,380
Accumulated (deficit) earnings	(1,372)	(2,309)
Total stockholders' equity	106,284	80,073
Non-controlling interest	61,144	62,368
Total equity	167,428	142,441
Total liabilities and stockholders' equity	$360,473	$349,302
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019

Revenue	$31,573	$97,483	$111,862	$267,745

Operating expenses
Interchange and network fees(1)		63,263		173,777
Other costs of services	10,001	11,431	34,874	31,414
Selling, general and administrative	18,133	17,587	58,206	44,422
Depreciation and amortization	4,475	4,425	13,668	11,875
Change in fair value of contingent consideration	(1,473)	(417)	(1,461)	1,736
Total operating expenses	31,136	96,289	105,287	263,224

Income from operations	437	1,194	6,575	4,521

Other expenses
Interest expense, net	2,423	1,918	6,621	3,987
Other expense	829	—	829	—
Total other expenses	3,252	1,918	7,450	3,987

(Loss) income before income taxes	(2,815)	(724)	(875)	534

Benefit from income taxes	(5)	(131)	(1,918)	(2)

Net (loss) income	(2,810)	(593)	1,043	536

Net (loss) income attributable to non-controlling interest	(2,454)	598	811	2,651
Net (loss) income attributable to i3 Verticals, Inc.	$(356)	$(1,191)	$232	$(2,115)

Net (loss) income per share attributable to Class A common stockholders:
Basic	$(0.02)	$(0.12)	$0.02	$(0.23)
Diluted	$(0.02)	$(0.12)	$0.01	$(0.23)
Weighted average shares of Class A common stock outstanding:
Basic	14,858,858	10,064,785	14,515,506	9,254,549
Diluted	14,858,858	10,064,785	15,919,364	9,254,549
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
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2019	14,444,115	$1	12,921,637	$1	$82,380	$(2,309)	$62,368	$142,441
Cumulative effect of adoption of new accounting standard	—	—	—	—	—	705	640	1,345
Equity-based compensation	—	—	—	—	2,124	—	—	2,124
Net (loss) income	—	—	—	—	—	(149)	2,083	1,934
Exercise of equity-based awards	53,662	—	—	—	351	—	—	351
Balance at December 31, 2019	14,497,777	1	12,921,637	1	84,855	(1,753)	65,091	148,195
Equity-based compensation	—	—	—	—	2,510	—	—	2,510
Net income	—	—	—	—	—	737	1,182	1,919
Distributions to non-controlling interest holders	—	—	—	—	—	—	(3)	(3)
Redemption of common units in i3 Verticals, LLC	510,016	—	(510,016)	—	2,597	—	(2,597)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	596	—	—	596
Exercise of equity-based awards	31,125	—	—	—	2	—	—	2
Equity component of exchangeable notes, net of issuance costs and deferred taxes	—	—	—	—	27,569	—	—	27,569
Purchases of exchangeable note hedges	—	—	—	—	(28,676)	—	—	(28,676)
Issuance of warrants	—	—	—	—	14,669	—	—	14,669
Balance at March 31, 2020	15,038,918	1	12,411,621	1	104,122	(1,016)	63,673	166,781
Equity-based compensation	—	—	—	—	2,816	—	—	2,816
Net loss	—	—	—	—	—	(356)	(2,454)	(2,810)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—
Redemption of common units in i3 Verticals, LLC	20,000	—	(20,000)	—	75	—	(75)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	61	—	—	61
Exercise of equity-based awards	26,895	—	—	—	—	—	—	—
Equity component of exchangeable notes, net of issuance costs and deferred taxes	—	—	—	—	9	—	—	9
Repurchases of exchangeable note hedges	—	—	—	—	571	—	—	571
Balance at June 30, 2020	15,085,813	$1	12,391,621	$1	$107,654	$(1,372)	$61,144	$167,428
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED) (CONTINUED)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2018	9,112,042	$1	17,213,806	$2	$38,562	$736	$72,897	$112,198
Equity-based compensation	—	—	—	—	951	—	—	951
Forfeitures of restricted Class A common stock	(4,010)	—	—	—	—	—	—	—
Net (loss) income	—	—	—	—	—	178	2,173	2,351
Distributions to non-controlling interest holders	—	—	—	—	—	—	(934)	(934)
Balance at December 31, 2018	9,108,032	1	17,213,806	2	39,513	914	74,136	114,566
Equity-based compensation	—	—	—	—	1,363	—	—	1,363
Forfeitures of restricted Class A common stock	(17,644)	—	—	—	—	—	—	—
Net (loss) income	—	—	—	—	—	(1,102)	(120)	(1,222)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(89)	(89)
Redemption of common units in i3 Verticals, LLC	101,642	—	(101,642)	—	291	—	(291)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	117	—	—	117
Balance at March 31, 2019	9,192,030	1	17,112,164	2	41,284	(188)	73,636	114,735
Equity-based compensation	—	—	—	—	1,808	—	—	1,808
Forfeitures of restricted Class A common stock	(1,124)	—	—	—	—	—	—	—
Net (loss) income	—	—	—	—	—	(1,191)	598	(593)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(1,037)	(1,037)
Redemption of common units in i3 Verticals, LLC	4,190,527	—	(4,190,527)	(1)	11,786	—	(11,786)	(1)
Sale of Class A common stock in public offering, net	1,000,000	—	—	—	21,660	—	—	21,660
Capitalization of public offering costs	—	—	—	—	(771)	—	—	(771)
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	3,962	—	—	3,962
Issuance of restricted Class A common stock under Equity Plan	8,799	—	—	—	225	—	—	225
Exercise of equity-based awards	29,967	—	—	—	390	—	—	390
Balance at June 30, 2019	14,420,199	$1	12,921,637	$1	$80,344	$(1,379)	$61,411	$140,378

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$1,043	$536
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,668	11,875
Equity-based compensation	7,450	4,122
Provision for doubtful accounts	105	43
Amortization of debt discount and issuance costs	2,274	619
Debt issuance costs write offs	141	152
Loss on repurchase of exchangeable notes	828	—
Amortization of capitalized client acquisition costs	288	—
Loss on disposal of assets	1	8
(Benefit from) provision for deferred income taxes	(2,802)	(36)
(Decrease) increase in non-cash contingent consideration expense from original estimate	(1,461)	1,736
Changes in operating assets:
Accounts receivable	(789)	3,758
Prepaid expenses and other current assets	(1,848)	(1,779)
Other assets	(1,399)	(2,369)
Changes in operating liabilities:
Accounts payable	989	2,489
Accrued expenses and other current liabilities	(2,896)	(616)
Deferred revenue	(454)	(2,633)
Other long-term liabilities	(12)	(48)
Contingent consideration paid in excess of original estimates	(5,039)	(1,560)
Net cash provided by operating activities	10,087	16,297

Cash flows from investing activities:
Expenditures for property and equipment	(1,883)	(585)
Expenditures for capitalized software	(2,048)	(1,478)
Purchases of merchant portfolios and residual buyouts	(1,677)	(2,708)
Acquisitions of businesses, net of cash acquired	—	(126,862)
Acquisition of other intangibles	(136)	(72)
Net cash used in investing activities	(5,744)	(131,705)
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Nine months ended June 30,
	2020	2019
Cash flows from financing activities:
Proceeds from revolving credit facility	125,024	149,919
Payments of revolving credit facility	(231,214)	(14,862)
Proceeds from borrowings on exchangeable notes	138,000	—
Payments for purchase of exchangeable senior note hedges	(28,676)	—
Proceeds from issuance of warrants	14,669	—
Payments for repurchase of exchangeable notes	(6,807)	—
Payments of notes payable to banks	—	(35,000)
Payments of debt issuance costs	(5,215)	(152)
Proceeds from issuance of Class A common stock sold in public offering, net of underwriting discounts and offering costs	—	21,660
Cash paid for contingent consideration	(2,988)	(2,634)
Payments for required distributions to members for tax obligations	(3)	(2,025)
Proceeds from stock option exercises	474	390
Payments for employee's tax withholdings from net settled stock option exercises	(121)	—
Net cash provided by financing activities	3,143	117,296

Net increase (decrease) in cash, cash equivalents, and restricted cash	7,486	1,888
Cash, cash equivalents, and restricted cash at beginning of period	3,200	1,237
Cash, cash equivalents, and restricted cash at end of period	$10,686	$3,125

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,955	$2,980
Cash paid for income taxes(1)	$404	$1,323
____________________
1.After the issuance of the Form 10-Q for the nine months ended June 30, 2019, Management identified there was a mathematical mistake in the calculation of the cash paid for income taxes for the nine months ended June 30, 2019. The Company has restated the cash paid for income taxes for the nine months ended June 30, 2019 to the correct amount of $1,323 from the originally reported amount of $24,611. There was no impact on any other disclosures.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to that shown in the Condensed Consolidated Statements of Cash Flows:

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Nine months ended June 30,
	2020	2019
Beginning balance
Cash and cash equivalents	$1,119	$572
Restricted cash	2,081	665
Total cash, cash equivalents, and restricted cash	$3,200	$1,237

Ending balance
Cash and cash equivalents	$9,136	$1,509
Restricted cash	1,550	1,616
Total cash, cash equivalents, and restricted cash	$10,686	$3,125
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
As of June 30, 2020, i3 Verticals, Inc. owned 54.9% of the economic interest in i3 Verticals, LLC. As of June 30, 2020, the Continuing Equity Owners owned Common Units in i3 Verticals, LLC representing approximately 45.1% of the economic interest in i3 Verticals, LLC, shares of Class A common stock in the Company representing approximately 0.5% of the economic interest and voting power in the Company, and shares of Class B common stock in i3 Verticals, Inc., representing approximately 45.1% of the voting power in the Company. Combining the Class A common stock and Class B common stock, the Continuing Equity Owners hold approximately 45.6% of the economic interest and voting power in i3 Verticals, Inc.
COVID-19
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and other parts of the world. The spread of COVID-19 has caused several states and cities to declare states of emergency or disaster proclamations. State and local governments, together with public health officials, have recommended and mandated precautions to mitigate the spread of the virus, including the closure of local government facilities and parks, schools, restaurants, many businesses and other locations of public assembly. Although many of the restrictions have eased across the country, the pandemic has yet to show substantial signs of decline in the U.S. Some areas are re-imposing closures and other restrictions due to increased rates of COVID-19 cases.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
As a result, the COVID-19 pandemic is significantly affecting overall economic conditions in the United States. The economic impact of these conditions is materially impacting the Company's business and is expected to continue to adversely impact its strategic verticals and its business in general. For example, the Company and its clients have experienced a decline and subsequent partial recovery in payment volume and the number of transactions processed, and therefore, a decline and subsequent partial recovery in revenue in the Company's strategic verticals. There are no reliable estimates of how long the pandemic will last, how many people are likely to be affected by it or the duration or types of restrictions that will be imposed. For that reason, the Company is unable to predict the long-term impact of the pandemic on its business at this time. Given these conditions, there could be material changes to recorded balances and estimates in the future.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the reporting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the unaudited condensed consolidated financial statements of the Company and its subsidiaries as of June 30, 2020 and for the three and nine months ended June 30, 2020 and 2019. The results of operations for the three and nine months ended June 30, 2020 and 2019 are not necessarily indicative of the operating results for the full year. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the Company's consolidated financial statements and related footnotes for the years ended September 30, 2019 and 2018, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018.
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
Inventories
Inventories consist of point-of-sale equipment to be sold to clients and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Inventories were $1,527 and $1,294 at June 30, 2020 and September 30, 2019, respectively, and are included within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
Notes Receivable
Notes receivable consist of loans made to unrelated entities. Notes receivable were $1,195 and $195 at June 30, 2020 and September 30, 2019, respectively, and are included within other assets on the accompanying condensed consolidated balance sheets.

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
The operating results of an acquisition are included in the Company’s condensed consolidated statements of operations from the date of such acquisition. No acquisitions were completed during the nine months ended June 30, 2020.
Revenue Recognition and Deferred Revenue
For the nine months ended June 30, 2020, revenue is recognized as each performance obligation is satisfied, in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company accrues for rights of refund, processing errors or penalties, or other related allowances based on historical experience. The Company utilized the portfolio approach practical expedient within ASC 606-10-10-4 Revenue from Contracts with Customers—Objectives and the significant financing component practical expedient within ASC 606-10-32-18 Revenue from Contracts with Customers—The Existence of a Significant Financing Component in the Contract in performing the analysis. The Company adopted ASC 606 on October 1, 2019, using the modified retrospective method and applying the standard to all contracts not completed on the date of adoption. Results for the reporting period beginning October 1, 2019 are presented under ASC 606, while prior period amounts continue to be reported in accordance with the Company's historic accounting practices under previous guidance.
The majority of the Company's revenue for the nine months ended June 30, 2020 and 2019 is derived from volume-based payment processing fees (“discount fees”) and other related fixed transaction or service fees. The remainder is comprised of sales of software licensing subscriptions, ongoing support, and other POS-related solutions the Company provides to its clients directly and through its processing bank relationships.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed or a specified per transaction amount, depending on the card type. The Company frequently enters into agreements with clients under which the client engages the Company to provide both payment authorization services and transaction settlement services for all of the cardholder transactions of the client, regardless of which issuing bank and card network to which the transaction relates. The Company’s core performance obligations are to stand ready to provide continuous access to the Company’s payment authorization services and transaction settlement services in order to be able to process as many transactions as its clients require on a daily basis over the contract term. These services are stand ready obligations, as the timing and quantity of transactions to be processed is not determinable. Under a stand-ready obligation, the Company’s performance obligation is defined by each time increment rather than by the underlying activities satisfied over time based on days elapsed. Because the service of standing ready is substantially the same each day and has the same pattern of transfer to the client, the Company has determined that its stand-ready performance obligation comprises a series of distinct days of service. Discount fees are recognized each day based on the volume or transaction count at the time the merchants’ transactions are processed.
The Company follows the requirements of ASC 606-10-55 Revenue from Contracts with Customers—Principal versus Agent Considerations, which states that the determination of whether a company should recognize revenue based on the gross amount billed to a client or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement. The determination of gross versus net recognition of revenue requires judgment that depends on whether the Company controls the good or service before it is transferred to the merchant or whether the Company is acting as an agent of a third party. The assessment is provided separately for each performance obligation identified. Under its agreements, the Company incurs interchange and network pass-through charges from the third-party card issuers and card networks, respectively, related to the provision of payment authorization services. The Company has determined that it is acting as an agent with respect to these payment authorization services, based on the following factors: (1) the Company has no discretion over which card issuing bank will be used to process a transaction and is unable to direct the activity of the merchant to another card issuing bank, and (2) interchange and card network rates are pre-established by the card issuers or card networks, and the Company has no latitude in determining these fees. Therefore, revenue allocated to the payment authorization performance obligation is presented net of interchange and card network fees paid to the card issuing banks and card networks, respectively, for the nine months ended June 30, 2020, subsequent to the adoption of ASC 606.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The tables below present a disaggregation of the Company's revenue from contracts with clients by product by segment. Refer to Note 11 for discussion of the Company's segments. The Company's products are defined as follows:
•Payments — Includes discount fees, gateway fees and other related fixed transaction or service fees.
•Other — Includes sales of software, sales of equipment, professional services and other revenues.

	For the Three Months Ended June 30, 2020
	Merchant Services	Proprietary Software and Payments	Other	Total
Payments revenue	$18,060	$2,999	$(412)	$20,647
Other revenue	3,471	7,459	(4)	10,926
Total revenue	$21,531	$10,458	$(416)	$31,573

	For the Three Months Ended June 30, 2019
	Merchant Services	Proprietary Software and Payments	Other	Total
Payments revenue	$82,027	$5,379	$—	$87,406
Other revenue	5,237	4,840	—	10,077
Total revenue	$87,264	$10,219	$—	$97,483

	For the Nine Months Ended June 30, 2020
	Merchant Services	Proprietary Software and Payments	Other	Total
Payments revenue	$61,376	$15,375	$(1,347)	$75,404
Other revenue	12,638	23,830	(10)	36,458
Total revenue	$74,014	$39,205	$(1,357)	$111,862

	For the Nine Months Ended June 30, 2019
	Merchant Services	Proprietary Software and Payments	Other	Total
Payments revenue	$225,488	$16,389	$—	$241,877
Other revenue	16,353	9,515	—	25,868
Total revenue	$241,841	$25,904	$—	$267,745

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

	For the Three Months Ended June 30, 2020
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue earned over time	$15,972	$7,319	$(402)	$22,889
Revenue earned at a point in time	5,559	3,139	(14)	8,684
Total revenue	$21,531	$10,458	$(416)	$31,573

	For the Three Months Ended June 30, 2019
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue earned over time	$79,682	$7,559	$—	$87,241
Revenue earned at a point in time	7,582	2,660	—	10,242
Total revenue	$87,264	$10,219	$—	$97,483

	For the Nine Months Ended June 30, 2020
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue earned over time	$52,639	$27,702	$(1,336)	$79,005
Revenue earned at a point in time	21,375	11,503	(21)	32,857
Total revenue	$74,014	$39,205	$(1,357)	$111,862

	For the Nine Months Ended June 30, 2019
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue earned over time	$217,232	$20,557	$—	$237,789
Revenue earned at a point in time	24,609	5,347	—	29,956
Total revenue	$241,841	$25,904	$—	$267,745

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
The following table presents the changes in deferred revenue as of and for the nine months ended June 30, 2020:

Balance at September 30, 2019	$10,237
Deferral of revenue	5,389
Recognition of unearned revenue	(5,211)
Balance at December 31, 2019	10,415
Deferral of revenue	5,004
Recognition of unearned revenue	(5,753)
Balance at March 31, 2020	9,666
Deferral of revenue	$5,630
Recognition of unearned revenue	$(5,512)
Balance at June 30, 2020	$9,784
Costs to Obtain and Fulfill a Contract
The Company capitalizes incremental costs to obtain new contracts and contract renewals and amortizes these costs on a straight-line basis as an expense over the benefit period, which is generally the contract term, unless a commensurate payment is not expected at renewal. As of June 30, 2020, the Company had $2,958, of capitalized contract costs, which relates to commissions paid to obtain new sales, included within "Prepaid expenses and other current assets” and “Other assets" on the condensed consolidated balance sheets. The Company recorded commissions expense related to these costs for the three and nine months ended June 30, 2020 of $104 and $288, respectively.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, the value of purchase consideration paid and identifiable assets acquired and assumed in acquisitions, goodwill and intangible asset impairment review, determination of performance obligations for revenue recognition, loss reserves, assumptions used in the calculation of equity-based compensation and in the calculation of income taxes, and certain tax assets and liabilities as well as the related valuation allowances. The uncertainty surrounding estimates is increased due to the development of the COVID-19 pandemic, which is further described in Note 1. During the third quarter of fiscal 2020, in response to the COVID-19 pandemic, the Company conducted an interim goodwill impairment analysis using the quantitative test for certain reporting units. The testing date was May 1, 2020. The Company determined that none of the reporting units were impaired and fair values of all of its reporting units substantially exceeded their carrying values at the assessment date. There could be material changes to these estimates as a result of ongoing COVID-19 developments in future periods. Actual results could differ from those estimates.
During the nine months ended June 30, 2020, the Company has recorded a $2,668 reduction in the valuation allowance on the deferred tax asset related to the Company’s investment in partnership and a corresponding reduction in the Company's income tax expense for the nine months ended June 30, 2020. Management has determined an additional portion of the deferred tax asset will be more likely than not realized based off an evaluation of the four sources of taxable income.
During the three months ended June 30, 2020, the Company has elected to make a policy change to allocate stock compensation expense to the Class B shareholders of i3 Verticals, LLC. This change resulted in a $557 reduction in the benefit from income taxes and a corresponding reduction in the Company's net loss, a $2,439 increase to the net loss attributable to non-controlling interest and a $1,882 decrease to the net loss attributable to i3 Verticals, Inc. for the three and nine months ended June 30, 2020.
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
The Company determined that the most significant ongoing impact of adopting the new revenue standard was driven by changes in principal versus agent considerations, with the majority of the change overall in total net revenue attributable to reflecting the Company's payment authorization services net of related interchange and network fees prospectively. The Company's interchange and network fees of $63,263 and $173,777 were classified in “Operating Expenses” on the Condensed Consolidated Statement of Operations for the three and nine months ended June 30, 2019, respectively. The Company's interchange and network fees of $49,294 and $181,595 were included as a reduction to revenue on the Condensed Consolidated Statement of Operations for the three and nine months ended June 30, 2020, respectively. Under the modified retrospective basis, the Company has not restated its comparative unaudited condensed consolidated financial statements for these effects. The adoption of the new revenue standard did not have a material impact on net income. The following table presents the material impacts of adopting ASC 606 on the Company's unaudited condensed consolidated statement of operations for the three months ended June 30, 2020:

	Three months ended June 30, 2020
	As reported	Adjustment	Presentation without adoption of ASC 606
Revenue	$31,573	$49,294	$80,867
Operating expenses
Interchange and network fees	$—	$49,294	$49,294
The following table presents the material impacts of adopting ASC 606 on the Company's unaudited condensed consolidated statement of operations for the nine months ended June 30, 2020:

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

	Nine months ended June 30, 2020
	As reported	Adjustment	Presentation without adoption of ASC 606
Revenue	$111,862	$181,595	$293,457
Operating expenses
Interchange and network fees	$—	$181,595	$181,595
The following table presents the impacts of adoption of ASC 606 on the Company's unaudited condensed consolidated balance sheet as of June 30, 2020:

	As of June 30, 2020
	As reported	Adjustment	Presentation without adoption of ASC 606
Assets
Current assets
Prepaid expenses and other current assets	$5,789	$255	$6,044
Deferred tax asset	$35,671	$12	$35,683
Other assets	$5,193	$(1,802)	$3,391
Liabilities and equity
Stockholders' equity
Accumulated deficit	$(1,372)	$(810)	$(2,182)
Non-controlling interest	$61,144	$(725)	$60,419
The adoption of ASC 606 did not have a material impact on the Company’s unaudited condensed consolidated statement of cash flows for the nine months ended June 30, 2020. The Company has expanded its unaudited condensed consolidated financial statement disclosures as required by this new standard. See above for additional disclosures provided as a result of the adoption of ASC 606.
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820) (“ASU 2018-13”). The amendments in ASU 2018-13 provide clarification and modify the disclosure requirements on fair value measurement in Topic 820, Fair Value Measurement. The amendments in ASU 2018-13 are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. As a result, the Company will not be required to adopt ASU 2018-13 until October 1, 2021. The Company is currently evaluating the impact of the adoption of this principle on the Company’s condensed consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) (“ASU 2016-13”). The amendments in ASU 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The amendments in ASU 2016-13 are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10 (“ASU 2019-10”), which extends the effective date for adoption of ASU 2016-13 for certain entities. As a result of the provisions in ASU 2019-10, and as the Company was a smaller reporting company as of November 15, 2019, the Company will not be required to adopt ASU 2016-13 until October 1, 2023. The Company is currently evaluating the impact of the adoption of this principle on the Company’s condensed consolidated financial statements.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 amends the existing guidance by recognizing all leases, including operating leases, with a term longer than twelve months on the balance sheet and disclosing key information about the lease arrangements. The update requires modified retrospective transition, with the option to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment and elect various practical expedients. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which narrows aspects of the guidance issued in the amendments in ASU 2016-02, and ASU 2018-11, Leases—Targeted Improvements (Topic 842), by allowing lessees and lessors to recognize and measure existing leases at the beginning of the period of adoption without modifying the comparative period financial statements (which therefore will remain under prior GAAP, Topic 840, Leases). In December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors, which clarifies or simplifies certain aspects of the guidance issued in the amendments in ASU 2016-02 for lessors. Since the Company has not yet adopted ASU 2016-02, the effective date and transition requirements will be the same as the effective date and transition requirements in ASU 2016-02. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the guidance issued in the amendments in ASU 2016-02. The amendments in this ASU No. 2016-02 are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. In November 2019, the FASB issued ASU No. 2019-10, which extends the effective date for adoption of ASU 2016-02 for certain entities. As a result of the provisions in ASU No. 2019-10, and as the Company is an emerging growth company and has elected to use the extended transition period of such companies, the Company will not be required to adopt ASU 2016-02 until October 1, 2021. The Company is currently evaluating the impact of the adoption of these principles on the Company’s condensed consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning an interim period that includes or is subsequent to March 12, 2020, or prospectively from the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company may elect to apply ASU 2020-04 as its contracts referenced in London Interbank Offered Rate (“LIBOR”) are impacted by reference rate reform. The Company is currently evaluating the impact of the adoption of this principle on the Company’s condensed consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting For Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. ASU 2020-06 also simplifies the diluted net income per share calculation in certain areas. The amendments in ASU 2020-06 are effective for public business entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. As the Company is an emerging growth company and has elected to use the extended transition period of such companies, the Company will not be required to adopt ASU 2020-06 until October 1, 2022. The Company is currently evaluating the impact of the adoption of this principle on the Company’s condensed consolidated financial statements.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
3. ACQUISITIONS
During the nine months ended June 30, 2020, the Company acquired the following intangible assets:
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
During the nine months ended June 30, 2020, the Company purchased $1,677 in residual buyouts using a combination of cash on hand and borrowings on the Company's revolving line of credit. The acquired residual buyout intangible assets have a weighted-average amortization period of eight years.
2019 Business Combinations
During the year ended September 30, 2019, the Company completed the acquisitions of unrelated businesses, including Pace Payment Systems, Inc. Certain of the purchase price allocations assigned for these acquisitions were considered preliminary as of September 30, 2019, and are considered preliminary as of June 30, 2020.
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
The goodwill associated with the acquisition is not deductible for tax purposes. The acquired merchant relationships intangible asset has an estimated amortization period of fifteen years. The non-compete agreement and trade name have estimated amortization periods of three and five years, respectively. The weighted-average estimated amortization period of all intangibles acquired is fifteen years. The acquired capitalized software has an estimated amortization period of seven years. The acquisition also included deferred tax assets related to net operating losses and Section 163(j) carryforwards and deferred tax liabilities related to intangibles, which are presented as a total net deferred tax asset as of June 30, 2020.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Summary of 2019 Business Combinations
The fair values assigned to certain assets and liabilities assumed, as of the acquisition dates, as adjusted for any purchase price allocation adjustments subsequent to September 30, 2019, were as follows:

	Pace	Other	Total
Cash and cash equivalents	$108	$4,453	$4,561
Accounts receivable	545	4,907	5,452
Settlement assets	—	18	18
Related party receivable	—	—	—
Inventories	45	61	106
Prepaid expenses and other current assets	59	483	542
Property and equipment	527	1,929	2,456
Capitalized software	3,400	9,440	12,840
Acquired merchant relationships	13,400	34,480	47,880
Exclusivity Agreements	—	—	—
Non-compete agreements	60	150	210
Trade name	500	1,540	2,040
Goodwill	35,589	47,480	83,069
Other assets	2,622	2	2,624
Total assets acquired	56,855	104,943	161,798

Accounts payable	722	369	1,091
Accrued expenses and other current liabilities	56	2,284	2,340
Settlement obligations	—	18	18
Deferred revenue, current	24	2,698	2,722
Other long-term liabilities	—	687	687
Net assets acquired	$56,053	$98,887	$154,940

4. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill are as follows:

	Merchant Services	Proprietary Software and Payments	Other	Total
Balance at September 30, 2019 (net of accumulated impairment losses of $11,458, $0 and $0, respectively)	$108,472	$59,812	$—	$168,284
Goodwill attributable to acquisition preliminary purchase price adjustments during the nine months ended June 30, 2020	(933)	(297)	—	(1,230)
Balance at June 30, 2020	$107,539	$59,515	$—	$167,054

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Intangible assets consisted of the following as of June 30, 2020:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Merchant relationships	$142,671	$(50,919)	$91,752	12 to 20 years – accelerated or straight-line
Non-compete agreements	1,720	(866)	854	2 to 5 years – straight-line
Website and brand development costs	202	(52)	150	3 to 4 years – straight-line
Trade names	4,292	(2,028)	2,264	2 to 7 years – straight-line
Residual buyouts	5,621	(1,307)	4,314	2 to 8 years – straight-line
Referral and exclusivity agreements	900	(392)	508	5 to 10 years – straight-line
Total finite-lived intangible assets	155,406	(55,564)	99,842

Indefinite-lived intangible assets:
Trademarks	42	—	42
Total identifiable intangible assets	$155,448	$(55,564)	$99,884

Amortization expense for intangible assets amounted to $3,066 and $9,348 during the three and nine months ended June 30, 2020, respectively, and $3,233 and $9,054 during the three and nine months ended June 30, 2019, respectively.
Based on net carrying amounts at June 30, 2020, the Company's estimate of future amortization expense for intangible assets are presented in the table below for fiscal years ending September 30:

2020 (three months remaining)	$2,905
2021	10,790
2022	9,645
2023	8,595
2024	7,983
Thereafter	59,924
$99,842

5. LONG-TERM DEBT, NET
A summary of long-term debt, net as of June 30, 2020 and September 30, 2019 is as follows:

		June 30,	September 30,
	Maturity	2020	2019
Revolving lines of credit to banks under the Senior Secured Credit Facility	May 9, 2024	$34,954	$141,144
1% Exchangeable Senior Notes due 2025	February 15, 2025	104,313	—
Debt issuance costs, net		(5,153)	(1,846)
Total long-term debt, net of issuance costs		$134,114	$139,298

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

2020 Exchangeable Notes Offering
On February 18, 2020, i3 Verticals, LLC issued $138,000 aggregate principal amount of 1.0% Exchangeable Senior Notes due 2025 (the “Exchangeable Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The Company received approximately $132,762 in net proceeds from the sale of the Exchangeable Notes, as determined by deducting estimated offering expenses paid to third-parties from the aggregate principal amount.
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
If the Company or i3 Verticals, LLC undergoes a fundamental change, holders may require i3 Verticals, LLC to repurchase all or part of their Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Notes to be repurchased, plus accrued and unpaid interest to, but not including, the fundamental change repurchase date. As of June 30, 2020, none of the conditions permitting the holders of the Exchangeable Notes to early convert have been met.
i3 Verticals, LLC may not redeem the Exchangeable Notes prior to February 20, 2023. On or after February 20, 2023, and prior to the 47th scheduled trading day immediately preceding the maturity date, if the last reported sale price per share of Class A common stock has been at least 130% of the exchange price for the Exchangeable Notes for at least 20 trading days (whether or not consecutive), i3 Verticals, LLC may redeem all or any portion of the Exchangeable Notes at a cash redemption price equal to 100% of the principal amount of the Exchangeable Notes to be redeemed plus accrued and unpaid interest on such note to, but not including, the redemption date.
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
The Company incurred third-party issuance costs totaling $5,238, in connection with the issuance of the Exchangeable Notes. The Company capitalized $4,150 of debt issuance costs in connection with the Exchangeable Notes and allocated $1,088 of the third-party issuance costs to equity. Non-cash interest expense, including amortization of debt issuance costs, related to the Exchangeable Notes for the three and nine months ended June 30, 2020 was $146 and $216, respectively. The Company also wrote off a portion of the debt issuance costs in connection with the repurchase transactions in April 2020, as described below. Total unamortized debt issuance costs related to the Exchangeable Notes were $3,684 as of June 30, 2020.
The estimated fair value of the Exchangeable Notes was $124,168 as of June 30, 2020. The estimated fair value of the Exchangeable Notes was determined through consideration of quoted market prices for similar instruments. The fair value is classified as Level 2, as defined in Note 7.
The Company can choose to purchase its Exchangeable Notes on the open market. In April 2020, the Company paid $6,807 in aggregate to repurchase $8,500 in aggregate principal amount of the Exchangeable Notes and to repay approximately $15 in accrued interest on the repurchased portion of the Exchangeable Notes. The Company recorded a loss on retirement of debt of $828 due to the carrying value exceeding the fair value of the repurchased portion of the Exchangeable Notes at the dates of repurchases. The Company wrote off $250 of debt issuance costs in connection with the repurchase transactions. The effect of the repurchase was a decrease in the Company's total leverage ratio.
Exchangeable Note Hedge Transactions
On February 12, 2020, concurrently with the pricing of the Exchangeable Notes, and on February 13, 2020, concurrently with the exercise by the initial purchasers of their right to purchase additional Exchangeable Notes, i3 Verticals, LLC entered into exchangeable note hedge transactions with respect to Class A common stock (the “Note Hedge Transactions”) with certain financial institutions (collectively, the “Counterparties”). The Note Hedge Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Exchangeable Notes, the same number of shares of Class A common stock that initially underlie the Exchangeable Notes in the aggregate and are exercisable upon exchange of the Exchangeable Notes. The Note Hedge Transactions are intended to reduce potential dilution to the Class A common stock upon any exchange of the Exchangeable Notes. The Note Hedge Transactions will expire upon the maturity of the Exchangeable Notes, if not earlier exercised. The Note Hedge Transactions are separate transactions, entered into by i3 Verticals, LLC

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
with the Counterparties, and are not part of the terms of the Exchangeable Notes. Holders of the Exchangeable Notes will not have any rights with respect to the Note Hedge Transactions. i3 Verticals, LLC used approximately $28,676 of the net proceeds from the offering of the Exchangeable Notes (net of the premiums received for the warrant transactions described below) to pay the cost of the Note Hedge Transactions.
The Note Hedge Transactions do not require separate accounting as a derivative as they meet a scope exception for certain contracts involving an entity's own equity. The premiums paid for the Note Hedge Transactions have been included as a net reduction to additional paid-in capital within stockholders' equity.
Warrant Transactions
On February 12, 2020, concurrently with the pricing of the Exchangeable Notes, and on February 13, 2020, concurrently with the exercise by the initial purchasers of their right to purchase additional Exchangeable Notes, the Company entered into warrant transactions to sell to the Counterparties warrants (the “Warrants”) to acquire, subject to customary adjustments, up to initially 3,376,391 shares of Class A common stock in the aggregate at an initial exercise price of $62.88 per share. The Company offered and sold the Warrants in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Warrants will expire over a period beginning on May 15, 2025.
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
Senior Secured Credit Facility
On May 9, 2019, the Company amended and restated its existing 2017 Senior Secured Credit Facility with a new credit agreement (the “Senior Secured Credit Facility”) by and among i3 Verticals, LLC, as the borrower, the Company and certain subsidiaries of the Company, as guarantors, the lenders party thereto, and Bank of America, N.A., as administrative agent for the lenders, as theretofore amended. The Company concluded that the replacement of the 2017 Senior Secured Credit Facility should be accounted for as a debt modification based on the guidance in ASC 470-50. In connection with the replacement of the 2017 Senior Secured Credit Facility, the Company recorded a debt extinguishment charge of $152 for the write-off of deferred financing costs, which was recorded in interest expense in the condensed consolidated statements of operations. On February 18, 2020, the Company entered into the second amendment to the Senior Secured Credit Facility in connection with the offering of the Company's Exchangeable Notes. The second amendment reduced the Company's borrowing capacity under the Senior Secured Credit Facility. During the nine months ended June 30, 2020, the Company wrote off $141 of unamortized debt issuance costs, which was recorded in interest expense in the condensed consolidated statements of operations, due to the decrease in borrowing capacity. The Senior Secured Credit Facility consists of a $275,000 revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to $50,000 in the aggregate.
The Senior Secured Credit Facility accrues interest at LIBOR (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) plus an applicable margin of 2.25% to 3.25% (3.25% as of June 30, 2020), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%), plus an applicable margin of 0.25% to 1.25% (1.25% as of June 30, 2020), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires the Company to pay unused commitment fees of 0.15% to 0.30% (0.30% as of June 30, 2020) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The maturity date of the Senior Secured Credit Facility is May 9, 2024. The Senior

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00, (ii) a maximum total leverage ratio of 5.00 to 1.00, provided, that for each of the four fiscal quarters immediately following a qualified acquisition (each a “Leverage Increase Period”), the required ratio set forth above may be increased by up to 0.25, subject to certain limitations and (iii) a maximum consolidated senior secured leverage ratio of 3.25 to 1.00, provided, that for each Leverage Increase Period, the consolidated senior leverage ratio may be increased by up to 0.25, subject to certain limitations. As of June 30, 2020, the Company was in compliance with these covenants, and there was $240,046 available for borrowing under the revolving credit facility, subject to the financial covenants.
The Senior Secured Credit Facility is secured by substantially all assets of the Company. The lenders under the Senior Secured Credit Facility hold senior rights to collateral and principal repayment over all other creditors.
The provisions of the Senior Secured Credit Facility place certain restrictions and limitations upon the Company. These include, among others, restrictions on liens, investments, indebtedness, fundamental changes and dispositions, dividends and distributions, changes in the nature of the Company's business, transactions with affiliates and prepayment of other indebtedness; maintenance of certain financial ratios; and certain non-financial covenants pertaining to the activities of the Company during the period covered. The Company was in compliance with such covenants as of June 30, 2020. In addition, the Senior Secured Credit Facility restricts the Company's ability to make dividends or other distributions to the holders of the Company's equity. The Company is permitted to (i) make cash distributions to the holders of the Company's equity in order to pay taxes incurred by owners of equity in i3 Verticals, LLC, by reason of such ownership, (ii) repurchase equity from employees, directors, officers or consultants in an aggregate amount not to exceed $3,000 per year, (iii) make certain payments in connection with the Tax Receivable Agreement, and (iv) make other dividends or distributions in an aggregate amount not to exceed 5% of the net cash proceeds received from any additional common equity issuance. The Company is also permitted to make non-cash dividends in the form of additional equity issuances. Each subsidiary may make ratable distributions to persons that own equity interests in such subsidiary. All other forms of dividends or distributions are prohibited under the Senior Secured Credit Facility.
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
Debt issuance costs
During the nine months ended June 30, 2020, the Company capitalized debt issuance costs totaling $4,212, in connection with the issuance of the Exchangeable Notes, the Note Hedge Transactions and the Warrants and in connection with entering into the second amendment to the Senior Secured Credit Facility. The Company's debt issuance costs are being amortized over the related term of the debt using the effective interest method. Debt

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
issuance costs are presented net against long-term debt in the condensed consolidated balance sheets. The amortization of debt issuance costs is included in interest expense and amounted to approximately $242 and $514 during the three and nine months ended June 30, 2020, respectively, and $154 and $619 during the three and nine months ended June 30, 2019, respectively.

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
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the Company’s estimated tax rate changes, it makes a cumulative adjustment in that period. The Company’s provision for income taxes was a benefit of $5 and a benefit of $1,918 for the three and nine months ended June 30, 2020, respectively, and a benefit of $131 and an expense of $2 for the three and nine months ended June 30, 2019, respectively.
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
During the nine months ended June 30, 2020, the Company acquired an aggregate of 530,016 common units of i3 Verticals, LLC in connection with the redemption of common units, which resulted in an increase in the tax basis of our investment in i3 Verticals, LLC subject to the provisions of the Tax Receivable Agreement. As a result of these exchanges, during the nine months ended June 30, 2020, the Company recognized an increase to its net deferred tax assets in the amount of $3,251, and corresponding Tax Receivable Agreement liabilities of $2,764, representing 85% of the tax benefits due to the Continuing Equity Owners.
The deferred tax asset and corresponding Tax Receivable Agreement liability balances were $30,064 and $25,940, respectively, as of June 30, 2020.
Payments to the Continuing Equity Owners related to exchanges through June 30, 2020 will range from $0 to $2,321 per year and are expected to be paid over the next 25 years. The amounts recorded as of June 30, 2020,

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

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
The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, settlement assets and obligations, accounts receivable, other assets, accounts payable, and accrued expenses, approximated their fair values as of June 30, 2020 and 2019, because of the relatively short maturity dates on these instruments. The carrying amount of debt approximates fair value as of June 30, 2020 and 2019, because interest rates on these instruments approximate market interest rates.
The Company has no Level 1 or Level 2 financial instruments measured at fair value on a recurring basis. The following tables present the changes in the Company's Level 3 financial instruments that are measured at fair value on a recurring basis.

Accrued Contingent Consideration
Balance at September 30, 2019	$18,226
Contingent consideration accrued at time of business combination	—
Change in fair value of contingent consideration included in Operating expenses	(1,461)
Contingent consideration paid	(8,027)
Balance at June 30, 2020	$8,738

Accrued Contingent Consideration
Balance at September 30, 2018	$5,999
Contingent consideration accrued at time of business combination	10,315
Change in fair value of contingent consideration included in Operating expenses	1,736
Contingent consideration paid	(4,194)
Balance at June 30, 2019	$13,856

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
Approximately $6,655 and $10,223 of contingent consideration was recorded in accrued expenses and other current liabilities as of June 30, 2020 and September 30, 2019, respectively. Approximately $2,083 and $8,003 of contingent consideration was recorded in other long-term liabilities as of June 30, 2020 and September 30, 2019, respectively.
Disclosure of Fair Values
The Company's financial instruments that are not remeasured at fair value include the Exchangeable Notes (see Note 5). The Company estimates the fair value of the Exchangeable Notes through consideration of quoted market prices of similar instruments, classified as Level 2 as described above. The estimated fair value of the Exchangeable Notes was $124,168 as of June 30, 2020.
The carrying value of other financial instruments, including cash, accounts receivable, accounts payable, funds receivable and seller accounts, and funds payable and amounts due to sellers approximate fair value due to the immediate or short-term maturity associated with these instruments.

8. EQUITY-BASED COMPENSATION
A summary of equity-based compensation expense recognized during the three and nine months ended June 30, 2020 and 2019 is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Stock options	$2,816	$1,808	$7,450	$4,122
Amounts are included in general and administrative expense on the condensed consolidated statements of operations. Income tax expense of $164 and benefits of $177 were recognized related to equity-based compensation during the three and nine months ended June 30, 2020, respectively. Income tax benefits of $30 were recognized related to equity-based compensation during the three and nine months ended June 30, 2019.
Stock Options
In May 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) under which the Company may grant up to 3,500,000 stock options and other equity-based awards to employees, directors and officers. The number of shares of Class A common stock available for issuance under the 2018 Plan includes an annual increase on the first day of each year, beginning with the 2019 calendar year, equal to 4.0% of the outstanding shares of all classes of the Company's common stock as of the last day of the immediately preceding calendar year, unless the Company’s board of directors determines prior to the last trading day of December of the immediately preceding calendar year that the increase shall be less than 4.0%. As of June 30, 2020, there are 384,600 equity awards available for grant under the 2018 Plan.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The fair value of the stock option awards during the nine months ended June 30, 2020 and from June 20, 2018 through September 30, 2019 was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	June 30, 2020	September 30, 2019
Expected volatility(1)	26.0%	26.7%
Expected dividend yield(2)	—%	—%
Expected term(3)	6 years	6 years
Risk-free interest rate(4)	1.4%	2.5%
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
4.The risk-free rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.

A summary of stock option activity for the nine months ended June 30, 2020 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	4,240,695	$18.33
Granted	1,164,000	30.83
Exercised	(248,579)	16.47
Forfeited	(81,494)	23.13
Outstanding at end of period	5,074,622	$21.22
The weighted-average grant date fair value of stock options granted during the nine months ended June 30, 2020 was $8.71. As of June 30, 2020, there were 5,074,622 stock options outstanding, of which 1,696,850 were exercisable. As of June 30, 2020, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $19,170, which is expected to be recognized over a weighted-average period of 2.0 years. The Company's policy is to account for forfeitures of stock-based compensation awards as they occur. The total fair value of stock options that vested was $4,451 and $7,679 during the three and nine months ended June 30, 2020, respectively.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
9. COMMITMENTS AND CONTINGENCIES
Leases
The Company utilizes office space and equipment under operating leases. Rent expense under these leases amounted to $657 and $2,073 during the three and nine months ended June 30, 2020, respectively, and $615 and $1,640 three and nine months ended June 30, 2019, respectively.
A summary of approximate future minimum payments under these leases as of June 30, 2020 is as follows:

Years ending September 30:
2020 (three months remaining)	$669
2021	2,605
2022	2,347
2023	2,168
2024	1,662
Thereafter	3,778
Total	$13,229
Minimum Processing Commitments
The Company has agreements with several processors to provide services related to transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Certain of these agreements require the Company to submit a minimum monthly number of transactions for processing. If the Company submits a number of transactions that is lower than the minimum, it is required to pay to the processor the fees it would have received if the Company had submitted the required minimum number of transactions. As of June 30, 2020, such minimum fee commitments were as follows:

Years ending September 30:
2020 (three months remaining)	$812
2021	3,213
2022	2,780
2023	2,645
2024	450
Thereafter	—
Total	$9,900
Loan to Third Party Sales Organization
The Company has committed to providing a secured loan to a third party sales organization of up to $2,500 in the future, dependent on their achievement of certain financial metrics. Additionally, the Company has conditionally committed to a future buyout of the third party's business at the earlier of (a) the 60th day following the date upon which the founder of the third party sales organization dies or becomes disabled or (b) the 60th day following the third anniversary of March 1, 2020. The buyout amount is dependent on certain financial metrics but is capped at $29,000, which would be net of repayment of the secured loans. The buyout also contains certain provisions to provide additional consideration of up to $9,000, in the aggregate, to be paid based on the achievement of specified financial performance targets, following the buyout. As the eventual financial metrics are not known, the amount of the buyout transaction as well as the additional consideration are not able to be estimated at this time.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
As of June 30, 2020, such knowable loan commitments, dependent on the third party sales organization's achievement of certain financial metrics, were $1,000 for the remainder of fiscal year 2020 and $1,500 for fiscal year 2021.
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

10. RELATED PARTY TRANSACTIONS
In April 2016, the Company entered into a purchase agreement to purchase certain assets of Axia, LLC. On April 29, 2016, the Company entered into a Processing Services Agreement (the “AxiaMed Agreement”) with Axia Technologies, LLC (which has since been incorporated as Axia Technologies, Inc., doing business as AxiaMed (“AxiaMed”)), an entity controlled by the previous owner of Axia, LLC. Under the AxiaMed Agreement, the Company agreed to provide processing services for certain merchants as designated by AxiaMed from time to time. In accordance with ASC 606, revenue from the processing services is recognized net of interchange, residual expense and other fees. The Company earned net revenues related to the AxiaMed Agreement of $25 and $69 during the three and nine months ended June 30, 2020, respectively, and $21 and $59 during the three and nine months ended June 30, 2019, respectively. i3 Verticals, LLC, Greg Daily, the Company’s CEO and Clay Whitson, the Company’s CFO, own 2.0%, 10.5% and 0.4%, respectively, of the outstanding equity of AxiaMed.
In connection with the Company’s IPO, the Company and i3 Verticals, LLC entered into a Tax Receivable Agreement with the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that it actually realizes, or in some circumstances, is deemed to realize in its tax reporting, as a result of (i) future redemptions funded by the

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Company or exchanges, or deemed exchanges in certain circumstances, of Common Units of i3 Verticals, LLC for Class A common stock of i3 Verticals, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. See Note 6 for further information. As of June 30, 2020, the total amount due under the Tax Receivable Agreement was $25,940.

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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Company primarily uses processing margin to measure operating performance. The following is a summary of reportable segment operating performance for the three and nine months ended June 30, 2020 and 2019.

	As of and for the Three Months Ended June 30, 2020
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$21,531	$10,458	$(416)	$31,573

Operating expenses
Other costs of services	9,394	1,023	(416)	10,001
Selling general and administrative	5,630	6,878	5,625	18,133
Depreciation and amortization	2,821	1,476	178	4,475
Change in fair value of contingent consideration	(1,345)	(128)	—	(1,473)
Income (loss) from operations	$5,031	$1,209	$(5,803)	$437

Processing margin(1)	$16,811	$9,554	$(413)	$25,952
Total assets	$198,048	$112,387	$50,038	$360,473
Goodwill	$107,539	$59,515	$—	$167,054
__________________________
1.Processing margin is equal to revenue less interchange and network fees, less other costs of services. $4,674, $119 and $(413) of residual expense, a component of other costs of services, are added back to the Merchant Services segment, Proprietary Software and Payments segment, and Other category, respectively.

	As of and for the Nine Months Ended June 30, 2020
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$74,014	$39,205	$(1,357)	$111,862

Operating expenses
Other costs of services	32,804	3,426	(1,356)	34,874
Selling general and administrative	18,421	22,531	17,254	58,206
Depreciation and amortization	8,629	4,513	526	13,668
Change in fair value of contingent consideration	(2,951)	1,490	—	(1,461)
Income (loss) from operations	$17,111	$7,245	$(17,781)	$6,575

Processing margin(1)	$56,952	$36,238	$(1,348)	$91,842
Total assets	$198,048	$112,387	$50,038	$360,473
Goodwill	$107,539	$59,515	$—	$167,054
__________________________
1.Processing margin is equal to revenue less interchange and network fees, less other costs of services. $15,742, $459 and $(1,347) of residual expense, a component of other costs of services, are added back to the Merchant Services segment, Proprietary Software and Payments segment, and Other category, respectively.

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

	As of and for the Nine Months Ended June 30, 2019
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
As of June 30, 2020, i3 Verticals, Inc. owned 15,085,813 of i3 Verticals, LLC's Common Units, representing a 54.9% economic ownership interest in i3 Verticals, LLC.

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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the three and nine months ended June 30, 2020 and 2019:

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Basic net (loss) income per share:
Numerator
Net (loss) income	$(2,810)	$(593)	$1,043	$536
Less: Net (loss) income attributable to non-controlling interests	(2,454)	598	811	2,651
Net (loss) income attributable to Class A common stockholders	$(356)	$(1,191)	$232	$(2,115)
Denominator
Weighted average shares of Class A common stock outstanding(1)	14,858,858	10,064,785	14,515,506	9,254,549
Basic net (loss) income per share(2)	$(0.02)	$(0.12)	$0.02	$(0.23)

Dilutive net income per share(2):
Numerator
Net income attributable to Class A common stockholders - diluted(3)			$232

Denominator
Weighted average shares of Class A common stock outstanding(1)			14,515,506
Weighted average effect of dilutive securities(3)			1,403,858
Weighted average shares of Class A common stock outstanding - diluted			15,919,364
Diluted net income per share			$0.01
____________________
1.Excludes 193,709 and 225,985 restricted Class A common stock units for the three and nine months ended June 30, 2020, respectively, and 285,433 restricted Class A common stock units for both the three and nine months ended June 30, 2019.
2.For the three months ended June 30, 2020 and for the three and nine months ended June 30, 2019, all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net loss per share of Class A common stock:
a.12,404,368 shares of weighted average Class B common stock for the three months ended June 30, 2020, and 16,184,026 and 16,846,012 shares of weighted average Class B common stock for the three and nine months ended June 30, 2019, respectively, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive,
b.1,498,000 stock options for the three months ended June 30, 2020, and 443,000 and 620,500 stock options for the three and nine months ended June 30, 2019, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.1,127,509 shares for the three months ended June 30, 2020, and 1,188,987 and 974,402 shares for the three and nine months ended June 30, 2019, respectively, resulting from estimated stock option exercises as calculated by the treasury stock method, and 193,709 restricted Class A common units for the three months ended June 30, 2020, and 285,433 restricted Class A common units

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
for both the three and nine months ended June 30, 2019, were excluded because the effect of including them would have been anti-dilutive.
3.For the nine months ended June 30, 2020, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net loss per share of Class A common stock:
a.12,699,339 shares of weighted average Class B common stock for the nine months ended June 30, 2020, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive, and
b.1,105,000 stock options for the nine months ended June 30, 2020, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive.
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

14. SIGNIFICANT NON-CASH TRANSACTIONS
The Company engaged in the following significant non-cash investing and financing activities during the nine months ended June 30, 2020 and 2019:

	Nine months ended June 30,
	2020	2019
Restricted Class A common stock issued as part of acquisitions' purchase consideration (Note 3)	$—	$225
Acquisition date fair value of contingent consideration in connection with business combinations	$—	$10,315
Replacement of the 2017 Senior Secured Credit Facility with the Senior Secured Credit Facility	$—	$100,229
Issuance of Exchangeable Notes and related Note Hedge Transactions and Warrants	$85	$—
Debt issuance costs financed with proceeds from the Senior Secured Credit Facility	$—	$1,271

15. SUBSEQUENT EVENTS
Recent Acquisitions
Subsequent to June 30, 2020, the Company completed the acquisition of two businesses. One expands the Company's geographic reach and software capabilities in the public sector vertical. The other adds text-to-pay capabilities and other software solutions in the Company's non-profit vertical. Total purchase consideration included $16,438 in cash and revolving line of credit proceeds, and an amount of contingent consideration, which is still being valued.
Certain provisions in the purchase agreements provide for additional consideration of up to $13,200, in the aggregate, to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreements, through no later than June 2022. The Company is in process of determining the acquisition date fair values of the liabilities for the contingent consideration based on discounted cash flow analyses. In each subsequent reporting period, the Company will reassess its current estimates of performance relative to the targets and adjust the contingent liabilities to their fair values through earnings.
The effect of the acquisitions will be included in the consolidated statements of operations beginning July 1, 2020.
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
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. These factors include, but are not limited to, the following:
•the anticipated impact to our business operations, payment volume and volume attrition due to the global pandemic of a novel strain of the coronavirus (COVID-19), including the impact of social distancing, shelter-in-place, shutdowns of non-essential businesses and similar measures imposed or undertaken by governments;
•our indebtedness and our ability to maintain compliance with the financial covenants in our Senior Secured Credit Facility (as defined below) in light of the impacts of the COVID-19 pandemic;
•our ability to meet our liquidity needs in light of the impacts of the COVID-19 pandemic;
•our ability to raise additional funds on terms acceptable to us, if at all, whether debt, equity or a combination thereof;
•the triggering of impairment testing of our fair-valued assets, including goodwill and intangible assets, in the event of a decline in the price of our Class A common stock;
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
•risks related to the accounting method for the Exchangeable Notes;
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
COVID-19 Recent Developments
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and other parts of the world. The spread of COVID-19 has caused several states and cities to declare states of emergency or disaster proclamations. State and local governments, together with public health officials, have recommended and mandated precautions to mitigate the spread of the virus, including the closure of local government facilities and parks, schools, restaurants, many businesses and other locations of public assembly. Although many of the restrictions have eased across the country, the pandemic has yet to show substantial signs of decline in the U.S. Some areas are re-imposing closures and other restrictions due to increased rates of COVID-19 cases.
As a result, the COVID-19 pandemic is significantly affecting overall economic conditions in the United States. The economic impact of these conditions is materially impacting our business and is expected to continue to adversely impact our strategic verticals and our business in general. For example, beginning in the second half of March 2020 and continuing into the third quarter of fiscal 2020, we and our clients have experienced a decline and subsequent partial recovery in payment volume and the number of transactions processed, and therefore, a decline and subsequent partial recovery in revenue in our strategic verticals. Our payment volume was $0.8 billion, $1.0 billion and $1.2 billion for the months of April, May and June 2020, respectively. Further, for the three months ended June 30, 2020, a significant portion of our revenue and payment volume within our Merchant Services segment and our Proprietary Software and Payments segment was derived from our education and public sector strategic verticals. Due to the temporary closure of schools and many local government facilities throughout the nation, we expect the combined revenue and payment volume from multiple of these and other strategic verticals will be adversely impacted for the duration of the closure. There are no reliable estimates of how long the pandemic will last, how many people are likely to be affected by it or the duration or types of restrictions that will be imposed. For that reason, we are unable to predict the long-term impact of the pandemic on our business at this time.
As previously disclosed, on April 3, 2020, we announced certain proactive actions in response to the significant uncertainty around the severity and duration of the COVID-19 pandemic, which included temporarily furloughing a portion of our employees and a workforce reduction program that included the elimination of certain positions as well as a general reduction in headcount. The total number of employees impacted by the furlough and workforce reduction represented approximately 12% of our workforce.
At June 30, 2020, we had $9.1 million of cash and cash equivalents and $240.0 million of available capacity under our Senior Secured Credit Facility (as defined in the “Senior Secured Credit Facility” subsection within the “Liquidity and Capital Resources” section below), subject to our financial covenants. Our liquidity profile reflects our completed offering in February 2020 of an aggregate principal amount of $138.0 million in 1.0% Exchangeable Senior Notes due 2025, with substantially all the proceeds being used to pay down outstanding borrowings under our Senior Secured Credit Facility. As of June 30, 2020, we were in compliance with these covenants with a consolidated interest coverage ratio, total leverage ratio and consolidated senior leverage ratio of 7.00x, 3.69x and 0.61x, respectively. For additional information about our Senior Secured Credit Facility and Exchangeable Notes, see the section entitled “Liquidity and Capital Resources” below.
The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot currently predict with certainty the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted. Our top priority is to protect our employees and their families, as well as our vendors and clients. We continue to take precautionary measures as directed by health authorities and local and national governments. Given the dynamic nature of these circumstances, the duration of business disruption and reduced revenues and payment volume, the related financial effect cannot be reasonably estimated at this time but is expected to materially adversely impact our business for the remainder of the 2020 fiscal year.
During the third quarter of fiscal 2020, in response to the COVID-19 pandemic, the Company conducted an interim goodwill impairment analysis using the quantitative test for certain reporting units. The testing date was May 1, 2020. The Company determined that none of the reporting units were impaired and fair values of all of its reporting units substantially exceeded their carrying values at the assessment date. There could be material changes to these estimates as a result of ongoing COVID-19 developments in future periods. Actual results could differ from those estimates. See “Item 1A. Risk Factors—The COVID-19 pandemic is significantly affecting our operations, business and financial condition, and our liquidity could also be negatively impacted, particularly if the U.S. economy remains unstable for a significant amount of time”.
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
The Exchangeable Notes mature on February 15, 2025, unless earlier exchanged, redeemed or repurchased. We received approximately $132.8 million in net proceeds from the sale of the Exchangeable Notes, as determined by deducting estimated offering expenses paid to third-parties from the aggregate principal amount. i3 Verticals, LLC used a portion of the net proceeds of the Exchangeable Notes offering to pay down outstanding borrowings under the Senior Secured Credit Facility in connection with the effectiveness of the operative provisions of the Amendment and to pay the cost of the note hedge transactions. For additional information, see Note 5. “Long-Term Debt, Net” to our condensed consolidated financial statements.
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
Recent acquisitions
During the nine months ended June 30, 2020, we were active in executing our acquisition strategy, though we did not complete any acquisitions during this period. This was primarily the result of our decision to defer the projected closing of certain acquisitions as a result of the uncertainty from the COVID-19 pandemic and our desire to maintain liquidity as a result.

Subsequent to June 30, 2020, we completed the acquisition of two businesses. One expands our geographic reach and software capabilities in the public sector vertical. The other adds text-to-pay capabilities and other software solutions in our non-profit vertical. Total purchase consideration included $16.4 million in cash and revolving line of credit proceeds, and an amount of contingent consideration, which is still being valued.
Acquisitions during the nine months ended June 30, 2019
On May 31, 2019, we acquired all the outstanding stock of Pace Payment Systems, Inc. (“Pace”). We acquired Pace to expand our software offerings, primarily in the public sector and education verticals. The total net purchase consideration was $56.1 million, including $52.5 million in cash consideration, funded by proceeds from our revolving line of credit, $3.3 million of contingent consideration, $0.2 million of restricted Class A common stock in i3 Verticals and potential additional consideration of up to $20.0 million to be paid based upon the achievement of certain growth metrics related to the financial performance of Pace in the 24 months from January 1, 2020 through December 31, 2021.
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
Our payment volume for the three months ended June 30, 2020 and 2019 was $3.0 billion and $3.4 billion, respectively, representing a period-to-period contraction of 12.6%. Our payment volume for the nine months ended June 30, 2020 and 2019 was $10.4 billion and $9.3 billion, respectively, representing a period-to-period growth rate of 11.9%. Our payment volume for thethree months ended June 30, 2020 was adversely impacted by deteriorating economic conditions as a result of the impacts of the COVID-19 pandemic. Our payment volume was $0.8 billion, $1.0 billion and $1.2 billion for the months of April, May and June 2020, respectively. We focus on payment volume because it is a reflection of the scale and economic activity of our client base and because a significant part of our revenue is derived as a percentage of our clients’ dollar volume receipts. Payment volume reflects the addition of new clients and same store payment volume growth of existing clients, partially offset by client attrition during the period.
Integrated payments represent payment transactions that are generated in situations in which payment technology is embedded within our own proprietary software, a client’s software or critical business process. We evaluate the portion of our payment volume that is produced by integrated transactions because we believe the convergence of software and payments is a significant trend impacting our industry. We believe integrated payments create stronger client relationships with higher payment volume retention and growth. Integrated payments were 51% of our payment volume for both the three months ended June 30, 2020 and 2019 and were 54% and 49% of our payment volume for the nine months ended June 30, 2020 and 2019, respectively.
We measure period-to-period payment volume attrition as the change in card-based payment volume for all clients that were processing with us for the same period in the prior year. We exclude from our calculations payment volume from new clients added during the period. We experience attrition in payment volume as a result of several factors, including business closures, transfers of clients’ accounts to our competitors and account closures that we initiate due to heightened credit risks. Volume attrition provides us useful information regarding our ability to retain clients and volume. We use this metric to evaluate various operating decisions and initiatives. During the nine months ended June 30, 2020, our average net volume attrition per month remained below 1.6%.

Results of Operations
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
The following table presents our historical results of operations for the periods indicated:

	Three months ended June 30,		Change
(in thousands)	2020	2019	Amount	%

Revenue	$31,573	$97,483	$(65,910)	(67.6)%

Operating expenses
Interchange and network fees(1)		63,263	(63,263)	n/m
Other costs of services	10,001	11,431	(1,430)	(12.5)%
Selling, general and administrative	18,133	17,587	546	3.1%
Depreciation and amortization	4,475	4,425	50	1.1%
Change in fair value of contingent consideration	(1,473)	(417)	(1,056)	n/m
Total operating expenses	31,136	96,289	(65,153)	(67.7)%

Income from operations	437	1,194	(757)	n/m

Other expenses
Interest expense, net	2,423	1,918	505	26.3%
Other expense	829	—	829	n/m
Total other expenses	3,252	1,918	1,334	69.6%

Loss before income taxes	(2,815)	(724)	(2,091)	288.8%

Benefit from income taxes	(5)	(131)	126	(96.2)%

Net loss	(2,810)	(593)	(2,217)	n/m

Net (loss) income attributable to non-controlling interest	(2,454)	598	(3,052)	n/m
Net loss attributable to i3 Verticals, Inc.	$(356)	$(1,191)	$835	n/m
n/m = not meaningful
__________________________
1.Effective October 1, 2019, our revenues are presented net of interchange and network fees in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. See Note 2 to our condensed consolidated financial statements for a description of the recently adopted accounting pronouncement.
Revenue
Revenue decreased $65.9 million, or 67.6%, to $31.6 million for the three months ended June 30, 2020 from $97.5 million for the three months ended June 30, 2019. This decrease was driven by the adoption of ASC 606 effective October 1, 2019, which resulted in our revenues being presented net of interchange and network fees prospectively. This change in presentation affected our reported revenues and operating expenses for the three months ended June 30, 2020 by the same amount and had no effect on our income from operations. Our revenue was also negatively impacted by an overall reduction in consumer spending as a result of the COVID-19 pandemic.

Revenue without the effect of the adoption of ASC 606 decreased $16.6 million, or 17.0%, to $80.9 million for the three months ended June 30, 2020 from $97.5 million for the three months ended June 30, 2019. This decrease was principally driven the impacts of the COVID-19 pandemic. Payment volume decreased $0.4 billion, or 12.6%, to $3.0 billion for the three months ended June 30, 2020 from $3.4 billion for the three months ended June 30, 2019, principally driven by the result of the COVID-19 pandemic.
Acquisitions completed during the 2019 fiscal year partially offset the impacts of the COVID-19 pandemic on our revenue. Without the effect of the adoption of ASC 606, these acquisitions contributed an incremental $6.2 million, net of inter-segment eliminations, to our revenue for the three months ended June 30, 2020.
Without the effect of the adoption of ASC 606, revenue related to a subset of merchant contracts purchased in 2014 and 2017 (the “Purchased Portfolios”), which have a higher rate of revenue attrition and payment volume attrition than the rest of our business, decreased $1.1 million, or 36.8%, to $1.8 million for the three months ended June 30, 2020 from $2.9 million for the three months ended June 30, 2019. Excluding revenues from the Purchased Portfolios and the effect of the adoption of ASC 606, revenue decreased $15.6 million, or 16.4%, to $79.0 million for the three months ended June 30, 2020 from $94.6 million for the three months ended June 30, 2019.
Without the effect of the adoption of ASC 606, revenue within Merchant Services decreased $16.9 million, or 19.4%, to $70.3 million for the three months ended June 30, 2020 from $87.3 million for the three months ended June 30, 2019. This decrease was principally driven by a decrease in payments revenue of $15.2 million for the three months ended June 30, 2020, driven by a decrease in payment volume due to the COVID-19 pandemic. In addition, other revenue decreased $1.8 million for the three months ended June 30, 2020.
Without the effect of the adoption of ASC 606, revenue within Proprietary Software and Payments increased $0.7 million, or 7.3%, to $11.0 million for the three months ended June 30, 2020 from $10.2 million for the three months ended June 30, 2019. This increase was principally driven by an increase in other revenue of $2.6 million for the three months ended June 30, 2020, driven by software and related services, which increased due to the incremental impact of acquisitions completed during the 2019 fiscal year, despite overall decreases in other revenue related to the COVID-19 pandemic. The increase in revenue within Proprietary Software and Payments was partially offset by a decrease in payments revenue of $1.9 million for the three months ended June 30, 2020, driven by payment volume decreases related to the COVID-19 pandemic.
Interchange and Network Fees
Interchange and network fees decreased $63.3 million, or 100.0%, to $0.0 million for the three months ended June 30, 2020 from $63.3 million for the three months ended June 30, 2019. This decrease was driven by the adoption of ASC 606 effective October 1, 2019, which resulted in our revenues being presented net of interchange and network fees prospectively. This change in presentation affected our reported revenues and operating expenses for the three months ended June 30, 2020 by the same amount and had no effect on our income from operations.
Interchange and network fees without the effect of the adoption of ASC 606 decreased $14.0 million, or 22.1%, to $49.3 million for the three months ended June 30, 2020 from $63.3 million for the three months ended June 30, 2019. This decrease was principally driven by the impacts of the COVID-19 pandemic.
Acquisitions completed during the 2019 fiscal year partially offset the impacts of the COVID-19 pandemic on our interchange and network fees. Without the effect of the adoption of ASC 606, these acquisitions contributed an incremental $2.6 million to our interchange and network fees for the three months ended June 30, 2020.
Without the effect of the adoption of ASC 606, interchange and network fees related to the Purchased Portfolios decreased $0.5 million, or 35.3%, to $1.0 million for the three months ended June 30, 2020 from $1.5 million for the three months ended June 30, 2019. Excluding interchange and network fees from these Purchased Portfolios and the effect of the adoption of ASC 606, interchange and network fees decreased $13.4 million, or 21.8%, to $48.3 million for the three months ended June 30, 2020 from $61.8 million for the three months ended June 30, 2019.

Without the effect of the adoption of ASC 606, interchange and network fees within Merchant Services decreased $13.0 million, or 21.0%, to $48.8 million for the three months ended June 30, 2020 from $61.7 million for the three months ended June 30, 2019. Without the effect of the adoption of ASC 606, interchange and network fees within Proprietary Software and Payments decreased $1.0 million, or 66.4%, to $0.5 million for the three months ended June 30, 2020 from $1.5 million for the three months ended June 30, 2019. These decreases in interchange and network fees for the three months ended June 30, 2020 were driven by payment volume decreases related to the COVID-19 pandemic.
Other Costs of Services
Other costs of services decreased $1.4 million, or 12.5%, to $10.0 million for the three months ended June 30, 2020 from $11.4 million for the three months ended June 30, 2019. Our other costs of services decreased due to an overall reduction in consumer spending as a result of the COVID-19 pandemic.
Acquisitions completed during the 2019 fiscal year partially offset the impacts of the COVID-19 pandemic on our other costs of services. These acquisitions contributed an incremental $0.9 million, net of inter-segment eliminations, to our other costs of services for the three months ended June 30, 2020.
Other costs of services within Merchant Services decreased $1.1 million, or 10.8%, to $9.4 million for the three months ended June 30, 2020 from $10.5 million for the three months ended June 30, 2019.
Other costs of services within Proprietary Software and Payments increased $0.1 million, or 13.2%, to $1.0 million for the three months ended June 30, 2020 from $0.9 million for the three months ended June 30, 2019, due to the incremental impact of acquisitions completed during the 2019 fiscal year, despite overall decreases in other costs of services related to the COVID-19 pandemic.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $0.5 million, or 3.1%, to $18.1 million for the three months ended June 30, 2020 from $17.6 million for the three months ended June 30, 2019. This increase was primarily driven by a $1.2 million increase in employment expenses, primarily resulting from an increase in headcount that resulted from acquisitions and an increase in stock compensation expense. The majority of the remaining increase was comprised of COVID-19 related expenses of $0.2 million and increases in software and technological services of $0.2 million, partially offset by decreases in travel expenses of $0.5 million, decreases in insurance and professional services of $0.4 million and decreases in advertising and promotion of $0.3 million.
Depreciation and Amortization
Depreciation and amortization increased $0.1 million, or 1.1%, to $4.5 million for the three months ended June 30, 2020 from $4.4 million for the three months ended June 30, 2019. Amortization expense decreased $0.1 million to $4.0 million for the three months ended June 30, 2020 from $4.1 million for the three months ended June 30, 2019 primarily due to accelerated amortization on certain merchant relationships resulting in decreased amortization in future periods. Depreciation expense increased $0.2 million to $0.5 million for the three months ended June 30, 2020 from $0.3 million for the three months ended June 30, 2019.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a benefit of $1.5 million for the three months ended June 30, 2020 primarily due to some of our acquisitions achieving lower performance as a direct result of the COVID-19 pandemic. The change in fair value of contingent consideration for the three months ended June 30, 2019 was a benefit of $0.4 million.
Interest Expense, net
Interest expense, net, increased $0.5 million, or 26.3%, to $2.4 million for the three months ended June 30, 2020 from $1.9 million for the three months ended June 30, 2019. The increase is driven by the amortization of the debt discount, which was the difference between the principal amount of the Exchangeable Notes and the liability component, recorded in connection with the issuance of the Exchangeable Notes. We recorded $1.2 million in interest expense related to the amortization of the debt discount during the three months ended June 30, 2020. The increase is partially offset by a lower weighted average interest rate for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Other expense
Other expense was $0.8 million for the three months ended June 30, 2020, primarily relating to a loss on retirement of debt due to the carrying value exceeding the fair value of the repurchased portion of the Exchangeable Notes at the dates of repurchases. There was no other expense for the three months ended June 30, 2019.
Benefit from Income Taxes
The benefit from income taxes decreased to a benefit of $0.0 million for the three months ended June 30, 2020 from a benefit of $0.1 million for the three months ended June 30, 2019. The decrease is driven by the policy change to allocate stock compensation expense to the Class B shareholders of i3 Verticals, LLC, which resulted in a $0.6 million reduction in the benefit from income taxes during the three months ended June 30, 2020. Our effective tax rate was 0% for the three months ended June 30, 2020. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company. The income of minority owned i3 Verticals, LLC is not taxed and the separate loss of the Company has minimal tax effect due to the allocations from i3 Verticals, LLC.
Nine Months Ended June 30, 2020 Compared to Nine Months Ended June 30, 2019
The following table presents our historical results of operations for the periods indicated:

	Nine months ended June 30,		Change
(in thousands)	2020	2019	Amount	%

Revenue	$111,862	$267,745	$(155,883)	(58.2)%

Operating expenses
Interchange and network fees(1)		173,777	(173,777)	n/m
Other costs of services	34,874	31,414	3,460	11.0%
Selling, general and administrative	58,206	44,422	13,784	31.0%
Depreciation and amortization	13,668	11,875	1,793	15.1%
Change in fair value of contingent consideration	(1,461)	1,736	(3,197)	(184.2)%
Total operating expenses	105,287	263,224	(157,937)	(60.0)%

Income from operations	6,575	4,521	2,054	45.4%

Other expenses
Interest expense, net	6,621	3,987	2,634	66.1%
Other expense	829	—	829	n/m
Total other expenses	7,450	3,987	3,463	86.9%

Income before income taxes	(875)	534	(1,409)	(263.9)%

Benefit from income taxes	(1,918)	(2)	(1,916)	n/m

Net income	1,043	536	507	94.6%

Net income attributable to non-controlling interest	811	2,651	(1,840)	(69.4)%
Net income (loss) attributable to i3 Verticals, Inc.	$232	$(2,115)	$2,347	n/m
n/m = not meaningful

__________________________
1.Effective October 1, 2019, our revenues are presented net of interchange and network fees in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. See Note 2 to our condensed consolidated financial statements for a description of the recently adopted accounting pronouncement.
Revenue
Revenue decreased $155.9 million, or 58.2%, to $111.9 million for the nine months ended June 30, 2020 from $267.7 million for the nine months ended June 30, 2019. This decrease was driven by the adoption of ASC 606 effective October 1, 2019, which resulted in our revenues being presented net of interchange and network fees prospectively. This change in presentation affected our reported revenues and operating expenses for the nine months ended June 30, 2020 by the same amount and had no effect on our income from operations. Our revenue in the month of March 2020 and in the three months ended June 30, 2020 was also negatively impacted an overall reduction in consumer spending as a result of the COVID-19 pandemic.
Revenue without the effect of the adoption of ASC 606 increased $25.7 million, or 9.6%, to $293.5 million for the nine months ended June 30, 2020 from $267.7 million for the nine months ended June 30, 2019. This increase was principally driven by acquisitions completed during the 2019 fiscal year. These acquisitions contributed an incremental $37.5 million, net of inter-segment eliminations, to our revenue for the nine months ended June 30, 2020. Excluding revenues from these acquisitions, revenue without the adoption of ASC 606 decreased $11.8 million principally driven by the impact of the COVID-19 pandemic.
Without the effect of the adoption of ASC 606, revenue includes revenue from the Purchased Portfolios, which have a higher rate of revenue attrition and payment volume attrition than the rest of our business. Revenues from the Purchased Portfolios decreased $3.2 million, or 32.3%, to $6.6 million for the nine months ended June 30, 2020 from $9.8 million for the nine months ended June 30, 2019. Excluding revenues from the Purchased Portfolios and the effect of the adoption of ASC 606, revenue grew $28.9 million, or 11.2%, to $286.9 million for the nine months ended June 30, 2020 from $258.0 million for the nine months ended June 30, 2019.
Without the effect of the adoption of ASC 606, revenue within Merchant Services increased $8.6 million, or 3.6%, to $250.4 million for the nine months ended June 30, 2020 from $241.8 million for the nine months ended June 30, 2019. This increase was principally driven by an increase in payments revenue of $12.3 million, partially offset by a decrease in other revenue of $3.7 million for the nine months ended June 30, 2020. The increase in payments revenue was primarily due to the incremental impact of acquisitions completed during the 2019 fiscal year, despite overall decreases in other revenue related to the COVID-19 pandemic.
Without the effect of the adoption of ASC 606, revenue within Proprietary Software and Payments increased $18.5 million, or 71.3%, to $44.4 million for the nine months ended June 30, 2020 from $25.9 million for the nine months ended June 30, 2019. This increase was principally driven by an increase in other revenue of $14.3 million for the three months ended June 30, 2020, driven by software and related services. In addition, payments revenue increased $4.2 million for the nine months ended June 30, 2020, driven by increases in payment volume. These increases in Proprietary Software and Payments revenue were primarily due to the incremental impact of acquisitions completed during the 2019 fiscal year, despite overall decreases in other revenue related to the COVID-19 pandemic.
Payment volume increased $1.1 billion, or 11.9%, to $10.4 billion for the nine months ended June 30, 2020 from $9.3 billion for the nine months ended June 30, 2019. This increase was principally driven by acquisitions completed during the 2019 fiscal year and organic growth prior to the COVID-19 pandemic.
Interchange and Network Fees
Interchange and network fees decreased $173.8 million, or 100.0%, to $0.0 million for the nine months ended June 30, 2020 from $173.8 million for the nine months ended June 30, 2019. This decrease was driven by the adoption of ASC 606 effective October 1, 2019, which resulted in our revenues being presented net of interchange and network fees prospectively. This change in presentation affected our reported revenues and operating expenses for the nine months ended June 30, 2020 by the same amount and had no effect on our income from operations.

Interchange and network fees without the effect of the adoption of ASC 606 increased $7.8 million, or 4.5%, to $181.6 million for the nine months ended June 30, 2020 from $173.8 million for the nine months ended June 30, 2019. Acquisitions completed during the 2019 fiscal year contributed an incremental $13.8 million to our interchange and network fees for the nine months ended June 30, 2020. Excluding interchange and network fees from these acquisitions, interchange and network fees without the adoption of ASC 606 decreased $5.9 million principally driven by the impact of the COVID-19 pandemic.
Without the effect of the adoption of ASC 606, interchange and network fees related to the Purchased Portfolios decreased $1.4 million, or 29.4%, to $3.4 million for the nine months ended June 30, 2020 from $4.8 million for the nine months ended June 30, 2019. Excluding interchange and network fees from the Purchased Portfolios and the effect of the adoption of ASC 606, interchange and network fees grew $9.2 million, or 5.5%, to $178.2 million for the nine months ended June 30, 2020 from $169.0 million for the nine months ended June 30, 2019.
Without the effect of the adoption of ASC 606, interchange and network fees within Merchant Services increased $7.2 million, or 4.3%, to $176.4 million for the nine months ended June 30, 2020 from $169.2 million for the nine months ended June 30, 2019. Without the effect of the adoption of ASC 606, interchange and network fees within Proprietary Software and Payments increased $0.6 million, or 13.5%, to $5.2 million for the nine months ended June 30, 2020 from $4.5 million for the nine months ended June 30, 2019.
Other Costs of Services
Other costs of services increased $3.5 million, or 11.0%, to $34.9 million for the nine months ended June 30, 2020 from $31.4 million for the nine months ended June 30, 2019. Acquisitions completed during the 2019 fiscal year contributed an incremental $4.8 million, net of inter-segment eliminations, to our other costs of services for the nine months ended June 30, 2020.
Other costs of services within Merchant Services increased $3.2 million, or 10.6%, to $32.8 million for the nine months ended June 30, 2020 from $29.6 million for the nine months ended June 30, 2019.
Other costs of services within Proprietary Software and Payments was increased $1.7 million, or 94.0%, to $3.4 million for the nine months ended June 30, 2020 from $1.8 million for the nine months ended June 30, 2019.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $13.8 million, or 31.0%, to $58.2 million for the nine months ended June 30, 2020 from $44.4 million for the nine months ended June 30, 2019. The majority of the remaining increase was comprised of increases in software and technological services of $0.8 million, partially offset by decreases in travel expenses of $0.4 million.
Depreciation and Amortization
Depreciation and amortization increased $1.8 million, or 15.1%, to $13.7 million for the nine months ended June 30, 2020 from $11.9 million for the nine months ended June 30, 2019. Amortization expense increased $1.2 million to $12.3 million for the nine months ended June 30, 2020 from $11.0 million for the nine months ended June 30, 2019 primarily due to acquisitions completed during the prior fiscal year. Depreciation expense increased $0.6 million to $1.4 million for the nine months ended June 30, 2020 from $0.8 million for the nine months ended June 30, 2019.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a benefit of $1.5 million for the nine months ended June 30, 2020 due to some of our acquisitions achieving lower performance as a direct result of the COVID-19 pandemic. The change in fair value of contingent consideration for the nine months ended June 30, 2019 was a charge of $1.7 million.
Interest Expense, net
Interest expense, net, increased $2.6 million, or 66.1%, to $6.6 million for the nine months ended June 30, 2020 from $4.0 million for the nine months ended June 30, 2019. The increase is driven by the amortization of the debt discount, which was the difference between the principal amount of the Exchangeable Notes and the liability component, recorded in connection with the issuance of the Exchangeable Notes. We recorded $1.8 million in interest expense related to the amortization of the debt discount during the nine months ended June 30, 2020. The increase also reflects a higher average outstanding debt balance, but offset by a lower weighted average interest rate for the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019.
Other expense
Other expense was $0.8 million for the nine months ended June 30, 2020, primarily relating to a loss on retirement of debt due to the carrying value exceeding the fair value of the repurchased portion of the Exchangeable Notes at the dates of repurchases. There was no other expense for the nine months ended June 30, 2019.
Benefit from Income Taxes
The benefit from income taxes increased to a benefit of $1.9 million for the nine months ended June 30, 2020 from a benefit of $0.0 million for the nine months ended June 30, 2019. As described in Note 2 to our condensed consolidated financial statements, we had a reduction in the valuation allowance recorded on a deferred tax asset, which resulted in a $2.7 million reduction in the valuation allowance on the deferred tax asset related to our investment in partnership and a corresponding increase in the benefit from income taxes, partially offset by the policy change to allocate stock compensation expense to the Class B shareholders of i3 Verticals, LLC, which resulted in a $0.6 million reduction in the benefit from income taxes in the nine months ended June 30, 2020. Our effective tax rate was 219% for the nine months ended June 30, 2020. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company. The income of minority owned i3 Verticals, LLC is not taxed and the separate loss of the Company has minimal tax effect due to the allocations from i3 Verticals, LLC.

Seasonality
We have experienced in the past, and may continue to experience, seasonal fluctuations in our revenues as a result of consumer and business spending patterns. Revenues during the first quarter of the calendar year, which is our second fiscal quarter, tend to decrease in comparison to the remaining three quarters of the calendar year on a same store basis. This decrease is due to the relatively higher number and amount of electronic payment transactions related to seasonal retail events, such as holiday and vacation spending in their second, third and fourth quarters of the calendar year, which respectively are the third, fourth and first quarters of our fiscal year. The number of business days in a month or quarter also may affect seasonal fluctuations. Revenue in our education vertical fluctuates with the school calendar. Revenue for our education clients is strongest in August, September, October, January and February, at the start of each semester, and generally weakens throughout the semester, with little revenue in the summer months of June and July. Operating expenses show less seasonal fluctuation, with the result that net income is subject to the same seasonal factors as our revenues. The growth in our business may have partially overshadowed seasonal trends to date, and seasonal impacts on our business may be more pronounced in the future. We expect the COVID-19 pandemic to have an adverse impact on our results of operations relative to the prior year and the normal seasonality of our business.

Liquidity and Capital Resources
We have historically financed our operations (not including investments and acquisitions) and working capital through net cash from operating activities. As of June 30, 2020, we had $9.1 million of cash and cash equivalents and available borrowing capacity of $240.0 million under our Senior Secured Credit Facility, subject to the financial covenants. We usually minimize cash balances by making payments on our revolving line of credit to minimize borrowings and interest expense.

Our primary cash needs are to fund working capital requirements, invest in our technology infrastructure, fund acquisitions and related contingent consideration, make scheduled principal and interest payments on our outstanding indebtedness and pay tax distributions to members. We historically have had positive cash flow provided by operations. Our plan for capital expenditures and future acquisitions for this fiscal year are being re-evaluated as we navigate through the economic impact related to the COVID-19 pandemic. We will assess our plans for acquisition opportunities against our cash availability during the crisis to make the most strategic decisions for our business. We have the ability to pause or terminate much of our anticipated acquisition program should our financial position require it. We currently expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under the Senior Secured Credit Facility will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for at least the next twelve months.
As previously disclosed, on April 3, 2020, we announced certain proactive actions in response to the significant uncertainty around the severity and duration of the COVID-19 pandemic, which included temporarily furloughing a portion of our employees and a workforce reduction program that included the elimination of certain positions as well as a general reduction in headcount. The total number of employees impacted by the furlough and workforce reduction represented approximately 12% of our workforce.
Our liquidity profile reflects our completed offering in February 2020 of an aggregate principal amount of $138.0 million in 1.0% Exchangeable Senior Notes due 2025, with substantially all the proceeds being used to pay down outstanding borrowings under our Senior Secured Credit Facility. During the three months ended June 30, 2020, we repurchased $8.5 million in aggregate principal amount of the Exchangeable Notes for an aggregate purchase price of approximately $6.8 million. We recorded a loss on retirement of debt of $0.8 million due to the carrying value exceeding the fair value of the repurchased portion of the Exchangeable Notes at the dates of repurchases. We may elect from time to time to purchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities law and other factors.
As amended on February 18, 2020 in connection with our offering of Exchangeable Notes, our Senior Secured Credit Facility requires us to maintain a consolidated interest coverage ratio not less than 3.00 to 1.00, a total leverage ratio not exceeding 5.00 to 1.00 and a consolidated senior secured leverage ratio not exceeding 3.25 to 1.00, provided that for each of the four fiscal quarters immediately following a qualified acquisition, the total leverage ratio and the consolidated senior secured leverage ratio would increase by up to 0.25, subject to certain limitations. As of June 30, 2020, we were in compliance with these covenants with a consolidated interest coverage ratio, total leverage ratio and consolidated senior leverage ratio of 7.00x, 3.69x and 0.61x, respectively. Although we believe our liquidity position remains strong, there can be no assurance that we will be able to raise additional funds, in the form of debt or equity, or to amend our Senior Secured Credit Facility on terms acceptable to us, if at all, even if we determined such actions were necessary in the future.
Any material adverse change in client demand and our ability to retain clients, competitive market forces, or uncertainties caused by the COVID-19 pandemic, as well as other factors listed under the heading “Note Regarding Forward-looking Statements,” and in our risk factors included herein and in our Form 10-K for the fiscal year ended September 30, 2019 and subsequent filings could affect our ability to continue to fund our liquidity needs from business operations.

Cash Flows
The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.
Nine Months Ended June 30, 2020 and 2019

	Nine months ended June 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$10,087	$16,297
Net cash used in investing activities	$(5,744)	$(131,705)
Net cash provided by financing activities	$3,143	$117,296
Cash Flow from Operating Activities
Net cash provided by operating activities decreased $6.2 million to $10.1 million for the nine months ended June 30, 2020 from $16.3 million for the nine months ended June 30, 2019. The decrease in net cash provided by operating activities was partially offset by an increase in net income of $0.5 million. The decrease in net cash provided by operating activities was further offset by adjustments to net income including increases in equity-based compensation of $3.3 million, depreciation and amortization expense of $1.8 million, amortization of debt discount and issuance costs expense of $1.7 million and loss on the repurchase of Exchangeable Notes of $0.8 million. The decrease in net cash provided by operating activities was driven by a decrease in increases in non-cash contingent consideration from original estimates of $3.2 million, an increase in the benefit from deferred taxes of $2.8 million and a decrease in operating assets and liabilities of $8.7 million. The decrease in operating assets and liabilities was primarily driven by a $4.5 million increase in accounts receivable, a $3.5 million decrease in contingent consideration paid in excess of original estimates, a $2.3 million decrease in accrued liabilities and a $1.5 million decrease in accounts payable, partially offset by a $2.2 million increase in deferred revenue and a $1.0 million decrease in other assets for the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019.
Cash Flow from Investing Activities
Net cash used in investing activities decreased $126.0 million to $5.7 million for the nine months ended June 30, 2020 from $131.7 million for the nine months ended June 30, 2019. The largest driver of cash used in investing activities for the nine months ended June 30, 2019 was cash used in acquisitions, net of cash acquired. For the nine months ended June 30, 2019, we used $126.9 million of cash for acquisitions, net of cash acquired. The decrease in cash used in investing activities was further driven by a decrease in purchases of merchant portfolios and residual buyouts of $1.0 million, partially offset by an increase in expenditures for property and equipment of $1.3 million and an increase in expenditures for capitalized software of $0.6 million.
Cash Flow from Financing Activities
Net cash provided by financing activities decreased $114.2 million to $3.1 million for the nine months ended June 30, 2020 from $117.3 million for the nine months ended June 30, 2019. The decrease in net cash provided by financing activities was primarily the result of an increase in payments on the revolving credit facility of $216.4 million, payments for purchases of exchangeable senior note hedges of $28.7 million during the nine months ended June 30, 2020, a decrease in proceeds from the revolving credit facility of $24.9 million, a decrease in proceeds from issuance of Class A common stock sold in the offering in June 2019 of $21.7 million, an increase in payments for the repurchase of Exchangeable Notes of $6.8 million and an increase in payments of debt issuance costs of $5.1 million for the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019. The decrease in cash provided by financing activities is partially offset by proceeds from borrowings on exchangeable notes of $138.0 million and proceeds from the issuance of warrants of $14.7 million during the nine months ended June 30, 2020, as well as a decrease in payments of notes payable to banks of $35.0 million and a decrease in payments for required distributions to members for tax obligations of $2.0 million for the three months ended June 30, 2020 from the three months ended June 30, 2019.

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
The Senior Secured Credit Facility accrues interest at LIBOR (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) plus an applicable margin of 2.25% to 3.25% (3.25% as of June 30, 2020), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%), plus an applicable margin of 0.25% to 1.25% (1.25% as of June 30, 2020), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires us to pay unused commitment fees of 0.15% to 0.30% (0.30% as of June 30, 2020) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The maturity date of the Senior Secured Credit Facility is May 9, 2024. The Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00, (ii) a maximum total leverage ratio of 5.00 to 1.00, provided, that for each of the four fiscal quarters immediately following a qualified acquisition (each a “Leverage Increase Period”), the required ratio set forth above may be increased by up to 0.25, subject to certain limitations and (iii) a maximum consolidated senior secured leverage ratio of 3.25 to 1.00, provided, that for each Leverage Increase Period, the consolidated senior leverage ratio may be increased by up to 0.25, subject to certain limitations. As of June 30, 2020, we were in compliance with these covenants, and there was $240.0 million available for borrowing under the revolving credit facility, subject to the financial covenants.
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
Follow-on Offering
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
Exchangeable Notes
On February 18, 2020, i3 Verticals, LLC issued $138.0 million aggregate principal amount of its 1.0% Exchangeable Notes due February 15, 2025. The Exchangeable Notes bear interest at a fixed rate of 1.0% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. The Exchangeable Notes are exchangeable into cash, shares of the Company's Class A common stock, or a combination thereof, at i3 Verticals, LLC's election. The Exchangeable Notes mature on February 15, 2025, unless earlier exchanged, redeemed or repurchased. The net proceeds from the sale of the Exchangeable Notes were approximately $132.8 million, after deducting discounts and commissions to the certain initial purchasers and other estimated fees and expenses. i3 Verticals, LLC used a portion of the net proceeds of the Exchangeable Notes offering to pay down outstanding borrowings under the Senior Secured Credit Facility in connection with the effectiveness of the operative provisions of the Amendment and to pay the cost of the Note Hedge Transactions.
Contractual Obligations
The following table summarizes our contractual obligations and commitments as of June 30, 2020 related to leases and borrowings:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(in thousands)
Processing minimums(1)	$9,900	$3,455	$5,320	$1,125	$—
Facility leases	13,229	2,647	4,597	3,248	2,737
Loan to third party sales organization(2)	2,500	2,500	—	—	—
Senior Secured Credit Facility and related interest(3)	42,779	1,982	3,964	36,833	—
Exchangeable Notes and related interest(4)	135,489	1,295	2,590	131,604	—
Contingent consideration(5)	8,738	6,655	2,083	—	—
Total	$212,635	$18,534	$18,554	$172,810	$2,737
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
3.We estimated interest payments through the maturity of our Senior Secured Credit Facility by applying the interest rate of 3.61% in effect on the outstanding balance as of June 30, 2020, plus the unused fee rate of 0.30% in effect as of June 30, 2020.
4.We calculated interest payments through the maturity of our Exchangeable Notes by applying the coupon interest rate of 1.00% on the principal balance as of June 30, 2020 of $138.0 million.
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
As of June 30, 2020, the total amount due under the Tax Receivable Agreement was $25.9 million, and payments to the Continuing Equity Owners related to exchanges through June 30, 2020 will range from approximately $0 to $2.3 million per year and are expected to be paid over the next 25 years. The amounts recorded as of June 30, 2020, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, goodwill and intangible assets, contingent consideration, and equity-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The impact of the COVID-19 pandemic on certain of our estimates, including goodwill and intangible assets, is uncertain at this time. If general economic conditions continue to deteriorate or remain uncertain for an extended period of time, the trading price of our common stock, which has already declined in recent weeks, could decline further. If the stock price continues to be depressed or decreases further, it may cause a triggering event for impairment testing of fair-valued assets, including goodwill and intangible assets.
Critical accounting policies are those that we consider the most critical to understanding our financial condition and results of operations.
As of June 30, 2020, there have been no significant changes to our critical accounting estimates disclosed in the Form 10-K filed with the SEC on November 22, 2019, except regarding the adoption of ASC 606 on October 1, 2019, the reduction in the valuation allowance on the deferred tax asset related to our investment in partnership and the policy change to allocate stock compensation expense to the Class B shareholders of i3 Verticals, LLC, as described in Note 2 to our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements
As of June 30, 2020, there have been no significant changes to our recently issued accounting pronouncements disclosed in the Form 10-K filed with the SEC on November 22, 2019, except as described in Note 2 to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of June 30, 2020, the Senior Secured Credit Facility consists of a $275.0 million revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to $50.0 million in the aggregate.
The Senior Secured Credit Facility accrues interest at LIBOR (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) plus an applicable margin of 2.25% to 3.25% (3.25% as of June 30, 2020), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%), plus an applicable margin of 0.25% to 1.25% (1.25% as of June 30, 2020), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires us to pay unused commitment fees of 0.15% to 0.30% (0.30% as of June 30, 2020) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The maturity date of the Senior Secured Credit Facility is May 9, 2024. The Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00, (ii) a maximum total leverage ratio of 5.00 to 1.00, provided, that for each Leverage Increase Period, the required ratio set forth above may be increased by up to 0.25, subject to certain limitations and (iii) a maximum consolidated senior secured leverage ratio of 3.25 to 1.00, provided, that for each Leverage Increase Period, the consolidated senior leverage ratio may be increased by up to 0.25, subject to certain limitations. As of June 30, 2020, we were in compliance with these covenants, and there was $240.0 million available for borrowing under the revolving credit facility, subject to the financial covenants.
As of June 30, 2020, we had borrowings outstanding of $35.0 million under the Senior Secured Credit Facility. A 1.0% increase or decrease in the interest rate applicable to such borrowing (which is the LIBOR rate) would have a $0.3 million impact on the results of the business.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and other parts of the world. The spread of COVID-19 has caused several states and cities to declare states of emergency or disaster proclamations. State and local governments, together with public health officials, have recommended and mandated precautions to mitigate the spread of the virus, including the closure of local government facilities and parks, schools, restaurants, many businesses and other locations of public assembly. Although many of the restrictions have eased across the country, the pandemic has yet to show substantial signs of decline in the U.S. Some areas are re-imposing closures and other restrictions due to increased rates of COVID-19 cases. The economic impact of these conditions is materially impacting our business and is expected to continue to adversely impact its strategic verticals and our business in general. For example, we and our clients have experienced a decline and subsequent partial recovery in payment volume and the number of transactions processed, and therefore, a decline and subsequent partial recovery in revenue in our strategic verticals.
There are no reliable estimates of how long the pandemic will last, how many people are likely to be affected by it or the duration or types of restrictions that will be imposed. While the COVID-19 pandemic is having an adverse effect on our business, financial condition and results of operations, the extent of such impact will depend on future developments, which cannot be accurately predicted at this time. The COVID-19 pandemic has resulted in and may continue to result in lower results of operations due to a number of operational factors, including:
•the temporary closures, re-closures and failures of our customers;
•continued unemployment, which has and may continue to negatively influence consumer spending;
•third-party disruptions, including potential outages at network providers, call centers and other suppliers;
•increased cyber and payment fraud risk related to the COVID-19 pandemic, as cybercriminals attempt to profit from the disruption, given increased online banking, e-commerce and other online activity; and
•challenges to the availability and reliability of our solutions and services due to changes to operations, including the possibility of COVID-19 cases occurring at our locations, affecting our employees or affecting the systems or employees of our clients or other third parties on which we depend.

Since the outbreak, the market price per share of our common stock has been volatile. If general economic conditions were to deteriorate or remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be harmed and the trading price of our common stock could decline. If the stock price were to decrease significantly, it may cause a triggering event for impairment testing of fair-valued assets, including goodwill and intangible assets. Furthermore, the COVID-19 pandemic has previously caused disruption in the financial markets and the businesses of financial institutions and may do so again, potentially causing a slowdown in the decision-making of these institutions. This may affect the timing on which we may obtain any additional funding and there can be no assurance that we will be able to raise additional funds, in the form of debt or equity, or to amend our Senior Secured Credit Facility on terms acceptable to us, if at all, even if we determined such actions were necessary in the future.
In response to the economic and market conditions resulting from the COVID-19 pandemic, governments and regulatory authorities, including the Federal Reserve, have acted and may take further action to provide fiscal and monetary stimuli to support the economy. However, there can be no assurance that these measures will stimulate the economy or avert continued recessionary conditions in markets or economies in which we conduct operations.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In May and June 2020, we issued an aggregate of 10,000 and 10,000 shares, respectively, of Class A common stock in exchange for an equivalent number of shares of Class B common stock and Common Units pursuant to the terms of the i3 Verticals, LLC Limited Liability Company Agreement. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

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

i3 Verticals, Inc.

		By:	/s/ Clay Whitson
Clay Whitson
Chief Financial Officer

Date:	August 10, 2020