Form 10-K
period 2020-09-30
i3 Verticals, Inc.
filed 2020-11-23
CIK 1728688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒
As of March 31, 2020, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Class A common stock held by non-affiliates was approximately $285.1 million based on the number of shares of Class A common stock held by non-affiliates and the closing price of the Class A common stock on the Nasdaq Global Select Market on such date. The determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination for any other purpose.
As of November 20, 2020, there were 18,921,273 outstanding shares of Class A common stock, $0.0001 par value per share, and 11,900,621 outstanding shares of Class B common stock, $0.0001 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy materials for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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
•risks related to the accounting method for i3 Verticals, LLC's 1.0% Exchangeable Notes due February 15, 2025 (the “Exchangeable Notes”);

•our ability to raise the funds necessary to settle exchanges of the Exchangeable Notes or to repurchase the Exchangeable Notes upon a fundamental change;
•risks related to the conditional exchange feature of the Exchangeable Notes;
•risks related to the cessation or modification of the London Inter-Bank Offered Rate (“LIBOR”); and
•the risk factors included in Part I, Item 1A of this Annual Report on Form 10-K.
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

RISK FACTORS SUMMARY

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Set forth below is a summary list of the principal risk factors as of the date of the filing this Annual Report on Form 10-K:
•The COVID-19 pandemic is significantly affecting our operations, business and financial condition, and our liquidity could also be negatively impacted, particularly if the U.S. economy remains unstable for a significant amount of time.
•We have a history of operating losses and will need to generate significant revenues to attain and maintain profitability and positive cash flow and continue our acquisition program.
•The payment processing industry is highly competitive. Such competition could adversely affect the fees we receive, and as a result, our margins, business, financial condition and results of operations.
•To acquire and retain clients, we depend in part on distribution partners that generally do not serve us exclusively, may not aggressively market our products and services, are subject to attrition and are not under our control.
•If we cannot keep pace with rapid developments and changes in our industry, the use of our products and services could decline, causing a reduction in our revenues.
•Unauthorized disclosure, destruction or modification of data or disruption of our services could expose us to liability, protracted and costly litigation and damage our reputation.
•If we fail to comply with the applicable requirements of the Visa and Mastercard payment networks, those payment networks could seek to fine us, suspend us or terminate our registrations through our bank sponsors.
•If our bank sponsorships are terminated and we are not able to secure or successfully migrate client portfolios to new bank sponsors, we will not be able to conduct our business.
•We have faced, and may in the future face, significant chargeback liability if our clients refuse or cannot reimburse chargebacks resolved in favor of their customers, and we may not accurately anticipate these liabilities.

•On occasion, we experience increases in interchange and sponsorship fees; if we cannot pass these increases along to our clients, our profit margins will be reduced.
•Our systems and our third-party providers’ systems may fail, or our third-party providers may discontinue providing their services or technology generally or to us specifically, which in either case could interrupt our business, cause us to lose business and increase our costs.
•We are subject to economic and political risk, the business cycles of our clients and distribution partners and changes in the overall level of consumer and commercial spending, which could negatively impact our business, financial condition and results of operations.
•A decline in the use of cards and ACH as payment mechanisms for consumers and businesses or adverse developments in the electronic payment industry in general could adversely affect our business, financial condition and operating results.
•We may not be able to successfully execute our strategy of growth through acquisitions.
•Revenues and profits generated via acquisition may be less than anticipated, the integration process could experience delays or difficulties, and we may fail to uncover all liabilities of acquisition targets through the due diligence process prior to an acquisition, resulting in unanticipated costs, losses or a decline in profits, as well as potential impairment charges.
•Many of our clients are SMBs, which can be more difficult and costly to retain than larger enterprises and may increase the effect of economic fluctuations on us.
•We may not be able to successfully manage our intellectual property.
•If we lose key personnel, or if their reputations are damaged, our business, financial condition and results of operations may be adversely affected, and proprietary information of our company could be shared with our competitors.
•In a dynamic industry like ours, our success and growth depend on our ability to attract, recruit, retain and develop qualified employees.
•Our operating results and operating metrics are subject to seasonality and volatility, which could result in fluctuations in our quarterly revenues and operating results or in perceptions of our business prospects.
•We are a decentralized company, which presents certain risks, including the risk that we may be slower or less able to identify or react to problems affecting a key business unit than we would in a more centralized environment, which could materially and adversely affect our business, financial condition and results of operations.
•We are the subject of various claims and legal proceedings and may become the subject of claims, litigation or investigations which could have a material adverse effect on our business, financial condition or results of operations.
•We are subject to extensive government regulation, and any new laws and regulations, industry standards or revisions made to existing laws, regulations or industry standards affecting the electronic payments industry, or our actual or perceived failure to comply with such obligations, may have an unfavorable impact on our business, financial condition and results of operations.
•Changing laws and governmental rules and regulations designed to protect or limit access to or use of personal information could adversely affect our ability to effectively provide our products and services, and actual or perceived failure to comply with such legal and regulatory obligations may negatively impact our business, financial condition and results of operations.
•Our indebtedness could adversely affect our financial health and competitive position.
•We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.
•We may not have the ability to raise the funds necessary to settle exchanges of the Exchangeable Notes or to repurchase the Exchangeable Notes upon a fundamental change.
•The conditional exchange feature of the Exchangeable Notes, if triggered, may adversely affect our financial condition and operating results.
•The potential cessation or modification of LIBOR may increase our interest expense or otherwise adversely affect us.

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
We primarily focus on strategic vertical markets where we believe we can be a leader in vertically-focused, integrated payment and software solutions. Our primary strategic vertical markets include:
•Public Sector—We have products and solutions that create an efficient flow of information throughout a variety of public sector entities. These include upper and lower court case management, collections, finance and accounting, property tax management, utility billing, professional licensing, and law enforcement software. We also deliver integrated payment solutions in our public-sector vertical. These solutions allow our clients to process court, tax, utility billing and other public-sector payments.
•Education—We assist schools in completing payment processing functions such as accepting payments for school lunches (online, at school, or at the point-of-sale (“POS”)) and school activities, selling products from the online student store while managing inventory, ticket sales while tracking attendance at athletic and other events, enabling parents to make installment payments. Our education solutions, which utilize the payment facilitator model, are self-serve payment and data collection software platforms that manage critical parent and student information via web, mobile, and on-site transaction processing. Using our convenience-fee payment technology, our school clients in this vertical often receive the full principal amount which alleviates reconciliation issues and processing costs.
•Non-profit—We deliver an integrated solution for processing payments from donors to non-profit organizations. These solutions, which include text-to-pay technology, assist non-profit organizations with ordinary course fundraising, including recurring and special one-time or “giving day” promotions that may include many separate organizations seeking donations within a single marketing campaign. Our integrated solutions seamlessly integrate into the business management system for each respective non-profit to allow for efficient data capture and reporting.
•Healthcare—We provide businesses in our healthcare vertical with a software platform for medical coding, billing and scheduling. We also offer integrated solutions for processing payments from patients for various healthcare-related costs and fees. Certain of these payment solutions seamlessly integrate into our proprietary software and our distribution partner independent software vendor (“ISV”) software to provide clients and their customers a bundled card payment solution.

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
We generate revenue from volume-based fees generated by payment processing services provided to clients throughout the United States. Our payment processing services enable clients to accept electronic payments, facilitating the exchange of funds and transaction data between clients, financial institutions and payment networks. Services include merchant onboarding, risk and underwriting, authorization, settlement, chargeback processing and other merchant support services. We also generate revenue from software licenses and subscriptions, ongoing support, and other POS-related solutions. Due to our integrated payment and software solutions and our distribution network, we are able to derive significant scale from operating efficiencies, which enable us to generate strong operating margins and profitability.
Our Segments
We have two reportable segments, Merchant Services and Proprietary Software and Payments, and an Other category. For additional information on our segments, see Note 16 to our consolidated financial statements and “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
Merchant Services
Our Merchant Services segment provides comprehensive payment solutions to businesses and organizations. Our Merchant Services segment includes third-party integrated payment solutions as well as merchant of record payment services across our strategic vertical markets.
Proprietary Software and Payments
Our Proprietary Software and Payments segment delivers solutions to our clients, including embedded payments, through company-owned software. Payments are delivered through both the payment facilitator model and the merchant of record processing model. We have Proprietary Software and Payments clients across all of our strategic vertical markets.
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
We offer our clients a single point of access through our powerful, simple and capable proprietary core platform (the “Burton Platform”). Combining a centralized environment for scalability, PCI Service Level Provider (“SLP”) Level 1 security and redundancy, the Burton Platform offers a broad suite of payment and software solutions, enabling omni-channel POS, spanning brick and mortar locations and electronic- and mobile-commerce, including app-based payments. We employ project management, release management and product development lifecycle methodologies that enable us to deploy initial downloads and upgrades in a quick and efficient manner via the cloud.
The Burton Platform is the core of our technology suite. A platform designed to be highly scalable and built for high transaction volume, the Burton Platform brings together common components of our vertical software technologies as well as several historically disparate solutions.
The Burton Platform includes an Application Programming Interface (“API”) suite that provides access to merchant of record processing, ACH processing and payment facilitator merchant processing capabilities. The platform APIs allow access to Europay, Mastercard and Visa (“EMV”) devices as well as validated P2PE certified devices using an implementation that shields software providers from the requirements of PCI / payment application data security standard (“PA-DSS”) certification.
We own multiple horizontal software solutions, including the Burton Platform described above. In the business-to-business (“B2B”) market, we provide payment solutions to clients in industries that include professional services (including law firms), manufacturing, contractor services, construction, and other industries where a significant percentage of payments are received using a commercial, business, purchasing, or virtual card. Our B2B payment solutions offer clients secure processing technology to authorize and settle transactions at reasonable card rates, automate the pass-through of line item details, and enhance the automation of the accounts receivable process. Our distribution partners include card issuers and industry associations, each of whom provides a predictable source of new client leads.
In addition, we provide payment processing solutions to many retail establishments using both an integrated and merchant of record account approach. For example, we have reseller arrangements, pursuant to which we re-sell integrated POS solutions that consist of both hardware and software. We provide support services to these POS clients, most of which are in the restaurant and hospitality markets, and we also cross-sell our payment processing solutions to this client base.
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
Our direct sales team is responsible for selling our proprietary software and payment technology solutions to clients primarily through our distribution and referral partner networks. The assigned sales team is the primary liaison for managing the partner relationship, coordinating with marketing team efforts and engaging new client referral opportunities. We utilize our direct sales team to sell our proprietary software and payment technology solutions directly to clients in our education and public sector markets.
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
Our Competition
We compete with a variety of merchant acquirers and software vendors that have different business models, go-to-market strategies and technical capabilities. We believe the most significant competitive factors in our markets are:
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

Our competitors range from large and well established companies to smaller, earlier-stage businesses. See “Risk Factors—Risks Related to Our Business and Industry—The payment processing industry as well as the software industries in our strategic vertical markets are all highly competitive. Such competition could adversely affect the fees we receive, and as a result, our margins, business, financial condition and results of operations” in Part I, Item 1A of this Annual Report on Form 10-K.
Human Capital
To facilitate talent attraction and retention, we strive to make i3 Verticals a safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by competitive compensation and benefits programs and opportunities for advancement.
The success of our business is fundamentally connected to the well-being of our people. Accordingly, we provide our eligible employees with access to flexible and convenient medical programs intended to meet their needs and the needs of their families. In addition to standard medical coverage, we offer dental and vision coverage, health savings and flexible spending accounts, paid time off, flexible work schedules on a case-by-case basis, employee assistance programs, voluntary short term and long term disability insurance and term life insurance. In response to the COVID-19 pandemic, we implemented changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This included having the majority of our employees work from home for several months, while implementing additional safety measures for employees continuing critical on-site work then and now.
We provide competitive compensation and benefits programs to help meet the needs of our employees. In addition to salaries, these programs (which vary across our businesses) include bonus opportunities and a 401(k) Plan. We use targeted stock option grants with vesting conditions to facilitate retention of personnel, and we are proud that a large percentage of our workforce owns i3 Verticals shares or options to purchase i3 Verticals shares. We believe this dynamic aligns important economic incentives and encourages an entrepreneurial spirit.
We have built a collaborative culture that recognizes and rewards innovation and offers employees a variety of opportunities and experiences. We believe that our culture is critical to our success. We are an acquisitive company and regularly add new employees in locations across the United States as a result of our acquisition activity. Our employee headcount has significantly increased since our Initial Public Offering in June 2018, and as of November 20, 2020, we have approximately 740 employees in 38 states (which includes 140 employees that are subject to a transition services period related to a recent acquisition). We believe that our employee retention rates are competitive and we think this is a result of strong emphasis on workforce culture in our acquisition process and in our operational decision making.
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
Privacy and Information Security Regulations
We provide services that may be subject to privacy laws and regulations of a variety of jurisdictions. Relevant federal privacy laws include the Gramm-Leach-Bliley Act of 1999, which applies directly to a broad range of financial institutions and indirectly, or in some instances directly, to companies that provide services to financial institutions. These laws and regulations restrict the collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices and provide individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information. These laws also impose requirements for safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. Our business also may be subject to the Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act of 2003, which regulate the use and reporting of consumer credit information and impose disclosure requirements on entities who take adverse action based on information obtained from credit reporting agencies. In addition, there are state laws that restrict the ability to collect and utilize certain types of personal information, such as Social Security and driver’s license numbers, and impose secure disposal requirements for personal data. Certain state laws mandate businesses to implement reasonable data security measures. Massachusetts requires any business that processes the personal information of a Massachusetts resident to adopt and implement a written information security program. States are increasingly legislating data protection requirements for a broader list of personal data and are strengthening protections for students' personal information. For example, Illinois regulates the collection of biometric information under its Biometric Information Privacy Act, and at least five other states have legislation pending regarding the collection of biometric data. All fifty states, Puerto Rico, and the U.S. Virgin Islands have now enacted data breach notification laws requiring businesses that experience a security breach of their computer databases that contain personal information to notify affected individuals, consumer reporting agencies and governmental agencies. In June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect on January 1, 2020. The CCPA requires companies that process personal information of California residents to make certain disclosures to consumers about data practices, grants consumers specific access rights to their data, allows consumers to opt out of certain data sharing activities and creates a private right of action for data breaches. On November 2, 2020, California voters passed Proposition 24 that enacted the California Privacy Rights Act of 2020 (the “CPRA”). The CRPA, which will come into effect on January 1, 2023, amends and expands the CCPA to create additional consumer privacy rights, such as the right of correction and right to limit the use of sensitive personal information, and establish a privacy enforcement agency known as the California Privacy Protection Agency (the “CPPA”). Each privacy law and regulation that applies to us could increase our cost of doing business or limit permissible activities.
As an entity that provides services to educational institutions, we are indirectly subject to the Family Educational Rights and Privacy Act (“FERPA”) and the privacy requirements of the Protection of Pupil Rights Amendment (“PPRA”), and we may not transfer or otherwise disclose or use any personally identifiable information from a student record to another party other than on a basis and in a manner permitted under the statutes. See “Risk Factors—If we violate the Family Educational Rights and Privacy Act (“FERPA”) and the Protection of Pupil Rights Amendment (“PPRA”), it could result in a material breach of contract with one or more of our clients in our education vertical and could harm our reputation. Further, if we disclose student information in violation of FERPA or PPRA, our access to student information could be suspended.”

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

To provide our electronic payment services, we must be registered either indirectly or directly as a service provider with each of the payment networks that we utilize. Because we are not a bank, we are not eligible for primary membership in certain payment networks, including Visa and Mastercard, and are therefore unable to directly access these networks. The operating regulations of certain payment networks, including Visa and Mastercard, require us to be sponsored by a member bank as a service provider. We are registered with certain payment networks, including Visa and Mastercard, through various sponsor banks. The agreements with our bank sponsors give them substantial discretion in approving certain aspects of our business practices including our solicitation, application and qualification procedures for clients and the terms of our agreements with clients. We are also subject to network operating rules and guidelines promulgated by the National Automated Clearing House Association (“NACHA”) relating to payment transactions we process using the ACH Network. Like the card networks, NACHA may update its operating rules and guidelines at any time and we will be subject to these changes. For example, NACHA's WEB Debit Account Validation Rule, originally introduced in November 2018, will take effect March 19, 2021. This rule requires changes to ACH validation of bank accounts associated with internet WEB ACH payments. The NACHA Operating Rules and Guidelines allocate responsibility and liabilities to the various participants in the payment network, including us and our partner financial institutions. Recently, NACHA has focused upon data security and privacy responsibilities. We are subject to audit by our partner financial institutions for compliance with the rules and guidelines. Our sponsor financial institutions have substantial discretion in approving certain aspects of our business practices, including the terms of our agreements with our ACH processing clients.
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
The foregoing and other continued disruptions to our business as a result of the COVID-19 pandemic could result in a material adverse effect on our business, result of operations, financial condition, cash flows and our ability to service our indebtedness. Furthermore, the COVID-19 pandemic could heighten the risks in certain of the other risk factors described herein.
We have a history of operating losses and will need to generate significant revenues to attain and maintain profitability and positive cash flow and continue our acquisition program.
Since inception in 2012, we have been engaged in growth activities and have made a significant number of acquisitions that grew our business. This acquisition activity requires substantial capital and other expenditures. As a result, 2017 was the first fiscal year for which we attained profitability, and we incurred net losses attributable to i3 Verticals, Inc. in the years ended September 30, 2020, 2019 and 2018, and we may incur losses again in the future. A substantial portion of our historical revenue growth has resulted from acquisitions. For the year ended September 30, 2020, revenues attributable to the acquisitions we completed in 2019 and 2020 were $50.6 million, or 33.7% of our total revenues. We expect our cash needs to increase significantly for the next several years as we:
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
In addition, we are also subject to risks as a result of changes in business habits of our vendors and customers as they adjust to the competitive marketplace. Because our standing arrangements and agreements with our vendors and customers typically contain no purchase or sale obligations and are terminable by either party upon no or relatively short notice, we are subject to significant risks associated with the loss or change at any time in the business habits and financial condition of key vendors as they adapt to changes in the market. For example, NCR Corporation has shifted its business model to a software and services led enterprise provider, along with providing cloud and mobile solutions. This change is adversely impacting the timing of receipt of revenue from such arrangements as a result of a shift in our fees from revenues from sales of the Company’s combined hardware and software to revenues from a SaaS model.

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

We could be subject to breaches of security by hackers. Although we proactively employ multiple measures to defend our systems against intrusions and attacks and to protect the data we collect, our measures may not prevent unauthorized access or use of sensitive data. Recently, several municipalities have been the victims of cyberattacks, and in some cases, ransomware, through which an attacker gains access to the organization’s computer files, renders them temporarily inaccessible and threatens to permanently delete them if a cash ransom is not paid by a specified deadline. While we or, to our knowledge, our distribution partners, third-party vendors or clients have not been subject to a material ransomware or cyber-extortion attack impacting us, if such an event were to occur it could significantly disrupt our operations, expose us to liability under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), adversely impact our reputation or subject us to material losses or liability. We may be required to expend significant additional resources in our efforts to modify or enhance our protective measures against evolving threats. A breach of our system or a third-party system upon which we rely may subject us to material losses or liability, including payment network fines, assessments and claims for unauthorized purchases with misappropriated credit, debit or card information, impersonation or other similar fraud claims. A misuse of such data or a cybersecurity breach could harm our reputation and deter our clients and potential clients from using electronic payments generally and our products and services specifically, thus reducing our revenue. In addition, any such misuse or breach could cause us to incur costs to correct the breaches or failures, expose us to uninsured liability, expose us to liability under HIPAA, increase our risk of regulatory scrutiny, subject us to lawsuits and result in the imposition of material penalties and fines under state and federal laws or by the payment networks. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. A significant cybersecurity breach could also result in payment networks prohibiting us from processing transactions on their networks or the loss of our financial institution sponsorship that facilitates our participation in the payment networks, either of which could materially impede our ability to conduct business.
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
We do not directly access the payment card networks, such as Visa and Mastercard, that enable our acceptance of credit cards and debit cards, including some types of prepaid cards. Accordingly, we must rely on banks or other payment processors to process transactions and must pay fees for the services. To provide our merchant acquiring services, we are registered through our bank sponsors with the Visa and Mastercard networks as service providers for member institutions. The majority of our $14.4 billion in payment volume in fiscal year 2020 was attributable to transactions processed on the Visa and Mastercard networks. As such, we, our bank sponsors and many of our clients are subject to complex and evolving payment network rules. The payment networks routinely update and modify requirements applicable to merchant acquirers, including rules regulating data integrity, third-party relationships (such as those with respect to bank sponsors and ISOs), merchant chargeback standards and PCI DSS. The rules of the card networks are set by their boards, which may be influenced by card issuers, some of which offer competing transaction processing services. The request for comments for PCI DSS 4.0 closed in November 2019 and the PCI council plans to release version 4.0 by the middle of 2021. Anticipated changes to PCI DSS 4.0 include stronger standards that will increase the compliance burden on processors and require additional training, education and support tools for processors to support their merchants.
If we or our bank sponsors fail to comply with the applicable rules and requirements of the Visa or Mastercard payment networks, Visa or Mastercard could suspend or terminate our member registration or certification, which would make it impossible for us to conduct our business on its current scale. Further, our transaction processing capabilities, including with respect to settlement processes, could be delayed or otherwise disrupted, and recurring non-compliance could result in the payment networks seeking to fine us. In addition, card networks and their member financial institutions regularly update, and generally expand, security expectations and requirements related to the security of cardholder data and environment. Under certain circumstances, we are required to report incidents to the card networks within a specified time frame.
We may also be subject to penalties from the payment card networks if we fail to detect that our clients are engaging in activities that are illegal, contrary to the payment card network operating rules, or considered “high-risk.” We must either prevent high-risk merchants from using our products and services or register such merchants with the payment card networks and conduct additional monitoring with respect to such merchants. Such penalties could be material and could result in termination of registration or could require changes in our process for registering new clients. This could materially and adversely affect our business.
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
If we are unable to collect the chargeback from the client’s account or reserve account (if applicable), or if the client refuses or is financially unable due to bankruptcy or other reasons to reimburse us for the chargeback, we bear the loss for the amount of the refund paid to the cardholder’s bank. We incurred chargeback losses of $0.1 million, or less than 0.1% of revenues, in our 2020 fiscal year and $0.1 million, or less than 0.1% of revenues, in our 2019 fiscal year. Any increase in chargebacks not paid by our clients could have a material adverse effect on our business, financial condition and results of operations.
We are potentially liable for losses caused by fraudulent card transactions. Card fraud occurs when a client’s customer uses a stolen or counterfeit credit, debit or prepaid card, card number or other credentials to purchase merchandise or services. In a traditional card-present transaction, if the client swipes the card, receives authorization for the transaction from the card issuing bank and verifies the signature on the back of the card against the paper receipt signed by the customer, the card issuing bank remains liable for any loss. In a fraudulent card-not-present transaction, even if the client receives authorization for the transaction, the client is liable for any loss arising from the transaction. Many of the SMB clients that we serve are small and transact a substantial percentage of their sales over the Internet or in response to telephone or mail orders. Because their sales are card-not-present transactions, these clients are more vulnerable to customer fraud than larger clients. Because we target these SMB clients, we experience chargebacks arising from cardholder fraud more frequently than providers of payment processing services that service larger businesses and organizations.
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
New Visa rules associated with chargeback monitoring that were originally announced October 1, 2019 are due to become effective in April 2021. The new Visa rules will tighten monitoring and control of risks to combat the high rates of fraud and disputes. The planned changes will impact when merchants are enrolled in the Visa Fraud Monitoring Program (the “VFMP”) and the Visa Chargeback Monitoring Program (the “VCMP”). The VFMP and the VCMP target merchants with higher levels of chargebacks and fraud. Visa's new rules could have serious implications for the types of businesses that we can support, and high-risk merchants will be impacted by the changes.

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
Our systems and operations or those of our third-party technology vendors could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency and similar events. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur. Likewise, while we have disaster recovery policies and arrangements in place, they have not been tested under actual disasters or similar events. Defects in our systems or those of third parties, errors or delays in the processing of payment transactions, telecommunications failures or other difficulties could result in:
•loss of revenues;
•loss of clients;
•loss of client and cardholder data;
•fines imposed by payment networks or regulators;
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
The electronic payment industry depends heavily on the overall level of consumer and commercial spending. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income and changes in consumer purchasing habits. A sustained deterioration in general economic conditions, particularly in the United States, continued uncertainty for an extended period of time, due to the COVID-19 pandemic or otherwise, or increases in interest rates, could adversely affect our financial performance by reducing the number or aggregate volume of transactions made using electronic payments. A reduction in the amount of consumer or commercial spending could result in a decrease in our revenue and profits. If our clients make fewer purchases or sales of products and services using electronic payments, or consumers spend less money through electronic payments, we will have fewer transactions to process at lower dollar amounts, resulting in lower revenue. Additionally, credit card issuers may reduce credit limits and become more selective in their card issuance practices. Any of these developments could have a material adverse impact on our financial position and results of operations.
A weakening in the economy as a result of the COVID-19 pandemic has had a negative impact on our clients, particularly within our Education vertical because of widespread school closures and government subsidized lunches, and could continue to do so, as well as their customers who purchase products and services using the payment processing systems to which we provide access, which has and could continue to, in turn, negatively affect our business, financial condition and results of operations. In addition, the weakening as a result of the COVID-19 pandemic has forced SMBs to close at higher than historical rates, and any future weakening in the economy could further this trend, in part because many of them are not as well capitalized as larger organizations, which has exposed, and could expose us in the future, to potential credit losses and future transaction declines. Further, credit card issuers may reduce credit limits and become more selective in their card issuance practices. We also have a certain amount of fixed and semi-fixed costs, including rent, debt service and salaries, which could limit our ability to quickly adjust costs and respond to changes in our business and the economy.
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
We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenues as a result of consumer spending patterns. Historically our revenues have been strongest in our first, third and fourth fiscal quarters and weakest in our second fiscal quarter. This is due to the increase in the number and amount of electronic payment transactions related to seasonal retail events, such as holiday and vacation spending. The number of business days in a month or quarter also may affect seasonal fluctuations. We also experience volatility in certain other metrics, such as clients, transactions and dollar volume. Volatility in our key operating metrics or their rates of growth could have a negative impact on our financial results and investor perceptions of our business prospects. Furthermore, we are not able to predict the impact that the COVID-19 pandemic may have on the seasonality of our business.
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
Our solutions may be required to conform, in certain circumstances, to requirements set forth in HIPAA, which governs the privacy and security of “protected health information.”
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
In addition to those regulations discussed previously that are imposed by the card networks and NACHA, governmental bodies in the United States have adopted, or are considering the adoption of, laws and regulations restricting the use, collection, storage, transfer and disposal of, and requiring safeguarding of, personal information. Our operations are subject to certain provisions of these laws. Relevant federal privacy laws include, in addition to FERPA and PPRA described above, the Gramm-Leach-Bliley Act of 1999, which applies directly to a broad range of financial institutions and indirectly, or in some instances directly, to companies that provide services to financial institutions. In addition to the CCPA and CPRA described above, the U.S. Children’s Online Privacy Protection Act also regulates the collection of information by operators of websites and other electronic solutions that are directed to children under 13 years of age. These laws and regulations restrict the collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices and provide individuals with certain rights to prevent the use and disclosure of protected information. These laws also impose requirements for safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. In addition, there are state laws restricting the ability to collect and utilize certain types of information such as Social Security and driver’s license numbers. Certain state laws impose similar privacy obligations as well as obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and consumer reporting agencies and businesses and governmental agencies that own data.

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
Legal requirements relating to the collection, storage, handling and transfer of personal data continue to evolve. For example, in June 2018, the State of California enacted the CCPA, which went into effect on January 1, 2020. The CCPA requires companies (regardless of their location) that collect personal information of California residents to notify consumers about their data collection, use, and sharing practices. The CCPA also grants consumers specific rights to access and to delete their data and to opt out of certain data sharing with or sales to third parties. The California Attorney General is currently responsible for the enforcement of the CCPA and issued Final Regulations governing CCPA compliance on August 14, 2020. The California Attorney General can impose statutory fines for violations and consumers have a limited private right of action for unauthorized access to certain categories of information. Notably, it may be possible to have statutory damages imposed without proof of actual damages from the unauthorized access. On November 3, 2020, California voters passed Proposition 24, enacting the CPRA, which will become effective on January 1, 2023. CPRA amends and expands the CCPA to create additional consumer privacy rights, such as the right of correction and the right to limit the use and disclosure of sensitive personal information. The CPRA also establishes a new privacy enforcement agency, the CPPA, which will assume responsibility for promulgating, revising, and implementing regulations interpreting the CCPA and CPRA by either July 1, 2021, or six months after the CPPA indicates it is ready to begin rulemaking (whichever is later). Unlike the CCPA, the CPRA cannot be repealed by the California legislature, but can be amended by a simple majority provided such amendments are consistent with and further the purpose and intent of the law.
In addition, several other states have introduced or passed similar legislation to the CCPA, including Nevada and Maine, that may impose varying standards and requirements on our data collection, use and processing activities. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data.
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
On May 9, 2019, we replaced our existing senior secured credit facility with a new 2019 senior secured credit facility (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility, as amended on February 18, 2020 in connection with our offering of Exchangeable Notes, consists of a $275.0 million revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to $50.0 million in the aggregate (subject to the receipt of additional commitments for any such incremental loan amounts). The Senior Secured Credit Facility accrues interest at LIBOR (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) plus an applicable margin of up to 3.25%, or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%, plus an applicable margin of 0.25% to 1.25% (1.25% as of September 30, 2020), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires the Company to pay unused commitment fees of 0.15% to 0.30% (0.30% as of September 30, 2020) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. As of September 30, 2020, we had no indebtedness outstanding under our Senior Secured Credit Facility. Although we may enter into interest rate swap agreements in the future, we and our subsidiaries are exposed to interest rate increases on the floating portion of our Senior Secured Credit Facility that are not covered by interest rate swaps, to the extent we have indebtedness outstanding. For additional information about our Senior Secured Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II, Item 7 of this Annual Report on Form 10-K, and “Quantitative and Qualitative Disclosure About Market Risk” in Part II, Item 7A of this Annual Report on Form 10-K.
On February 18, 2020, i3 Verticals, LLC issued $138.0 million aggregate principal amount of its 1.0% Exchangeable Senior Notes due February 15, 2025 (the “Exchangeable Notes”). The Exchangeable Notes bear interest at a fixed rate of 1.0% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. Prior to August 15, 2024, the Exchangeable Notes are exchangeable only upon satisfaction of certain conditions and during certain periods described in the Indenture, and thereafter, the Exchangeable Notes are exchangeable at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The Exchangeable Notes are exchangeable on the terms set forth in the Indenture into cash, shares of Class A common stock, or a combination thereof, at i3 Verticals, LLC’s election. As of September 30, 2020, $117.0 million of the original aggregate principal amount of $138.0 million was outstanding.

To service our debt and any additional debt we may incur in the future, we need to generate cash. Our ability to generate cash is subject, to a certain extent, to our ability to successfully execute our business strategy, including acquisition activity, as well as general economic, financial, competitive, regulatory and other factors beyond our control. Although we currently expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under the Senior Secured Credit Facility will be sufficient to fund our operations and planned expenditures and to service our debt obligations for at least the next twelve months, there can be no assurance that our business will be able to generate sufficient cash flow from operations or that future borrowings or other financing will be available to us in an amount sufficient to enable us to service our debt and fund our other liquidity needs. To the extent we are required to use our cash flow from operations or the proceeds of any future financing to service our debt instead of funding working capital, capital expenditures, acquisition activity or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This will place us at a competitive disadvantage compared to our competitors that have less debt. There can be no assurance that we will be able to refinance any of our debt on commercially reasonable terms or at all, or that the terms of that debt will allow any of the above alternative measures or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition and the value of our outstanding debt. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.
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

The potential cessation or modification of LIBOR may increase our interest expense or otherwise adversely affect us.
Our indebtedness under our Senior Secured Credit Facility bears interest at variable interest rates that use the London Inter-Bank Offered Rate (“LIBOR”) as a benchmark rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR quotations after 2021 (the “FCA Announcement”). The FCA Announcement indicates that the continuation of LIBOR on the current basis cannot and will not be assured after 2021, and LIBOR may cease to exist or otherwise be unsuitable for use as a benchmark. Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates. When LIBOR ceases to exist, we most likely will need to amend the credit facility, and we cannot predict what alternative interest rate(s) will be negotiated with our counterparties. As a result, our interest expense may increase, our ability to refinance some or all of our existing indebtedness may be impacted and our available cash flow may be adversely affected.
The expected phase out of LIBOR and transition to and use of an alternative benchmark rate could cause market volatility or disruption and may adversely affect our access to the capital markets and cost of funding.
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
The Continuing Equity Owners, who collectively hold approximately 39% of the combined voting power of our common stock as of November 20, 2020, may receive payments from us under the Tax Receivable Agreement upon a redemption or exchange of their common units in i3 Verticals, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. As a result, the interests of the Continuing Equity Owners may conflict with the interests of holders of shares of our Class A common stock. For example, the Continuing Equity Owners may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the Continuing Equity Owners even in situations where no similar considerations are relevant to us.
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
Since the completion of our IPO, we have been subject to a requirement, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), to conduct an annual review and evaluation of our internal control over financial reporting and furnish a report by management on, among other things, our assessment of the effectiveness of our internal control over financial reporting each fiscal year beginning with the year following our first annual report required to be filed with the SEC. However, because we are an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the earlier of the fifth year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company. Ensuring that we have adequate internal control over financial reporting in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that must be evaluated frequently. Establishing and maintaining these internal controls is and will continue to be costly and may divert management’s attention.
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
As of September 30, 2020, we have an aggregate of 135,555,885 shares of Class A common stock authorized but unissued, including 11,900,621 shares of Class A common stock issuable, at our election, upon redemption of i3 Verticals, LLC common units that are held by the Continuing Equity Owners. Subject to certain restrictions contained in the i3 Verticals LLC Agreement the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based and service-based vesting requirements and other limitations) for newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Common Unit redeemed, in each case, in accordance with the terms of the i3 Verticals LLC Agreement. At our election, however, we may effect a direct exchange by i3 Verticals, Inc. of such Class A common stock or such cash, as applicable, for such common units in lieu of redemption. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We have also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain Continuing Equity Owners upon such redemption and the shares of Class A common stock issued to certain Continuing Equity Owners in connection with the Reorganization Transactions will be eligible for resale registration, subject to certain limitations set forth in the Registration Rights Agreement.
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

Property	Location
Corporate Headquarters	Nashville, Tennessee
Offices	Alexandria, Virginia
Offices	Canton, Georgia
Offices	Centennial, Colorado
Offices	Cincinnati, Ohio
Offices	Fort Smith, Arkansas
Offices	Gainesville, Florida
Offices	Honolulu, Hawaii
Offices	Houston, Texas
Offices	Jackson Township, Ohio
Offices	Jacksonville, Florida
Offices	Lake Mary, Florida
Offices	Los Alamitos, California
Offices	Madison, Wisconsin
Offices	Minneapolis, Michigan
Call Center	Murfreesboro, Tennessee
Offices	Orlando, Florida
Offices	Owensboro, Kentucky
Call Center	San Diego, California
Offices	Santa Barbara, California
Offices	Savannah, Georgia
Offices	Shamokin Dam, Pennsylvania
Offices	Shreveport, Louisiana
Offices	Southfield, Michigan
Offices	Stevenson Ranch, California
Offices	Sulphur Springs, Texas
Offices	Temple, Georgia
Offices	Tukwila, Washington
Offices	Wellington, Florida
Offices	Wixom, Michigan
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
On June 21, 2018, our Class A common stock began trading on the Nasdaq Global Select Market under the symbol “IIIV.” There is currently no established public trading market for our Class B common stock.
Stockholders
As of November 20, 2020, there were 98 stockholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers. As of November 20, 2020, there were 56 stockholders of record of our Class B common stock.
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

Comparison of Cumulative Total Return
Among i3 Verticals, Inc., the S&P 500 Index, and the S&P 500 Information Technology Index
$240.00
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
6/21/18
6/29/18
9/30/18
12/31/18
3/29/19
6/28/19
9/30/19
12/31/19
3/31/20
6/30/20
9/30/20
i3 Verticals, Inc.
S&P 500
S&P 500 Information Technology

The following table presents the corresponding data for the periods shown in the graph:

	i3 Verticals, Inc.	S&P 500	S&P 500 Information Technology
June 21, 2018	$100.00	$100.00	$100.00
June 29, 2018	$117.08	$98.86	$97.44
September 30, 2018	$176.77	$105.97	$105.71
December 31, 2018	$185.38	$91.17	$87.02
March 29, 2019	$184.77	$103.08	$103.87
June 28, 2019	$226.54	$106.98	$109.74
September 30, 2019	$154.77	$108.25	$113.00
December 31, 2019	$217.31	$117.49	$128.82
March 31, 2020	$146.85	$93.99	$113.08
June 30, 2020	$232.69	$112.75	$147.12
September 30, 2020	$194.23	$122.30	$164.27
Sales of Unregistered Securities
In August and September 2020, we issued an aggregate of 3,500 and 487,500 shares, respectively, of Class A common stock in exchange for an equivalent number of shares of Class B common stock and Common Units pursuant to the terms of the i3 Verticals, LLC Limited Liability Company Agreement. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. All other sales of unregistered securities during the year ended September 30, 2020, have been previously disclosed in either a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
We did not repurchase any shares of our Class A or Class B common stock during the quarter ended September 30, 2020.

Item 6. Selected Financial Data
The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and related notes included elsewhere in this report.

	Year ended September 30,
(in thousands)	2020	2019	2018	2017	2016
Statement of Operations Data:
Revenue	$150,134	$376,307	$323,508	$262,571	$199,644
Interchange and network fees(1)		242,867	214,543	189,112	140,998
Other costs of services	47,230	44,237	40,314	28,798	21,934
Selling general and administrative	78,323	62,860	40,585	27,194	20,393
Depreciation and amortization	18,217	16,564	11,839	10,085	9,898
Change in fair value of contingent consideration	(1,409)	3,389	3,866	(218)	2,458
Total other expenses	11,547	6,004	16,985	6,521	5,813
(Benefit from) provision for income taxes	(2,795)	(177)	337	177	243
Net (loss) income	$(979)	$563	$(4,961)	$902	$(2,093)
Net (loss) income per share of Class A common stock(2):
Basic(3)	$(0.03)	$(0.29)	$0.08
Diluted(4)	$(0.03)	$(0.29)	$0.08
____________________
1.Effective October 1, 2019, our revenues are presented net of interchange and network fees in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. See Note 2 to our consolidated financial statements for a description of the recently adopted accounting pronouncement.
2.Basic and diluted earnings per Class A common stock is presented only for the period after the Company’s Reorganization Transactions. As such, net income used in the calculation for the year ended September 30, 2018, represents the net income attributable to Class A common stockholders for the period from June 25, the closing of our IPO, through September 30, 2018.
3.Excludes 204,969, 282,801 and 299,412 shares of restricted Class A common stock for the years ended September 30, 2020, 2019 and 2018, respectively.
4.For the years ended September 30, 2020 and 2019, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted earnings per share of Class A common stock:
a.15,856,855 shares of weighted average Class B common stock for the year ended September 30, 2019, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive,
b.1,327,500 and 626,500 options to purchase shares of Class A common stock for the years ended September 30, 2020 and 2019, were excluded because the exercise price of these options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.1,179,538 and 1,009,858 shares of Class A common stock for the years ended September 30, 2020 and 2019, resulting from estimated stock option exercises as calculated by the treasury stock method, and 204,969 and 282,801 shares of restricted Class A common stock for the years ended September 30, 2020 and 2019 were excluded because the effect of including them would have been anti-dilutive.

	September 30,
(in thousands)	2020	2019	2018	2017	2016
Balance Sheet Data:
Cash and cash equivalents	$15,568	$1,119	$572	$955	$3,776
Total assets	403,526	349,302	175,142	139,991	100,282
Long-term debt, including current portion	90,758	139,298	36,776	110,836	83,537
Total liabilities	163,358	206,861	62,944	129,122	102,770
Total equity	240,168	142,441	112,198	3,146	(9,510)

	Year ended September 30,
(in thousands)	2020	2019	2018	2017	2016
Cash Flow Data:
Net cash provided by operating activities	23,720	26,597	18,080	8,330	10,005
Net cash used in investing activities	(35,431)	(143,728)	(38,055)	(47,903)	(35,154)
Net cash provided by financing activities	29,112	119,094	19,244	37,352	28,924

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
Executive Overview
Recognizing the convergence of software and payments, i3 Verticals was founded in 2012 with the purpose of delivering seamlessly integrated payment and software solutions to SMBs and organizations in strategic vertical markets. Since commencing operations, we have built a broad suite of payment and software solutions that address the specific needs of SMBs and other organizations in our strategic vertical markets, and we believe our suite of solutions differentiates us from our competition. Our primary strategic vertical markets include education, non-profit, public sector and healthcare.
COVID-19
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and other parts of the world. The spread of COVID-19 caused several states and cities to declare states of emergency or disaster proclamations. State and local governments, together with public health officials, recommended and mandated precautions to mitigate the spread of the virus, including the closure of local government facilities and parks, schools, restaurants, many businesses and other locations of public assembly. Although many of the restrictions have eased across the country, the pandemic has yet to show substantial signs of decline in the U.S. Some areas are re-imposing closures and other restrictions due to increased rates of COVID-19 cases.
As a result, the COVID-19 pandemic is significantly affecting overall economic conditions in the United States. The economic impact of these conditions is materially impacting our business and is expected to continue to adversely impact our strategic verticals and our business in general. For example, beginning in the second half of March 2020 and continuing through the remainder of fiscal 2020, we and our clients have experienced a decline and subsequent partial recovery in payment volume and the number of transactions processed, and therefore, a decline and subsequent partial recovery in revenue in our strategic verticals. Our payment volume was $0.8 billion, $1.0 billion, $1.2 billion, $1.2 billion, $1.5 billion and $1.3 billion for the months of April, May, June, July,

August and September 2020, respectively. Further, for the second half of the year ended September 30, 2020, a significant portion of our revenue and payment volume within our Merchant Services segment and our Proprietary Software and Payments segment was derived from our education and public sector strategic verticals. Due to the temporary closure of schools and many local government facilities throughout the nation, we expect the combined revenue and payment volume from multiple of these and other strategic verticals will be adversely impacted for the duration of the closure. There are no reliable estimates of how long the pandemic will last, how many people are likely to be affected by it or the duration or types of restrictions that will be imposed. For that reason, we are unable to predict the long-term impact of the pandemic on our business at this time.
On April 3, 2020, we announced certain proactive actions in response to the significant uncertainty around the severity and duration of the COVID-19 pandemic, which included temporarily furloughing a portion of our employees and a workforce reduction program that included the elimination of certain positions as well as a general reduction in headcount. The total number of employees impacted by the furlough and workforce reduction represented approximately 12% of our workforce. A portion of those furloughed have since returned to work.
The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot currently predict with certainty the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted. Our top priority is to protect our employees and their families, as well as our vendors and clients. We continue to take precautionary measures as directed by health authorities and local and national governments. Given the dynamic nature of these circumstances, the duration of business disruption and reduced revenues and payment volume, the related financial effect cannot be reasonably estimated at this time but is expected to materially adversely impact our business for the 2021 fiscal year.
There could be material changes to estimates as a result of ongoing COVID-19 developments in future periods. Actual results could differ from those estimates. See “Item 1A. Risk Factors—The COVID-19 pandemic is significantly affecting our operations, business and financial condition, and our liquidity could also be negatively impacted, particularly if the U.S. economy remains unstable for a significant amount of time”.
At September 30, 2020, we had $15.6 million of cash and cash equivalents and $275.0 million of available capacity under our Senior Secured Credit Facility (as defined in the “Senior Secured Credit Facility” subsection within the “Liquidity and Capital Resources” section below), subject to our financial covenants. Our liquidity profile reflects our completed offering in February 2020 of an aggregate principal amount of $138.0 million in 1.0% Exchangeable Senior Notes due 2025, with substantially all the proceeds being used to pay down outstanding borrowings under our Senior Secured Credit Facility. As of September 30, 2020, $117.0 million of the original aggregate principal amount of $138.0 million was outstanding. As of September 30, 2020, we were in compliance with these covenants with a consolidated interest coverage ratio, total leverage ratio and consolidated senior leverage ratio of 6.71x, 2.59x and 0.0x, respectively. For additional information about our Senior Secured Credit Facility and Exchangeable Notes, see the section entitled “Liquidity and Capital Resources” below.
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
Acquisitions subsequent to September 30, 2020
Subsequent to September 30, 2020, we completed the acquisition of four businesses. The first acquisition is within the Company’s Public Sector vertical and provides software services to public safety and law enforcement customers. The second acquisition is within the Company’s Healthcare vertical and offers medical billing and other software. The third acquisition offers proprietary technology that will augment the Company’s existing platform across several verticals. The final acquisition sells a combination of proprietary and third-party software, which eliminates paper-based systems by creating integrated electronic workflows for courts and government agencies. Total purchase consideration included $59.6 million in cash and revolving line of credit proceeds, and an amount of contingent consideration, which is still being valued.

Acquisitions during the year ended September 30, 2020
During the year ended September 30, 2020, we completed the acquisitions of three unrelated businesses. Two expand our geographic reach and software capabilities in the public sector vertical. The other adds text-to-pay capabilities and other software solutions in our non-profit vertical. Total purchase consideration was $32.6 million, including $27.9 million in revolving credit facility proceeds and $4.7 million of contingent consideration.
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
During the year ended September 30, 2019, we also completed the acquisitions of additional businesses. These acquisitions expanded the Company's merchant base. Total net purchase consideration for these businesses was $98.9 million, which included $89.2 million of cash consideration funded with proceeds from our revolving credit facility and $9.7 million of contingent cash consideration.
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
Interchange and network fees. Interchange and network fees consist primarily of pass-through fees that make up a portion of discount fee revenue. These include assessment fees payable to card associations, which are a percentage of the processing volume we generate from Visa and Mastercard. Upon our adoption of ASC 606 on October 1, 2019, these fees are presented net within revenue.
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

Interest expense, net. Our interest expense consists of interest on our outstanding indebtedness under our Senior Secured Credit Facility and Exchangeable Notes, and amortization of debt discount and issuance costs.
How We Assess Our Business
Merchant Services
Our Merchant Services segment provides comprehensive payment solutions to businesses and organizations. Our Merchant Services segment includes third-party integrated payment solutions as well as merchant of record payment services across our strategic vertical markets.
Proprietary Software and Payments
Our Proprietary Software and Payments segment delivers solutions, including embedded payments, to our clients through company-owned software. Payments are delivered through both the payment facilitator model and the merchant of record processing model. We have Proprietary Software and Payments clients across all of our strategic vertical markets.
Other
Our Other category includes corporate overhead expenses, when presenting reportable segment information.
Effective July 1, 2020, we realigned one component from the Proprietary Software and Payments segment to the Merchant Services segment. Prior periods have been retroactively adjusted to reflect the Company's current segment presentation. For additional information on our segments, see Note 16 to our consolidated financial statements.
Key Operating Metrics
We evaluate our performance through key operating metrics, including:
•the dollar volume of payments our clients process through us (“payment volume”);
•the portion of our payment volume that is produced by integrated transactions; and
•period-to-period payment volume attrition.
Our payment volume for the years ended September 30, 2020 and 2019 was $14.4 billion and $13.1 billion, respectively, representing a period-to-period growth rate of 9%. Our payment volume for the second half of the year ended September 30, 2020 was adversely impacted by deteriorating economic conditions as a result of the impacts of the COVID-19 pandemic. Our payment volume was $0.8 billion, $1.0 billion, $1.2 billion, $1.2 billion, $1.5 billion and $1.3 billion for the months of April, May, June, July, August and September 2020, respectively. We focus on volume, because it is a reflection of the scale and economic activity of our client base and because a significant part of our revenue is derived as a percentage of our clients’ dollar volume receipts. Payment volume reflects the addition of new clients and same store payment volume growth of existing clients, partially offset by client attrition during the period.
Integrated payments represents payment transactions that are generated in situations where payment technology is embedded within our own proprietary software, a client’s software or critical business process. We evaluate the portion of our payment volume that is produced by integrated transactions because we believe the convergence of software and payments is a significant trend impacting our industry. We believe integrated payments create stronger client relationships with higher payment volume retention and growth. Integrated payments grew to 55% of our payment volume for the year ended September 30, 2020 from 50% for the year ended September 30, 2019.
We measure period-to-period payment volume attrition as the change in card-based payment volume for all clients that were processing with us for the same period in the prior year. We exclude from our calculations payment volume from new clients added during the period. We experience attrition in payment volume as a result of several factors, including business closures, transfers of clients’ accounts to our competitors and account closures that we initiate due to heightened credit risks. During the year ended September 30, 2020, our average net volume attrition per month remained below 2%.

Results of Operations
Year Ended September 30, 2020 Compared to Year Ended September 30, 2019
The following table presents our historical results of operations for the periods indicated:

	Year ended September 30,		Change
(in thousands)	2020	2019	Amount	%

Revenue	$150,134	$376,307	$(226,173)	(60.1)%

Operating expenses
Interchange and network fees(1)		242,867	(242,867)	n/m
Other costs of services	47,230	44,237	2,993	6.8%
Selling general and administrative	78,323	62,860	15,463	24.6%
Depreciation and amortization	18,217	16,564	1,653	10.0%
Change in fair value of contingent consideration	(1,409)	3,389	(4,798)	(141.6)%
Total operating expenses	142,361	369,917	(227,556)	(61.5)%

Income from operations	7,773	6,390	1,383	21.6%

Other expenses
Interest expense, net	8,926	6,004	2,922	48.7%
Other expense	2,621	—	2,621	n/m
Total other expenses	11,547	6,004	5,543	92.3%

(Loss) income before income taxes	(3,774)	386	(4,160)	(1,077.7)%

Benefit from income taxes	(2,795)	(177)	(2,618)	1,479.1%

Net (loss) income	(979)	563	(1,542)	n/m

Net (loss) income attributable to non-controlling interest	(560)	3,608	(4,168)	n/m
Net loss attributable to i3 Verticals, Inc.	$(419)	$(3,045)	$2,626	n/m
n/m = not meaningful
__________________________
1.Effective October 1, 2019, our revenues are presented net of interchange and network fees in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. See Note 2 to our consolidated financial statements for a description of the recently adopted accounting pronouncement.
Revenue
Revenue decreased $226.2 million, or 60.1%, to $150.1 million for the year ended September 30, 2020 from $376.3 million for the year ended September 30, 2019. This decrease was driven by the adoption of ASC 606 effective October 1, 2019, which resulted in our revenues being presented net of interchange and network fees prospectively. This change in presentation affected our reported revenues and operating expenses for the year ended September 30, 2020 by the same amount and had no effect on our income from operations. Our revenue in the month of March 2020 and in the second half of the year ended September 30, 2020 was also negatively impacted an overall reduction in consumer spending as a result of the COVID-19 pandemic.

Revenue without the effect of the adoption of ASC 606 increased $17.9 million, or 4.8%, to $394.2 million for the year ended September 30, 2020 from $376.3 million for the year ended September 30, 2019. This increase was principally driven by acquisitions completed during the 2020 and 2019 fiscal years. These acquisitions contributed an incremental $42.2 million, net of inter-segment eliminations, to our revenue for the year ended September 30, 2020. Excluding revenues from these acquisitions, revenue without the adoption of ASC 606 decreased $24.3 million, principally driven by the impact of the COVID-19 pandemic.
Without the effect of the adoption of ASC 606, revenue related to a subset of merchant contracts purchased in 2014 and 2017 (“Purchased Portfolios”), which have a higher rate of revenue attrition and payment volume attrition than the rest of our business, decreased $3.8 million, or 30.5%, to $8.6 million for the year ended September 30, 2020 from $12.4 million for the year ended September 30, 2019. Excluding revenues from the Purchased Portfolios and the effect of the adoption of ASC 606, revenue grew $21.7 million, or 6.0%, to $385.6 million for the year ended September 30, 2020 from $363.9 million for the year ended September 30, 2019.
Without the effect of the adoption of ASC 606, revenue within Merchant Services decreased $1.0 million, or 0.3%, to $338.0 million for the year ended September 30, 2020 from $339.0 million for the year ended September 30, 2019. This decrease was principally driven by a decrease in other revenue of $5.4 million, partially offset by an increase in payments revenue of $4.5 million for the year ended September 30, 2020. The overall decreases in other revenue was related to the COVID-19 pandemic, offset by increases in payments revenue primarily due to the incremental impact of acquisitions completed during the 2019 fiscal year.
Without the effect of the adoption of ASC 606, revenue within Proprietary Software and Payments increased $20.7 million, or 55.3%, to $58.0 million for the year ended September 30, 2020 from $37.3 million for the year ended September 30, 2019. This increase was principally driven by an increase in other revenue of $16.6 million for the year ended September 30, 2020, driven by software and related services. In addition, payments revenue increased $4.1 million for the year ended September 30, 2020, driven by increases in payment volume. These increases in Proprietary Software and Payments revenue were primarily due to the incremental impact of acquisitions completed during the 2020 and 2019 fiscal years, despite overall decreases in other revenue related to the COVID-19 pandemic.
Payment volume increased $1.2 billion, or 9.4%, to $14.4 billion for the year ended September 30, 2020 from $13.1 billion for the year ended September 30, 2019. This increase was principally driven by acquisitions completed during the 2020 and 2019 fiscal years and organic growth prior to the COVID-19 pandemic.
Interchange and Network Fees
Interchange and network fees decreased $242.9 million, or 100.0%, to $0.0 million for the year ended September 30, 2020 from $242.9 million for the year ended September 30, 2019. This decrease was driven by the adoption of ASC 606 effective October 1, 2019, which resulted in our revenues being presented net of interchange and network fees prospectively. This change in presentation affected our reported revenues and operating expenses for the year ended September 30, 2020 by the same amount and had no effect on our income from operations.
Interchange and network fees without the effect of the adoption of ASC 606 increased $1.2 million, or 0.5%, to $244.1 million for the year ended September 30, 2020 from $242.9 million for the year ended September 30, 2019. Acquisitions completed during the 2020 and 2019 fiscal years contributed an incremental $14.1 million to our interchange and network fees for the year ended September 30, 2020. Excluding interchange and network fees from these acquisitions, interchange and network fees without the adoption of ASC 606 decreased $12.8 million, principally driven by the impact of the COVID-19 pandemic.
Without the effect of the adoption of ASC 606, interchange and network fees related to the Purchased Portfolios decreased $1.7 million, or 26.7%, to $4.5 million for the year ended September 30, 2020 from $6.2 million for the year ended September 30, 2019. Excluding interchange and network fees from these Purchased Portfolios and the effect of the adoption of ASC 606, interchange and network fees grew $2.9 million, or 1.2%, to $239.6 million for the year ended September 30, 2020 from $236.7 million for the year ended September 30, 2019.

Without the effect of the adoption of ASC 606, interchange and network fees within Merchant Services increased $0.9 million, or 0.4%, to $237.1 million for the year ended September 30, 2020 from $236.2 million for the year ended September 30, 2019. Without the effect of the adoption of ASC 606, interchange and network fees within Proprietary Software and Payments increased $0.3 million or 5.2%, to $7.0 million for the year ended September 30, 2020 from $6.7 million for the year ended September 30, 2019.
Other Costs of Services
Other costs of services increased $3.0 million, or 6.8%, to $47.2 million for the year ended September 30, 2020 from $44.2 million for the year ended September 30, 2019. Acquisitions completed during the 2020 and 2019 fiscal years contributed an incremental $6.3 million, net of inter-segment eliminations, to our other costs of services for the year ended September 30, 2020.
Other costs of services within Merchant Services increased $2.5 million, or 5.9%, to $43.9 million for the year ended September 30, 2020 from $41.5 million for the year ended September 30, 2019.
Other costs of services within Proprietary Software and Payments increased $2.3 million, or 83.9%, to $5.1 million for the year ended September 30, 2020 from $2.8 million for the year ended September 30, 2019. This increase was primarily driven by acquisitions completed during the 2020 and 2019 fiscal years, which contributed an incremental $2.0 million, net of inter-segment eliminations, to our other costs of services within Proprietary Software and Payments for the year ended September 30, 2020.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $15.5 million, or 24.6%, to $78.3 million for the year ended September 30, 2020 from $62.9 million for the year ended September 30, 2019. This increase was principally driven by a $12.3 million increase in employment expense, primarily resulting from an increase in headcount that resulted from acquisitions and an increase in stock compensation expense. The majority of the remaining increase was comprised of increases in software and technological services of $1.0 million and professional services and insurance of $0.6 million, partially offset by decreases in travel expenses of $0.9 million.
Depreciation and Amortization
Depreciation and amortization increased $1.7 million, or 10.0%, to $18.2 million for the year ended September 30, 2020 from $16.6 million for the year ended September 30, 2019. Amortization expense increased $1.0 million to $16.4 million for the year ended September 30, 2020 from $15.4 million for the year ended September 30, 2019 primarily due to greater amortization expense resulting from acquisitions completed during the 2020 and 2019 fiscal years. Depreciation expense increased $0.6 million to $1.8 million for the year ended September 30, 2020 from $1.2 million for the year ended September 30, 2019.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a benefit of $1.4 million for the year ended September 30, 2020 due to some of our acquisitions achieving lower performance as a result of the COVID-19 pandemic. The change in fair value of contingent consideration for the year ended September 30, 2019 was a charge of $3.4 million.
Interest Expense, net
Interest expense, net, increased $2.9 million, or 48.7%, to $8.9 million for the year ended September 30, 2020 from $6.0 million for the year ended September 30, 2019. The increase is driven by the amortization of the debt discount, which was the difference between the principal amount of the Exchangeable Notes and the liability component, recorded in connection with the issuance of the Exchangeable Notes. We recorded $2.9 million in interest expense related to the amortization of the debt discount during the year ended September 30, 2020. The increase also reflected a higher average outstanding debt balance, but was offset by a lower weighted average interest rate for the year ended September 30, 2020 as compared to the year ended September 30, 2019.

Other expense
Other expense was $2.6 million for the year ended September 30, 2020, primarily relating to a loss on retirement of debt due to the carrying value exceeding the fair value of the repurchased portion of the Exchangeable Notes at the dates of repurchases. There was no other expense for the year ended September 30, 2019.
Provision for Income Taxes
The provision for income taxes decreased to a benefit of $2.8 million for the year ended September 30, 2020 from a benefit of $0.2 million for the year ended September 30, 2019. As described in Note 2 to our consolidated financial statements, we had a $2.7 million reduction in the valuation allowance on the deferred tax asset related to our investment in partnership and a corresponding increase in the benefit from income taxes in the year ended September 30, 2020. Our effective tax rate was 74% for the year ended September 30, 2020. Our effective tax rate differs from the federal statutory rate due to the reduction in the valuation allowance on the investment in partnership. i3 Verticals, Inc. is subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.
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
Revenue within Merchant Services increased $35.3 million, or 11.6%, to $339.0 million for the year ended September 30, 2019 from $303.7 million for the year ended September 30, 2018. This increase was principally driven by acquisitions completed during the 2019 and 2018 fiscal years. These acquisitions contributed an incremental $24.7 million of our revenue within Merchant Services for the year ended September 30, 2019. The remaining $10.6 million of increased revenue was due primarily to an increase in payment volume.
Revenue within Proprietary Software and Payments increased $17.5 million or 88.4%, to $37.3 million for the year ended September 30, 2019 from $19.8 million for the year ended September 30, 2018. This increase was partially driven by acquisitions completed during the 2019 and 2018 fiscal years. These acquisitions contributed an incremental $16.6 million of our revenue within Proprietary Software and Payments for the year ended September 30, 2019. The remaining $1.0 million of increased revenue was due primarily to an increase in payment volume.
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
Interchange and network fees within Merchant Services increased $26.5 million, or 12.6%, to $236.2 million for the year ended September 30, 2019 from $209.7 million for the year ended September 30, 2018. Interchange and network fees within Proprietary Software and Payments increased $1.9 million or 38.4%, to $6.7 million for the year ended September 30, 2019 from $4.8 million for the year ended September 30, 2018.
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

Other costs of services within Merchant Services increased $2.9 million, or 7.6%, to $41.5 million for the year ended September 30, 2019 from $38.6 million for the year ended September 30, 2018.
Other costs of services within Proprietary Software and Payments increased $1.0 million, or 57.0%, to $2.8 million for the year ended September 30, 2019 from $1.8 million for the year ended September 30, 2018.
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

Seasonality
We have experienced in the past, and may continue to experience, seasonal fluctuations in our revenues as a result of consumer and business spending patterns. Revenues during the first quarter of the calendar year, which is our second fiscal quarter, tend to decrease in comparison to the remaining three quarters of the calendar year on a same store basis. This decrease is due to the relatively higher number and amount of electronic payment transactions related to seasonal retail events, such as holiday and vacation spending in their second, third and fourth quarters of the calendar year. The number of business days in a month or quarter also may affect seasonal fluctuations. Revenue in our education vertical fluctuates with the school calendar. Revenue for our education customers is strongest in August, September, October, January and February, at the start of each semester, and generally weakens throughout the semester, with little revenue in the summer months of June and July. Operating expenses show less seasonal fluctuation, with the result that net income is subject to the same seasonal factors as our revenues. The growth in our business may have partially overshadowed seasonal trends to date, and seasonal impacts on our business may be more pronounced in the future. Furthermore, we are not able to predict the impact that the COVID-19 pandemic may have on the seasonality of our business.
Liquidity and Capital Resources
We have historically financed our operations (not including investments and acquisitions) and working capital through net cash from operating activities. As of September 30, 2020, we had $15.6 million of cash and cash equivalents and available borrowing capacity of $275.0 million under our Senior Secured Credit Facility, subject to the financial covenants. We usually minimize cash balances by making payments on our revolving credit facility to minimize borrowings and interest expense. As of September 30, 2020, we had borrowings outstanding of $0.0 million under the Senior Secured Credit Facility.
Our primary cash needs are to fund working capital requirements, invest in our technology infrastructure, fund acquisitions and related contingent consideration, make scheduled principal and interest payments on our outstanding indebtedness and pay tax distributions to members. We historically have had positive cash flow provided by operations. Our plan for capital expenditures and future acquisitions for the upcoming fiscal year are consistently being re-evaluated as we navigate through the economic impact related to the COVID-19 pandemic. We will assess our plans for acquisition opportunities against our cash availability during the crisis to make the most strategic decisions for our business. We have the ability to pause or terminate much of our anticipated acquisition program should our financial position require it. We currently expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under the Senior Secured Credit Facility will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for at least the next twelve months.
On April 3, 2020, we announced certain proactive actions in response to the significant uncertainty around the severity and duration of the COVID-19 pandemic, which included temporarily furloughing a portion of our employees and a workforce reduction program that included the elimination of certain positions as well as a general reduction in headcount. The total number of employees impacted by the furlough and workforce reduction represented approximately 12% of our workforce. A portion of those furloughed have since returned to work.
Our liquidity profile reflects our completed offering in February 2020 of an aggregate principal amount of $138.0 million in 1.0% Exchangeable Senior Notes due 2025, with substantially all the proceeds being used to pay down outstanding borrowings under our Senior Secured Credit Facility, as well as our September 2020 Public Offering as described below under the heading “Follow-on Offerings”. During the year ended September 30, 2020, we repurchased $21.0 million in aggregate principal amount of the Exchangeable Notes for an aggregate purchase price of approximately $17.4 million. We recorded a loss on retirement of debt of $2.3 million due to the carrying value exceeding the fair value of the repurchased portion of the Exchangeable Notes at the dates of repurchases. We may elect from time to time to purchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities law and other factors.
As amended on February 18, 2020 in connection with our offering of Exchangeable Notes, our Senior Secured Credit Facility requires us to maintain a consolidated interest coverage ratio not less than 3.00 to 1.00, a total leverage ratio not exceeding 5.00 to 1.00 and a consolidated senior secured leverage ratio not exceeding 3.25 to 1.00, provided that for each of the four fiscal quarters immediately following a qualified acquisition, the total leverage ratio and the consolidated senior secured leverage ratio would increase by up to 0.25, subject to certain limitations. As of September 30, 2020, we were in compliance with these covenants with a consolidated interest coverage ratio, total leverage ratio and consolidated senior leverage ratio of 6.71x, 2.59x and 0.0x, respectively. Although we believe our liquidity position remains strong, there can be no assurance that we will be able to raise additional funds, in the form of debt or equity, or to amend our Senior Secured Credit Facility on terms acceptable to us, if at all, even if we determined such actions were necessary in the future.
Any material adverse change in client demand and our ability to retain clients, competitive market forces, or uncertainties caused by the COVID-19 pandemic, as well as other factors listed under the heading “Note Regarding Forward-looking Statements,” and in our risk factors included herein could affect our ability to continue to fund our liquidity needs from business operations.
Cash Flows
The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.
Year Ended September 30, 2020 Compared to Year Ended September 30, 2019

	Year ended September 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$23,720	$26,597
Net cash used in investing activities	$(35,431)	$(143,728)
Net cash provided by financing activities	$29,112	$119,094
Cash Flow from Operating Activities
Net cash provided by operating activities decreased $2.9 million to $23.7 million for the year ended September 30, 2020 from $26.6 million for the year ended September 30, 2019. The decrease in net cash provided by operating activities included a decrease of $1.5 million in net income for the year ended September 30, 2020, comparatively lower increases in liabilities for non-cash contingent consideration of $4.8 million and an increase in the benefit from deferred taxes of $2.6 million. The decrease in net cash provided by operating activities was partially offset by adjustments to net income including increases to equity-based compensation of $4.3 million, amortization of the debt discount and issuance costs expense of $3.0 million and loss on the repurchase of Exchangeable Notes of $2.3 million. Operating assets and liabilities decreased $5.7 million, primarily driven by a $3.5 million decrease in contingent consideration paid in excess of original estimates, a $3.5 million increase in accounts receivable and a $2.0 million decrease in deferred revenue, partially offset by a $2.0 million increase in accounts payable and a $1.2 million decrease in other assets for the year ended September 30, 2020 compared to the year ended September 30, 2019.
Cash Flow from Investing Activities
Net cash used in investing activities decreased $108.3 million to $35.4 million for the year ended September 30, 2020 from $143.7 million for the year ended September 30, 2019. The decrease in net cash used in investing activities was primarily driven by a decrease of $109.3 million in cash used in acquisitions, net of cash acquired, and a decrease of $1.8 million in purchases of merchant portfolios and residual buyouts. These decreases were partially offset by an increase of $2.1 million in expenditures for property and equipment and $0.7 million in expenditures for capitalized software for the year ended September 30, 2020 compared to the year ended September 30, 2019.

Cash Flow from Financing Activities
Net cash provided by financing activities decreased $90.0 million to $29.1 million for the year ended September 30, 2020 from $119.1 million for the year ended September 30, 2019. The decrease in net cash provided by financing activities was primarily the result of an increase in payments on the revolving credit facility of $261.4 million, payments for purchases of exchangeable senior note hedges of $28.7 million and payments for the repurchase of Exchangeable Notes of $17.4 million during the year ended September 30, 2020, a decrease in proceeds from issuance of Class A common stock sold in public offerings of $28.8 million, a decrease in proceeds from the revolving credit facility of $16.4 million and an increase in payments of debt issuance costs of $5.1 million for the year ended September 30, 2020 compared to the year ended September 30, 2019. The decrease in cash provided by financing activities is partially offset by proceeds from borrowings on exchangeable notes of $138.0 million and proceeds from the issuance of warrants of $14.7 million during the year ended September 30, 2020, as well as a decrease in payments for Common Units in i3 Verticals, LLC from certain Continuing Equity Owners in connection with public offerings of $79.1 million, a decrease in payments of notes payable to banks of $35.0 million and a decrease in payments for required distributions to members for tax obligations of $2.1 million for the year ended September 30, 2020 from the year ended September 30, 2019.
Year Ended September 30, 2019 Compared to Year Ended September 30, 2018
For a discussion of the cash flows for the year ended September 30, 2019 compared to the year ended September 30, 2018, refer to Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, which was filed with the Securities and Exchange Commission on November 22, 2019.
Senior Secured Credit Facility
On May 9, 2019, we replaced our then existing credit facility (the “2017 Senior Secured Credit Facility”) with a new Amended and Restated Credit Agreement with the guarantors and lenders party thereto and Bank of America, N.A., as administrative agent (the “Senior Secured Credit Facility”). For a discussion of our existing 2017 Senior Secured Credit Facility, which consisted of $40.0 million in term loans and a $110.0 million revolving line of credit, please refer to Note 9 to the accompanying consolidated financial statements in this Annual Report on Form 10-K. The Senior Secured Credit Facility, as amended on February 18, 2020 in connection with our offering of Exchangeable Notes, provides for aggregate commitments of $275.0 million in the form of a senior secured revolving credit facility.
The Senior Secured Credit Facility provides that we have the right to seek additional commitments to provide additional term loan facilities or additional revolving credit commitments in an aggregate principal amount up to $50.0 million so long as, among other things, after giving pro forma effect to the incurrence of such additional borrowings and any related transactions, our consolidated interest coverage ratio would not be less than 3.00 to 1.00, our total leverage ratio would not exceed 5.00 to 1.00 and our consolidated senior leverage ratio would not exceed 3.25 to 1.00, provided that for each of the four fiscal quarters immediately following a qualified acquisition, the total leverage ratio and the consolidated senior secured leverage ratio would increase by up to 0.25, subject to certain limitations.
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
In addition to paying interest on outstanding principal under the Senior Secured Credit Facility, we will be required to pay a commitment fee equal to the product of between 0.15% and 0.30% (the applicable percentage depending on our consolidated total leverage ratio as reflected in the schedule above) times the actual daily amount by which $275.0 million exceeds the total amount outstanding under the Senior Secured Credit Facility and available to be drawn under all outstanding letters of credit.
We will be permitted to voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans under the Senior Secured Credit Facility, whether such amounts are issued under the Senior Secured Credit Facility or under the additional term loan facilities or additional revolving credit facilities, at any time without premium or penalty.
In addition, if the total amount borrowed under the Senior Secured Credit Facility exceeds $275.0 million at any time, the Senior Secured Credit Facility requires us to prepay such excess outstanding amounts.
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
As of September 30, 2020, we were in compliance with these covenants with a consolidated interest coverage ratio, total leverage ratio and consolidated senior leverage ratio of 6.71x, 2.59x and 0.0x, respectively.
Follow-on Offerings
On June 10, 2019, we completed the June 2019 Secondary Public Offering of 5,165,527 shares of our Class A common stock, at a public offering price of $22.75 per share, which included a full exercise of the underwriters' option to purchase 673,764 additional shares of Class A common stock from us. We received approximately $111.6 million of net proceeds, after deducting underwriting discounts and commissions, but before offering expenses. We used the net proceeds to purchase (1) 1,000,000 Common Units directly from i3 Verticals, LLC, and (2) 4,165,527 Common Units (including 673,764 Common Units due to the exercise of the underwriters' option to purchase additional shares in full) and an equivalent number of Class B common stock (which shares were then canceled) from certain Continuing Equity Owners, in each case at a price per Common Unit equal to the price per share paid by the underwriters for shares of our Class A common stock in the offering. i3 Verticals, LLC received $20.9 million in net proceeds from the sale of Common Units to us, which we used to repay outstanding indebtedness. In connection with this offering, we recognized an additional deferred tax asset of $26.2 million related to the Tax Receivable Agreement and a corresponding liability of $22.2 million.
On September 15, 2020, we completed a public offering (the “September 2020 Public Offering”) of 3,737,500 shares of our Class A common stock, at a public offering price of $23.50 per share, which included a full exercise of the underwriters' option to purchase 487,500 additional shares of Class A common stock from us. We received approximately $83.4 million of net proceeds, after deducting underwriting discounts and commissions, but before offering expenses. We used the net proceeds to purchase (1) 3,250,000 Common Units directly from i3 Verticals, LLC, and (2) 487,500 Common Units pursuant to the exercise of the underwriters' option to purchase additional shares in full and an equivalent number of Class B common stock (which shares were then canceled) from certain Continuing Equity Owners, in each case at a price per Common Unit equal to the price per share paid by the underwriters for shares of our Class A common stock in the offering. i3 Verticals, LLC received $72.0 million in net proceeds from the sale of Common Units to the Company, which we used to repay outstanding indebtedness. In connection with this offering, we recognized an additional deferred tax asset of $3.0 million related to the Tax Receivable Agreement and a corresponding liability of $2.5 million.
Exchangeable Notes
On February 18, 2020, i3 Verticals, LLC issued $138.0 million aggregate principal amount of its 1.0% Exchangeable Senior Notes due February 15, 2025. The Exchangeable Notes bear interest at a fixed rate of 1.0% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. The Exchangeable Notes are exchangeable on the terms set forth in the Indenture into cash, shares of Class A common stock, or a combination thereof, at i3 Verticals, LLC’s election. The Exchangeable Notes mature on February 15, 2025, unless earlier exchanged, redeemed or repurchased. We received approximately $132.8 million in net proceeds from the sale of the Exchangeable Notes, as determined by deducting estimated offering expenses paid to third-parties from the aggregate principal amount. i3 Verticals, LLC used a portion of the net proceeds of the Exchangeable Notes offering to pay down outstanding borrowings under the Senior Secured Credit Facility in connection with the effectiveness of the operative provisions of the Amendment and to pay the cost of the note hedge transactions.

Contractual Obligations
The following table summarizes our contractual obligations and commitments as of September 30, 2020 related to leases and borrowings:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(in thousands)
Processing minimums(1)	$9,247	$3,334	$5,463	$450	$—
Facility leases	10,877	2,726	4,493	2,437	1,221
Loan to third party sales organization(2)	3,500	3,500	—	—	—
Senior Secured Credit Facility and related interest(3)	2,976	825	1,650	501	—
Exchangeable Notes and related interest(4)	122,119	1,170	2,340	118,609	—
Contingent consideration(5)	13,034	10,062	2,972	—	—
Total	$161,753	$21,617	$16,918	$121,997	$1,221
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
3.We estimated interest payments through the maturity of our Senior Secured Credit Facility by applying the interest rate of 4.50% in effect on the outstanding balance as of September 30, 2020, plus the unused fee rate of 0.30% in effect as of September 30, 2020.
4.We calculated interest payments through the maturity of our Exchangeable Notes by applying the coupon interest rate of 1.00% on the principal balance as of September 30, 2020 of $138.0 million.
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

As of September 30, 2020, the total amount due under the Tax Receivable Agreement was $27.6 million, and payments to the Continuing Equity Owners related to exchanges through September 30, 2020 will range from approximately $0 to $2.5 million per year and are expected to be paid over the next 25 years. The amounts recorded as of September 30, 2020, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.
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
The operating results of an acquisition are included in our consolidated statements of operations from the date of such acquisition. Acquisitions completed during the year ended September 30, 2020 contributed $1.3 million and $0.3 million of revenue and net income, respectively, to the results in the consolidated statements of operations for the year then ended.

Goodwill
In accordance with ASC 350, Intangibles—Goodwill and Other, we test goodwill for impairment for each reporting unit on an annual basis in the fourth quarter, or when events or circumstances indicate the fair value of a reporting unit is below its carrying value.
Our goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. The goodwill generated from the business combinations is primarily related to the value placed on the employee workforce and expected synergies. Judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred. Such changes may include, among others, a significant decline in expected future cash flows, a significant adverse change in the business climate, and unforeseen competition. No goodwill impairment charges were recognized during the years ended September 30, 2020 and 2019.
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
As of our goodwill impairment test date for the year ended September 30, 2020, we have determined that we have five reporting units as of the date of the most recent annual good impairment test. For each of the years ended September 30, 2020 and 2019, we performed a quantitative assessment for each reporting unit. We determined that none of the reporting units were impaired and fair values of all of our reporting units substantially exceeded their carrying values at the assessment date.
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
Under GAAP, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We report a liability for unrecognized tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits as part of income tax expense. See additional discussion in Note 10.
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
Revenue Recognition and Deferred Revenue
For the year ended September 30, 2020, revenue is recognized as each performance obligation is satisfied, in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). We accrue for rights of refund, processing errors or penalties, or other related allowances based on historical experience. We utilized the portfolio approach practical expedient within ASC 606-10-10-4 Revenue from Contracts with Customers—Objectives and the significant financing component practical expedient within ASC 606-10-32-18 Revenue from Contracts with Customers—The Existence of a Significant Financing Component in the Contract in performing the analysis. We adopted ASC 606 on October 1, 2019, using the modified retrospective method and applying the standard to all contracts not completed on the date of adoption. Results for the reporting period beginning October 1, 2019 are presented under ASC 606, while prior period amounts continue to be reported in accordance with our historic accounting practices under previous guidance.
The majority of our revenue for the years ended September 30, 2020, 2019 and 2018 is derived from volume-based payment processing fees (“discount fees”) and other related fixed transaction or service fees. The remainder is comprised of sales of software licensing subscriptions, ongoing support, and other POS-related solutions we provide to our clients directly and through its processing bank relationships.
Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed or a specified per transaction amount, depending on the card type. We frequently enter into agreements with clients under which the client engages us to provide both payment authorization services and transaction settlement services for all of the cardholder transactions of the client, regardless of which issuing bank and card network to which the transaction relates. Our core performance obligations are to stand ready to provide continuous access to our payment authorization services and transaction settlement services in order to be able to process as many transactions as our clients require on a daily basis over the contract term. These services are stand ready obligations, as the timing and quantity of transactions to be processed is not determinable. Under a stand-ready obligation, our performance obligation is defined by each time increment rather than by the underlying activities satisfied over time based on days elapsed. Because the service of standing ready is substantially the same each day and has the same pattern of transfer to the client, we have determined that our stand-ready performance obligation comprises a series of distinct days of service. Discount fees are recognized each day based on the volume or transaction count at the time the merchants’ transactions are processed.
We follow the requirements of ASC 606-10-55 Revenue from Contracts with Customers—Principal versus Agent Considerations, which states that the determination of whether a company should recognize revenue based on the gross amount billed to a client or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement. The determination of gross versus net recognition of revenue requires judgment that depends on whether we control the good or service before it is transferred to the merchant or whether we are acting as an agent of a third party. The assessment is provided separately for each performance obligation identified. Under our agreements, we incur interchange and network pass-through charges from the third-party card issuers and card networks, respectively, related to the provision of payment authorization services. We have determined that we are acting as an agent with respect to these payment authorization services, based on the following factors: (1) we have no discretion over which card issuing bank will be used to process a transaction and are unable to direct the activity of the merchant to another card issuing bank, and (2) interchange and card network rates are pre-established by the card issuers or card networks, and we have no latitude in determining these fees. Therefore, revenue allocated to the payment authorization performance obligation is presented net of interchange and card network fees paid to the card issuing banks and card networks, respectively, for the year ended September 30, 2020, subsequent to the adoption of ASC 606.
With regards to our discount fees, generally, where we have control over merchant pricing, merchant portability, credit risk and ultimate responsibility for the merchant relationship, revenues are reported at the time of sale equal to the full amount of the discount charged to the merchant, less interchange and network fees.

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
Revenues from sales of our software are recognized when the related performance obligations are satisfied. Sales of software licenses are categorized into one of two categories of intellectual property in accordance with ASC 606, functional or symbolic. The key distinction is whether the license represents a right to use (functional) or a right to access (symbolic) intellectual property. We generate sales of one-time software licenses, which is functional intellectual property. Revenue from functional intellectual property is recognized at a point in time, when delivered to the client. We also offer access to our software under software-as-a-service (“SaaS”) arrangements, which represent services arrangements. Revenue from SaaS arrangements is recognized over time, over the term of the agreement.
Arrangements may contain multiple performance obligations, such as payment authorization services, transaction settlement services, hardware, software products, maintenance, and professional installation and training services. Revenues are allocated to each performance obligation based on the standalone selling price of each good or service. The selling price for a deliverable is based on standalone selling price, if available, the adjusted market assessment approach, estimated cost plus margin approach, or residual approach. We establish estimated selling price, based on the judgment of our management, considering internal factors such as margin objectives, pricing practices and controls, client segment pricing strategies and the product life cycle. In arrangements with multiple performance obligations, we determine allocation of the transaction price at inception of the arrangement and use the standalone selling prices for the majority of our revenue recognition.
Revenues from sales of our combined hardware and software element are recognized when each performance obligation has been satisfied which has been determined to be upon the delivery of the product. Revenues derived from service fees are recognized at the time the services are performed and there are no further performance obligations. Our professional services, including training, installation, and repair services are recognized as revenue as these services are performed.
Deferred revenue represents amounts billed to clients for services contracts. Payment is typically collected at the start of the contract term. The initial prepaid contract agreement balance is deferred. The balance is then recognized as the services are provided over the contract term. Deferred revenue that is expected to be recognized as revenue within one year is recorded as short-term deferred revenue and the remaining portion is recorded as other long-term liabilities in the consolidated balance sheets. The terms for most of our contracts with a deferred revenue component are one year. Substantially all of our deferred revenue is anticipated to be recognized within the next year.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, the value of purchase consideration paid and identifiable assets acquired and assumed in acquisitions, goodwill and intangible asset impairment review, warrant valuation, revenue recognition for contracts with multiple performance obligations, loss reserves, assumptions used in the calculation of equity-based compensation and in the calculation of income taxes, and certain tax assets and liabilities as well as the related valuation allowances. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. The impact of the COVID-19 pandemic on certain of our estimates, including goodwill and intangible assets, is uncertain at this time. If general economic conditions continue to deteriorate or remain uncertain for an extended period of time, the trading price of our common stock, which has already declined in recent months, could decline further. If the stock price continues to be depressed or decreases further, it may cause a triggering event for impairment testing of fair-valued assets, including goodwill and intangible assets.
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
The change in fair value of the warrant liabilities was an increase of $8.5 million for the year ended September 30, 2018.
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
Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any off-balance sheet financing arrangements.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of September 30, 2020, the Senior Secured Credit Facility, as amended on February 18, 2020 in connection with our offering of Exchangeable Notes, consists of a $275.0 million revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to $50.0 million in the aggregate (subject to the receipt of additional commitments for any such incremental loan amounts).
The Senior Secured Credit Facility accrues interest at LIBOR (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) plus an applicable margin of 2.25% to 3.25% (3.25% as of September 30, 2020), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%), plus an applicable margin of 0.25% to 1.25% (1.25% as of September 30, 2020), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires the Company to pay unused commitment fees of 0.15% to 0.30% (0.30% as of September 30, 2020) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00, (ii) a maximum total leverage ratio of 5.00 to 1.00, provided, that for each of the four fiscal quarters immediately following a qualified acquisition (each a “Leverage Increase Period”), the required ratio set forth above may be increased by up to 0.25, subject to certain limitations and (iii) a maximum consolidated senior secured leverage ratio of 3.25 to 1.00, provided, that for each Leverage Increase Period, the consolidated senior leverage ratio may be increased by up to 0.25, subject to certain limitations. As of September 30, 2020, we were in compliance with these covenants and there was $275.0 million available for borrowing under the revolving credit facility, subject to the financial covenants.
As of September 30, 2020, we had no borrowings outstanding under the Senior Secured Credit Facility, although we could incur borrowings in the future.
Foreign Currency Exchange Rate Risk
Invoices for our services are denominated in U.S. dollars. We do not expect our future operating results to be significantly affected by foreign currency transaction risk.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of i3 Verticals, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of i3 Verticals, Inc. and subsidiaries (the “Company”) as of September 30, 2020, the related consolidated statements of operations, changes in equity, and cash flows, for the period ended September 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020, and the results of its operations and its cash flows for the year ended September 30, 2020, in conformity with principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers”, using the modified retrospective adoption method on October 1, 2019.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
November 23, 2020

We have served as the Company's auditor since 2020.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
i3 Verticals, Inc.
Nashville, Tennessee
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of i3 Verticals, Inc. (the “Company”) as of September 30, 2019, the related consolidated statements of operations, changes in equity, and cash flows for each of the two years in the period ended September 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2019, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ BDO USA, LLP

Nashville, Tennessee
November 22, 2019, except for Notes 7 and 16
to which the date is November 23, 2020

i3 Verticals, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$15,568	$1,119
Accounts receivable, net	17,538	15,335
Prepaid expenses and other current assets	4,869	4,117
Total current assets	37,975	20,571

Property and equipment, net	5,339	5,026
Restricted cash	5,033	2,081
Capitalized software, net	16,989	15,454
Goodwill	187,005	168,284
Intangible assets, net	109,233	107,419
Deferred tax asset	36,755	28,138
Other assets	5,197	2,329
Total assets	$403,526	$349,302

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$3,845	$3,438
Accrued expenses and other current liabilities	24,064	21,560
Deferred revenue	10,986	10,237
Total current liabilities	38,895	35,235

Long-term debt, less current portion and debt issuance costs, net	90,758	139,298
Long-term tax receivable agreement obligations	27,565	23,204
Other long-term liabilities	6,140	9,124
Total liabilities	163,358	206,861

Commitments and contingencies (see Note 14)
Stockholders' equity
Preferred stock, par value $0.0001 per share,10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2020 and 2019	—	—
Class A common stock, par value $0.0001 per share,150,000,000 shares authorized; 18,864,143 and 14,444,115 shares issued and outstanding as of September 30, 2020 and 2019, respectively	2	1
Class B common stock, par value $0.0001 per share,40,000,000 shares authorized; 11,900,621 and 12,921,637 shares issued and outstanding as of September 30, 2020 and 2019, respectively	1	1
Additional paid-in-capital	157,598	82,380
Accumulated deficit	(2,023)	(2,309)
Total stockholders' equity	155,578	80,073
Non-controlling interest	84,590	62,368
Total equity	240,168	142,441
Total liabilities and equity	$403,526	$349,302
See Notes to the Consolidated Financial Statements

i3 Verticals, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year ended September 30,
	2020	2019	2018

Revenue	$150,134	$376,307	$323,508

Operating expenses
Interchange and network fees(1)		242,867	214,543
Other costs of services	47,230	44,237	40,314
Selling general and administrative	78,323	62,860	40,585
Depreciation and amortization	18,217	16,564	11,839
Change in fair value of contingent consideration	(1,409)	3,389	3,866
Total operating expenses	142,361	369,917	311,147

Income from operations	7,773	6,390	12,361

Other expenses
Interest expense, net	8,926	6,004	8,498
Change in fair value of warrant liability	—	—	8,487
Other expense	2,621	—	—
Total other expenses	11,547	6,004	16,985

(Loss) income before income taxes	(3,774)	386	(4,624)

(Benefit from) provision for income taxes	(2,795)	(177)	337

Net (loss) income	(979)	563	(4,961)

Net (loss) income attributable to non-controlling interest	(560)	3,608	1,937
Net loss attributable to i3 Verticals, Inc.	$(419)	$(3,045)	$(6,898)

Net (loss) income per share attributable to Class A common stockholders(2):
Basic	$(0.03)	$(0.29)	$0.08
Diluted	$(0.03)	$(0.29)	$0.08
Weighted average shares of Class A common stock outstanding(1):
Basic	14,833,378	10,490,981	8,812,630
Diluted	27,429,801	10,490,981	26,873,878
__________________________
1.Effective October 1, 2019, the Company's revenues are presented net of interchange and network fees in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. See Note 2 to our consolidated financial statements for a description of the recently adopted accounting pronouncement.
2.Basic and diluted net income per share of Class A common stock are presented only for the period after the Company’s Reorganization Transactions. See Note 1 for a description of the Reorganization Transactions. See Note 18 for the calculation of income per common share.
See Notes to the Consolidated Financial Statements

i3 Verticals, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share amounts)

	Class A Units	Common Units	Class P Units	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Members' Deficit	Retained Earnings	Non-Controlling Interest	Total Equity
				Shares	Amount	Shares	Amount
Balance at September 30, 2017	$34,924	$1,240	$—	—	$—	—	$—	$—	$(33,018)	$—	$—	$3,146
Preferred returns on Class A Units	2,522	—	—	—	—	—	—	—	(2,522)	—	—	—
Preferred returns on Redeemable Class A Units	—	—	—	—	—	—	—	—	(552)	—	—	(552)
Issuance of Common Units	—	104	—	—	—	—	—	—	—	—	—	104
Net loss prior to the Reorganization Transactions	—	—	—	—	—	—	—	—	(7,634)	—	—	(7,634)
Exercise of Junior Subordinated Notes Warrants and Mezzanine Warrants	—	12,218	—	—	—	—	—	(145)	—	—	—	12,073
Equity based compensation recognized prior to the Reorganization Transactions	—	—	—	—	—	—	—	38	—	—	—	38
Effect of the Reorganization Transactions	(37,446)	(13,562)	—	824,861	—	17,597,223	2	804	43,726	—	15,493	9,017
Issuance of Class A common stock in conversion of Junior Subordinated Notes	—	—	—	619,542	—	—	—	8,054	—	—	—	8,054
Sale of Class A common stock in initial public offering, net	—	—	—	7,647,500	1	—	—	92,446	—	—	—	92,447
Purchase of common units in i3 Verticals, LLC from selling unitholder	—	—	—	—	—	(383,417)	—	—	—	—	(4,635)	(4,635)
Capitalization of initial public offering costs	—	—	—	—	—	—	—	(4,015)	—	—	—	(4,015)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	—	—	—	144	—	—	—	144
Non-controlling interests related to purchase of Common Units in i3 Verticals, LLC	—	—	—	—	—	—	—	(60,102)	—	—	60,102	—
Issuance of Class A common stock	—	—	—	27,840	—	—	—	550	—	—	—	550
Equity based compensation recognized subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	788	—	—	—	788
Forfeitures of restricted Class A common stock	—	—	—	(7,701)	—	—	—	—	—	—	—	—
Net income subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	736	1,937	2,673
Balance at September 30, 2018	$—	$—	$—	9,112,042	$1	17,213,806	$2	$38,562	$—	$736	$72,897	$112,198
See Notes to the Consolidated Financial Statements

i3 Verticals, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2018	9,112,042	$1	17,213,806	$2	$38,562	$736	$72,897	$112,198
Equity-based compensation	—	—	—	—	6,124	—	—	6,124
Forfeitures of restricted Class A common stock	(36,113)	—	—	—	—	—	—	—
Net (loss) income	—	—	—	—	—	(3,045)	3,608	563
Distributions to non-controlling interest holders	—	—	—	—	—	—	(2,060)	(2,060)
Redemption of common units in i3 Verticals, LLC	4,292,169	—	(4,292,169)	(1)	12,077	—	(12,077)	(1)
Sale of Class A common stock in public offering, net	1,000,000	—	—	—	21,660	—	—	21,660
Capitalization of public offering costs	—	—	—	—	(899)	—	—	(899)
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	3,959	—	—	3,959
Issuance of restricted Class A common stock under Equity Plan	8,799	—	—	—	225	—	—	225
Exercise of equity-based awards	67,218	—	—	—	672	—	—	672
Balance at September 30, 2019	14,444,115	$1	12,921,637	$1	$82,380	$(2,309)	$62,368	$142,441
See Notes to the Consolidated Financial Statements

i3 Verticals, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2019	14,444,115	$1	12,921,637	$1	$82,380	$(2,309)	$62,368	$142,441
Adjustment related to prior periods	—	—	—	—	(2,730)	—	2,730	—
Cumulative effect of adoption of new accounting standard	—	—	—	—	—	705	640	1,345
Equity-based compensation	—	—	—	—	10,452	—	—	10,452
Net loss	—	—	—	—	—	(419)	(560)	(979)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(3)	(3)
Redemption of common units in i3 Verticals, LLC	1,021,016	—	(1,021,016)	—	5,080	—	(5,080)	—
Sale of Class A common stock in public offering, net	3,250,000	1	—	—	72,556	—	—	72,557
Capitalization of public offering costs	—	—	—	—	(697)	—	—	(697)
Deferred tax asset adjustment	—	—	—	—	(941)	—	—	(941)
Establishment of liabilities under a tax receivable agreement	—	—	—	—	896	—	—	896
Exercise of equity-based awards	149,012	—	—	—	254	—	—	254
Allocation of equity to non-controlling interests	—	—	—	—	(24,495)	—	24,495	—
Equity component of exchangeable notes, net of issuance costs and deferred taxes	—	—	—	—	27,578	—	—	27,578
Purchases of exchangeable note hedges	—	—	—	—	(28,676)	—	—	(28,676)
Issuance of warrants	—	—	—	—	14,669	—	—	14,669
Repurchases of exchangeable notes	—	—	—	—	1,272	—	—	1,272
Balance at September 30, 2020	18,864,143	$2	11,900,621	$1	$157,598	$(2,023)	$84,590	$240,168
See Notes to the Consolidated Financial Statements

i3 Verticals, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended September 30,
	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(979)	$563	$(4,961)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	18,217	16,564	11,839
Equity-based compensation	10,452	6,124	1,567
Provision for doubtful accounts	177	30	14
Amortization of debt discount and issuance costs	3,703	721	1,072
Debt issuance cost write offs	141	152	—
Loss on repurchase of exchangeable notes	2,297	—	—
Amortization of capitalized client acquisition costs	398	—	—
Loss on disposal of assets	1	8	5
Benefit from deferred income taxes	(3,207)	(586)	(682)
Non-cash change in fair value of warrant liability	—	—	8,487
(Decrease) increase in non-cash contingent consideration expense from original estimate	(1,409)	3,389	3,866
Changes in operating assets:
Accounts receivable	(1,028)	2,430	(2,321)
Prepaid expenses and other current assets	(984)	(817)	1,017
Other assets	(1,544)	(2,769)	(3,182)
Changes in operating liabilities:
Accounts payable	239	(1,768)	1,172
Accrued expenses and other current liabilities	1,575	1,572	2,040
Deferred revenue	617	2,588	(123)
Other long-term liabilities	93	(44)	362
Contingent consideration paid in excess of original estimates	(5,039)	(1,560)	(2,092)
Net cash provided by operating activities	23,720	26,597	18,080

Cash flows from investing activities:
Expenditures for property and equipment	(2,911)	(807)	(2,217)
Expenditures for capitalized software	(2,893)	(2,227)	(1,092)
Purchases of merchant portfolios and residual buyouts	(1,788)	(3,586)	(1,207)
Acquisitions of businesses, net of cash acquired	(27,689)	(137,036)	(32,362)
Acquisition of other intangibles	(150)	(72)	(1,177)
Net cash used in investing activities	(35,431)	(143,728)	(38,055)
See Notes to the Consolidated Financial Statements

i3 Verticals, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year ended September 30,
	2020	2019	2018
Cash flows from financing activities:
Proceeds from revolving credit facility	172,123	188,491	27,250
Payments of revolving credit facility	(313,267)	(51,867)	(95,600)
Proceeds from borrowings on exchangeable notes	138,000	—	—
Payments for purchase of exchangeable senior note hedges	(28,676)	—	—
Proceeds from issuance of warrants	14,669	—	—
Payments for repurchase of exchangeable notes	(17,414)	—	—
Proceeds from notes payable to banks	—	—	24,671
Payments of notes payable to banks	—	(35,000)	(5,000)
Payment of notes payable to Mezzanine Lenders	—	—	(10,486)
Payment of unsecured notes payable to related and unrelated creditors	—	—	(5,489)
Payments of debt issuance costs	(5,300)	(168)	(266)
Proceeds from the exercise of Mezzanine Warrants and Junior Subordinated Notes Warrants	—	—	270
Proceeds from issuance of Class A common stock sold in public offering, net of underwriting discounts and offering costs	82,901	111,687	—
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discounts and offering costs	—	—	89,506
Payments for Common Units in i3 Verticals, LLC from selling unitholders	(10,883)	(90,027)	(4,635)
Cash paid for contingent consideration	(3,492)	(2,634)	(977)
Payments for required distributions to members for tax obligations	(3)	(2,060)	—
Proceeds from stock option exercises	764	672	—
Payments for employee's tax withholdings from net settled stock option exercises	(310)	—	—
Net cash provided by financing activities	29,112	119,094	19,244

Net increase (decrease) in cash, cash equivalents, and restricted cash	17,401	1,963	(731)
Cash, cash equivalents, and restricted cash at beginning of period	3,200	1,237	1,968
Cash, cash equivalents, and restricted cash at end of period	$20,601	$3,200	$1,237

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,250	$4,911	$7,881
Cash paid for income taxes	$792	$1,420	$483

i3 Verticals, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to that shown in the Consolidated Statements of Cash Flows:

	Year ended September 30,
	2020	2019	2018
Beginning balance
Cash and cash equivalents	$1,119	$572	$955
Restricted cash	2,081	665	1,013
Total cash, cash equivalents, and restricted cash	$3,200	$1,237	$1,968

Ending balance
Cash and cash equivalents	$15,568	$1,119	$572
Restricted cash	5,033	2,081	665
Total cash, cash equivalents, and restricted cash	$20,601	$3,200	$1,237
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
Public Offerings
On June 10, 2019, the Company completed a secondary public offering (the “June 2019 Secondary Public Offering”) of 5,165,527 shares of its Class A common stock, at a public offering price of $22.75 per share, which included a full exercise of the underwriters' option to purchase 673,764 additional shares of Class A Common Stock from the Company. The Company received approximately $111,640 of net proceeds, after deducting underwriting discounts and commissions, but before offering expenses. The Company used the net proceeds to purchase (1) 1,000,000 Common Units directly from i3 Verticals, LLC, and (2) 4,165,527 Common Units (including 673,764 Common Units due to the exercise of the underwriters' option to purchase additional shares in full) and an equivalent number of Class B common stock (which shares were then canceled) from certain Continuing Equity Owners, in each case at a price per Common Unit equal to the price per share paid by the underwriters for shares of the Company's Class A common stock in the offering. i3 Verticals, LLC received $20,870 in net proceeds from the sale of Common Units to the Company, which it used to repay outstanding indebtedness.
On September 15, 2020, the Company completed a primary public offering (the “September 2020 Public Offering”) of 3,737,500 shares of its Class A common stock, at a public offering price of $23.50 per share, which included a full exercise of the underwriters' option to purchase 487,500 additional shares of Class A Common Stock from the Company. The Company received approximately $83,400 of net proceeds, after deducting underwriting discounts and commissions, but before offering expenses. The Company used the net proceeds to purchase (1) 3,250,000 Common Units directly from i3 Verticals, LLC, and (2) 487,500 Common Units pursuant to the exercise of the underwriters' option to purchase additional shares in full and an equivalent number of Class B common stock (which shares were then canceled) from certain Continuing Equity Owners, in each case at a price per Common Unit equal to the price per share paid by the underwriters for shares of the Company's Class A common stock in the offering. i3 Verticals, LLC received $72,018 in net proceeds from the sale of Common Units to the Company, which it used to repay outstanding indebtedness.
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
As of September 30, 2020, i3 Verticals, Inc. owned 61.3% of the economic interest in i3 Verticals, LLC. As of September 30, 2020, the Continuing Equity Owners owned Common Units in i3 Verticals, LLC representing approximately 38.7% of the economic interest in i3 Verticals, LLC, shares of Class A common stock in the Company representing approximately 0.5% of the economic interest and voting power in the Company, and shares of Class B common stock in i3 Verticals, Inc., representing approximately 38.7% of the voting power in the Company. Combining the Class A common stock and Class B common stock, the Continuing Equity Holders hold approximately 39.2% of the economic interest and voting power in i3 Verticals, Inc.

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
Accounts Receivable and Credit Policies
Accounts receivable consist primarily of uncollateralized credit card processing residual payments due from processing banks requiring payment within thirty days following the end of each month. Accounts receivable also include amounts due from the sales of the Company’s technology solutions to its customers. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, if necessary, which reflects management’s best estimate of the amounts that will not be collected. The allowance is estimated based on management’s knowledge of its customers, historical loss experience and existing economic conditions. Accounts receivable and the allowance are written-off when, in management’s opinion, all collection efforts have been exhausted. The Company’s allowance for doubtful accounts was $310 and $232 as of September 30, 2020 and 2019, respectively; however, actual write-offs may exceed estimated amounts.
Inventories
Inventories consist of point-of-sale equipment to be sold to customers and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Inventories were $1,309 and $1,294 at September 30, 2020 and 2019, respectively, and are included within prepaid expenses and other current assets on the accompanying consolidated balance sheets.
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
Expenditures for maintenance and repairs are expensed when incurred. Expenditures for renewals or betterments are capitalized. Management reviews long-lived assets for impairment when events or changes in

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
circumstances indicate the carrying amount of an asset may not be recoverable. The Company recognizes impairment when the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value of the asset. There were no impairment charges during the years ended September 30, 2020, 2019 and 2018.
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
Software development costs may become impaired in situations where development efforts are abandoned due to the viability of a planned project becoming doubtful or due to technological obsolescence of a planned software product. Management evaluates the remaining useful lives and carrying values of capitalized software at least annually or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that impairment in value may have occurred. To the extent estimated net realizable values, which are estimated to equal future undiscounted cash flows, exceed the carrying value, no impairment is necessary. If estimated net realizable values are less than the carrying values, an impairment charge is recorded. Impairment charges during the years ended September 30, 2020, 2019 and 2018 were nominal.
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
Notes Receivable
Notes receivable consist of loans made to unrelated entities. Notes receivable were $1,195 and $195 at September 30, 2020 and 2019, respectively, and are included within other assets on the accompanying consolidated balance sheets.
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
The operating results of an acquisition are included in the consolidated statements of operations from the date of such acquisition. Acquisitions completed during the year ended September 30, 2020 contributed $1,275 and $327 of revenue and net income, respectively, to the results in the Company's consolidated statements of operations for the year then ended.
Goodwill
In accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests goodwill for impairment for each reporting unit on an annual basis in the fourth quarter, or when events or circumstances indicate the fair value of a reporting unit is below its carrying value.
The Company’s goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. The goodwill generated from the business combinations is primarily related to the value placed on the employee workforce and expected synergies. Judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred. Such changes may include, among others, a significant decline in expected future cash flows, a significant adverse change in the business climate, and unforeseen competition. No goodwill impairment charges were recognized during the years ended September 30, 2020, 2019 and 2018.
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
The Company has determined that it has five reporting units as of the date of the most recent annual good impairment test. For each of the years ended September 30, 2020, 2019 and 2018 the Company performed a quantitative assessment for each of its reporting units. The Company determined that none of the reporting units were impaired.
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
Management evaluates the remaining useful lives and carrying values of long-lived assets, including definite lived intangible assets, at least annually, or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that a change in the useful life or impairment in value may have occurred. There were no impairment charges during the years ended September 30, 2020, 2019 and 2018.
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
Under GAAP, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company reports a liability for unrecognized tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as part of income tax expense. See additional discussion in Note 10.
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
Revenue Recognition and Deferred Revenue
For the year ended September 30, 2020, revenue is recognized as each performance obligation is satisfied, in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company accrues for rights of refund, processing errors or penalties, or other related allowances based on historical experience. The Company utilized the portfolio approach practical expedient within ASC 606-10-10-4 Revenue from Contracts with Customers—Objectives and the significant financing component practical expedient within ASC 606-10-32-18 Revenue from Contracts with Customers—The Existence of a Significant Financing Component in the Contract in performing the analysis. The Company adopted ASC 606 on October 1, 2019, using the modified retrospective method and applying the standard to all contracts not completed on the date of adoption. Results for the reporting period beginning October 1, 2019 are presented under ASC 606, while prior period amounts continue to be reported in accordance with the Company's historic accounting practices under previous guidance.
The majority of the Company's revenue for the years ended September 30, 2020, 2019 and 2018 is derived from volume-based payment processing fees (“discount fees”) and other related fixed transaction or service fees. The remainder is comprised of sales of software licensing subscriptions, ongoing support, and other POS-related solutions the Company provides to its clients directly and through its processing bank relationships.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
The Company follows the requirements of ASC 606-10-55 Revenue from Contracts with Customers—Principal versus Agent Considerations, which states that the determination of whether a company should recognize revenue based on the gross amount billed to a client or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement. The determination of gross versus net recognition of revenue requires judgment that depends on whether the Company controls the good or service before it is transferred to the merchant or whether the Company is acting as an agent of a third party. The assessment is provided separately for each performance obligation identified. Under its agreements, the Company incurs interchange and network pass-through charges from the third-party card issuers and card networks, respectively, related to the provision of payment authorization services. The Company has determined that it is acting as an agent with respect to these payment authorization services, based on the following factors: (1) the Company has no discretion over which card issuing bank will be used to process a transaction and is unable to direct the activity of the merchant to another card issuing bank, and (2) interchange and card network rates are pre-established by the card issuers or card networks, and the Company has no latitude in determining these fees. Therefore, revenue allocated to the payment authorization performance obligation is presented net of interchange and card network fees paid to the card issuing banks and card networks, respectively, for the year ended September 30, 2020, subsequent to the adoption of ASC 606.
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
Arrangements may contain multiple performance obligations, such as payment authorization services, transaction settlement services, hardware, software products, maintenance, and professional installation and training services. Revenues are allocated to each performance obligation based on the standalone selling price of each good or service. The selling price for a deliverable is based on standalone selling price, if available, the adjusted market assessment approach, estimated cost plus margin approach, or residual approach. The Company establishes estimated selling price, based on the judgment of the Company's management, considering internal factors such as margin objectives, pricing practices and controls, client segment pricing strategies and the product life cycle. In arrangements with multiple performance obligations, the Company determines allocation of the transaction price at inception of the arrangement and uses the standalone selling prices for the majority of the Company's revenue recognition.

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
The table below presents a disaggregation of the Company's revenue from contracts with clients by product by segment. Refer to Note 16 for discussion of the Company's segments. The Company's products are defined as follows:
•Payments — Includes discount fees, gateway fees and other related fixed transaction or service fees.
•Other — Includes sales of software, sales of equipment, professional services and other revenues.

	For the year ended September 30, 2020
	Merchant Services	Proprietary Software and Payments	Other	Total
Payments revenue	$82,913	$19,359	$(1,757)	$100,515
Other revenue	18,036	31,594	(11)	49,619
Total revenue	$100,949	$50,953	$(1,768)	$150,134
The table below presents a disaggregation of the Company's revenue from contracts with clients by timing of transfer of goods or services by segment. The Company's revenue included in each category are defined as follows:
•Revenue transferred over time — Includes discount fees, gateway fees, sales of SaaS and ongoing support contract revenue.
•Revenue transferred at a point in time — Includes fixed service fees, software licenses sold as functional intellectual property, professional services and other equipment.

	For the year ended September 30, 2020
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue earned over time	$72,800	$35,222	$(1,743)	$106,279
Revenue earned at a point in time	28,149	15,731	(25)	43,855
Total revenue	$100,949	$50,953	$(1,768)	$150,134
Contract Liabilities
Deferred revenue represents amounts billed to clients by the Company for services contracts. Payment is typically collected at the start of the contract term. The initial prepaid contract agreement balance is deferred. The balance is then recognized as the services are provided over the contract term. Deferred revenue that is expected to be recognized as revenue within one year is recorded as short-term deferred revenue and the remaining portion is recorded as other long-term liabilities in the consolidated balance sheets. The terms for most of the Company's contracts with a deferred revenue component are one year. Substantially all of the Company's deferred revenue is anticipated to be recognized within the next year.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
The following table presents the changes in deferred revenue as of and for the year ended September 30, 2020:

Balance at September 30, 2019	$10,237
Deferral of revenue	22,963
Recognition of unearned revenue	(22,146)
Balance at September 30, 2020	$11,054
Costs to Obtain and Fulfill a Contract
The Company capitalizes incremental costs to obtain new contracts and contract renewals and amortizes these costs on a straight-line basis as an expense over the benefit period, which is generally the contract term, unless a commensurate payment is not expected at renewal. As of September 30, 2020, the Company had $3,140, of capitalized contract costs, which relates to commissions paid to obtain new sales, included within “Prepaid expenses and other current assets” and “Other assets" on the consolidated balance sheets. The Company recorded commissions expense related to these costs for the year ended September 30, 2020 of $398.
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
Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred. Advertising expense was $1,813, $1,443 and $926 for the years ended September 30, 2020, 2019 and 2018, respectively, and is included in selling, general and administrative expenses in the Consolidated Statements of Operations.
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
Equity-based compensation was $10,452, $6,124 and $1,567 for the years ended September 30, 2020, 2019 and 2018, respectively.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, the value of purchase consideration paid and identifiable assets acquired and assumed in acquisitions, goodwill and intangible asset impairment review, warrant valuation, revenue recognition for contracts with multiple performance obligations, loss reserves, assumptions used in the calculation of equity-based compensation and in the calculation of income taxes, and certain tax assets and liabilities as well as the related valuation allowances. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. The impact of the COVID-19 pandemic on certain of the Company's estimates, including goodwill and intangible assets, is uncertain at this time. If general economic conditions continue to deteriorate or remain uncertain for an extended period of time, the trading price of our common stock, which has already declined in recent months, could decline further. If the stock price continues to be depressed or decreases further, it may cause a triggering event for impairment testing of fair-valued assets, including goodwill and intangible assets.
During the year ended September 30, 2020, the Company has recorded a $2,668 reduction in the valuation allowance on the deferred tax asset related to the Company’s investment in partnership and a corresponding reduction in the Company's income tax expense for the year ended September 30, 2020. Management has determined an additional portion of the deferred tax asset will be more likely than not realized based off an evaluation of the four sources of taxable income.
During the year ended September 30, 2020, the Company has elected to make a policy change to allocate stock compensation expense to the holders of shares of Class B common stock of i3 Verticals, Inc. This change resulted in a $235 reduction in the benefit from income taxes and a corresponding reduction in the Company's net loss, a $3,728 increase to the net loss attributable to non-controlling interest and a $3,493 decrease to the net loss attributable to i3 Verticals, Inc. for the year ended September 30, 2020.
Recently Issued Accounting Pronouncements
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
The Company adopted the new revenue standard using a modified retrospective basis on October 1, 2019. The Company has recorded a $1,345 cumulative increase to equity, including a $705 cumulative increase to accumulated earnings and a $640 cumulative increase to non-controlling interest, as a result of the adoption, due to capitalized costs to obtain contracts with clients being amortized over the expected life of the client rather than the life of the specific contract.
The Company determined that the most significant ongoing impact of adopting the new revenue standard was driven by changes in principal versus agent considerations, with the majority of the change overall in total net revenue attributable to reflecting the Company's payment authorization services net of related interchange and network fees prospectively. The Company's interchange and network fees of $242,867 and $214,543 were classified in “Operating Expenses” on the consolidated statement of operations for the years ended September 30, 2019, and 2018, respectively. The Company's interchange and network fees of $244,097 were included as a reduction to revenue on the consolidated statement of operations for the year ended September 30, 2020. Under the modified retrospective basis, the Company has not restated its comparative consolidated financial statements for these effects. The adoption of the new revenue standard did not have a material impact on net income. The following table presents the material impacts of adopting ASC 606 on the Company's consolidated statement of operations for the year ended September 30, 2020:

	Year ended September 30, 2020
	As reported	Adjustment	Presentation without adoption of ASC 606
Revenue	$150,134	$244,097	$394,231
Operating expenses
Interchange and network fees	$—	$244,097	$244,097

The following table presents the material impacts of adoption of ASC 606 on the Company's consolidated balance sheet as of September 30, 2020:

	As of September 30, 2020
	As reported	Adjustment	Presentation without adoption of ASC 606
Assets
Current assets
Prepaid expenses and other current assets	$4,869	$304	$5,173
Deferred tax asset	$36,755	$12	$36,767
Other assets	$5,197	$(1,932)	$3,265
Liabilities and equity
Stockholders' equity
Accumulated deficit	$(2,023)	$(872)	$(2,895)
Non-controlling interest	$84,590	$(744)	$83,846

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
The adoption of ASC 606 did not have a material impact on the Company’s consolidated statement of cash flows for the year ended September 30, 2020. The Company has expanded its consolidated financial statement disclosures as required by this new standard. See above for additional disclosures provided as a result of the adoption of ASC 606.
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820) (“ASU 2018-13”). The amendments in ASU 2018-13 provide clarification and modify the disclosure requirements on fair value measurement in Topic 820, Fair Value Measurement. The amendments in ASU 2018-13 are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. As the Company is an emerging growth company and has elected to use the extended transition period of such companies, the Company will not be required to adopt ASU 2018-13 until October 1, 2021. The Company is currently evaluating the impact of the adoption of this principle on the Company’s consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), with amendments in 2018 and 2019. This ASU No. 2016-02 aims to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements.
The amendments in this ASU No. 2016-02 are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. In November 2019, the FASB issued ASU No. 2019-10, which extends the effective date for adoption of ASU 2016-02 for certain entities. In June 2020, the FASB issued ASU No. 2020-05, which further extends the effective date for adoption of ASU 2016-02 for certain entities. As a result of the provisions in ASU No. 2020-05, and as the Company is an emerging growth company and has elected to use the extended transition period of such companies, the Company would not be required to adopt this ASU No. 2016-02 until October 1, 2022. The Company has elected to early adopt this ASU No. 2016-02 on October 1, 2020, using the optional modified retrospective transition method, under which the prior period financial statements were not restated for the new guidance.
The Company has elected to apply the package of practical expedients whereby the Company does not reassess whether expired or existing leases contain a lease, does not reassess the lease classification for any expired or existing leases, and does not reassess initial direct costs for any existing leases. The Company has further elected to account for lease and nonlease components in a lease arrangement as a combined lease component for all classes of leased assets.
The Company has calculated that the adoption of Topic 842 will result in the recognition of the right-of-use assets of $9,093 and the lease liabilities of $9,760 as of October 1, 2020 on the consolidated balance sheet. Lease liabilities will be measured as the present value of remaining lease payments, utilizing the Company’s

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
incremental borrowing rate based on the remaining lease term as of the adoption date. The right-of-use assets will be measured at an amount equal to the lease liabilities adjusted by the amounts of certain assets and liabilities, such as deferred lease obligations and prepaid rent, that were previously recognized on the balance sheet prior to the initial application of Topic 842.
The Company does not expect the adoption of Topic 842 to have an impact on the consolidated statements of operations and comprehensive (loss) income, consolidated statements of changes in equity, and consolidated statements of cash flows.
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
No single merchant accounted for more than 10.0% of the Company's revenue during the years ended September 30, 2020, 2019 and 2018. The Company believes that the loss of any single merchant would not have a material adverse effect on the Company's financial condition or results of operations.
The Company uses third party payment processors, three of which facilitate more than 10% of our processing revenues for the years ended September 30, 2020, 2019, and 2018.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)

4. ACQUISITIONS
During the years ended September 30, 2020, 2019 and 2018 the Company acquired the following intangible assets and businesses:
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
During the years ended September 30, 2020, 2019 and 2018, the Company purchased $1,788, $3,585 and $1,567, respectively, in residual buyouts using a combination of cash on hand and borrowings on the Company's revolving credit facility. The acquired residual buyout intangible assets have weighted average estimated amortization periods of eight, seven and two years, respectively.
Referral Agreements
From time to time, the Company enters into referral agreements with agent banks or other organizations (“referral partner”). Under these agreements, the referral partner exclusively refers its customers to the Company for credit card processing services. Total consideration paid for these agreements in the years ended September 30, 2020, 2019 and 2018 was $0, $0 and $815, respectively, all of which was settled with cash on hand. Because the Company pays an up-front fee to compensate the referral partner, the amount is treated as an asset acquisition in which the Company has acquired an intangible stream of referrals. This asset is amortized over a straight-line period. The weighted-average amortization period for all intangibles acquired is five years.
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
The goodwill associated with the acquisition is not deductible for tax purposes. The acquired merchant relationships intangible asset has an estimated amortization period of fifteen years. The non-compete agreement and trade name have estimated amortization periods of three and five years, respectively. The weighted-average estimated amortization period of all intangibles acquired is fifteen years. The acquired capitalized software has an estimated amortization period of seven years. The acquisition also included deferred tax assets related to net

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
operating losses and Section 163(j) carryforwards and deferred tax liabilities related to intangibles, which are presented as a total net deferred tax asset as of September 30, 2020.
Acquisition-related costs for Pace amounted to approximately $507 ($444 during fiscal year 2019) and were expensed as incurred.
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
For some of these businesses acquired, the goodwill associated with the acquisitions is deductible for tax purposes, and goodwill associated with the acquisitions of others of the businesses is not deductible for tax purposes. The acquired merchant relationships intangible assets have estimated amortization periods of between thirteen and twenty years. The non-compete agreement and trade names have weighted-average amortization periods of three and five years, respectively. The weighted-average amortization period for all intangibles acquired is sixteen years. The acquired capitalized software has an estimated amortization period of six years.
Acquisition-related costs for these businesses amounted to approximately $1,299 ($1,179 during fiscal year 2019) and were expensed as incurred.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
Summary of 2019 Business Combinations
The fair values assigned to certain assets and liabilities assumed, as of the acquisition dates, were as follows:

	Pace	Other	Total
Cash and cash equivalents	$108	$4,453	$4,561
Accounts receivable	545	4,907	5,452
Settlement assets	—	18	18
Inventories	45	61	106
Prepaid expenses and other current assets	59	483	542
Property and equipment	527	1,929	2,456
Capitalized software	3,400	9,440	12,840
Acquired merchant relationships	13,400	34,480	47,880
Non-compete agreements	60	150	210
Trade name	500	1,540	2,040
Goodwill	35,589	47,483	83,072
Other assets	2,622	2	2,624
Total assets acquired	56,855	104,946	161,801

Accounts payable	722	369	1,091
Accrued expenses and other current liabilities	56	2,284	2,340
Settlement obligations	—	18	18
Deferred revenue, current	24	2,698	2,722
Other long-term liabilities	—	690	690
Net assets acquired	$56,053	$98,887	$154,940
During the year ended September 30, 2020, the Company finalized the purchase price allocations for the 2019 business combinations, which resulted in additional adjustments to increase current assets by $153, increase other assets by $933, decrease liabilities by $258 and decrease goodwill by $1,227. The table above reflects the adjusted amounts.
2020 Business Combinations
During the year ended September 30, 2020, the Company completed the acquisitions of three unrelated businesses. Two expand the Company's geographic reach and software capabilities in the public sector vertical. The other adds text-to-pay capabilities and other software solutions in the Company's non-profit vertical. Total purchase consideration was $32,633, including $27,885 in revolving credit facility proceeds and $4,748 of contingent consideration. Certain of the purchase price allocations assigned for these acquisitions are preliminary.
For some of these business acquired, the goodwill associated with the acquisitions is deductible for tax purposes, and goodwill associated with the acquisitions of others of the businesses is not deductible for tax purposes. The acquired merchant relationships intangible assets have estimated amortization periods of between fifteen and eighteen years. The non-compete agreement and trade names both have weighted-average amortization periods three years. The weighted-average amortization period for all intangibles acquired is sixteen years. The acquired capitalized software has an estimated amortization period of seven years.
Acquisition-related costs for these businesses amounted to approximately $547 and were expensed as incurred.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
Certain provisions in the purchase agreements provide for additional consideration of up to $18,600, in the aggregate, to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreements, through no later than September 2022. The Company determined the acquisition date fair values of the liabilities for the contingent consideration based on probability forecasts and discounted cash flow analyses. In each subsequent reporting period, the Company will reassess its current estimates of performance relative to the targets and adjust the contingent liabilities to their fair values through earnings. See additional disclosures in Note 11.
Summary of 2020 Business Combinations
The fair values assigned to certain assets and liabilities assumed, as of the acquisition dates, during the year ended September 30, 2020 were as follows:

Cash and cash equivalents	$313
Accounts receivable	709
Prepaid expenses and other current assets	54
Property and equipment	122
Capitalized software	1,970
Acquired merchant relationships	11,900
Non-compete agreements	90
Trade name	300
Goodwill	19,948
Other assets	17
Total assets acquired	35,423

Accounts payable	168
Accrued expenses and other current liabilities	623
Deferred revenue, current	200
Other long-term liabilities	1,799
Net assets acquired	$32,633

Pro Forma Results of Operations for 2020 Business Combinations
The following unaudited supplemental pro forma results of operations have been prepared as though each of the acquired businesses in the year ended September 30, 2020 had occurred on October 1, 2018. Pro forma adjustments were made to reflect the impact of depreciation and amortization, changes to executive compensation and the revised debt load, all in accordance with ASC 805. This supplemental pro forma information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made on these dates, or of results of operations that may occur in the future.

	Year ended September 30,
	2020	2019
Revenue(1)	$156,036	$383,546
Net (loss) income	$(1,170)	$472
__________________________
1.Effective October 1, 2019, our revenues are presented net of interchange and network fees in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. See Note 2 for a description of the recently adopted accounting pronouncement.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
5. PROPERTY AND EQUIPMENT, NET
A summary of the Company's property and equipment as of September 30, 2020 and 2019 is as follows:

	Estimated Useful Life	2020	2019
Computer equipment and software(1)	2 to 7 years	$2,382	$1,990
Furniture and fixtures	2 to 7 years	1,867	1,639
Terminals	2 to 3 years	584	429
Office equipment	2 to 5 years	942	940
Automobiles	3 years	366	307
Leasehold improvements	2 to 7 years	2,194	1,665
Accumulated depreciation		(2,996)	(1,944)
Property and equipment, net		$5,339	$5,026
____________________
1.Includes computer software of $694 and $674 as of September 30, 2020 and 2019, respectively.
Depreciation expense for the years ended September 30, 2020, 2019 and 2018 amounted to $1,825, $1,195 and $802, respectively.

6. CAPITALIZED SOFTWARE, NET
A summary of the Company's capitalized software as of September 30, 2020 and 2019 is as follows:

	Estimated Useful Life	2020	2019
Software development costs	1 to 7 years	$21,485	$20,347
Development in progress		2,638	833
Accumulated amortization		(7,134)	(5,726)
Capitalized software, net		$16,989	$15,454
The Company capitalized software development costs (including acquisitions) totaling $5,756 and $15,067 during the years ended September 30, 2020 and 2019, respectively. Amortization expense for capitalized software development costs amounted to $3,978, $2,977 and $1,696 during the years ended September 30, 2020, 2019 and 2018, respectively.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
7. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill are as follows:

	Merchant Services	Proprietary Software and Payments	Other	Total
Balance at September 30, 2018 (net of accumulated impairment losses of $11,458, $0 and $0, respectively)	$70,936	$13,018	$—	$83,954
Goodwill attributable to preliminary purchase price adjustments and acquisition activity during the year ended September 30, 2019	46,398	37,932	—	84,330
Balance at September 30, 2019	117,334	50,950	—	168,284
Goodwill reassigned in segment realignment(1)	(419)	419	—	—
Goodwill attributable to preliminary purchase price adjustments and acquisition activity during the year ended September 30, 2020	(933)	19,654	—	18,721
Balance at September 30, 2020	$115,982	$71,023	$—	$187,005
____________________
1.Represents the reallocation of goodwill related to a component which was realigned from the Proprietary Software and Payments segment to the Merchant Services segment as of July 1, 2020. See Note 16 for additional information.
Intangible assets consisted of the following as of September 30, 2020:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Merchant relationships	$154,571	$(53,388)	$101,183	12 to 20 years – accelerated or straight-line
Non-compete agreements	1,700	(851)	849	3 to 5 years – straight-line
Website and brand development costs	215	(65)	150	3 to 4 years – straight-line
Trade names	3,880	(1,538)	2,342	3 to 7 years – straight-line
Residual buyouts	5,373	(1,172)	4,201	2 to 8 years – straight-line
Referral and exclusivity agreements	900	(434)	466	5 to 10 years – straight-line
Total finite-lived intangible assets	166,639	(57,448)	109,191

Indefinite-lived intangible assets:
Trademarks	42	—	42
Total identifiable intangible assets	$166,681	$(57,448)	$109,233

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
Intangible assets consisted of the following as of September 30, 2019:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Merchant relationships	$142,671	$(43,579)	$99,092	12 to 20 years – accelerated or straight-line
Non-compete agreements	1,770	(619)	1,151	2 to 5 years – straight-line
Website development costs	77	(22)	55	3 years – straight-line
Trade names	4,292	(1,307)	2,985	3 to 7 years – straight-line
Residual buyouts	5,346	(1,882)	3,464	2 to 8 years – straight-line
Referral and exclusivity agreements	900	(264)	636	5 to 10 years – straight-line
Total finite-lived intangible assets	155,056	(47,673)	107,383

Indefinite-lived intangible assets:
Trademarks	36	—	36
Total identifiable intangible assets	155,092	(47,673)	107,419

Amortization expense for intangible assets amounted to $12,414, $12,394 and $9,341 during the years ended September 30, 2020, 2019 and 2018, respectively.
Based on gross carrying amounts at September 30, 2020, the Company's estimate of future amortization expense for intangible assets are presented in this table as follows for each fiscal year ending September 30:

2021	$11,645
2022	10,500
2023	9,428
2024	8,702
2025	8,495
Thereafter	60,421
$109,191

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
8. ACCRUED EXPENSES AND OTHER LIABILITIES
A summary of the Company's accrued expenses and other current liabilities as of September 30, 2020 and 2019 is as follows:

	2020	2019
Accrued wages, bonuses, commissions and vacation	$3,867	$4,256
Accrued interest	141	254
Accrued contingent consideration — current portion	10,062	10,223
Escrow liabilities	4,363	1,414
Tax receivable agreement liability — current portion	—	24
Customer deposits	1,828	1,968
Other current liabilities	3,803	3,421
Accrued expenses and other current liabilities	$24,064	$21,560

A summary of the Company's long-term liabilities as of September 30, 2020 and 2019 is as follows:

	2020	2019
Accrued contingent consideration — long-term portion	$2,972	$8,003
Deferred tax liability — long-term	2,212	516
Other long-term liabilities	956	605
Total other long-term liabilities	$6,140	$9,124

9. LONG-TERM DEBT, NET
A summary of long-term debt, net as of September 30, 2020 and September 30, 2019 is as follows:

	Maturity	2020	2019
Revolving lines of credit to banks under the Senior Secured Credit Facility	May 9, 2024	$—	$141,144
1.0% Exchangeable Senior Notes due 2025	February 15, 2025	95,325	—
Debt issuance costs, net		(4,567)	(1,846)
Total long-term debt, net of issuance costs		$90,758	$139,298
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
If the Company or i3 Verticals, LLC undergoes a fundamental change, holders may require i3 Verticals, LLC to repurchase all or part of their Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Notes to be repurchased, plus accrued and unpaid interest to, but not including, the fundamental change repurchase date. As of September 30, 2020, none of the conditions permitting the holders of the Exchangeable Notes to early convert have been met.
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
In accounting for the issuance of the Exchangeable Notes, the Company separated the Exchangeable Notes into liability and equity components. The carrying amount of the liability component before the allocation of any transaction costs was calculated by measuring the fair value of a similar liability that does not have an associated exchangeable feature. The carrying amount of the equity component (before the allocation of any transaction costs), representing the conversion option, which does not require separate accounting as a derivative as it meets a scope exception for certain contracts involving an entity's own equity, was determined by deducting the fair value of the liability component from the par value of the Exchangeable Notes. The difference between the principal amount of the Exchangeable Notes and the liability component represents the debt discount, which is recorded as a direct deduction from the related debt liability in the consolidated balance sheet and accreted over

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
the period from the date of issuance to the contractual maturity date, resulting in the recognition of non-cash interest expense. The equity component of the Exchangeable Notes of approximately $28,662 is included in additional paid-in capital in the consolidated balance sheet and is not remeasured as longs as it continues to meet the conditions for equity classification. Transaction costs were allocated to the liability and equity components in the same proportion as the allocation of the proceeds. Transaction costs attributable to the liability component were recorded as debt issuance costs in the consolidated balance sheet and are amortized to interest expense using the effective interest method over the term of the Exchangeable Notes, and transaction costs attributable to the equity component were netted with the equity component in stockholders' equity.
The Company incurred third-party issuance costs totaling $5,238, in connection with the issuance of the Exchangeable Notes. The Company capitalized $4,150 of debt issuance costs in connection with the Exchangeable Notes and allocated $1,088 of the third-party issuance costs to equity. Non-cash interest expense, including amortization of debt issuance costs, related to the Exchangeable Notes for the year ended September 30, 2020 was $365, respectively. The Company also wrote off a portion of the debt issuance costs in connection with the repurchase transactions in April and September 2020, as described below. Total unamortized debt issuance costs related to the Exchangeable Notes were $3,193 as of September 30, 2020.
The estimated fair value of the Exchangeable Notes was $102,064 as of September 30, 2020. The estimated fair value of the Exchangeable Notes was determined through consideration of quoted market prices for similar instruments. The fair value is classified as Level 2, as defined in Note 11.
The Company can choose to purchase its Exchangeable Notes on the open market. In April and September 2020, the Company paid $17,414 in aggregate to repurchase $21,000 in aggregate principal amount of the Exchangeable Notes and to repay approximately $24 in accrued interest on the repurchased portion of the Exchangeable Notes. The Company recorded a loss on retirement of debt of $2,297 due to the carrying value exceeding the fair value of the repurchased portion of the Exchangeable Notes at the dates of repurchases. The Company wrote off $592 of debt issuance costs in connection with the repurchase transactions.
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
Senior Secured Credit Facility
On May 9, 2019, the Company replaced its existing 2017 Senior Secured Credit Facility (defined below) with a new credit agreement (the “Senior Secured Credit Facility”). The Company concluded that the replacement of the 2017 Senior Secured Credit Facility should be accounted for as a debt modification based on the guidance in ASC 470-50. In connection with the replacement of the 2017 Senior Secured Credit Facility, the Company recorded a debt extinguishment charge of $152 for the write-off of deferred financing costs, which was recorded in interest expense in the consolidated statements of operations. The Senior Secured Credit Facility, as amended on February 18, 2020 in connection with our offering of Exchangeable Notes, consists of a $275,000 revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to $50,000 in the aggregate (subject to the receipt of additional commitments for any such incremental loan amounts). The Senior Secured Credit Facility accrues interest at LIBOR (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) plus an applicable margin of 2.25% to 3.25% (3.25% as of September 30, 2020), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%), plus an applicable margin of 0.25% to 1.25% (1.25% as of September 30, 2020), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires the Company to pay unused commitment fees of 0.15% to 0.30% (0.30% as of September 30, 2020) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00, (ii) a maximum total leverage ratio of 5.00 to 1.00, provided, that for each of the four fiscal quarters immediately following a qualified acquisition (each a “Leverage Increase Period”), the required ratio set forth above may be increased by up to 0.25, subject to certain limitations and (iii) a maximum consolidated senior secured leverage ratio of 3.25 to 1.00, provided, that for each Leverage Increase Period, the consolidated senior leverage ratio may be increased by up to 0.25, subject to certain limitations. The maturity date of the Senior Secured Credit Facility is May 9, 2024. As of September 30, 2020, there was $275,000 available for borrowing under the revolving credit facility, subject to the financial covenants.
The Senior Secured Credit Facility is secured by substantially all assets of the Company. The lenders under the Senior Secured Credit Facility hold senior rights to collateral and principal repayment over all other creditors.
The provisions of the Senior Secured Credit Facility place certain restrictions and limitations upon the Company. These include, among others, restrictions on liens, investments, indebtedness, fundamental changes and dispositions; maintenance of certain financial ratios; and certain non-financial covenants pertaining to the activities of the Company during the period covered. The Company was in compliance with such covenants as of September 30, 2020. In addition, the Senior Secured Credit Facility restricts the Company's ability to make dividends or other distributions to the holders of the Company's equity. The Company is permitted to (i) make cash distributions to the holders of the Company's equity in order to pay taxes incurred by owners of equity in i3 Verticals, LLC, by reason of such ownership, (ii) move intercompany cash between subsidiaries that are joined to the Senior Secured Credit Facility, (iii) repurchase equity from employees, directors, officers or consultants in an

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
aggregate amount not to exceed $3,000 per year, (iv) make certain payments in connection with the Tax Receivable Agreement, and (v) make other dividends or distributions in an aggregate amount not to exceed 5% of the net cash proceeds received from any additional common equity issuance. The Company is also permitted to make non-cash dividends in the form of additional equity issuances. Each subsidiary may make ratable distributions to persons that own equity interests in such subsidiary. All other forms of dividends or distributions are prohibited under the Senior Secured Credit Facility.
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
Debt issuance costs
During the year ended September 30, 2020, the Company capitalized $4,212 in connection with the issuance of the Exchangeable Notes, the Note Hedge Transactions and the Warrants and in connection with entering into the second amendment to the Senior Secured Credit Facility. During the year ended September 30, 2019, the Company incurred debt issuance costs totaling $1,245 in connection with the issuance of long-term debt. The debt issuance costs are being amortized over the related term of the debt using the effective interest rate method, and are presented net against long-term debt in the consolidated balance sheets. The amortization of debt issuance costs is included in interest expense and amounted to approximately $758, $721 and $1,072 during the years ended September 30, 2020, 2019 and 2018, respectively.

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

	Year ended September 30,
	2020	2019	2018
Current:
Federal tax (benefit) expense	$(34)	$220	$668
State tax expense	446	189	351
Deferred:
Federal tax benefit	(3,018)	(487)	(685)
State tax (benefit) expense	(189)	(99)	3
Income tax (benefit) expense	$(2,795)	$(177)	$337

A reconciliation of income tax expense from operations computed at the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended September 30,
	2020		2019		2018
Expected U.S. federal income taxes at statutory rate	$(792)	21.0%	$81	21.0%	$(1,139)	24.6%
Partnership income not taxed at federal level	85	(2.3)%	(1,007)	(260.9)%	294	(6.4)%
Valuation allowance	(2,694)	71.4%	251	65.0%	965	(20.9)%
State and local income taxes, net of federal benefit	244	(6.5)%	104	26.9%	295	(6.4)%
Nondeductible expenses and other permanent items	496	(13.1)%	582	150.8%	66	(1.4)%
Revaluation of debt and other debt transaction differences	222	(5.9)%	(189)	(49.0)%	332	(7.2)%
Federal tax rate change	—	—%	—	—%	(471)	10.2%
Change in liability for uncertain tax positions	108	(2.9)%	—	—%	—	—%
Federal tax credits	(431)	11.4%	—	—%	—	—%
Other	(33)	0.9%	1	0.3%	(5)	0.1%
Income tax (benefit) expense	$(2,795)	74.1%	$(177)	(45.9)%	$337	(7.3)%

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities. Net deferred taxes spanning multiple jurisdictions as of September 30, 2020 and 2019 were as follows:

	September 30,
	2020	2019
Deferred tax assets:
Investment in partnership	$47,897	$40,880
Stock-based compensation	1187	811
Deferred revenue	525	564
Accrued expenses	181	110
Net operating loss carryforwards	10,969	6,360
Section 163j carryforward	2,498	2,006
Federal tax credits	901	—
Other	73	42
Gross deferred tax assets	64,231	50,773
Valuation allowance	(20,230)	(16,609)

Deferred tax liabilities:
Intangible assets	$(9,167)	$(6,257)
Other	(291)	(285)
Net deferred tax asset	$34,543	$27,622

Federal net operating loss carryforwards as of September 30, 2020 were $26,984 and federal tax credits were $901, resulting in a deferred tax benefit of $6,568. The federal net operating loss carryforwards will begin to expire in 2034 and the federal tax credits will begin to expire in 2033. The use of federal net operating losses and credits are limited to the future taxable income of separate legal entities. As a result, a valuation allowance of $388 has been provided for certain federal deferred tax assets, an increase of $383 during the year ended September 30, 2020. State net operating loss carryforwards as of September 30, 2020 totaled $81,827, resulting in a deferred tax benefit of $5,302. The state net operating loss carryforwards will begin to expire in 2024. The use of certain state net operating losses are limited to future taxable earnings of separate legal entities. As a result, a valuation allowance of $3,571 has been provided for state loss carryforwards, an increase of $1,094 during the year ended September 30, 2020. The Company also considered a valuation allowance on its $47,897 outside basis of investment in i3 Verticals, LLC deferred tax benefit as of September 30, 2020. The Company has recorded a valuation allowance of $16,271 against the portion of the deferred tax benefit that is capital in nature, resulting in an increase in valuation allowance of $2,143 during the year ended September 30, 2020. Management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
The components of the Company’s liability for uncertain tax benefits are as follows:

Gross unrecognized tax benefits as of September 30, 2019	$—
Increase in current year tax positions	108
Increase in prior year tax positions	76
Gross unrecognized tax benefits as of September 30, 2020	$184
As of September 30, 2020 and 2019, the Company had accrued interest of $7 and $0, respectively, and no accrued penalties in either period related to uncertain tax positions. It is the Company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense. The Company is no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2016. As of September 30, 2020 and 2019, there were unrecognized tax benefits of $184 and $0 that if recognized would affect the annual effective tax rate.
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
During the year ended September 30, 2020, the Company acquired an aggregate of 1,021,016 common units of i3 Verticals, LLC in connection with the redemption of common units, which resulted in an increase in the tax basis of our investment in i3 Verticals, LLC subject to the provisions of the Tax Receivable Agreement. As a result of these exchanges, during the year ended September 30, 2020, the Company recognized an increase to its net deferred tax assets in the amount of $6,307, and corresponding Tax Receivable Agreement liabilities of $5,361, representing 85% of the tax benefits due to the Continuing Equity Owners.
The deferred tax asset and corresponding Tax Receivable Agreement liability balances were $31,626 and $27,565, respectively, as of September 30, 2020.
Payments to the Continuing Equity Owners related to exchanges through September 30, 2020 will range from $0 to $2,460 per year and are expected to be paid over the next 25 years. The amounts recorded as of September 30, 2020, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

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
The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, other assets, accounts payable, and accrued expenses, approximated their fair values as of September 30, 2020 and 2019, because of the relatively short maturity dates on these instruments. The carrying amount of debt approximates fair value as of September 30, 2020 and 2019, because interest rates on these instruments approximate market interest rates.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
The Company has no Level 1 or Level 2 financial instruments measured at fair value on a recurring basis. The following tables present the changes in the Company's Level 3 financial instruments that are measured at fair value on a recurring basis.

Accrued Contingent Consideration
Balance at September 30, 2018	$5,999
Contingent consideration accrued at time of business combination	13,032
Change in fair value of contingent consideration included in Operating expenses	3,389
Contingent consideration paid	(4,194)
Balance at September 30, 2019	$18,226

Contingent consideration accrued at time of business combination	4,748
Change in fair value of contingent consideration included in Operating expenses	(1,409)
Contingent consideration paid	(8,531)
Balance at September 30, 2020	$13,034
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
Approximately $10,062 and $10,223 of contingent consideration was recorded in accrued expenses and other current liabilities as of September 30, 2020 and 2019, respectively. Approximately $2,972 and $8,003 of contingent consideration was recorded in other long-term liabilities as of September 30, 2020 and 2019, respectively.
Disclosure of Fair Values
The Company's financial instruments that are not remeasured at fair value include the Exchangeable Notes (see Note 9). The Company estimates the fair value of the Exchangeable Notes through consideration of quoted market prices of similar instruments, classified as Level 2 as described above. The estimated fair value of the Exchangeable Notes was $102,064 as of September 30, 2020.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
12. EQUITY-BASED COMPENSATION
A summary of equity-based compensation expense recognized during the years ended September 30, 2020, 2019 and 2018 is as follows:

	Year ended September 30,
	2020	2019	2018
TRA non-participation compensatory shares	$—	$—	$741
Stock options	10,452	6,124	826
Equity-based compensation expense	$10,452	$6,124	$1,567
Amounts are included in general and administrative expense on the consolidated statements of operations. Income tax benefits of $604 and $160 were recognized related to equity-based compensation during the years ended September 30, 2020 and 2019, respectively. No income tax benefits were recognized related to equity-based compensation during the year ended September 30, 2018.
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
Stock Options
In May 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) under which the Company may grant up to 3,500,000 stock options and other equity-based awards to employees, directors and officers. The number of shares of Class A common stock available for issuance under the 2018 Plan includes an annual increase on the first day of each year, beginning with the 2019 calendar year, equal to 4.0% of the outstanding shares of all classes of the Company's common stock as of the last day of the immediately preceding calendar year, unless the Company’s board of directors determines prior to the last trading day of December of the immediately preceding calendar year that the increase shall be less than 4%. As of September 30, 2020, there were 205,151 options available to grant under the 2018 Plan.
The fair value of stock option awards during the years ended September 30, 2020, and 2019, and from June 20, 2018 through September 30, 2018 was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	September 30, 2020	September 30, 2019
Expected volatility(1)	28.5%	26.7%
Expected dividend yield(2)	—%	—%
Expected term(3)	6 years	6 years
Risk-free interest rate(4)	1.2%	2.5%
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

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
A summary of stock option activity for the year ended September 30, 2020 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	4,240,695	$18.33
Granted	1,438,900	30.37
Exercised	(331,141)	15.85
Forfeited	(137,888)	21.56
Outstanding at end of period	5,210,566	$21.73
The weighted-average grant date fair value of stock options granted during the year ended September 30, 2020 was $9.07. As of September 30, 2020, there were 5,210,566 stock options outstanding, of which 1,686,957 were exercisable. As of September 30, 2020, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $18,620, which is expected to be recognized over a weighted-average period of 1.9 years. The Company's policy is to account for forfeitures of stock-based compensation awards as the occur. The total fair value of stock options that vested during the year ended September 30, 2020 was $8,100.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
14. COMMITMENTS AND CONTINGENCIES
Leases
The Company utilizes office space and equipment under operating leases. Rent expense under these leases amounted to $2,820, $2,302 and $1,555 during the years ended September 30, 2020, 2019 and 2018, respectively.
A summary of approximate future minimum payments under these leases as of September 30, 2020 is as follows:

Years ending September 30:
2021	$2,726
2022	2,397
2023	2,096
2024	1,469
2025	968
Thereafter	1,221
Total	$10,877
Minimum Processing Commitments
The Company has non-exclusive agreements with several processors to provide its services related to transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Certain of these agreements require the Company to submit a minimum monthly number of transactions for processing. If the Company submits a number of transactions that is lower than the minimum, it is required to pay to the processor the fees it would have received if it had submitted the required minimum number of transactions. As of September 30, 2020, such minimum fee commitments were as follows:

Years ending September 30:
2021	$3,334
2022	2,818
2023	2,645
2024	450
2025	—
Thereafter	—
Total	$9,247
Loan to Third Party Sales Organization
The Company has entered into an agreement as of March 2020, as amended in October 2020, to provide a secured loan to a third party sales organization of up to $3,500 in the future, dependent on their achievement of certain financial metrics. Additionally, the Company has conditionally committed to a future buyout of the third party's business at the earlier of (a) the 60th day following the date upon which the founder of the third party sales organization dies or becomes disabled or (b) the 60th day following July 1, 2023. The buyout amount is dependent on certain financial metrics but is capped at $29,000, which would be net of repayment of the secured loans. The buyout also contains certain provisions to provide additional consideration of up to $9,000, in the aggregate, to be paid based on the achievement of specified financial performance targets, following the buyout. As the eventual financial metrics are not known, the amount of the buyout transaction as well as the additional consideration are not able to be estimated at this time.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
As of September 30, 2020, such knowable loan commitments, dependent on the third party sales organization's achievement of certain financial metrics, were $3,500 for fiscal year 2021.
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

15. RELATED PARTY TRANSACTIONS
Related parties held $6,158 of the Company’s Junior Subordinated Notes as of September 30, 2017. As described Note 9, in connection with the Company's IPO and as part of the Reorganization Transactions, $924 of the Junior Subordinated Notes held by related parties was converted to newly issued shares of the Company's Class A common stock. Also in June 2018, the remaining $5,234 of the Junior Subordinated Notes held by related parties were repaid with proceeds from the Company's IPO. Interest expense to related parties for the Company’s Junior Subordinated Notes amounted to $457 during the year ended September 30, 2018.
All lenders party to the Company’s Mezzanine Notes are considered related parties, through their ownership interest in the Company and affiliated director relationships. Outstanding Mezzanine Notes payable to related parties amounted to $10,500 as of September 30, 2017. In June 2018, the Mezzanine Notes were repaid in full with proceeds from the Company's IPO. Interest expense to related parties for the Company’s Mezzanine Notes amounted to $952 during the year ended September 30, 2018.
In April 2016, the Company entered into a purchase agreement to purchase certain assets of Axia, LLC. On April 29, 2016, the Company entered into a Processing Services Agreement (the “AxiaMed Agreement”) with Axia

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
Technologies, LLC (which has since been incorporated as Axia Technologies, Inc., doing business as AxiaMed (“AxiaMed”)), an entity controlled by the previous owner of Axia, LLC. Under the AxiaMed Agreement, the Company agreed to provide processing services for certain merchants as designated by AxiaMed from time to time. In accordance with ASC 606, revenue from the processing services is recognized net of interchange, residual expense and other fees. The Company earned net revenues related to the AxiaMed Agreement of $95, $81 and $53 during the years ended September 30, 2020, 2019 and 2018 respectively. i3 Verticals, LLC, the Company's CEO and Clay Whitson, the Company's CFO, own 2.0%, 10.5% and 0.4%, respectively, of the outstanding equity of Axia Tech.
In connection with our IPO, we entered into a Tax Receivable Agreement with certain non-controlling interest holders that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that it actually realizes, or in some circumstances, is deemed to realize in its tax reporting, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of Common Units of i3 Verticals, LLC for Class A common stock of i3 Verticals, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. See Note 10 for further information. As of September 30, 2020, the total amount due under the Tax Receivable Agreement was $27,565.

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
The Merchant Services segment provides comprehensive payment solutions to businesses and organizations. The Merchant Services segment includes third-party integrated payment solutions as well as merchant of record payment services across the Company's strategic vertical markets.
The Proprietary Software and Payments segment delivers solutions, including embedded payments, to the Company's clients through company-owned software. Payments are delivered through both the payment facilitator model and the traditional merchant processing model.
The Other category includes corporate overhead expenses, when presenting reportable segment information.
Effective July 1, 2020, the Company reassigned a component from the Proprietary Software and Payments segment to the Merchant Services segment to better align the Company's segments with its business operations.
The prior period comparatives reflected in the tables below have been retroactively adjusted to reflect the Company's current segment presentation.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
The Company primarily uses processing margin to measure operating performance. The following is a summary of reportable segment operating performance for the years ended September 30, 2020, 2019 and 2018.

	As of and for the Year ended September 30, 2020
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$100,949	$50,953	$(1,768)	$150,134

Operating expenses
Other costs of services	43,940	5,057	(1,767)	47,230
Selling general and administrative	26,376	28,187	23,760	78,323
Depreciation and amortization	11,796	5,723	698	18,217
Change in fair value of contingent consideration	(4,691)	3,282	—	(1,409)
Income (loss) from operations	$23,528	$8,704	$(24,459)	$7,773

Processing margin(1)	$78,627	$46,483	$(1,758)	$123,352
Total assets	$206,769	$139,107	$57,650	$403,526
Goodwill	$115,982	$71,023	$—	$187,005
__________________________
1.Processing margin is equal to revenue less other costs of services. $21,618, $587 and $(1,757) of residual expense, a component of other costs of services, are added back to the Merchant Services segment, Proprietary Software and Payments segment, and Other category, respectively.

	As of and for the Year ended September 30, 2019
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$338,968	$37,339	$—	$376,307

Operating expenses
Interchange and network fees	236,170	6,697	—	242,867
Other costs of services	41,487	2,750	—	44,237
Selling general and administrative	27,275	17,059	18,526	62,860
Depreciation and amortization	12,221	3,790	553	16,564
Change in fair value of contingent consideration	(477)	3,866	—	3,389
Income (loss) from operations	$22,292	$3,177	$(19,079)	$6,390

Processing margin(1)	$78,369	$28,497	$—	$106,866
Total assets	$216,420	$99,420	$33,462	$349,302
Goodwill	$117,334	$50,950	$—	$168,284
__________________________
1.Processing margin is equal to revenue less interchange and network fees, less other costs of services. $17,058, $605 and $0 of residual expense, a component of other costs of services, are added back to the Merchant Services segment, Proprietary Software and Payments segment, and Other category, respectively.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)

	As of and for the Year ended September 30, 2018
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$303,692	$19,819	$(3)	$323,508

Operating expenses
Interchange and network fees	209,705	4,838	—	214,543
Other costs of services	38,563	1,752	(1)	40,314
Selling general and administrative	23,716	7,177	9,692	40,585
Depreciation and amortization	9,736	1,896	207	11,839
Change in fair value of contingent consideration	2,103	1,763	—	3,866
Income (loss) from operations	$19,869	$2,393	$(9,901)	$12,361

Processing margin(1)	$69,449	$13,733	$(2)	$83,180
Total assets	$143,792	$26,524	$4,826	$175,142
Goodwill	$70,936	$13,018	$—	$83,954
__________________________
1.Processing margin is equal to revenue less interchange and network fees, less other costs of services. $14,025, $504 and $0 of residual expense, a component of other costs of services, are added back to the Merchant Services segment, Proprietary Software and Payments segment, and Other category, respectively.

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
As of September 30, 2020, and 2019, respectively, i3 Verticals, Inc. owned 18,864,143 and 14,444,115 of i3 Verticals, LLC's Common Units, representing a 61.3% and 52.8% economic ownership interest in i3 Verticals, LLC.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
The following table summarizes the impact on equity due to changes in the Company's ownership interest in i3 Verticals, LLC:

	Year ended September 30,
	2020	2019	2018
Net (loss) income attributable to non-controlling interest	$(560)	$3,608	$1,937
Transfers to (from) non-controlling interests:
Allocation of equity to non-controlling interests arising from the reorganization transactions and IPO	—	—	70,960
Distributions to non-controlling interest holders	(3)	(2,060)	—
Redemption of common units in i3 Verticals, LLC	(5,080)	(12,077)	—
Adjustment related to prior periods	2,730	—	—
Cumulative effect of adoption of new accounting standard	640	—	—
Allocation of equity to non-controlling interests	24,495	—	—
Net transfers to (from) non-controlling interests	22,782	(14,137)	70,960
Change from net income attributable to non-controlling interests and transfers to (from) non-controlling interests	$22,222	$(10,529)	$72,897
During the year ended September 30, 2020, the Company corrected for immaterial misstatements of equity between the Company and non-controlling interest related to its June 2019 Secondary Public Offering by increasing non-controlling interest and reducing additional paid-in capital. This adjustment related to immaterial errors associated with the ownership percentage change used in the underlying calculation giving effect to the offering.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Year ended September 30,
	2020	2019	2018
Basic net (loss) income per share:
Numerator
Net (loss) income(1)	$(979)	$563	$2,673
Less: Net (loss) income attributable to non-controlling interests	(560)	3,608	1,937
Net (loss) income attributable to Class A common stockholders	$(419)	$(3,045)	$736
Denominator
Weighted average shares of Class A common stock outstanding(2)	14,833,378	10,490,981	8,812,630
Basic net (loss) income per share(3)	$(0.03)	$(0.29)	$0.08

Dilutive net (loss) income per share(3):
Numerator
Net (loss) income attributable to Class A common stockholders	$(419)		$736
Reallocation of net (loss) income assuming conversion of common units(5)	(422)		1,464
Net (loss) income attributable to Class A common stockholders - diluted	$(841)		$2,200
Denominator
Weighted average shares of Class A common stock outstanding(2)(4)	14,833,378		8,812,630
Weighted average effect of dilutive securities	12,596,423		18,061,248
Weighted average shares of Class A common stock outstanding - diluted	27,429,801		26,873,878
Diluted net (loss) income per share	$(0.03)		$0.08
____________________
1.Basic and diluted earnings per Class A common stock is presented only for the period after the Company’s Reorganization Transactions. As such, net income used in the calculation for the year ended September 30, 2018 represents the net income attributable to Class A common stockholders for the period from June 25, 2018 through September 30, 2018.
2.Excludes 204,969, 282,801 and 299,412 shares of restricted Class A common stock for the years ended September 30, 2020, 2019 and 2018, respectively.
3.For the year ended September 30, 2019, all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted earnings per share of Class A common stock:
a.15,856,855 shares of weighted average Class B common stock for the year ended September 30, 2019, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive,
b.626,500 options to purchase shares of Class A common stock for the year ended September 30, 2019, were excluded because the exercise price of these options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.1,009,858 shares of Class A common stock for the year ended September 30, 2019, resulting from estimated stock option exercises as calculated by the treasury stock method, and 282,801 shares of restricted Class A common stock for the year ended September 30, 2019 were excluded because the effect of including them would have been anti-dilutive.
4.For the year ended September 30, 2020, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted earnings per share of Class A common stock:
a.1,327,500 options to purchase shares of Class A common stock for the year ended September 30, 2020, were excluded because the exercise price of these options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
b.1,179,538 shares of Class A common stock for the year ended September 30, 2020, resulting from estimated stock option exercises as calculated by the treasury stock method, and 204,969 shares of restricted Class A common stock for the year ended September 30, 2020 were excluded because the effect of including them would have been anti-dilutive.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
5.The reallocation of net income assuming conversion of common units represents the tax effected net income attributable to non-controlling interest using the effective income tax rates described in Note 10 above and assuming all common units of i3 Verticals, LLC were exchanged for Class A common stock at the beginning of the year. The common units of i3 Verticals, LLC held by the Continuing Equity Owners are potentially dilutive securities, and the computations of pro forma diluted net income per share assume that all common units of i3 Verticals, LLC were exchanged for shares of Class A common stock at the beginning of the year.
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
The Warrants sold in connection with the issuance of the Exchangeable Notes are considered to be dilutive when the average price of the Company's Class A common stock during the period exceeds the Warrants' stock price of $62.88 per share. The effect of the additional shares that may be issued upon exercise of the Warrants will be included in the weighted average shares of Class A common stock outstanding—diluted using the treasury stock method. The Note Hedge Transactions purchased in connection with the issuance of the Exchangeable Notes are considered to be anti-dilutive and therefore do not impact our calculation of diluted net income per share. Refer to Note 9 for further discussion regarding the Exchangeable Notes.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
19. SIGNIFICANT NON-CASH TRANSACTIONS
The Company engaged in the following significant non-cash investing and financing activities during the years ended September 30, 2020, 2019, and 2018:

	Year ended September 30,
	2020	2019	2018
Common Units issued as part of acquisitions' purchase consideration (Note 4)	$—	$—	$104
Restricted Class A common stock issued as part of acquisitions' purchase consideration (Note 4)	$—	$225	$550
Acquisition date fair value of contingent consideration in connection with business combinations	$4,748	$13,032	$2,084
Replacement of the 2016 Senior Secured Credit Facility with the 2017 Senior Secured Credit Facility	$—	$—	$87,525
Replacement of the 2017 Senior Secured Credit Facility with the Senior Secured Credit Facility	$—	$100,229	$—
Mezzanine Notes net settled with Mezzanine Warrant exercises	$—	$—	$14
Unsecured notes payable to related and unrelated creditors net settled with Junior Subordinated Notes Warrants	$—	$—	$2,565
Settlement of warrant liability with equity as a result of Mezzanine Warrant exercise	$—	$—	$9,253
Preferred return on Redeemable Class A Units	$—	$—	$552
Preferred return on Class A Units	$—	$—	$2,522
Debt issuance costs financed with proceeds from the 2017 Senior Secured Credit Facility	$—	$—	$904
Debt issuance costs and accrued interest financed with proceeds from the 2019 Senior Secured Credit Facility	$—	$1,271	$—
Conversion of notes payable to related and unrelated creditors to Class A common stock	$—	$—	$8,054

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
20. QUARTERLY INFORMATION (UNAUDITED)
The tables below present summarized unaudited quarterly results of operations for the years ended September 30, 2020 and 2019. Management believes that all necessary adjustments have been included in the amounts stated below for a fair presentation of the results of operations for the periods presented when read in conjunction with the consolidated financial statements for the years ended September 30, 2020 and 2019. Results of operations for a particular quarter are not necessarily indicative of results of operations for an annual period and are not predictive of future periods.

	Quarter ended
	December 31,	March 31,	June 30,	September 30,
Fiscal Year 2019:
Revenue	$84,868	$85,394	$97,483	$108,562
Income (loss) from operations	$3,530	$(203)	$1,194	$1,869
Income (loss) before income taxes	$2,616	$(1,358)	$(724)	$(148)
Net income (loss) attributable to i3 Verticals, Inc.	$178	$(1,102)	$(1,191)	$(930)
Basic earnings (loss) per share attributable to i3 Verticals, Inc.(1)	$0.02	$(0.12)	$(0.12)	$(0.07)
Diluted earnings (loss) per share attributable to i3 Verticals, Inc.(2)(4)	$0.02	$(0.12)	$(0.12)	$(0.07)
Fiscal Year 2020:
Revenue	$41,111	$39,178	$31,573	$38,272
Income from operations	$4,097	$2,041	$437	$1,198
Income (loss) before income taxes	$2,083	$(143)	$(2,815)	$(2,899)
Net (loss) income attributable to i3 Verticals, Inc.	$(149)	$737	$(356)	$(651)
Basic (loss) earnings per share attributable to i3 Verticals, Inc.(1)	$(0.01)	$0.05	$(0.02)	$(0.04)
Diluted (loss) earnings per share attributable to i3 Verticals, Inc.(3)(4)	$(0.01)	$0.05	$(0.02)	$(0.06)
____________________
1.Basic (loss) earnings per share excludes 295,405, 277,758, 285,433 and 271,881 shares of restricted Class A common stock from the calculation for the quarters ended December 31, 2018, March 31, 2019, June 30, 2019, and September 30, 2019, respectively, and 232,828, 215,564, 193,709 and 94,577 shares of restricted Class A common stock from the calculation for the quarters ended December 31, 2019, March 31, 2020, June 30, 2020, and September 30, 2020, respectively.
2.For the quarters ended December 31, 2018, and March 31, June 30, and September 30, 2019, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted earnings per share of Class A common stock:
a.17,213,806, 17,112,164, 16,184,026 and 12,921,637 shares of weighted average Class B common stock for the quarters ended December 31, 2018, and March 31, June 30, and September 30, 2019, respectively, along with the reallocation of net income assuming conversion of these shares, were excluded from the calculation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive,
b.754,750, 30,500, 443,000 and 446,000 options to purchase shares of Class A common stock for the quarters ended December 31, 2018, and March 31, June 30, and September 30, 2019, respectively, were excluded because the exercise price of these options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.1,012,916, 1,188,987 and 1,131,760 shares of Class A common stock for the quarters ended March 31, June 30, and September 30, 2019, respectively, resulting from estimated stock option exercises as calculated by the treasury stock method, and 277,758, 285,433 and 271,881 shares of restricted Class A common stock for the quarters ended March 31, June 30, and September 30, 2019, respectively, were excluded because the effect of including them would have been anti-dilutive.
3.For the quarters ended December 31, 2019, and March 31, June 30, and September 30, 2020, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted earnings per share of Class A common stock:
a.12,921,637, 12,769,568 and 12,404,368 shares of weighted average Class B common stock for the quarters ended December 31, 2019, and March 31, and June 30, 2020, respectively, along with the reallocation of net income assuming conversion of these shares, were excluded from the calculation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive,
b.689,500, 959,000, 1,498,000 and 1,297,500 options to purchase shares of Class A common stock for the quarters ended December 31, 2019, and March 31, June 30, and September 30, 2020, respectively, were excluded because the exercise price

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except warrant, unit, share and per share amounts)
of these options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.976,594, 1,127,509 and 1,225,697 shares of Class A common stock for the quarters ended December 31, 2019, and June 30, and September 30, 2020, respectively, resulting from estimated stock option exercises as calculated by the treasury stock method, and 232,828, 193,709 and 94,577 shares of restricted Class A common stock for the quarters ended December 31, 2019, and June 30, and September 30, 2020, respectively, were excluded because the effect of including them would have been anti-dilutive.
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

21. SUBSEQUENT EVENTS
Recent Acquisitions
Subsequent to September 30, 2020, the Company completed the acquisition of four businesses. The first acquisition is within the Company’s Public Sector vertical and provides software services to public safety and law enforcement customers. The second acquisition is within the Company’s Healthcare vertical and offers medical billing and other software. The third acquisition offers proprietary technology that will augment the Company’s existing platform across several verticals. The final acquisition sells a combination of proprietary and third-party software, which eliminates paper-based systems by creating integrated electronic workflows for courts and government agencies. Total purchase consideration for the four businesses included $59,600 in cash and revolving line of credit proceeds, and an amount of contingent consideration, which is still being valued.
Certain provisions in the purchase agreements provide for additional consideration of up to $30,200, in the aggregate, to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreements, through no later than April 2023. The Company is in process of determining the acquisition date fair values of the liabilities for the contingent consideration based on discounted cash flow analyses. In each subsequent reporting period, the Company will reassess its current estimates of performance relative to the targets and adjust the contingent liabilities to their fair values through earnings.
The effect of three of the acquisitions will be included in the consolidated statements of operations beginning October 1, 2020. The effect of the fourth acquisition will be included in the consolidated statements of operations beginning November 1, 2020.
The Company is still evaluating the allocations of the preliminary purchase consideration and pro forma results of operations.

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
Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on such assessment our management has concluded that, as of September 30, 2020, our internal control over financial reporting is effective based on those criteria.
This annual report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit emerging growth companies, which we are, to provide only management's report in this annual report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal year ended September 30, 2020 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2021 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2020.
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

Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2021 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2021 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2021 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2020.

Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2021 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2020.

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
(a)(3) Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
2.1#	Membership Interest Purchase Agreement, dated April 3, 2019, by and among, i3 Verticals, LLC, i3-Bearcat, LLC, NTD Holdings, Inc., GH Holdco, Inc. and David Graves and Tory Humphries	8-K	001-38532	2.1	4/8/19

2.2#	Agreement and Plan of Merger, dated May 31, 2019, by and among i3-SDCR, Inc., as buyer, i3 Merger Sub, Inc., i3 Verticals, LLC, as guarantor, Pace Payment Systems, Inc. and 3S Advisors, LLC, as representative	8-K	001-38532	2.1	6/3/19

3.1	Amended and Restated Certificate of Incorporation of i3 Verticals, Inc.	8-K	001-38532	3.1	6/25/18

3.2	Amended and Restated Bylaws of i3 Verticals, Inc.	8-K	001-38532	3.2	6/25/18

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1	333-225214	4.1	5/25/18

4.2	Description of Securities	10-K	001-38532	4.2	11/22/19

4.3	Indenture, dated February 18, 2020, among i3 Verticals, LLC, i3 Verticals, Inc. as guarantor and U.S. Bank National Association	8-K	001-38532	4.1	2/19/20

4.4	Form of 1.00% Exchangeable Senior Notes due 2025 (included in Exhibit 4.3 above)	8-K	001-38532	4.2	2/19/20

10.1	Form of Tax Receivable Agreement	S-1	333-225214	10.2	5/25/18

10.2	Form of Registration Rights Agreement	S-1	333-225214	10.3	5/25/18

10.3	Limited Liability Company Agreement of i3 Verticals, LLC	8-K	001-38532	10.3	6/25/18

10.4	Plan Administration Agreement, dated June 25, 2018, by and between i3 Verticals, Inc. and i3 Verticals, LLC	8-K	001-38532	10.4	6/25/18

10.5#	Amended and Restated Credit Agreement, dated as of May 9, 2019, among i3 Verticals, LLC, the guarantor and lender parties thereto and Bank of America, N.A., as administrative agent	8-K	001-38532	10.1	5/13/19

10.6#	Security and Pledge Agreement, dated as of May 9, 2019, among i3 Verticals, LLC, as borrower, the Obligors thereto, and Bank of America, N.A., as administrative agent	8-K	001-38532	10.2	5/13/19

10.7	First Amendment to the Amended and Restated Credit Agreement, dated as of June 26, 2019, among i3 Verticals, LLC, the guarantor and lender parties thereto and Bank of America, N.A., as administrative agent	10-Q	001-38532	10.3	8/13/19

10.8+	i3 Verticals, LLC Amended & Restated Equity Incentive Plan, dated November 29, 2016	S-1	333-225214	10.21	5/25/18

10.9+	First Amendment to i3 Verticals, LLC Amended & Restated Equity Incentive Plan, dated October 31, 2017	S-1	333-225214	10.22	5/25/18

10.10+	Second Amendment to i3 Verticals, LLC Amended & Restated Equity Incentive Plan, dated May 7, 2018	S-1	333-225214	10.23	5/25/18

10.11+	2018 Equity Incentive Plan	S-1	333-225214	10.24	5/25/18

10.12+	Form of Restricted Stock Award Agreement under 2018 Equity Incentive Plan	S-1	333-225214	10.25	5/25/18

10.13+	Form of Stock Option Award Agreement under 2018 Equity Incentive Plan	S-1	333-225214	10.26	5/25/18

10.14+	Employment Agreement, effective as of May 5, 2014, by and between Charge Payment, LLC and Clay M. Whitson	S-1	333-225214	10.27	5/25/18

10.15+	Change in Control Agreement, dated as of May 10, 2017, by and between i3 Verticals, LLC and Paul Maple	S-1	333-225214	10.28	5/25/18

10.16+	Form of Indemnification Agreement	S-1	333-225214	10.29	5/25/18

10.17#	Second Amendment to the Amended and Restated Credit Agreement, dated as of May 9, 2019, by and among i3 Verticals, LLC, as the borrower, i3 Verticals, Inc. and certain Subsidiaries of i3 Verticals, Inc., as guarantors, the lenders party thereto, and Bank of America, N.A., as administrative agent for the lenders	8-K	001-38532	10.1	2/19/20

10.18	Registration Rights Agreement, dated February 18, 2020, among i3 Verticals, Inc. and BofA Securities, Inc.	8-K	001-38532	10.2	2/19/20

10.19	Form of Exchangeable Note Hedge Transaction Confirmation.	8-K	001-38532	10.3	2/19/20

10.20	Form of Warrant Transaction Confirmation	8-K	001-38532	10.4	2/19/20

10.21	i3 Verticals, Inc. 2020 Acquisition Equity Incentive Plan	8-K	001-38532	10.1	9/9/20

10.22	Form of Restricted Stock Award Agreement under i3 Verticals, Inc. 2020 Acquisition Equity Incentive Plan	8-K	001-38532	10.2	9/9/20

10.23	Form of Stock Option Award Agreement under 2020 Acquisition Equity Incentive Plan	8-K	001-38532	10.3	9/9/20

21.1*	List of subsidiaries of i3 Verticals, Inc.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

23.2*	Consent of BDO USA LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14a under the Securities Exchange Act of 1934. as amended

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

i3 Verticals, Inc.

		By:	/s/ Gregory Daily
Gregory Daily
Chief Executive Officer

Date:	November 23, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gregory Daily	Chief Executive Officer and Director	November 23, 2020
Gregory Daily	(Principal Executive Officer)

/s/ Clay Whitson	Chief Financial Officer and Director	November 23, 2020
Clay Whitson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Elizabeth Seigenthaler Courtney	Director	November 23, 2020
Elizabeth Seigenthaler Courtney

/s/ John Harrison	Director	November 23, 2020
John Harrison

/s/ Burton Harvey	Director	November 23, 2020
Burton Harvey

/s/ Timothy McKenna	Director	November 23, 2020
Timothy McKenna

/s/ David Morgan	Director	November 23, 2020
David Morgan

/s/ David Wilds	Director	November 23, 2020
David Wilds