Form 10-Q
period 2020-12-31
i3 Verticals, Inc.
filed 2021-02-09
CIK 1728688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of February 8, 2021, there were 21,234,992 outstanding shares of Class A common stock, $0.0001 par value per share, and 10,881,012 outstanding shares of Class B common stock, $0.0001 par value per share.

PART I. - FINANCIAL INFORMATION
Item 1.    Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,	September 30,
	2020	2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$10,879	$15,568
Accounts receivable, net	23,786	17,538
Settlement assets	84	—
Prepaid expenses and other current assets	9,747	4,869
Total current assets	44,496	37,975
Property and equipment, net	5,946	5,339
Restricted cash	8,569	5,033
Capitalized software, net	23,907	16,989
Goodwill	219,912	187,005
Intangible assets, net	132,824	109,233
Deferred tax asset	44,966	36,755
Operating lease right-of-use assets	10,560	—
Other assets	6,509	5,197
Total assets	$497,689	$403,526

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	6,348	3,845
Accrued expenses and other current liabilities	26,750	24,064
Settlement obligations	84	—
Deferred revenue	23,868	10,986
Current portion of operating lease liabilities	2,813	—
Total current liabilities	59,863	38,895
Long-term debt, less current portion and debt issuance costs, net	141,397	90,758
Long-term tax receivable agreement obligations	34,299	27,565
Operating lease liabilities, less current portion	8,309	—
Other long-term liabilities	12,388	6,140
Total liabilities	256,256	163,358
Commitments and contingencies (see Note 10)
Stockholders' equity
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2020 and September 30, 2020	—	—
Class A common stock, par value $0.0001 per share, 150,000,000 shares authorized; 20,004,771 and 18,864,143 shares issued and outstanding as of December 31, 2020 and September 30, 2020, respectively	2	2
Class B common stock, par value $0.0001 per share, 40,000,000 shares authorized; 10,881,012 and 11,900,621 shares issued and outstanding as of December 31, 2020 and September 30, 2020, respectively	1	1
Additional paid-in-capital	169,097	157,598
Accumulated deficit	(4,595)	(2,023)
Total stockholders' equity	164,505	155,578
Non-controlling interest	76,928	84,590
Total equity	241,433	240,168
Total liabilities and equity	$497,689	$403,526
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended December 31,
	2020	2019

Revenue	$43,313	$41,111

Operating expenses
Other costs of services	13,666	12,918
Selling general and administrative	24,962	19,287
Depreciation and amortization	5,092	4,655
Change in fair value of contingent consideration	1,904	154
Total operating expenses	45,624	37,014

(Loss) income from operations	(2,311)	4,097

Interest expense, net	2,029	2,014

(Loss) income before income taxes	(4,340)	2,083

(Benefit from) provision for income taxes	(219)	149

Net (loss) income	(4,121)	1,934

Net (loss) income attributable to non-controlling interest	(1,549)	2,083
Net loss attributable to i3 Verticals, Inc.	$(2,572)	$(149)

Net loss per share attributable to Class A common stockholders:
Basic	$(0.13)	$(0.01)
Diluted	$(0.13)	$(0.01)
Weighted average shares of Class A common stock outstanding:
Basic	19,129,056	14,233,785
Diluted	19,129,056	14,233,785
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2020	18,864,143	$2	11,900,621	$1	$157,598	$(2,023)	$84,590	$240,168
Equity-based compensation	—	—	—	—	3,441	—	—	3,441
Net loss	—	—	—	—	—	(2,572)	(1,549)	(4,121)
Redemption of common units in i3 Verticals, LLC	1,019,609	—	(1,019,609)	—	7,185	—	(7,185)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	1,257	—	—	1,257
Exercise of equity-based awards	121,019	—	—	—	688	—	—	688
Allocation of equity to non-controlling interests	—	—	—	—	(1,072)	—	1,072	—
Balance at December 31, 2020	20,004,771	$2	10,881,012	$1	$169,097	$(4,595)	$76,928	$241,433
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

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended December 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(4,121)	$1,934
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,092	4,655
Equity-based compensation	3,441	2,124
Provision for doubtful accounts	62	21
Amortization of debt discount and issuance costs	1,332	100
Amortization of capitalized customer acquisition costs	119	88
(Benefit from) provision for deferred income taxes	(219)	—
Non-cash lease expense	694	—
Increase in non-cash contingent consideration expense from original estimate	1,904	154
Changes in operating assets:
Accounts receivable	(1,094)	1,218
Prepaid expenses and other current assets	(1,976)	(847)
Other assets	(1,298)	(377)
Changes in operating liabilities:
Accounts payable	2,503	960
Accrued expenses and other current liabilities	(3,496)	(2,703)
Deferred revenue	7,870	178
Operating lease liabilities	(782)	—
Other long-term liabilities	6,038	(21)
Contingent consideration paid in excess of original estimates	(4,115)	—
Net cash provided by operating activities	11,954	7,484

Cash flows from investing activities:
Expenditures for property and equipment	(549)	(548)
Expenditures for capitalized software	(1,166)	(578)
Purchases of merchant portfolios and residual buyouts	—	(545)
Acquisitions of businesses, net of cash acquired	(59,595)	—
Acquisition of other intangibles	(19)	(111)
Net cash used in investing activities	(61,329)	(1,782)
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Three months ended December 31,
	2020	2019
Cash flows from financing activities:
Proceeds from revolving credit facility	88,255	31,283
Payments of revolving credit facility	(38,948)	(38,390)
Cash paid for contingent consideration	(1,736)	—
Proceeds from stock option exercises	851	472
Payments for employee's tax withholdings from net settled stock option exercises	(200)	—
Net cash provided by (used in) financing activities	48,222	(6,635)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,153)	(933)
Cash, cash equivalents, and restricted cash at beginning of period	20,601	3,200
Cash, cash equivalents, and restricted cash at end of period	$19,448	$2,267

Supplemental disclosure of cash flow information:
Cash paid for interest	$420	$1,971
Cash paid for income taxes	$—	$287
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
Public Offering
On September 15, 2020, the Company completed a public offering (the “September 2020 Public Offering”) of 3,737,500 shares of its Class A common stock, at a public offering price of $23.50 per share, which included a full exercise of the underwriters' option to purchase 487,500 additional shares of Class A Common Stock from the Company. The Company received approximately $83,400 of net proceeds, after deducting underwriting discounts and commissions, but before offering expenses. The Company used the net proceeds to purchase (1) 3,250,000 Common Units directly from i3 Verticals, LLC, and (2) 487,500 Common Units pursuant to the exercise of the underwriters' option to purchase additional shares in full and an equivalent number of Class B common stock (which shares were then canceled) from certain Continuing Equity Owners, in each case at a price per Common Unit equal to the price per share paid by the underwriters for shares of the Company's Class A common stock in the offering. i3 Verticals, LLC received $72,018 in net proceeds from the sale of Common Units to the Company, which it used to repay outstanding indebtedness.
•As of December 31, 2020, i3 Verticals, Inc. owned 64.8% of the economic interest in i3 Verticals, LLC.
•As of December 31, 2020, the Continuing Equity Owners owned Common Units in i3 Verticals, LLC representing approximately 35.2% of the economic interest in i3 Verticals, LLC, shares of Class A common stock in the Company representing approximately 0.8% of the economic interest and voting power in the Company, and shares of Class B common stock in i3 Verticals, Inc., representing approximately 35.2% of the voting power in the Company.
•The Continuing Equity Owners who own Common Units in i3 Verticals, LLC may redeem at each of their options (subject in certain circumstances to time-based vesting requirements) their Common Units for, at the election of i3 Verticals, LLC, cash or newly-issued shares of the Company's Class A common stock.
•Combining the Class A common stock and Class B common stock, the Continuing Equity Owners hold approximately 36.0% of the economic interest and voting power in i3 Verticals, Inc.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the reporting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the unaudited condensed consolidated financial statements of the Company and its subsidiaries as of December 31, 2020 and

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
for the three months ended December 31, 2020 and 2019. The results of operations for the three months ended December 31, 2020 and 2019 are not necessarily indicative of the operating results for the full year. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the Company's consolidated financial statements and related footnotes for the years ended September 30, 2020 and 2019, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020.
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
Settlement Assets and Obligations
Settlement assets and obligations result when funds are temporarily held or owed by the Company on behalf of merchants, consumers, schools, and other institutions. Timing differences, interchange expense, merchant reserves and exceptional items cause differences between the amount received from the card networks and the amount funded to counterparties. These balances arising in the settlement process are reflected as settlement assets and obligations on the accompanying consolidated balance sheets. With the exception of merchant reserves, settlement assets or settlement obligations are generally collected and paid within one to four days. As of December 31, 2020, settlement assets and settlement obligations were both $84. As of September 30, 2020, the Company had no settlement assets or settlement obligations.
Inventories
Inventories consist of point-of-sale equipment to be sold to clients and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Inventories were $1,460 and $1,309 at December 31, 2020 and September 30, 2020, respectively, and are included within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The operating results of an acquisition are included in the Company’s condensed consolidated statements of operations from the date of such acquisition. Acquisitions completed during the three months ended December 31, 2020 contributed $5,744 and $540 of revenue and net loss, respectively, to the Company's condensed consolidated statements of operations for the three months then ended.
Leases
The Company adopted ASU 2016-02, Leases, (“ASC 842”) on October 1, 2020, using the optional modified retrospective method under which the prior period financial statements were not restated for the new guidance. The Company elected the accounting policy practical expedients for all classes of underlying assets to (i) combine associated lease and non-lease components in a lease arrangement as a combined lease component and (ii) exclude recording short-term leases as right-of-use assets on the condensed consolidated balance sheets.
At contract inception the Company determines whether an arrangement is, or contains a lease, and for each identified lease, evaluates the classification as operating or financing. Leased assets and obligations are recognized at the lease commencement date based on the present value of fixed lease payments to be made over the term of the lease. Renewal and termination options are factored into determination of the lease term only if the option is reasonably certain to be exercised. The Company’s leases do not provide a readily determinable implicit interest rate and the Company uses its incremental borrowing rate to measure the lease liability and corresponding right-of-use asset. The incremental borrowing rate is a fully collateralized rate that considers the Company’s credit rating, market conditions and the term of the lease. The Company accounts for all components in a lease arrangement as a single combined lease component.
Operating lease cost is recognized on a straight-line basis over the lease term. Total lease costs include variable lease costs, which are primarily comprised of the consumer price index adjustments and other changes based on rates, such as costs of insurance and property taxes. Variable payments are expensed in the period incurred and not included in the measurement of lease assets and obligations.
Revenue Recognition and Deferred Revenue
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
The majority of the Company's revenue for the three months ended December 31, 2020 and 2019 is derived from volume-based payment processing fees (“discount fees”) and other related fixed transaction or service fees. The remainder is comprised of sales of software licensing subscriptions, ongoing support, and other POS-related solutions the Company provides to its clients directly and through its processing bank relationships.

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
The Company follows the requirements of ASC 606-10-55 Revenue from Contracts with Customers—Principal versus Agent Considerations, which states that the determination of whether a company should recognize revenue based on the gross amount billed to a client or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement. The determination of gross versus net recognition of revenue requires judgment that depends on whether the Company controls the good or service before it is transferred to the merchant or whether the Company is acting as an agent of a third party. The assessment is provided separately for each performance obligation identified. Under its agreements, the Company incurs interchange and network pass-through charges from the third-party card issuers and card networks, respectively, related to the provision of payment authorization services. The Company has determined that it is acting as an agent with respect to these payment authorization services, based on the following factors: (1) the Company has no discretion over which card issuing bank will be used to process a transaction and is unable to direct the activity of the merchant to another card issuing bank, and (2) interchange and card network rates are pre-established by the card issuers or card networks, and the Company has no latitude in determining these fees. Therefore, revenue allocated to the payment authorization performance obligation is presented net of interchange and card network fees paid to the card issuing banks and card networks, respectively.
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
Revenues are also derived from a variety of fixed transaction or service fees, including authorization fees, convenience fees, statement fees, annual fees, gateway fees, which are charged for accessing our payment and software solutions, and fees for other miscellaneous services, such as handling chargebacks. Revenues derived from service fees are recognized at the time the services are performed and there are no further performance obligations. Revenue from fixed transactions, which principally relate to the sale of equipment is recognized upon transfer of ownership and delivery to the client, after which there are no further performance obligations.
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
The tables below present a disaggregation of the Company's revenue from contracts with clients by product by segment. Refer to Note 12 for discussion of the Company's segments. The Company's products are defined as follows:
•Payments — Includes discount fees, gateway fees and other related fixed transaction or service fees.
•Other — Includes sales of software, sales of equipment, professional services and other revenues.

	For the Three Months Ended December 31, 2020
	Merchant Services	Proprietary Software and Payments	Other	Total
Payments revenue	$20,541	$5,497	$(426)	$25,612
Other revenue	4,429	13,279	(7)	17,701
Total revenue	$24,970	$18,776	$(433)	$43,313

	For the Three Months Ended December 31, 2019(1)
	Merchant Services	Proprietary Software and Payments	Other	Total
Payments revenue	$22,744	$6,036	$(408)	$28,372
Other revenue	5,495	7,246	(2)	12,739
Total revenue	$28,239	$13,282	$(410)	$41,111
________
1.Effective July 1, 2020, the Company reassigned a component from the Proprietary Software and Payments segment to the Merchant Services segment to better align the Company's business within its segments. Refer to Note 12 for further discussion. The prior period comparatives have been retroactively adjusted to reflect the Company's current segment presentation.

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

	For the Three Months Ended December 31, 2020
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue transferred over time	$18,011	$13,720	$(388)	$31,343
Revenue transferred at a point in time	6,959	5,056	(45)	11,970
Total revenue	$24,970	$18,776	$(433)	$43,313

	For the Three Months Ended December 31, 2019(1)
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue transferred over time	$19,817	$9,467	$(408)	$28,876
Revenue transferred at a point in time	8,422	3,815	(2)	12,235
Total revenue	$28,239	$13,282	$(410)	$41,111
________
1.Effective July 1, 2020, the Company reassigned a component from the Proprietary Software and Payments segment to the Merchant Services segment to better align the Company's business within its segments. Refer to Note 12 for further discussion. The prior period comparatives have been retroactively adjusted to reflect the Company's current segment presentation.
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
The following tables present the changes in deferred revenue as of and for the three months ended December 31, 2020 and 2019, respectively:

Balance at September 30, 2020	$11,054
Deferral of revenue	19,149
Recognition of unearned revenue	(6,234)
Balance at December 31, 2020	$23,969

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

Balance at September 30, 2019	$10,237
Deferral of revenue	5,389
Recognition of unearned revenue	(5,211)
Balance at December 31, 2019	$10,415
Costs to Obtain and Fulfill a Contract
The Company capitalizes incremental costs to obtain new contracts and contract renewals and amortizes these costs on a straight-line basis as an expense over the benefit period, which is generally the contract term, unless a commensurate payment is not expected at renewal. As of December 31, 2020 and 2019, the Company had $3,356 and $2,668, respectively, of capitalized contract costs, which relates to commissions paid to obtain new sales, included within "Prepaid expenses and other current assets” and “Other assets" on the condensed consolidated balance sheets. The Company recorded commissions expense related to these costs of $119 and $88 for the three months ended December 31, 2020 and 2019, respectively.
The Company expenses sales commissions as incurred for the Company's sales commission plans that are paid on recurring monthly revenues, portfolios of existing clients, or have a substantive stay requirement prior to payment.
Other Cost of Services
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In February 2016, the ASC 842 with amendments in 2018 and 2019. ASC 842 aims to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The amendments to ASC 842 are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. In November 2019, the FASB issued ASU No. 2019-10, which extends the effective date for adoption of ASC 842 for certain entities. In June 2020, the FASB issued ASU No. 2020-05, which further extends the effective date for adoption of ASC 842 for certain entities. As a result of the provisions in ASU No. 2020-05, and as the Company is an emerging growth company and has elected to use the extended transition period of such companies, the Company was not required to adopt ASC 842 until October 1, 2022. The Company elected to early adopt ASC 842 on October 1, 2020, using the optional modified retrospective transition method, under which the prior period financial statements were not restated for the new guidance.
The Company elected to apply the package of practical expedients whereby the Company did not reassess whether expired or existing leases contain a lease, did not reassess the lease classification for any expired or existing leases, and did not reassess initial direct costs for any existing leases. The Company further elected to account for lease and nonlease components in a lease arrangement as a combined lease component for all classes of leased assets. The Company also elected to apply the short-term lease exception practical expedient.
The adoption of ASC 842 resulted in the recognition of the right-of-use assets of $9,093 and the lease liabilities of $9,760 as of October 1, 2020. The adoption of ASC 842 also resulted in a reduction in existing prepaid expenses and other current assets of $202 and in accrued expenses and other current liabilities and other long-term liabilities of $869 as of October 1, 2020. Lease liabilities are measured as the present value of remaining lease payments, utilizing the Company’s incremental borrowing rate based on the remaining lease term as of the adoption date. The right-of-use assets are measured at an amount equal to the lease liabilities adjusted by the amounts of certain assets and liabilities, such as deferred lease obligations and prepaid rent, that were previously recognized on the balance sheet prior to the initial application of ASC 842. Refer to Note 7 for further information.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
3. ACQUISITIONS
During the three months ended December 31, 2020, the Company completed the acquisitions of unrelated businesses, including substantially all of the assets of ImageSoft, Inc. Certain of the purchase price allocations assigned for these acquisitions are considered preliminary as of December 31, 2020.
Purchase of ImageSoft, Inc.
On November 17, 2020, the Company completed the acquisition of substantially all of the assets of ImageSoft, Inc. to expand its software offerings, primarily in the public sector vertical. Total purchase consideration was $47,040, including $40,000 in cash consideration, funded by proceeds from the Company's revolving credit facility, and $7,040 in contingent consideration.
The goodwill associated with the acquisition is deductible for tax purposes. The acquired merchant relationships intangible asset has an estimated amortization period of twenty years. The non-compete agreement and trade name have estimated amortization periods of three and five years, respectively. The weighted-average estimated amortization period of all intangibles acquired is nineteen years. The acquired capitalized software has an estimated amortization period of seven years.
Acquisition-related costs for ImageSoft, Inc. amounted to approximately $333 and were expensed as incurred.
Certain provisions in the merger agreement provide for additional consideration of up to $20,000 in the aggregate, to be paid based upon achievement of specified financial performance targets, as defined in the purchase agreement, in the 24 months from May 1, 2021 through April 30, 2023. The Company determined the acquisition date fair value of the liability for the contingent consideration based on a discounted cash flow analysis. In each subsequent reporting period, the Company will reassess the current estimates of performance relative to the targets and adjust the contingent liability to its fair value through earnings. See additional disclosures in Note 8.
Other Business Combinations
On October 1, 2020, the Company completed the acquisitions of three other businesses to expand the Company’s software offerings in the public sector and healthcare vertical markets, and to add proprietary technology that will augment the Company’s existing platform across several verticals. Total purchase consideration was $23,000, including $19,600 in revolving credit facility proceeds and $3,400 of contingent consideration.
For each of these businesses acquired, the goodwill associated with the acquisition is deductible for tax purposes. The acquired merchant relationships intangible assets have estimated weighted-average amortization periods of between eleven and twenty-five years. The non-compete agreement and trade names have estimated amortization periods of three years. The weighted-average amortization period for all intangibles acquired is eighteen years. The acquired capitalized software has a weighted-average amortization period of seven years.
Acquisition-related costs for these businesses amounted to approximately $639 and were expensed as incurred.
Certain provisions in the purchase agreements provide for additional consideration of up to $10,200, in the aggregate, to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreements, through no later than March 2023. The Company determined the acquisition date fair values of the liabilities for the contingent consideration based on probability forecasts and discounted cash flow analyses. In each subsequent reporting period, the Company will reassess its current estimates of performance relative to the targets and adjust the contingent liabilities to their fair values through earnings. See additional disclosures in Note 8.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Summary of Business Combinations during the three months ended December 31, 2020
The fair values assigned to certain assets and liabilities assumed, as of the acquisition dates, were as follows:

	ImageSoft, Inc.	Other	Total
Accounts receivable	$5,085	$369	$5,454
Settlement assets	120	—	120
Inventories	—	116	116
Prepaid expenses and other current assets	2,897	84	2,981
Property and equipment	433	159	592
Capitalized software	5,200	1,750	6,950
Acquired merchant relationships	16,300	8,550	24,850
Non-compete agreements	610	172	782
Trade name	1,100	200	1,300
Goodwill	20,900	12,139	33,039
Operating lease right-of-use assets	332	—	332
Other assets	6	7	13
Total assets acquired	52,983	23,546	76,529

Accrued expenses and other current liabilities	998	1	999
Settlement obligations	120	—	120
Deferred revenue, current	4,500	545	5,045
Current portion of operating lease liabilities	75	—	75
Operating lease liabilities, less current portion	250	—	250
Net assets acquired	$47,040	$23,000	$70,040
Pro Forma Results of Operations for Business Combinations during the three months ended December 31, 2020
The following unaudited supplemental pro forma results of operations have been prepared as though each of the acquired businesses in the three months ended December 31, 2020 had occurred on October 1, 2019. Pro forma adjustments were made to reflect the impact of depreciation and amortization, changes to executive compensation and the revised debt load, all in accordance with ASC 805. This supplemental pro forma information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made on these dates, or of results of operations that may occur in the future.

	Three months ended December 31,
	2020	2019
Revenue	$45,919	$49,866
Net (loss) income	$(4,325)	$839

Business Combinations during the year ended September 30, 2020
During the year ended September 30, 2020, the Company completed the acquisitions of three unrelated businesses. Two expand the Company's geographic reach and software capabilities in the public sector vertical. The other adds text-to-pay capabilities and other software solutions in the Company's non-profit vertical. Total

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
purchase consideration was $32,628, including $27,880 in revolving credit facility proceeds and $4,748 of contingent consideration. Certain of the purchase price allocations assigned for these acquisitions are preliminary.
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
Certain provisions in the purchase agreements provide for additional consideration of up to $18,600, in the aggregate, to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreements, through no later than September 2022. The Company determined the acquisition date fair values of the liabilities for the contingent consideration based on probability forecasts and discounted cash flow analyses. In each subsequent reporting period, the Company will reassess its current estimates of performance relative to the targets and adjust the contingent liabilities to their fair values through earnings. See additional disclosures in Note 8.
Summary of Business Combinations during the year ended September 30, 2020
The fair values assigned to certain assets and liabilities assumed, as of the acquisition dates, during the year ended September 30, 2020 were as follows:

Cash and cash equivalents	$313
Accounts receivable	846
Prepaid expenses and other current assets	54
Property and equipment	122
Capitalized software	1,970
Acquired merchant relationships	11,900
Non-compete agreements	90
Trade name	300
Goodwill	19,818
Other assets	17
Total assets acquired	35,430

Accounts payable	168
Accrued expenses and other current liabilities	635
Deferred revenue, current	200
Other long-term liabilities	1,799
Net assets acquired	$32,628

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
4. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill are as follows:

	Merchant Services	Proprietary Software and Payments	Other	Total
Balance at September 30, 2020 (net of accumulated impairment losses of $11,458, $0 and $0, respectively)	$115,982	$71,023	$—	$187,005
Goodwill attributable to preliminary purchase price adjustments and acquisition activity during the three months ended December 31, 2020	2,892	30,015	—	32,907
Balance at December 31, 2020	$118,874	$101,038	$—	$219,912

Intangible assets consisted of the following as of December 31, 2020:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Merchant relationships	$179,421	$(56,110)	$123,311	12 to 20 years – accelerated or straight-line
Non-compete agreements	2,492	(992)	1,500	2 to 5 years – straight-line
Website and brand development costs	223	(80)	143	3 to 4 years – straight-line
Trade names	5,180	(1,805)	3,375	3 to 7 years – straight-line
Residual buyouts	4,899	(869)	4,030	2 to 8 years – straight-line
Referral and exclusivity agreements	900	(477)	423	5 to 10 years – straight-line
Total finite-lived intangible assets	193,115	(60,333)	132,782

Indefinite-lived intangible assets:
Trademarks	42	—	42
Total identifiable intangible assets	$193,157	$(60,333)	$132,824

Amortization expense for intangible assets amounted to $3,360 and $3,194 during the three months ended December 31, 2020 and 2019, respectively.
Based on net carrying amounts at December 31, 2020, the Company's estimate of future amortization expense for intangible assets are presented in the table below for fiscal years ending September 30:

2021 (nine months remaining)	$10,059
2022	12,379
2023	11,306
2024	10,283
2025	10,056
Thereafter	78,699
$132,782

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

5. LONG-TERM DEBT, NET
A summary of long-term debt, net as of December 31, 2020 and September 30, 2020 is as follows:

		December 31,	September 30,
	Maturity	2020	2020
Revolving lines of credit to banks under the Senior Secured Credit Facility	May 9, 2024	$49,308	$—
1.0% Exchangeable Senior Notes due 2025	February 15, 2025	96,422	95,325
Debt issuance costs, net		(4,332)	(4,567)
Total long-term debt, net of issuance costs		$141,398	$90,758
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
If the Company or i3 Verticals, LLC undergoes a fundamental change, holders may require i3 Verticals, LLC to repurchase all or part of their Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Notes to be repurchased, plus accrued and unpaid interest to, but not including, the fundamental change repurchase date. As of December 31, 2020, none of the conditions permitting the holders of the Exchangeable Notes to early convert have been met.
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
In accounting for the issuance of the Exchangeable Notes, the Company separated the Exchangeable Notes into liability and equity components. The carrying amount of the liability component before the allocation of any transaction costs was calculated by measuring the fair value of a similar liability that does not have an associated exchangeable feature. The carrying amount of the equity component (before the allocation of any transaction costs), representing the conversion option, which does not require separate accounting as a derivative as it meets a scope exception for certain contracts involving an entity's own equity, was determined by deducting the fair value of the liability component from the par value of the Exchangeable Notes. The difference between the principal amount of the Exchangeable Notes and the liability component represents the debt discount, which is recorded as a direct deduction from the related debt liability in the consolidated balance sheet and accreted over the period from the date of issuance to the contractual maturity date, resulting in the recognition of non-cash interest expense. The equity component of the Exchangeable Notes of approximately $28,662 is included in additional paid-in capital in the consolidated balance sheet and is not remeasured as longs as it continues to meet the conditions for equity classification. Transaction costs were allocated to the liability and equity components in the same proportion as the allocation of the proceeds. Transaction costs attributable to the liability component were recorded as debt issuance costs in the consolidated balance sheet and are amortized to interest expense using the effective interest method over the term of the Exchangeable Notes, and transaction costs attributable to the equity component were netted with the equity component in stockholders' equity.
The Company incurred third-party issuance costs totaling $5,238, in connection with the issuance of the Exchangeable Notes. The Company capitalized $4,150 of debt issuance costs in connection with the Exchangeable Notes and allocated $1,088 of the third-party issuance costs to equity. Non-cash interest expense, including amortization of debt issuance costs, related to the Exchangeable Notes for the three months ended December 31, 2020 was $140. The Company also wrote off a portion of the debt issuance costs in connection with the repurchase transactions in April and September 2020, as described below. Total unamortized debt issuance costs related to the Exchangeable Notes were $3,053 as of December 31, 2020.
The estimated fair value of the Exchangeable Notes was $120,978 as of December 31, 2020. The estimated fair value of the Exchangeable Notes was determined through consideration of quoted market prices for similar instruments. The fair value is classified as Level 2, as defined in Note 8.
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
Senior Secured Credit Facility
On May 9, 2019, the Company replaced its existing senior secured credit facility with a new credit agreement (the “Senior Secured Credit Facility”). On February 18, 2020, the Company entered into the second amendment to the Senior Secured Credit Facility in connection with the offering of the Company's Exchangeable Notes. The second amendment reduced the Company's borrowing capacity under the Senior Secured Credit Facility. During the year ended September 30, 2020, the Company wrote off $141 of unamortized debt issuance costs, which was recorded in interest expense in the condensed consolidated statements of operations, due to the decrease in borrowing capacity. The Senior Secured Credit Facility consists of a $275,000 revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to $50,000 in the aggregate (subject to the receipt of additional commitments for any such incremental loan amounts).

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Senior Secured Credit Facility accrues interest at LIBOR (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) plus an applicable margin of 2.25% to 3.25% (2.75% as of December 31, 2020), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%), plus an applicable margin of 0.25% to 1.25% (0.75% as of December 31, 2020), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires the Company to pay unused commitment fees of 0.15% to 0.30% (0.25% as of December 31, 2020) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The maturity date of the Senior Secured Credit Facility is May 9, 2024. The Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00, (ii) a maximum total leverage ratio of 5.00 to 1.00, provided, that for each of the four fiscal quarters immediately following a qualified acquisition (each a “Leverage Increase Period”), the required ratio set forth above may be increased by up to 0.25, subject to certain limitations and (iii) a maximum consolidated senior secured leverage ratio of 3.25 to 1.00, provided, that for each Leverage Increase Period, the consolidated senior leverage ratio may be increased by up to 0.25, subject to certain limitations. As of December 31, 2020, the Company was in compliance with these covenants, and there was $225.7 million available for borrowing under the revolving credit facility, subject to the financial covenants.
The Senior Secured Credit Facility is secured by substantially all assets of the Company. The lenders under the Senior Secured Credit Facility hold senior rights to collateral and principal repayment over all other creditors.
The provisions of the Senior Secured Credit Facility place certain restrictions and limitations upon the Company. These include, among others, restrictions on liens, investments, indebtedness, fundamental changes and dispositions; maintenance of certain financial ratios; and certain non-financial covenants pertaining to the activities of the Company during the period covered. The Company was in compliance with such covenants as of December 31, 2020. In addition, the Senior Secured Credit Facility restricts the Company's ability to make dividends or other distributions to the holders of the Company's equity. The Company is permitted to (i) make cash distributions to the holders of the Company's equity in order to pay taxes incurred by owners of equity in i3 Verticals, LLC, by reason of such ownership, (ii) move intercompany cash between subsidiaries that are joined to the Senior Secured Credit Facility, (iii) repurchase equity from employees, directors, officers or consultants in an aggregate amount not to exceed $3,000 per year, (iv) make certain payments in connection with the Tax Receivable Agreement, and (v) make other dividends or distributions in an aggregate amount not to exceed 5% of the net cash proceeds received from any additional common equity issuance. The Company is also permitted to make non-cash dividends in the form of additional equity issuances. Each subsidiary may make ratable distributions to persons that own equity interests in such subsidiary. All other forms of dividends or distributions are prohibited under the Senior Secured Credit Facility.
Debt issuance costs
The Company incurred no debt issuance costs during the three months ended December 31, 2020 or 2019. The Company's debt issuance costs are being amortized over the related term of the debt using the straight-line method, which is not materially different than the effective interest rate method, and are presented net against long-term debt in the condensed consolidated balance sheets. The amortization of deferred debt issuance costs is included in interest expense and amounted to approximately $235 and $100 during the three months ended December 31, 2020 and 2019, respectively.

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
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. When the estimate of the annual effective tax rate is unreliable, the Company records its income tax expense or benefit based upon a period-to-date effective tax rate. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the Company’s estimated tax rate changes, it makes a cumulative adjustment in that period. The Company’s provision for income taxes was a benefit of $219 and a provision of $149 for the three months ended December 31, 2020 and 2019, respectively.
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
During the three months ended December 31, 2020, the Company acquired an aggregate of 1,019,609 common units in Verticals, LLC in connection with the redemption of common units, which resulted in an increase in the tax basis of our investment in i3 Verticals, LLC subject to the provisions of the Tax Receivable Agreement. As a result of these exchanges, during the three months ended December 31, 2020, the Company recognized an increase to its net deferred tax assets in the amount of $7,922, and corresponding Tax Receivable Agreement liabilities of $6,734, representing 85% of the tax benefits due to the Continuing Equity Owners.
The deferred tax asset and corresponding Tax Receivable Agreement liability balances were $37,851 and $34,299, respectively, as of December 31, 2020.
Payments to the Continuing Equity Owners related to exchanges through December 31, 2020 will range from $0 to $2,840 per year and are expected to be paid over the next 25 years. The amounts recorded as of December 31, 2020, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
7. LEASES
As discussed in Note 2, the Company adopted ASC 842 effective October 1, 2020, using the modified retrospective transition method, under which the prior period financial statements were not restated for the new guidance.
The Company’s leases consist primarily of real estate leases throughout the markets in which the Company operates. At contract inception, the Company determines whether an arrangement is or contains a lease, and for each identified lease, evaluates the classification as operating or financing. The Company had no finance leases during the three months ended December 31, 2020. Leased assets and obligations are recognized at the lease commencement date based on the present value of fixed lease payments to be made over the term of the lease. Renewal and termination options are factored into determination of the lease term only if the option is reasonably certain to be exercised. The weighted-average remaining lease term at December 31, 2020 was five years. The Company had no significant short-term leases during the three months ended December 31, 2020.
The Company’s leases do not provide a readily determinable implicit interest rate and the Company uses its incremental borrowing rate to measure the lease liability and corresponding right-of-use asset. The incremental borrowing rates were determined based on a portfolio approach considering the Company’s current secured borrowing rate adjusted for market conditions and the length of the lease term. The weighted-average discount rate used in the measurement of our lease liabilities was 6.8% as of December 31, 2020.
Operating lease cost is recognized on a straight-line basis over the lease term. Operating lease costs for the three months ended December 31, 2020 were $854, which are included in selling, general and administrative expenses in the condensed consolidated statements of operations.
Total operating lease costs for the three months ended December 31, 2020 include variable lease costs of approximately $1, which are primarily comprised of costs of maintenance and utilities and changes in rates, and are determined based on the actual costs incurred during the period. Variable payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.
Short-term rent expense for the three months ended December 31, 2020 was $58, and are included in selling, general and administrative expenses in the condensed consolidated statements of operations.
As of December 31, 2020, maturities of lease liabilities are as follows:

Years ending September 30:
2021 (nine months remaining)	$2,538
2022	2,978
2023	2,585
2024	2,009
2025	1,380
Thereafter	1,341
Total future minimum lease payments (undiscounted)(1)	12,831
Less: present value discount	(1,709)
Present value of lease liability	$11,122
__________________________
1.Total future minimum lease payments excludes payments of $68 for leases designated as short-term leases, which are excluded from the Company's right-of-use assets. These payments will be made within the next twelve months.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
A summary of approximate future minimum payments for leases under ASC 840 as of September 30, 2020, was as follows:

Years ending September 30:
2021	$2,726
2022	2,397
2023	2,096
2024	1,469
2025	968
Thereafter	1,221
Total	$10,877

8. FAIR VALUE MEASUREMENTS
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
The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, settlement assets and obligations, accounts receivable, other assets, accounts payable, and accrued expenses, approximated their fair values as of December 31, 2020 and 2019, because of the relatively short maturity dates on these instruments. The carrying amount of debt approximates fair value as of December 31, 2020 and 2019, because interest rates on these instruments approximate market interest rates.

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

Accrued Contingent Consideration
Balance at September 30, 2020	$13,034
Contingent consideration accrued at time of business combination	10,440
Change in fair value of contingent consideration included in Operating expenses	1,904
Contingent consideration paid	(5,851)
Balance at December 31, 2020	$19,527

Accrued Contingent Consideration
Balance at September 30, 2019	$18,226
Contingent consideration accrued at time of business combination	—
Change in fair value of contingent consideration included in Operating expenses	154
Contingent consideration paid	—
Balance at December 31, 2019	$18,380
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
Approximately $9,644 and $10,062 of contingent consideration was recorded in accrued expenses and other current liabilities as of December 31, 2020 and September 30, 2020, respectively. Approximately $9,883 and $2,972 of contingent consideration was recorded in other long-term liabilities as of December 31, 2020 and September 30, 2020, respectively.
Disclosure of Fair Values
The Company's financial instruments that are not remeasured at fair value include the Exchangeable Notes (see Note 5). The Company estimates the fair value of the Exchangeable Notes through consideration of quoted market prices of similar instruments, classified as Level 2 as described above. The estimated fair value of the Exchangeable Notes was $120,978 as of December 31, 2020.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
9. EQUITY-BASED COMPENSATION
A summary of equity-based compensation expense recognized during the three months ended December 31, 2020 and 2019 is as follows:

	Three months ended December 31,
	2020	2019
Stock options	$3,441	$2,124
Amounts are included in general and administrative expense on the condensed consolidated statements of operations. Income tax benefits of $205 and $148 were recognized during the three months ended December 31, 2020 and 2019, respectively.
Stock Options
In May 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) under which the Company may grant up to 3,500,000 stock options and other equity-based awards to employees, directors and officers. The number of shares of Class A common stock available for issuance under the 2018 Plan includes an annual increase on the first day of each year, beginning with the 2019 calendar year, equal to 4.0% of the outstanding shares of all classes of the Company's common stock as of the last day of the immediately preceding calendar year, unless the Company’s board of directors determines prior to the last trading day of December of the immediately preceding calendar year that the increase shall be less than 4.0%. As of December 31, 2020, there were 115,139 equity awards available for grant under the 2018 Plan.
In September 2020, the Company adopted the 2020 Acquisition Equity Incentive Plan (the “2020 Inducement Plan”) under which the Company may grant up to 1,500,000 stock options and other equity-based awards to individuals that were not previously employees of the Company or its subsidiaries in connection with acquisitions, as a material inducement to the individual's entry into employment with the Company or its subsidiaries within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. As of December 31, 2020, there were 985,000 equity awards available for grant under the 2020 Inducement Plan.
The fair value of the stock option awards during the three months ended December 31, 2020 and from June 20, 2018 through September 30, 2020 was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	December 31, 2020	September 30, 2020
Expected volatility(1)	38.5%	28.5%
Expected dividend yield(2)	—%	—%
Expected term(3)	6 years	6 years
Risk-free interest rate(4)	0.4%	1.2%
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

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
A summary of stock option activity for the three months ended December 31, 2020 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	5,210,566	$21.73
Granted	758,000	24.83
Exercised	(192,787)	17.04
Forfeited	(72,317)	26.85
Outstanding at end of period	5,703,462	$22.24
The weighted-average grant date fair value of stock options granted during the three months ended December 31, 2020 was $9.20. As of December 31, 2020, there were 5,703,462 stock options outstanding, of which 1,776,841 were exercisable. As of December 31, 2020, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $21,069, which is expected to be recognized over a weighted-average period of two years. The Company's policy is to account for forfeitures of stock-based compensation awards as they occur. The total fair value of stock options that vested during the three months ended December 31, 2020 was $1,985.

10. COMMITMENTS AND CONTINGENCIES
Leases
The Company utilizes office space and equipment under operating leases. Rent expense under these leases amounted to $912 and $741 during the three months ended December 31, 2020 and 2019, respectively. Refer to Note 7 for further discussion and a table of the future minimum payments under these leases.
Minimum Processing Commitments
The Company has non-exclusive agreements with several processors to provide the Company services related to transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Certain of these agreements require the Company to submit a minimum monthly number of transactions for processing. If the Company submits a number of transactions that is lower than the minimum, it is required to pay to the processor the fees the processor would have received if the Company had submitted the required minimum number of transactions. As of December 31, 2020, such minimum fee commitments were as follows:

Years ending September 30:
2021 (nine months remaining)	$2,473
2022	2,817
2023	2,645
2024	450
2025	—
Thereafter	—
Total	$8,385

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
As of December 31, 2020, such knowable loan commitments, dependent on the third party sales organization's achievement of certain financial metrics, were $2,500 for fiscal year 2021.
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

11. RELATED PARTY TRANSACTIONS
In April 2016, the Company entered into a purchase agreement to purchase certain assets of Axia, LLC. On April 29, 2016, the Company entered into a Processing Services Agreement (the “AxiaMed Agreement”) with Axia Technologies, LLC (which has since been incorporated as Axia Technologies, Inc., doing business as AxiaMed (“AxiaMed”)), an entity controlled by the previous owner of Axia, LLC. Under the AxiaMed Agreement, the

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Company agreed to provide processing services for certain merchants as designated by AxiaMed from time to time. In accordance with ASC 606-10-55, revenue from the processing services is recognized net of interchange, residual expense and other fees. The Company earned net revenues related to the AxiaMed Agreement of $26 and $22 during the three months ended December 31, 2020 and 2019, respectively. i3 Verticals, LLC, Greg Daily, the Company’s CEO and Clay Whitson, the Company’s CFO, own 2.0%, 9.4% and 0.4%, respectively, of the outstanding equity of AxiaMed.
In connection with the Company’s IPO, the Company and i3 Verticals, LLC entered into a Tax Receivable Agreement with the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that it actually realizes, or in some circumstances, is deemed to realize in its tax reporting, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of Common Units of i3 Verticals, LLC for Class A common stock of i3 Verticals, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. See Note 6 for further information. As of December 31, 2020, the total amount due under the Tax Receivable Agreement was $34,299.

12. SEGMENTS
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
The Proprietary Software and Payments segment delivers solutions, including embedded payments, to the Company's clients through proprietary software. Payments are delivered through both the payment facilitator model and the traditional merchant processing model.
The Other category includes corporate overhead expenses when presenting reportable segment information.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Company primarily uses processing margin to measure operating performance. The following is a summary of reportable segment operating performance for the three months ended December 31, 2020 and 2019.

	As of and for the Three Months Ended December 31, 2020
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$24,970	$18,776	$(433)	$43,313

Operating expenses
Other costs of services	10,841	3,257	(432)	13,666
Selling general and administrative	6,444	10,895	7,623	24,962
Depreciation and amortization	2,766	2,149	177	5,092
Change in fair value of contingent consideration	157	1,747	—	1,904
Income (loss) from operations	$4,762	$728	$(7,801)	$(2,311)

Processing margin(1)	$20,073	$15,776	$(427)	$35,422
Total assets	$212,888	$222,137	$62,664	$497,689
Goodwill	$118,874	$101,038	$—	$219,912
__________________________
1.Processing margin is equal to revenue less other costs of services. $5,944, $257 and $(426) of residual expense, a component of other costs of services, are added back to the Merchant Services segment, Proprietary Software and Payments segment, and Other category, respectively.

	As of and for the Three Months Ended December 31, 2019
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$28,239	$13,282	$(410)	$41,111

Operating expenses
Other costs of services	12,174	1,154	(410)	12,918
Selling general and administrative	6,863	7,395	5,029	19,287
Depreciation and amortization	3,072	1,414	169	4,655
Change in fair value of contingent consideration	(2,297)	2,451	—	154
Income (loss) from operations	$8,427	$868	$(5,198)	$4,097

Processing margin(1)	$21,623	$12,282	$(408)	$33,497
Total assets	$215,623	$97,527	$34,036	$347,186
Goodwill	$115,761	$50,652	$—	$166,413
__________________________
1.Processing margin is equal to revenue less other costs of services. $5,558, $154 and $(408) of residual expense, a component of other costs of services, are added back to the Merchant Services segment, Proprietary Software and Payments segment, and Other category, respectively.

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
As of December 31, 2020, i3 Verticals, Inc. owned 20,004,771 of i3 Verticals, LLC's Common Units, representing a 64.8% economic ownership interest in i3 Verticals, LLC.
The following table summarizes the impact on equity due to changes in the Company's ownership interest in i3 Verticals, LLC:

	Three months ended December 31,
	2020	2019
Net (loss) income attributable to non-controlling interest	$(1,549)	$2,083
Transfers to (from) non-controlling interests:
Redemption of common units in i3 Verticals, LLC	(7,185)	—
Cumulative effect of adoption of new accounting standard	—	640
Allocation of equity to non-controlling interests	1,072	—
Net transfers to (from) non-controlling interests	(6,113)	640
Change from net (loss) income attributable to non-controlling interests and transfers to (from) non-controlling interests	$(7,662)	$2,723

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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the three months ended December 31, 2020 and 2019:

	Three months ended December 31, 2020	Three months ended December 31, 2019
Basic and diluted(2) net loss per share:
Numerator
Net (loss) income	$(4,121)	$1,934
Less: Net (loss) income attributable to non-controlling interests	(1,549)	2,083
Net loss attributable to Class A common stockholders	$(2,572)	$(149)
Denominator
Weighted average shares of Class A common stock outstanding(1)	19,129,056	14,233,785
Basic and diluted net loss per share	$(0.13)	$(0.01)
____________________
1.Excludes 18,869 and 232,828 restricted Class A common stock units for the three months ended December 31, 2020 and 2019, respectively.
2.For the three months ended December 31, 2020 and 2019, all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted earnings per share of Class A common stock:
a.11,668,199 and 12,921,637 shares of weighted average Class B common stock for the three months ended December 31, 2020 and 2019, respectively, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive,
b.1,251,600 and 689,500 stock options for the three months ended December 31, 2020 and 2019, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.1,212,584 and 976,594 shares for the three months ended December 31, 2020 and 2019, respectively, resulting from estimated stock option exercises as calculated by the treasury stock method, and 18,869 and 232,828 restricted Class A common units for the three months ended December 31, 2020 and 2019, respectively, were excluded because the effect of including them would have been anti-dilutive.

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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
15. SIGNIFICANT NON-CASH TRANSACTIONS
The Company engaged in the following significant non-cash investing and financing activities during the three months ended December 31, 2020 and 2019:

	Three months ended December 31,
	2020	2019
Acquisition date fair value of contingent consideration in connection with business combinations	$3,400	$—
Right-of-use assets obtained in exchange for operating lease obligations	$11,251	$—

16. SUBSEQUENT EVENTS
Subsequent to December 31, 2020, the Company completed the acquisition of substantially all the assets of Business Information Systems, GP, a Tennessee general partnership (“BIS GP”) and Business Information Systems, Inc., a Tennessee corporation (collectively, “BIS”), a business based in east Tennessee that provides software and electronic payment solutions in a variety of states. BIS will fit within the Company’s public sector vertical. The aggregate purchase consideration was $87,745, consisting of $52,500 in cash on hand and revolving line of credit proceeds, 1,202,914 shares of Class A common stock in i3 Verticals (equivalent to approximately $35,245) and an amount of contingent consideration, which is still being valued.
Certain provisions in the purchase agreements provide for additional consideration of up to $16,000, in the aggregate, to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreements, through no later than January 2023. The Company is in process of determining the acquisition date fair values of the liabilities for the contingent consideration based on discounted cash flow analyses. In each subsequent reporting period, the Company will reassess its current estimates of performance relative to the targets and adjust the contingent liabilities to their fair values through earnings.
The effect of this acquisition will be included in the consolidated statements of operations beginning February 1, 2021. The Company is still evaluating the allocations of the preliminary purchase consideration and pro forma results of operations.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2020 (“Form 10-K”), filed with the SEC on November 23, 2020. The terms “i3 Verticals,” “we,” “us” and “our” and similar references refer (1) before the completion of our IPO or the reorganization transactions entered into in connection therewith (the “Reorganization Transactions”), which are described in the notes to the condensed consolidated financial statements, to i3 Verticals, LLC and, where appropriate, its subsidiaries, and (2) after the Reorganization Transactions to i3 Verticals, Inc. and, where appropriate, its subsidiaries.
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
•the triggering of impairment testing of our fair-valued assets, including goodwill and intangible assets, in the event of a decline in the price of our Class A common stock or otherwise;
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
•operating and financial restrictions imposed by our Senior Secured Credit Facility;
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
As a result, the COVID-19 pandemic is significantly affecting overall economic conditions in the United States. The economic impact of these conditions is materially impacting our business and is expected to continue to adversely impact our strategic verticals and our business in general. For example, beginning in the second half of March 2020 and continuing into the third quarter of fiscal 2020, we and our clients have experienced a decline and subsequent partial recovery in payment volume and the number of transactions processed, and therefore, a decline and subsequent partial recovery in revenue in our strategic verticals. Our payment volume was $0.8 billion, $1.0 billion, $1.2 billion, $1.2 billion, $1.5 billion, $1.3 billion, $1.3 billion, $1.2 billion and $1.3 billion for the months of April, May, June, July, August, September, October, November and December 2020, respectively. Further, for April through December 2020, a significant portion of our revenue and payment volume within our Merchant Services segment and our Proprietary Software and Payments segment was derived from our education and public sector strategic verticals. Due to the temporary closure of schools and many local government facilities throughout the nation, we expect the combined revenue and payment volume from multiple of these and other strategic verticals will be adversely impacted for the duration of the closure. There are no reliable estimates of how long the pandemic will last, how many people are likely to be affected by it or the duration or types of restrictions that will be imposed. For that reason, we are unable to predict the long-term impact of the pandemic on our business at this time.
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
At December 31, 2020, we had $10.9 million of cash and cash equivalents and $225.7 million of available capacity under our Senior Secured Credit Facility, subject to our financial covenants. Our liquidity profile reflects our completed offering in February 2020 of an aggregate principal amount of $138.0 million in 1.0% Exchangeable Senior Notes due 2025, with substantially all the proceeds being used to pay down outstanding borrowings under our Senior Secured Credit Facility. As of December 31, 2020, we were in compliance with these covenants with a consolidated interest coverage ratio, total leverage ratio and consolidated senior leverage ratio of 16.48x, 3.67x and 0.92x, respectively. For additional information about our Senior Secured Credit Facility and Exchangeable Notes, see the section entitled “Liquidity and Capital Resources” below.
Public Equity Offering
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
Acquisitions
Recent acquisitions
Subsequent to December 31, 2020, we completed the acquisition of substantially all the assets of Business Information Systems, GP, a Tennessee general partnership (“BIS GP”) and Business Information Systems, Inc., a Tennessee corporation (collectively, “BIS”), a business based in east Tennessee that provides software and electronic payment solutions in a variety of states. BIS will fit within our public sector vertical. The aggregate purchase consideration was $87.7 million, consisting of $52.5 million in cash on hand and revolving line of credit proceeds, 1,202,914 shares of Class A common stock in i3 Verticals (equivalent to approximately $35.2 million) and an amount of contingent consideration, which is still being valued. The transaction includes contingent consideration of up to $16.0 million, subject to the achievement of specified financial performance targets over established time periods.
Acquisitions during the quarter ended December 31, 2020
On November 17, 2020, we completed the acquisition of substantially all of the assets of ImageSoft, Inc. to expand our software offerings, primarily in the public sector vertical. Total purchase consideration was $47.0 million, including $40.0 million in cash consideration, funded by proceeds from our revolving credit facility, and $7.0 million in contingent consideration.
During the three months ended December 31, 2020, we also completed the acquisition of three other businesses to expand the Company’s software offerings in the public sector and healthcare vertical markets, and to add proprietary technology that will augment the Company’s existing platform across several verticals. Total purchase consideration was $23.0 million, including $19.6 million in cash and revolving line of credit proceeds and $3.4 million of contingent consideration.

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
How We Assess Our Business
Merchant Services
Our Merchant Services segment provides comprehensive payment solutions to businesses and organizations. Our Merchant Services segment provides third-party integrated payment solutions as well as merchant of record payment services across our strategic vertical markets.

Proprietary Software and Payments
Our Proprietary Software and Payments segment delivers embedded payment solutions to our clients through proprietary software. Payments are delivered through both the payment facilitator model and the traditional merchant processing model. We have Proprietary Software and Payments clients across all of our strategic vertical markets.
Other
Our Other category includes corporate overhead expenses, when presenting reportable segment information.
Effective July 1, 2020, we realigned one component from the Proprietary Software and Payments segment to the Merchant Services segment. Prior periods have been retroactively adjusted to reflect the Company's current segment presentation. For additional information on our segments, see Note 12 to our condensed consolidated financial statements.
Key Operating Metrics
We evaluate our performance through key operating metrics, including:
•the dollar volume of payments our clients process through us (“payment volume”);
•the portion of our payment volume that is produced by integrated transactions; and
•period-to-period payment volume attrition.
Our payment volume for both the three months ended December 31, 2020 and 2019 was $3.8 billion, inclusive of a period-to-period decline of 1.0%. For April through December 2020, our payment volume was adversely impacted by deteriorating economic conditions as a result of the impacts of the COVID-19 pandemic. Our payment volume was $0.8 billion, $1.0 billion, $1.2 billion, $1.2 billion, $1.5 billion, $1.3 billion, $1.3 billion, $1.2 billion and $1.3 billion for the months of April, May, June, July, August, September, October, November and December 2020, respectively. We focus on volume, because it is a reflection of the scale and economic activity of our client base and because a significant part of our revenue is derived as a percentage of our clients’ dollar volume receipts. Payment volume reflects the addition of new clients and same store payment volume growth of existing clients, partially offset by client attrition during the period.
Integrated payments represent payment transactions that are generated in situations where payment technology is embedded within our own proprietary software, a client’s software or critical business process. We evaluate the portion of our payment volume that is produced by integrated transactions because we believe the convergence of software and payments is a significant trend impacting our industry. We believe integrated payments create stronger client relationships with higher payment volume retention and growth. Integrated payments grew to 56% of our payment volume for the three months ended December 31, 2020 from 55% for the three months ended December 31, 2019.
We measure period-to-period payment volume attrition as the change in card-based payment volume for all clients that were processing with us for the same period in the prior year. We exclude from our calculations payment volume from new clients added during the period. We experience attrition in payment volume as a result of several factors, including business closures, transfers of clients’ accounts to our competitors and account closures that we initiate due to heightened credit risks. During the three months ended December 31, 2020, our average net volume attrition per month remained below 2%.

Results of Operations
Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019
The following table presents our historical results of operations for the periods indicated:

	Three months ended December 31,		Change
(in thousands)	2020	2019	Amount	%

Revenue	$43,313	$41,111	$2,202	5.4%

Operating expenses
Other costs of services	13,666	12,918	748	5.8%
Selling general and administrative	24,962	19,287	5,675	29.4%
Depreciation and amortization	5,092	4,655	437	9.4%
Change in fair value of contingent consideration	1,904	154	1,750	1,136.4%
Total operating expenses	45,624	37,014	8,610	23.3%

(Loss) income from operations	(2,311)	4,097	(6,408)	n/m

Interest expense, net	2,029	2,014	15	0.7%

(Loss) income before income taxes	(4,340)	2,083	(6,423)	n/m

(Benefit from) provision for income taxes	(219)	149	(368)	n/m

Net (loss) income	(4,121)	1,934	(6,055)	n/m

Net (loss) income attributable to non-controlling interest	(1,549)	2,083	(3,632)	n/m
Net loss attributable to i3 Verticals, Inc.	$(2,572)	$(149)	$(2,423)	n/m
n/m = not meaningful
Revenue
Revenue increased $2.2 million, or 5.4%, to $43.3 million for the three months ended December 31, 2020 from $41.1 million for the three months ended December 31, 2019. This increase was principally driven by acquisitions completed during the 2020 and 2021 fiscal years. These acquisitions contributed an incremental $7.5 million, net of intercompany eliminations, to our revenue for the three months ended December 31, 2020, partially offset by a decrease in revenue of $5.3 million, primarily due to a decrease in payment volume driven by an overall reduction in consumer spending as a result of the COVID-19 pandemic.
Revenue related to a subset of merchant contracts purchased in 2014 and 2017 (“Purchased Portfolios”), which have a higher rate of revenue attrition and payment volume attrition than the rest of our business, decreased $0.4 million, or 29.9%, to $0.9 million for the three months ended December 31, 2020 from $1.3 million for the three months ended December 31, 2019. Excluding revenues from the Purchased Portfolios, revenue grew $2.6 million, or 6.5%, to $42.4 million for the three months ended December 31, 2020 from $39.8 million for the three months ended December 31, 2019.

Revenue within Merchant Services decreased $3.3 million, or 11.6%, to $25.0 million for the three months ended December 31, 2020 from $28.2 million for the three months ended December 31, 2019. This decrease was comprised of a decrease in payments revenue of $2.2 million and a decrease in other revenue of $1.1 million for the three months ended December 31, 2020. The decrease in payments revenue was primarily due to a decrease in payment volume.
Revenue within Proprietary Software and Payments increased $5.5 million, or 41.4%, to $18.8 million for the three months ended December 31, 2020 from $13.3 million for the three months ended December 31, 2019. This increase was principally driven by acquisitions completed during the 2020 and 2021 fiscal years, partially offset by an overall reduction in consumer spending, particularly within the education vertical, as a result of the COVID-19 pandemic.
Payment volume decreased 1.0% but remained at $3.8 billion for the three months ended December 31, 2020 and the three months ended December 31, 2019.
Other Costs of Services
Other costs of services increased $0.7 million, or 5.8%, to $13.7 million for the three months ended December 31, 2020 from $12.9 million for the three months ended December 31, 2019. This increase was driven by acquisitions completed during the 2021 and 2020 fiscal years. These acquisitions contributed an incremental $2.4 million to our other costs of services for the three months ended December 31, 2020.
Other costs of services within Merchant Services decreased $1.3 million, or 10.9%, to $10.8 million for the three months ended December 31, 2020 from $12.2 million for the three months ended December 31, 2019.
Other costs of services within Proprietary Software and Payments increased $2.1 million, or 182.2%, to $3.3 million for the three months ended December 31, 2020 from $1.2 million for the three months ended December 31, 2019. This increase was primarily driven by acquisitions completed during the 2020 and 2021 fiscal years, which contributed an incremental $2.4 million, net of intercompany eliminations, to our other costs of services within Proprietary Software and Payments for the three months ended December 31, 2020.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $5.7 million, or 29.4%, to $25.0 million for the three months ended December 31, 2020 from $19.3 million for the three months ended December 31, 2019. This increase was primarily driven by an increase in employment costs of $4.5 million due to an increase in stock compensation expense and an increase in headcount resulting from acquisitions. The majority of the remaining increase was comprised of increases in professional services of $1.1 million.
Depreciation and Amortization
Depreciation and amortization increased $0.4 million, or 9.4%, to $5.1 million for the three months ended December 31, 2020 from $4.7 million for the three months ended December 31, 2019. Amortization expense increased $0.3 million to $4.6 million for the three months ended December 31, 2020 from $4.2 million for the three months ended December 31, 2019 primarily due to acquisitions completed during the three months ended December 31, 2020. Depreciation expense increased $0.1 million to $0.5 million for the three months ended December 31, 2020 from $0.4 million for the three months ended December 31, 2019.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a charge of $1.9 million for the three months ended December 31, 2020 primarily due to the performance of some of our acquisitions exceeding our expectations. The change in fair value of contingent consideration for the three months ended December 31, 2019 was a charge of $0.2 million.

Interest Expense, net
Interest expense, net, remained flat at $2.0 million for both the three months ended December 31, 2020 and 2019. Interest expense, net, included $1.1 million during the three months ended December 31, 2020 related to the amortization of the debt discount, which was the difference between the principal amount of the Exchangeable Notes and the liability component, recorded in connection with the issuance of the Exchangeable Notes. However, the increase in amortization of debt discount was offset by a higher average debt balance during the three months ended December 31, 2019 as compared to the three months ended December 31, 2020.
Provision for Income Taxes
The provision for income taxes was a benefit of $0.2 million for the three months ended December 31, 2020 as compared to a provision of $0.1 million for the three months ended December 31, 2019. Our effective tax rate was 5% for the three months ended December 31, 2020. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company. The income of majority owned i3 Verticals, LLC is not taxed and the separate loss of the Company has minimal tax effect due to the allocations from i3 Verticals, LLC. i3 Verticals, Inc. is subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.
Seasonality
We have experienced in the past, and may continue to experience, seasonal fluctuations in our revenues as a result of consumer and business spending patterns. Revenues during the first quarter of the calendar year, which is our second fiscal quarter, tend to decrease in comparison to the remaining three quarters of the calendar year on a same store basis. This decrease is due to the relatively higher number and amount of electronic payment transactions related to seasonal retail events, such as holiday and vacation spending in their second, third and fourth quarters of the calendar year. The number of business days in a month or quarter also may affect seasonal fluctuations. Revenue in our education vertical fluctuates with the school calendar. Revenue for our education clients is typically strongest in August, September, October, January and February, at the start of each semester, and generally weakens throughout the semester, with little revenue in the summer months of June and July. Operating expenses show less seasonal fluctuation, with the result that net income is subject to the same seasonal factors as our revenues. The growth in our business may have partially overshadowed seasonal trends to date, and seasonal impacts on our business may be more pronounced in the future. Furthermore, we are not able to predict the impact that the COVID-19 pandemic may have on the seasonality of our business.

Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash from operating activities. As of December 31, 2020, we had $10.9 million of cash and cash equivalents and available borrowing capacity of $225.7 million under our Senior Secured Credit Facility, subject to the financial covenants. We usually minimize cash balances by making payments on our revolving line of credit to minimize borrowings and interest expense. As of December 31, 2020, we had borrowings outstanding of $49.3 million under the Senior Secured Credit Facility.
Our primary cash needs are to fund working capital requirements, invest in our technology infrastructure, fund acquisitions and related contingent consideration, make scheduled principal and interest payments on our outstanding indebtedness and pay tax distributions to members. We consistently have positive cash flow provided by operations and expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under the Senior Secured Credit Facility will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for at least the next twelve months and foreseeable future. Our growth strategy includes acquisitions. We expect to fund acquisitions through a combination of net cash from operating activities, borrowings under our Senior Secured Credit Facility and through the issuance of equity and debt securities. As a holding company, we depend on distributions or loans from i3 Verticals, LLC to access funds earned by our operations. The covenants contained in the Senior Secured Credit Facility may restrict i3 Verticals, LLC’s ability to provide funds to i3 Verticals, Inc.
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
Our liquidity profile reflects our completed offering in February 2020 of an aggregate principal amount of $138.0 million in 1.0% Exchangeable Senior Notes due 2025, with substantially all the proceeds being used to pay down outstanding borrowings under our Senior Secured Credit Facility, as well as our September 2020 Public Offering as described under the heading “Follow-on Offering”. During the year ended September 30, 2020, we repurchased $21.0 million in aggregate principal amount of the Exchangeable Notes for an aggregate purchase price of approximately $17.4 million. We recorded a loss on retirement of debt of $2.3 million due to the carrying value exceeding the fair value of the repurchased portion of the Exchangeable Notes at the dates of repurchases. We may elect from time to time to purchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities law and other factors.
Cash Flows
The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.
Three Months Ended December 31, 2020 and 2019

	Three months ended December 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$11,954	$7,484
Net cash used in investing activities	$(61,329)	$(1,782)
Net cash provided by (used in) financing activities	$48,222	$(6,635)
Cash Flow from Operating Activities
Net cash provided by operating activities increased $4.5 million to $12.0 million for the three months ended December 31, 2020 from $7.5 million for the three months ended December 31, 2019. While our net income declined from $1.9 million for the three months ended December 31, 2019 to a net loss of $4.1 million for the three months ended December 31, 2020, most of this reduction was driven by non-cash expenses that do not impact cash flows from operating activities. The primary driver of the increase in cash provided by operating activities was increases in operating assets and liabilities of $5.2 million, which are impacted by the timing of collections and payments. Other changes include an increase in non-cash contingent consideration of $1.8 million, an increase in equity-based compensation of $1.3 million, an increase in amortization of debt discount and issuance costs of $1.2 million and an increase in non-cash lease expense of $0.7 million for the three months ended December 31, 2020 compared to the three months ended December 31, 2019.
Cash Flow from Investing Activities
Net cash used in investing activities increased $59.5 million to $61.3 million for the three months ended December 31, 2020 from $1.8 million for the three months ended December 31, 2019. The largest driver of cash used in investing activities for the three months ended December 31, 2020 was cash used in acquisitions, net of cash acquired. For the three months ended December 31, 2020, we used $59.6 million of cash for acquisitions, net of cash acquired.
Cash Flow from Financing Activities
Net cash provided by financing activities increased $54.9 million to $48.2 million net cash provided by financing activities for the three months ended December 31, 2020 from $6.6 million net cash used in financing activities for the three months ended December 31, 2019. The increase in net cash provided by financing activities was primarily the result of an increase in proceeds from the revolving credit facility of $57.0 million, partially offset by an increase in cash paid for contingent consideration of $1.7 million for the three months ended December 31, 2020 compared to the three months ended December 31, 2019.

Senior Secured Credit Facility
On May 9, 2019, we replaced our existing senior secured credit facility with a new credit agreement (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility consists of a $275.0 million revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to $50.0 million in the aggregate (subject to the receipt of additional commitments for any such incremental loan amounts).
The Senior Secured Credit Facility accrues interest at LIBOR (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) plus an applicable margin of 2.25% to 3.25% (2.75% as of December 31, 2020), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%), plus an applicable margin of 0.25% to 1.25% (0.75% as of December 31, 2020), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires us to pay unused commitment fees of 0.15% to 0.30% (0.25% as of December 31, 2020) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The maturity date of the Senior Secured Credit Facility is May 9, 2024 The Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00, (ii) a maximum total leverage ratio of 5.00 to 1.00, provided, that for each of the four fiscal quarters immediately following a qualified acquisition (each a “Leverage Increase Period”), the required ratio set forth above may be increased by up to 0.25, subject to certain limitations and (iii) a maximum consolidated senior secured leverage ratio of 3.25 to 1.00, provided, that for each Leverage Increase Period, the consolidated senior leverage ratio may be increased by up to 0.25, subject to certain limitations. As of December 31, 2020, we were in compliance with these covenants, and there was $225.7 million available for borrowing under the revolving credit facility, subject to the financial covenants.
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

Contractual Obligations
The following table summarizes our contractual obligations and commitments as of December 31, 2020 related to leases and borrowings:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(in thousands)
Processing minimums(1)	$8,385	$3,130	$5,255	$—	$—
Facility leases	12,899	3,457	5,356	2,931	1,155
Loan to third party sales organization(2)	2,500	2,500	—	—	—
Senior Secured Credit Facility and related interest(3)	56,983	2,216	4,432	50,335	—
Exchangeable Notes and related interest(4)	121,826	1,170	2,340	118,316	—
Contingent consideration(5)	19,527	9,644	9,883	—	—
Total	$222,120	$22,117	$27,266	$171,582	$1,155
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
3.We estimated interest payments through the maturity of our Senior Secured Credit Facility by applying the interest rate of 3.35% in effect on the outstanding balance as of December 31, 2020, plus an unused fee rate of 0.25% in effect as of December 31, 2020.
4.We calculated interest payments through the maturity of our Exchangeable Notes by applying the coupon interest rate of 1.0% on the outstanding principal balance as of December 31, 2020 of $117.0 million.
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
As of December 31, 2020, the total amount due under the Tax Receivable Agreement was $34.3 million, and payments to the Continuing Equity Owners related to exchanges through December 31, 2020 will range from $0 to $2.8 million per year and are expected to be paid over the next 25 years. The amounts recorded as of December 31, 2020, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

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
As of December 31, 2020, there have been no significant changes to our critical accounting estimates disclosed in the Form 10-K filed with the SEC on November 23, 2020, except regarding the adoption of ASC 842 on October 1, 2020, as described in Note 2 to our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements
As of December 31, 2020, there have been no significant changes to our recently issued accounting pronouncements disclosed in the Form 10-K filed with the SEC on November 23, 2020, except as described in Note 2 to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of December 31, 2020, the Senior Secured Credit Facility consists of a $275.0 million revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to $50.0 million in the aggregate (subject to the receipt of additional commitments for any such incremental loan amounts).
The Senior Secured Credit Facility accrues interest at LIBOR (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) plus an applicable margin of 2.25% to 3.25% (2.75% as of December 31, 2020), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%), plus an applicable margin of 0.25% to 1.25% (0.75% as of December 31, 2020), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires us to pay unused commitment fees of 0.15% to 0.30% (0.25% as of December 31, 2020) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The maturity date of the Senior Secured Credit Facility is May 9, 2024. The Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00, (ii) a maximum total leverage ratio of 5.00 to 1.00, provided, that for each of the four fiscal quarters immediately following a qualified acquisition (each a “Leverage Increase Period”), the required ratio set forth above may be increased by up to 0.25, subject to certain limitations and (iii) a maximum consolidated senior secured leverage ratio of 3.25 to 1.00, provided, that for each Leverage Increase Period, the consolidated senior leverage ratio may be increased by up to 0.25, subject to certain limitations. As of December 31, 2020, we were in compliance with these covenants, and there was $225.7 million available for borrowing under the revolving credit facility, subject to the financial covenants.
As of December 31, 2020, we had borrowings outstanding of $49.3 million under the Senior Secured Credit Facility. A 1.0% increase or decrease in the interest rate applicable to such borrowing (which is the LIBOR rate) would have a $0.5 million impact on the results of the business.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings
The information required with respect to this item can be found in Note 10 to the accompanying unaudited condensed consolidated financial statements contained in this report and is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Form 10-K for the fiscal year ended September 30, 2020, filed with the SEC on November 23, 2020.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In December 2020, we issued an aggregate of 1,019,609 shares of Class A common stock in exchange for an equivalent number of shares of Class B common stock and Common Units pursuant to the terms of the i3 Verticals, LLC Limited Liability Company Agreement. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

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

3.2	Amended and Restated Bylaws of i3 Verticals, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2018) (File No. 001-38532).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in Inline XBRL and contained in Exhibit 101.
____________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

i3 Verticals, Inc.

		By:	/s/ Clay Whitson
Clay Whitson
Chief Financial Officer

Date:	February 9, 2021