Form 10-Q
period 2021-03-31
i3 Verticals, Inc.
filed 2021-05-10
CIK 1728688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of May 7, 2021, there were 21,926,390 outstanding shares of Class A common stock, $0.0001 par value per share, and 10,229,142 outstanding shares of Class B common stock, $0.0001 par value per share.

PART I. - FINANCIAL INFORMATION
Item 1.    Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	September 30,
	2021	2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,352	$15,568
Accounts receivable, net	24,599	17,538
Settlement assets	6,056	—
Prepaid expenses and other current assets	9,983	4,869
Total current assets	42,990	37,975
Property and equipment, net	5,929	5,339
Restricted cash	10,090	5,033
Capitalized software, net	39,163	16,989
Goodwill	263,365	187,005
Intangible assets, net	165,145	109,233
Deferred tax asset	51,277	36,755
Operating lease right-of-use assets	14,821	—
Other assets	10,039	5,197
Total assets	$602,819	$403,526

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$4,871	$3,845
Accrued expenses and other current liabilities	42,357	24,064
Settlement obligations	6,056	—
Deferred revenue	22,426	10,986
Current portion of operating lease liabilities	3,056	—
Total current liabilities	78,766	38,895
Long-term debt, less current portion and debt issuance costs, net	178,442	90,758
Long-term tax receivable agreement obligations	39,626	27,565
Operating lease liabilities, less current portion	12,382	—
Other long-term liabilities	12,138	6,140
Total liabilities	321,354	163,358
Commitments and contingencies (see Note 10)
Stockholders' equity
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2021 and September 30, 2020	—	—
Class A common stock, par value $0.0001 per share, 150,000,000 shares authorized; 21,919,300 and 18,864,143 shares issued and outstanding as of March 31, 2021 and September 30, 2020, respectively	2	2
Class B common stock, par value $0.0001 per share, 40,000,000 shares authorized; 10,229,142 and 11,900,621 shares issued and outstanding as of March 31, 2021 and September 30, 2020, respectively	1	1
Additional paid-in capital	203,803	157,598
Accumulated (deficit) earnings	(4,155)	(2,023)
Total stockholders' equity	199,651	155,578
Non-controlling interest	81,814	84,590
Total equity	281,465	240,168
Total liabilities and equity	$602,819	$403,526
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020

Revenue	$47,863	$39,178	$91,176	$80,289

Operating expenses
Other costs of services	11,314	11,955	24,980	24,873
Selling, general and administrative	30,511	20,786	55,473	40,073
Depreciation and amortization	5,851	4,538	10,943	9,193
Change in fair value of contingent consideration	322	(142)	2,226	12
Total operating expenses	47,998	37,137	93,622	74,151

(Loss) income from operations	(135)	2,041	(2,446)	6,138

Other expenses
Interest expense, net	2,358	2,184	4,387	4,198
Other income	(2,353)	—	(2,353)	—
Total other expenses	5	2,184	2,034	4,198

(Loss) income before income taxes	(140)	(143)	(4,480)	1,940

Benefit from income taxes	(87)	(2,062)	(306)	(1,913)

Net (loss) income	(53)	1,919	(4,174)	3,853

Net (loss) income attributable to non-controlling interest	(493)	1,182	(2,042)	3,265
Net income (loss) attributable to i3 Verticals, Inc.	$440	$737	$(2,132)	$588

Net income (loss) per share attributable to Class A common stockholders:
Basic	$0.02	$0.05	$(0.11)	$0.04
Diluted	$0.00	$0.05	$(0.12)	$0.04
Weighted average shares of Class A common stock outstanding:
Basic	20,940,725	14,456,970	20,024,936	14,344,768
Diluted	33,404,983	16,106,757	31,237,675	15,778,077

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2020	18,864,143	$2	11,900,621	$1	$157,598	$(2,023)	$84,590	$240,168
Equity-based compensation	—	—	—	—	3,441	—	—	3,441
Net loss	—	—	—	—	—	(2,572)	(1,549)	(4,121)
Redemption of common units in i3 Verticals, LLC	1,019,609	—	(1,019,609)	—	7,185	—	(7,185)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	1,257	—	—	1,257
Exercise of equity-based awards	121,019	—	—	—	688	—	—	688
Allocation of equity to non-controlling interests	—	—	—	—	(1,072)	—	1,072	—
Balance at December 31, 2020	20,004,771	2	10,881,012	1	169,097	(4,595)	76,928	241,433
Equity-based compensation	—	—	—	—	4,142	—	—	4,142
Net income (loss)	—	—	—	—	—	440	(493)	(53)
Redemption of common units in i3 Verticals, LLC	651,870	—	(651,870)	—	4,529	—	(4,529)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	897	—	—	897
Exercise of equity-based awards	59,745	—	—	—	(199)	—	—	(199)
Allocation of equity to non-controlling interests	—	—	—	—	(9,908)	—	9,908	—
Issuance of Class A common stock under the 2020 Inducement Plan	1,202,914	—	—	—	35,245	—	—	35,245
Balance at March 31, 2021	21,919,300	$2	10,229,142	$1	$203,803	$(4,155)	$81,814	$281,465
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

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended March 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(4,174)	$3,853
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	10,943	9,193
Equity-based compensation	7,583	4,634
Provision for doubtful accounts	129	64
Amortization of debt discount and issuance costs	2,684	838
Debt issuance costs write offs	—	141
Amortization of capitalized customer acquisition costs	248	184
Unrealized gain on investment	(2,353)	—
Benefit from deferred income taxes	(306)	(2,668)
Non-cash lease expense	1,518	—
Increase in non-cash contingent consideration expense from original estimate	2,226	12
Changes in operating assets:
Accounts receivable	1,392	2,087
Prepaid expenses and other current assets	(2,027)	(617)
Other assets	(2,475)	(1,308)
Changes in operating liabilities:
Accounts payable	39	(110)
Accrued expenses and other current liabilities	9,260	(2,464)
Deferred revenue	5,535	(572)
Operating lease liabilities	(1,534)	—
Other long-term liabilities	(698)	(65)
Contingent consideration paid in excess of original estimates	(4,115)	(4,355)
Net cash provided by operating activities	23,875	8,847

Cash flows from investing activities:
Expenditures for property and equipment	(885)	(923)
Expenditures for capitalized software	(2,861)	(1,238)
Purchases of merchant portfolios and residual buyouts	—	(1,597)
Acquisitions of businesses, net of cash acquired	(112,095)	—
Acquisition of other intangibles	(93)	(123)
Net cash used in investing activities	(115,934)	(3,881)
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Six months ended March 31,
	2021	2020
Cash flows from financing activities:
Proceeds from revolving credit facility	175,444	80,991
Payments on revolving credit facility	(90,444)	(203,135)
Proceeds from borrowings on exchangeable notes	—	138,000
Payments for purchase of exchangeable senior note hedges	—	(28,676)
Proceeds from issuance of warrants	—	14,669
Payments of debt issuance costs	—	(5,071)
Cash paid for contingent consideration	(1,736)	(2,122)
Payments for required distributions to members for tax obligations	—	(3)
Proceeds from stock option exercises	999	474
Payments for employee's tax withholdings from net settled stock option exercises	(363)	(121)
Net cash provided by (used in) financing activities	83,900	(4,994)

Net (decrease) in cash, cash equivalents, and restricted cash	(8,159)	(28)
Cash, cash equivalents, and restricted cash at beginning of period	20,601	3,200
Cash, cash equivalents, and restricted cash at end of period	$12,442	$3,172

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,768	$3,281
Cash paid for income taxes	$64	$262
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

•As of March 31, 2021, i3 Verticals, Inc. owned 68.2% of the economic interest in i3 Verticals, LLC.
•As of March 31, 2021, the Continuing Equity Owners owned Common Units in i3 Verticals, LLC representing approximately 31.8% of the economic interest in i3 Verticals, LLC, shares of Class A common stock in the Company representing approximately 0.6% of the economic interest and voting power in the Company, and shares of Class B common stock in i3 Verticals, Inc., representing approximately 31.8% of the voting power in the Company.
•The Continuing Equity Owners who own Common Units in i3 Verticals, LLC may redeem at each of their options (subject in certain circumstances to time-based vesting requirements) their Common Units for, at the election of i3 Verticals, LLC, cash or newly-issued shares of the Company's Class A common stock.
•Combining the Class A common stock and Class B common stock, the Continuing Equity Owners hold approximately 32.4% of the economic interest and voting power in i3 Verticals, Inc.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the reporting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the unaudited condensed consolidated financial statements of the Company and its subsidiaries as of March 31, 2021 and for

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
the three and six months ended March 31, 2021 and 2020. The results of operations for the three and six months ended March 31, 2021 and 2020 are not necessarily indicative of the operating results for the full year. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the Company's consolidated financial statements and related footnotes for the years ended September 30, 2020 and 2019, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020.
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
Settlement Assets and Obligations
Settlement assets and obligations result when funds are temporarily held or owed by the Company on behalf of merchants, consumers, schools, and other institutions. Timing differences, interchange expense, merchant reserves and exceptional items cause differences between the amount received from the card networks and the amount funded to counterparties. These balances arising in the settlement process are reflected as settlement assets and obligations on the accompanying consolidated balance sheets. With the exception of merchant reserves, settlement assets or settlement obligations are generally collected and paid within one to four days. As of March 31, 2021, settlement assets and settlement obligations were both $6,056. As of September 30, 2020, the Company had no settlement assets or settlement obligations.
Inventories
Inventories consist of point-of-sale equipment to be sold to clients and are stated at the lower of net realizable value or cost, determined on either a weighted average or specific basis. Inventories were $1,806 and $1,309 at March 31, 2021 and September 30, 2020, respectively, and are included within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The operating results of an acquisition are included in the Company’s condensed consolidated statements of operations from the date of such acquisition. Acquisitions completed during the six months ended March 31, 2021 contributed $13,394 and $1,379 of revenue and net income, respectively, to the Company's condensed consolidated statements of operations for the six months then ended.
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
The majority of the Company's revenue for the six months ended March 31, 2021 and 2020 is derived from volume-based payment processing fees (“discount fees”) and other related fixed transaction or service fees. The remainder is comprised of sales of software licensing subscriptions, ongoing support, and other POS-related solutions the Company provides to its clients directly and through its processing bank relationships.

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
Revenues are also derived from a variety of fixed transaction or service fees, including authorization fees, convenience fees, statement fees, annual fees, gateway fees, which are charged for accessing our payment and software solutions, and fees for other miscellaneous services, such as handling chargebacks. Revenues derived from service fees are recognized at the time the services are performed and there are no further performance obligations. Revenue from fixed transactions, which principally relate to the sale of equipment, is recognized upon transfer of ownership and delivery to the client, after which there are no further performance obligations.
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
The tables below present a disaggregation of the Company's revenue from contracts with clients by product by segment. Refer to Note 12 for discussion of the Company's segments. The Company's products are defined as follows:
•Payments — Includes discount fees, gateway fees and other related fixed transaction or service fees.

•Other — Includes sales of software, sales of equipment, professional services and other revenues.

	For the Three Months Ended March 31, 2021
	Merchant Services	Proprietary Software and Payments	Other	Total
Payments revenue	$21,515	$7,489	$(668)	$28,336
Other revenue	4,477	15,060	(10)	19,527
Total revenue	$25,992	$22,549	$(678)	$47,863

	For the Three Months Ended March 31, 2020(1)
	Merchant Services	Proprietary Software and Payments	Other	Total
Payments revenue	$21,169	$5,744	$(527)	$26,386
Other revenue	4,560	8,236	(4)	12,792
Total revenue	$25,729	$13,980	$(531)	$39,178
________
1.Effective July 1, 2020, the Company reassigned a component from the Proprietary Software and Payments segment to the Merchant Services segment to better align the Company's business within its segments. Refer to Note 12 for further discussion. The prior period comparatives have been retroactively adjusted to reflect the Company's current segment presentation.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

	For the Six Months Ended March 31, 2021
	Merchant Services	Proprietary Software and Payments	Other	Total
Payments revenue	$42,056	$12,986	$(1,094)	$53,948
Other revenue	8,906	28,339	(17)	37,228
Total revenue	$50,962	$41,325	$(1,111)	$91,176

	For the Six Months Ended March 31, 2020(1)
	Merchant Services	Proprietary Software and Payments	Other	Total
Payments revenue	$43,913	$11,780	$(935)	$54,758
Other revenue	10,055	15,482	(6)	25,531
Total revenue	$53,968	$27,262	$(941)	$80,289
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

	For the Three Months Ended March 31, 2021
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue transferred over time	$19,267	$15,697	$(632)	$34,332
Revenue transferred at a point in time	6,725	6,852	(46)	13,531
Total revenue	$25,992	$22,549	$(678)	$47,863

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

	For the Three Months Ended March 31, 2020(1)
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue transferred over time	$18,784	$9,659	$(526)	$27,917
Revenue transferred at a point in time	6,945	4,321	(5)	11,261
Total revenue	$25,729	$13,980	$(531)	$39,178
______
1.Effective July 1, 2020, the Company reassigned a component from the Proprietary Software and Payments segment to the Merchant Services segment to better align the Company's business within its segments. Refer to Note 12 for further discussion. The prior period comparatives have been retroactively adjusted to reflect the Company's current segment presentation.

	For the Six Months Ended March 31, 2021
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue transferred over time	$37,278	$29,417	$(1,020)	$65,675
Revenue transferred at a point in time	13,684	11,908	(91)	25,501
Total revenue	$50,962	$41,325	$(1,111)	$91,176

	For the Six Months Ended March 31, 2020(1)
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue transferred over time	$38,601	$19,126	$(934)	$56,793
Revenue transferred at a point in time	15,367	8,136	(7)	23,496
Total revenue	$53,968	$27,262	$(941)	$80,289
______
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

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following tables present the changes in deferred revenue as of and for the six months ended March 31, 2021 and 2020, respectively:

Balance at September 30, 2020	$11,054
Deferral of revenue	19,149
Recognition of unearned revenue	(6,234)
Balance at December 31, 2020	23,969
Deferral of revenue	5,699
Recognition of unearned revenue	(7,174)
Balance at March 31, 2021	$22,494

Balance at September 30, 2019	$10,237
Deferral of revenue	5,389
Recognition of unearned revenue	(5,211)
Balance at December 31, 2019	10,415
Deferral of revenue	5,004
Recognition of unearned revenue	(5,753)
Balance at March 31, 2020	$9,666
Costs to Obtain and Fulfill a Contract
The Company capitalizes incremental costs to obtain new contracts and contract renewals and amortizes these costs on a straight-line basis as an expense over the benefit period, which is generally the contract term, unless a commensurate payment is not expected at renewal. As of March 31, 2021 and 2020 the Company had $3,572 and $2,830, respectively, of capitalized contract costs, which relates to commissions paid to obtain new sales, included within "Prepaid expenses and other current assets” and “Other assets" on the condensed consolidated balance sheets. The Company recorded commissions expense related to these costs of $129 and $248 for the three and six months ended March 31, 2021, respectively, and $96 and $184 for the three and six months ended March 31, 2020, respectively.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASC 842 with amendments in 2018 and 2019. ASC 842 aims to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The amendments in ASU No. 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The amendments in this ASU No. 2016-13 are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As a public business entity, the Company is an emerging growth company and has elected to use the extended transition period provided for such companies. As a result, the Company will not be required to adopt ASU 2016-13 until October 1, 2023. The Company is currently evaluating the impact of the adoption of this principle on the Company’s condensed consolidated financial statements.
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments in ASU No. 2021-04 provides guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU No. 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, including interim periods within those fiscal years. As a result, the Company will not be required to adopt ASU 2021-04 until October 1, 2022. The Company is currently evaluating the impact of the adoption of this principle on the Company’s condensed consolidated financial statements.

3. ACQUISITIONS
During the six months ended March 31, 2021, the Company completed the acquisitions of unrelated businesses, including substantially all of the assets of Business Information Systems, Inc. and ImageSoft, Inc. Certain of the purchase price allocations assigned for these acquisitions are considered preliminary as of March 31, 2021.
Purchase of Business Information Systems, Inc.
On February 1, 2021, the Company completed the acquisition of substantially all of the assets of Business Information Systems, GP, a Tennessee general partnership and Business Information Systems, Inc., a Tennessee corporation (collectively “BIS”) to expand its software offerings, primarily in the public sector vertical. BIS is within the Proprietary Software & Payments segment. Total purchase consideration was $95,955, including $52,500 in cash on hand and proceeds from the Company's revolving credit facility, 1,202,914 shares of the Company's Class A Common Stock (valued at $35,245), and $8,210 in contingent consideration.
The goodwill associated with the acquisition is deductible for tax purposes. The acquired merchant relationships intangible asset has an estimated amortization period of nineteen years. The non-compete agreement and trade name have estimated amortization periods of three and five years, respectively. The weighted-average estimated amortization period of all intangibles acquired is nineteen years. The acquired capitalized software has an estimated amortization period of ten years.
Acquisition-related costs for BIS amounted to approximately $328 and were expensed as incurred.
Certain provisions in the merger agreement provide for additional consideration of up to $16,000 in the aggregate, to be paid based upon achievement of specified financial performance targets, as defined in the purchase agreement, in the 24 months from February 1, 2021 through January 31, 2023. The Company determined the acquisition date fair value of the liability for the contingent consideration based on a probability forecast and discounted cash flow analysis. In each subsequent reporting period, the Company will reassess the

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
current estimates of performance relative to the targets and adjust the contingent liability to its fair value through earnings. See additional disclosures in Note 8.
Purchase of ImageSoft, Inc.
On November 17, 2020, the Company completed the acquisition of substantially all of the assets of ImageSoft, Inc. to expand its software offerings, primarily in the public sector vertical. ImageSoft, Inc. is within the Proprietary Software & Payments segment. Total purchase consideration was $47,040, including $40,000 in cash consideration, funded by proceeds from the Company's revolving credit facility, and $7,040 in contingent consideration.
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
Acquisition-related costs for ImageSoft, Inc. amounted to approximately $381 and were expensed as incurred.
Certain provisions in the merger agreement provide for additional consideration of up to $20,000 in the aggregate, to be paid based upon achievement of specified financial performance targets, as defined in the purchase agreement, in the 24 months from May 1, 2021 through April 30, 2023. The Company determined the acquisition date fair value of the liability for the contingent consideration based on a probability forecast and discounted cash flow analysis. In each subsequent reporting period, the Company will reassess the current estimates of performance relative to the targets and adjust the contingent liability to its fair value through earnings. See additional disclosures in Note 8.
Other Business Combinations
On October 1, 2020, the Company completed the acquisitions of three other businesses to expand the Company’s software offerings in the public sector and healthcare vertical markets and to add proprietary technology that will augment the Company’s existing platform across several verticals. Two of these businesses are within the Proprietary Software & Payments segment and one is within the Merchant Services segment. Total purchase consideration was $23,000, including $19,600 in cash consideration, funded by proceeds from the Company's revolving credit facility proceeds, and $3,400 of contingent consideration.
For each of these businesses acquired, the goodwill associated with the acquisition is deductible for tax purposes. The acquired merchant relationships intangible assets have estimated amortization periods of between eleven and twenty-five years. The non-compete agreement and trade names have estimated amortization periods of three years. The weighted-average amortization period for all intangibles acquired is eighteen years. The acquired capitalized software has a weighted-average amortization period of seven years.
Acquisition-related costs for these businesses amounted to approximately $706 and were expensed as incurred.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Summary of Business Combinations during the six months ended March 31, 2021
The fair values assigned to certain assets and liabilities assumed, as of the acquisition dates, were as follows:

	BIS	ImageSoft, Inc.	Other	Total
Accounts receivable	$1,567	$4,997	$923	$7,487
Settlement assets	6,889	120	—	7,009
Inventories	458	—	116	574
Prepaid expenses and other current assets	10	2,897	84	2,991
Property and equipment	206	433	159	798
Capitalized software	15,100	5,200	1,750	22,050
Acquired merchant relationships	35,200	16,300	8,550	60,050
Non-compete agreements	100	610	172	882
Trade name	700	1,100	200	2,000
Goodwill	43,612	20,900	11,585	76,097
Operating lease right-of-use assets	—	332	—	332
Other assets	—	6	7	13
Total assets acquired	103,842	52,895	23,546	180,283

Accrued expenses and other current liabilities	138	910	1	1,049
Settlement obligations	6,889	120	—	7,009
Deferred revenue, current	860	4,500	545	5,905
Current portion of operating lease liabilities	—	75	—	75
Operating lease liabilities, less current portion	—	250	—	250
Net assets acquired	$95,955	$47,040	$23,000	$165,995
Pro Forma Results of Operations for Business Combinations during the six months ended March 31, 2021
The following unaudited supplemental pro forma results of operations have been prepared as though each of the acquired businesses in the six months ended March 31, 2021 had occurred on October 1, 2019. Pro forma adjustments were made to reflect the impact of depreciation and amortization, changes to executive compensation and the revised debt load, all in accordance with ASC 805. This supplemental pro forma information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made on these dates, or of results of operations that may occur in the future.

	Six months ended March 31,
	2021	2020
Revenue	$101,280	$108,199
Net (loss) income	$(3,186)	$3,716
Business Combinations during the year ended September 30, 2020
During the year ended September 30, 2020, the Company completed the acquisitions of three unrelated businesses. Two expand the Company's geographic reach and software capabilities in the public sector vertical. The other adds text-to-pay capabilities and other software solutions in the Company's non-profit vertical. These businesses are within the Proprietary Software & Payments segment. Total purchase consideration was $32,628, including $27,880 in revolving credit facility proceeds and $4,748 of contingent consideration. Certain of the purchase price allocations assigned for these acquisitions are preliminary.

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

Cash and cash equivalents	$313
Accounts receivable	846
Prepaid expenses and other current assets	54
Property and equipment	122
Capitalized software	1,970
Acquired merchant relationships	11,900
Non-compete agreements	90
Trade name	300
Goodwill	20,213
Other assets	17
Total assets acquired	$35,825

Accounts payable	168
Accrued expenses and other current liabilities	635
Deferred revenue, current	200
Other long-term liabilities	2,194
Net assets acquired	$32,628

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
4. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill are as follows:

	Merchant Services	Proprietary Software and Payments	Other	Total
Balance at September 30, 2020 (net of accumulated impairment losses of $11,458, $0 and $0, respectively)	$115,982	$71,023	$—	$187,005
Goodwill attributable to preliminary purchase price adjustments and acquisition during the six months ended March 31, 2021	2,892	73,468	—	76,360
Balance at March 31, 2021	$118,874	$144,491	$—	$263,365

Intangible assets consisted of the following as of March 31, 2021:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Merchant relationships	$214,621	$(59,158)	$155,463	12 to 20 years – accelerated or straight-line
Non-compete agreements	2,650	(1,218)	1,432	2 to 5 years – straight-line
Website and brand development costs	239	(98)	141	3 to 4 years – straight-line
Trade names	5,880	(2,113)	3,767	2 to 7 years – straight-line
Residual buyouts	4,899	(1,022)	3,877	2 to 8 years – straight-line
Referral and exclusivity agreements	900	(477)	423	5 to 10 years – straight-line
Total finite-lived intangible assets	229,189	(64,086)	165,103

Indefinite-lived intangible assets:
Trademarks	42	—	42
Total identifiable intangible assets	$229,231	$(64,086)	$165,145

Amortization expense for intangible assets amounted to $3,752 and $7,112 during the three and six months ended March 31, 2021, respectively, and $3,088 and $6,282 during the three and six months ended March 31, 2020, respectively.
Based on net carrying amounts at March 31, 2021, the Company's estimate of future amortization expense for intangible assets are presented in the table below for fiscal years ending September 30:

2021 (six months remaining)	$7,670
2022	14,424
2023	13,352
2024	12,303
2025	12,054
Thereafter	105,300
$165,103

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
5. LONG-TERM DEBT, NET
A summary of long-term debt, net as of March 31, 2021 and September 30, 2020 is as follows:

		March 31,	September 30,
	Maturity	2021	2020
Revolving lines of credit to banks under the Senior Secured Credit Facility	May 9, 2024	$85,000	$—
1% Exchangeable Senior Notes due 2025	February 15, 2025	97,534	95,325
Debt issuance costs, net		(4,092)	(4,567)
Total long-term debt, net of issuance costs		$178,442	$90,758
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
If the Company or i3 Verticals, LLC undergoes a fundamental change, holders may require i3 Verticals, LLC to repurchase all or part of their Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Notes to be repurchased, plus accrued and unpaid interest to, but not including, the fundamental change repurchase date. As of March 31, 2021, none of the conditions permitting the holders of the Exchangeable Notes to early convert have been met.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Exchangeable Notes are general senior unsecured obligations of i3 Verticals, LLC. The guarantee is the Company’s senior unsecured obligation and rank senior in right of payment to all of i3 Verticals, LLC’s and the Company’s future indebtedness that is expressly subordinated in right of payment to the Exchangeable Notes or the guarantee, as applicable. The Exchangeable Notes and the guarantee rank equally in right of payment with all of i3 Verticals, LLC’s and the Company’s existing and future unsecured indebtedness that is not so expressly subordinated in the right of payment to the Exchangeable Notes or the guarantee, as applicable. The Exchangeable Notes and the guarantee are effectively subordinated to any of the Companies’ existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness (including obligations under the credit agreement governing the Senior Secured Credit Facility, defined below). The Exchangeable Notes and the guarantee will be structurally subordinated to all indebtedness and other liabilities and obligations (including the debt and trade payables) of the Company’s subsidiaries, other than i3 Verticals, LLC.
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
The Company incurred third-party issuance costs totaling $5,238, in connection with the issuance of the Exchangeable Notes. The Company capitalized $4,150 of debt issuance costs in connection with the Exchangeable Notes and allocated $1,088 of the third-party issuance costs to equity. Non-cash interest expense, including amortization of debt issuance costs, related to the Exchangeable Notes for the three and six months ended March 31, 2021 was $145 and $285, respectively, and $70 for both the three and six months ended March 31, 2020. The Company also wrote off a portion of the debt issuance costs in connection with the repurchase transactions in April and September 2020, as described below. Total unamortized debt issuance costs related to the Exchangeable Notes were $2,908 as of March 31, 2021.
The estimated fair value of the Exchangeable Notes was $119,071 as of March 31, 2021. The estimated fair value of the Exchangeable Notes was determined through consideration of quoted market prices for similar instruments. The fair value is classified as Level 2, as defined in Note 8.
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
Senior Secured Credit Facility
On May 9, 2019, the Company replaced its existing senior secured credit facility with a new credit agreement (the "Senior Secured Credit Facility"). On February 18, 2020, the Company entered into the second amendment to the Senior Secured Credit Facility in connection with the offering of the Company's Exchangeable Notes. The second amendment reduced the Company's borrowing capacity under the Senior Secured Credit Facility. During the year ended September 30, 2020, the Company wrote off $141 of unamortized debt issuance costs, which was recorded in interest expense in the condensed consolidated statements of operations, due to the decrease in borrowing capacity. The Senior Secured Credit Facility consists of a $275,000 revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to $50,000 in the aggregate (subject to the receipt of additional commitments for any such incremental loan amounts).
The Senior Secured Credit Facility accrues interest at LIBOR (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) plus an applicable margin of 2.25% to 3.25% (3.25% as of March 31, 2021), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%), plus an applicable margin of 0.25% to 1.25% (1.25% as of March 31, 2021), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires the Company to pay unused commitment fees

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
of 0.15% to 0.30% (0.30% as of March 31, 2021) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The maturity date of the Senior Secured Credit Facility is May 9, 2024. The Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00, (ii) a maximum total leverage ratio of 5.00 to 1.00, provided, that for each of the four fiscal quarters immediately following a qualified acquisition (each a “Leverage Increase Period”), the required ratio set forth above may be increased by up to 0.25, subject to certain limitations and (iii) a maximum consolidated senior secured leverage ratio of 3.25 to 1.00, provided, that for each Leverage Increase Period, the consolidated senior leverage ratio may be increased by up to 0.25, subject to certain limitations. As of March 31, 2021, the Company was in compliance with these covenants, and there was $190.0 million available for borrowing under the revolving credit facility, subject to the financial covenants.
The Senior Secured Credit Facility is secured by substantially all assets of the Company. The lenders under the Senior Secured Credit Facility hold senior rights to collateral and principal repayment over all other creditors.
The provisions of the Senior Secured Credit Facility place certain restrictions and limitations upon the Company. These include, among others, restrictions on liens, investments, indebtedness, fundamental changes and dispositions; maintenance of certain financial ratios; and certain non-financial covenants pertaining to the activities of the Company during the period covered. The Company was in compliance with such covenants as of March 31, 2021. In addition, the Senior Secured Credit Facility restricts the Company's ability to make dividends or other distributions to the holders of the Company's equity. The Company is permitted to (i) make cash distributions to the holders of the Company's equity in order to pay taxes incurred by owners of equity in i3 Verticals, LLC, by reason of such ownership, (ii) move intercompany cash between subsidiaries that are joined to the Senior Secured Credit Facility, (iii) repurchase equity from employees, directors, officers or consultants in an aggregate amount not to exceed $3,000 per year, (iv) make certain payments in connection with the Tax Receivable Agreement, and (v) make other dividends or distributions in an aggregate amount not to exceed 5% of the net cash proceeds received from any additional common equity issuance. The Company is also permitted to make non-cash dividends in the form of additional equity issuances. Each subsidiary may make ratable distributions to persons that own equity interests in such subsidiary. All other forms of dividends or distributions are prohibited under the Senior Secured Credit Facility.
Debt Issuance Costs
The Company incurred no debt issuance costs during the three and six months ended March 31, 2021. During the three and six months ended March 31, 2020, the Company capitalized debt issuance costs totaling $4,245, in connection with the issuance of the Exchangeable Notes, the Note Hedge Transactions and the Warrants and in connection with entering into the second amendment to the Senior Secured Credit Facility. The Company's debt issuance costs are being amortized over the related term of the debt using the straight-line method, which is not materially different than the effective interest rate method, and are presented net against long-term debt in the condensed consolidated balance sheets. The amortization of deferred debt issuance costs is included in interest expense and amounted to approximately $240 and $475 during the three and six months ended March 31, 2021, respectively, and $172 and $272 during the three and six months ended March 31, 2020, respectively.

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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. When the estimate of the annual effective tax rate is unreliable, the Company records its income tax expense or benefit based up on a period to date effective tax rate. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the Company’s estimated tax rate changes, it makes a cumulative adjustment in that period. The Company’s provision for income taxes was a benefit of $87 and $306 for the three and six months ended March 31, 2021, respectively, and a benefit of $2,062 and $1,913 for the three and six months ended March 31, 2020, respectively.
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
During the six months ended March 31, 2021, the Company acquired an aggregate of 1,671,479 Common Units in Verticals, LLC in connection with the redemption of Common Units from the Continuing Equity Owners, which resulted in an increase in the tax basis of our investment in i3 Verticals, LLC subject to the provisions of the Tax Receivable Agreement. As a result of these exchanges, during the six months ended March 31, 2021, the Company recognized an increase to its net deferred tax assets in the amount of $14,177, and corresponding Tax Receivable Agreement liabilities of $12,051, representing 85% of the tax benefits due to the Continuing Equity Owners.
The deferred tax asset and corresponding Tax Receivable Agreement liability balances were $43,530 and $39,626, respectively, as of March 31, 2021.
Payments to the Continuing Equity Owners related to exchanges through March 31, 2021 will range from $0 to $3,229 per year and are expected to be paid over the next 25 years. The amounts recorded as of March 31, 2021, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
7. LEASES
As discussed in Note 2, the Company adopted ASC 842 effective October 1, 2020, using the modified retrospective transition method, under which the prior period financial statements were not restated for the new guidance.
The Company’s leases consist primarily of real estate leases throughout the markets in which the Company operates. At contract inception, the Company determines whether an arrangement is or contains a lease, and for each identified lease, evaluates the classification as operating or financing. The Company had no finance leases as of March 31, 2021. Leased assets and obligations are recognized at the lease commencement date based on the present value of fixed lease payments to be made over the term of the lease. Renewal and termination options are factored into determination of the lease term only if the option is reasonably certain to be exercised. The weighted-average remaining lease term at March 31, 2021 was six years. The Company had no significant short-term leases during the three and six months ended March 31, 2021.
The Company’s leases do not provide a readily determinable implicit interest rate and the Company uses its incremental borrowing rate to measure the lease liability and corresponding right-of-use asset. The incremental borrowing rates were determined based on a portfolio approach considering the Company’s current secured borrowing rate adjusted for market conditions and the length of the lease term. The weighted-average discount rate used in the measurement of our lease liabilities was 7.0% as of March 31, 2021.
Operating lease cost is recognized on a straight-line basis over the lease term. Operating lease costs for the three and six months ended March 31, 2021 were $1,046 and $1,900, respectively, which are included in selling, general and administrative expenses in the condensed consolidated statements of operations.
Total operating lease costs for the three and six months ended March 31, 2021 include variable lease costs of approximately $3 and $4, respectively, which are primarily comprised of costs of maintenance and utilities and changes in rates, and are determined based on the actual costs incurred during the period. Variable payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.
Short-term rent expense for the three and six months ended March 31, 2021 was $72 and $130, respectively, and are included in selling, general and administrative expenses in the condensed consolidated statements of operations.
As of March 31, 2021, maturities of lease liabilities are as follows:

Years ending September 30:
2021 (six months remaining)	$1,983
2022	3,590
2023	3,202
2024	2,630
2025	2,266
Thereafter	4,704
Total future minimum lease payments (undiscounted)	18,375
Less: present value discount	(2,937)
Present value of lease liability	$15,438
__________________________
1.Total future minimum lease payments excludes payments of $47 for leases designated as short-term leases, which are excluded from the Company's right-of-use assets. These payments will be made within the next twelve months.

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
The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, settlement assets and obligations, accounts receivable, other assets, accounts payable, and accrued expenses, approximated their fair values as of March 31, 2021 and 2020, because of the relatively short maturity dates on these instruments. The carrying amount of debt approximates fair value as of March 31, 2021 and 2020, because interest rates on these instruments approximate market interest rates.

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

Accrued Contingent Consideration
Balance at September 30, 2020	$13,034
Contingent consideration accrued at time of business combination	18,650
Change in fair value of contingent consideration included in Operating expenses	2,226
Contingent consideration paid	(5,851)
Balance at March 31, 2021	$28,059

Accrued Contingent Consideration
Balance at September 30, 2019	$18,226
Contingent consideration accrued at time of business combination	—
Change in fair value of contingent consideration included in Operating expenses	12
Contingent consideration paid	(6,477)
Balance at March 31, 2020	$11,761
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
Approximately $18,786 and $10,062 of contingent consideration was recorded in accrued expenses and other current liabilities as of March 31, 2021 and September 30, 2020, respectively. Approximately $9,273 and $2,972 of contingent consideration was recorded in other long-term liabilities as of March 31, 2021 and September 30, 2020, respectively.
Disclosure of Fair Values
The Company's financial instruments that are not remeasured at fair value include the Exchangeable Notes (see Note 5). The Company estimates the fair value of the Exchangeable Notes through consideration of quoted market prices of similar instruments, classified as Level 2 as described above. The estimated fair value of the Exchangeable Notes was $119,071 as of March 31, 2021.
In March 2021, the Company became aware of an observable price change in the AxiaMed equity investment, due to a planned third party acquisition of AxiaMed. This resulted in an increase of $2,353 to the fair value of the AxiaMed investment at March 31, 2021, which the Company recognized in other income.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
9. EQUITY-BASED COMPENSATION
A summary of equity-based compensation expense recognized during the three and six months ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Stock options	$4,142	$2,510	$7,583	$4,634
Amounts are included in general and administrative expense on the condensed consolidated statements of operations. Income tax benefits of $277 and $482 were recognized during the three and six months ended March 31, 2021, respectively. Income tax benefits of $193 and $341 were recognized during the three and six months ended March 31, 2020, respectively.
Stock Options
In May 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) under which the Company may grant up to 3,500,000 stock options and other equity-based awards to employees, directors and officers. The number of shares of Class A common stock available for issuance under the 2018 Plan includes an annual increase on the first day of each year, beginning with the 2019 calendar year, equal to 4.0% of the outstanding shares of all classes of the Company's common stock as of the last day of the immediately preceding calendar year, unless the Company’s board of directors determines prior to the last trading day of December of the immediately preceding calendar year that the increase shall be less than 4.0%. As of March 31, 2021, there were 626,684 equity awards available for grant under the 2018 Plan.
In September 2020, the Company adopted the 2020 Acquisition Equity Incentive Plan (the “2020 Inducement Plan”) under which the Company may grant up to 1,500,000 stock options and other equity-based awards to individuals that were not previously employees of the Company or its subsidiaries in connection with acquisitions, as a material inducement to the individual's entry into employment with the Company or its subsidiaries within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. As of March 31, 2021, there were 410,000 equity awards available for grant under the 2020 Inducement Plan.
The fair value of the stock option awards during the six months ended March 31, 2021 and during the year ended September 30, 2020 was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	March 31, 2021	September 30, 2020
Expected volatility(1)	38.2%	28.5%
Expected dividend yield(2)	—%	—%
Expected term(3)	6 years	6 years
Risk-free interest rate(4)	0.6%	1.2%
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

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
A summary of stock option activity for the six months ended March 31, 2021 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	5,210,566	$21.73
Granted	2,216,500	29.65
Exercised	(360,252)	18.15
Forfeited	(137,479)	25.75
Outstanding at end of period	6,929,335	$24.41
The weighted-average grant date fair value of stock options granted during the six months ended March 31, was $10.99. As of March 31, 2021, there were 6,929,335 stock options outstanding, of which 2,135,714 were exercisable. As of March 31, 2021, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $32,404, which is expected to be recognized over a weighted-average period of two years. The Company's policy is to account for forfeitures of stock-based compensation awards as they occur. The total fair value of stock options that vested during the three and six months ended March 31, 2021 was $4,231 and $6,216, respectively.

10. COMMITMENTS AND CONTINGENCIES
Leases
The Company utilizes office space and equipment under operating leases. Rent expense under these leases amounted to $1,118 and $2,030 during the three and six months ended March 31, 2021, respectively, and $675 and $1,416 during the three and six months ended March 31, 2020, respectively. Refer to Note 7 for further discussion and a table of the future minimum payments under these leases.
Minimum Processing Commitments
The Company has non-exclusive agreements with several processors to provide the Company services related to transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Certain of these agreements require the Company to submit a minimum monthly number of transactions for processing. If the Company submits a number of transactions that is lower than the minimum, it is required to pay to the processor the fees the processor would have received if the Company had submitted the required minimum number of transactions. As of March 31, 2021, such minimum fee commitments were as follows:

Years ending September 30:
2021 (six months remaining)	$1,540
2022	2,818
2023	2,645
2024	450
2025	—
Thereafter	—
Total	$7,453

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Loan to Third Party Sales Organization
The Company has entered into an agreement as of March 2020, as amended in October 2020, to provide a secured loan to a third party sales organization of up to $1,500 in the future, dependent on their achievement of certain financial metrics. Additionally, the Company has conditionally committed to a future buyout of the third party's business at the earlier of (a) the 60th day following the date upon which the founder of the third party sales organization dies or becomes disabled or (b) the 60th day following July 1, 2023. The buyout amount is dependent on certain financial metrics but is capped at $29,000, which would be net of repayment of the secured loans. The buyout also contains certain provisions to provide additional consideration of up to $9,000, in the aggregate, to be paid based on the achievement of specified financial performance targets, following the buyout. As the eventual financial metrics are not known, the amount of the buyout transaction as well as the additional consideration are not able to be estimated at this time.
As of March 31, 2021, such knowable loan commitments, dependent on the third party sales organization's achievement of certain financial metrics, were $1,500 for fiscal year 2021.
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

11. RELATED PARTY TRANSACTIONS
In April 2016, the Company entered into a purchase agreement to purchase certain assets of Axia, LLC. On April 29, 2016, the Company entered into a Processing Services Agreement (the “AxiaMed Agreement”) with Axia Technologies, LLC (which has since been incorporated as Axia Technologies, Inc., doing business as AxiaMed

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
(“AxiaMed”)), an entity controlled by the previous owner of Axia, LLC. Under the AxiaMed Agreement, the Company agreed to provide processing services for certain merchants as designated by AxiaMed from time to time. In accordance with ASC 606-10-55, revenue from the processing services is recognized net of interchange, residual expense and other fees. The Company earned net revenues related to the AxiaMed Agreement of $27 and $52 during the three and six months ended March 31, 2021, respectively, and $22 and $44 during the three and six months ended March 31, 2020, respectively. Greg Daily, the Company’s CEO; Clay Whitson, the Company’s CFO; and the Company own 2.0%, 9.4% and 0.4%, respectively, of the outstanding equity of AxiaMed.
In March 2021, the Company became aware of an observable price change in the AxiaMed equity investment, due to a planned third party acquisition of AxiaMed. This resulted in an increase of $2,353 to the fair value of the AxiaMed investment at March 31, 2021, which the Company recognized in other income.
In connection with the Company’s IPO, the Company and i3 Verticals, LLC entered into a Tax Receivable Agreement with the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that it actually realizes, or in some circumstances, is deemed to realize in its tax reporting, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of Common Units of i3 Verticals, LLC for Class A common stock of i3 Verticals, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. See Note 6 for further information. As of March 31, 2021, the total amount due under the Tax Receivable Agreement was $39,626.

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
Effective July 1, 2020 the Company reassigned a component from the Proprietary Software and Payments segment to the Merchant Services segment to better align the Company's segments with its business operations.
The prior period comparatives reflected in the tables below have been retroactively adjusted to reflect the Company's current segment presentation.
The Company primarily uses processing margin to measure operating performance. Processing margin is equal to revenue less other cost of services plus residuals expense, which are a component of other cost of

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
services. The following is a summary of reportable segment operating performance for the three and six months ended March 31, 2021 and 2020.

	As of and for the Three Months Ended March 31, 2021
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$25,992	$22,549	$(678)	$47,863
Other costs of services	(11,782)	(210)	678	(11,314)
Residuals	6,901	287	(667)	6,521
Processing margin	$21,111	$22,626	$(667)	$43,070

Residuals				(6,521)
Selling general and administrative				(30,511)
Depreciation and amortization				(5,851)
Change in fair value of contingent consideration				(322)
Loss from operations				$(135)

Total assets	$210,720	$327,446	$64,653	$602,819
Goodwill	$118,874	$144,491	$—	$263,365

	As of and for the Six Months Ended March 31, 2021
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$50,962	$41,325	$(1,111)	$91,176
Other costs of services	(22,623)	(3,467)	1,110	(24,980)
Residuals	12,845	544	(1,093)	12,296
Processing margin	$41,184	$38,402	$(1,094)	$78,492

Residuals				(12,296)
Selling general and administrative				(55,473)
Depreciation and amortization				(10,943)
Change in fair value of contingent consideration				(2,226)
Loss from operations				$(2,446)

Total assets	$210,720	$327,446	$64,653	$602,819
Goodwill	$118,874	$144,491	$—	$263,365

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

	As of and for the Three Months Ended March 31, 2020
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$25,729	$13,980	$(531)	$39,178
Other costs of services	(11,356)	(1,129)	530	(11,955)
Residuals	5,540	156	(526)	5,170
Processing margin	$19,913	$13,007	$(527)	$32,393

Residuals				(5,170)
Selling general and administrative				(20,786)
Depreciation and amortization				(4,538)
Change in fair value of contingent consideration				142
Income from operations				$2,041

Total assets	$212,899	$96,949	$41,334	$351,182
Goodwill	$116,401	$50,653	$—	$167,054

	As of and for the Six Months Ended March 31, 2020
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$53,968	$27,262	$(941)	$80,289
Other costs of services	(23,530)	(2,283)	940	(24,873)
Residuals	11,098	310	(934)	10,474
Processing margin	$41,536	$25,289	$(935)	$65,890

Residuals				(10,474)
Selling general and administrative				(40,073)
Depreciation and amortization				(9,193)
Change in fair value of contingent consideration				(12)
Income from operations				$6,138

Total assets	$212,899	$96,949	$41,334	$351,182
Goodwill	$116,401	$50,653	$—	$167,054

The Company has not disclosed expenditures on long-lived assets as such expenditures are not reviewed by or provided to the chief operating decision maker.

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
As of March 31, 2021, i3 Verticals, Inc. owned 21,919,300 of i3 Verticals, LLC's Common Units, representing a 68.2% economic ownership interest in i3 Verticals, LLC.
The following table summarizes the impact on equity due to changes in the Company's ownership interest in i3 Verticals, LLC:

	Six months ended March 31,
	2021	2020
Net (loss) income attributable to non-controlling interest	$(2,042)	$3,265
Transfers to (from) non-controlling interests:
Distributions to non-controlling interest holders	—	(3)
Redemption of common units in i3 Verticals, LLC	(11,714)	(2,597)
Cumulative effect of adoption of new accounting standard	—	640
Allocation of equity to non-controlling interests	10,980	—
Net transfers to (from) non-controlling interests	(734)	(1,960)
Change from net (loss) income attributable to non-controlling interests and transfers to (from) non-controlling interests	$(2,776)	$1,305

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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the three and six months ended March 31, 2021 and 2020:

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Basic net income (loss) per share:
Numerator
Net (loss) income	$(53)	$1,919	$(4,174)	$3,853
Less: Net (loss) income attributable to non-controlling interests	(493)	1,182	(2,042)	3,265
Net income (loss) attributable to Class A common stockholders	$440	$737	$(2,132)	$588
Denominator
Weighted average shares of Class A common stock outstanding(1)	20,940,725	14,456,970	20,024,936	14,344,768
Basic net (loss) income per share	$0.02	$0.05	$(0.11)	$0.04

Dilutive net income per share:
Numerator
Net income (loss) attributable to Class A common stockholders	$440	$737	$(2,132)	$588
Reallocation of net (loss) income assuming conversion of common units(3)(4)	(371)	—	(1,538)	—
Net income (loss) attributable to Class A common stockholders - diluted	$69	$737	$(3,670)	$588
Denominator
Weighted average shares of Class A common stock outstanding(1)	20,940,725	14,456,970	20,024,936	14,344,768
Weighted average effect of dilutive securities(2)(3)	12,464,258	1,649,787	11,212,739	1,433,309
Weighted average shares of Class A common stock outstanding - diluted	33,404,983	16,106,757	31,237,675	15,778,077
Diluted net income (loss) per share	$0.00	$0.05	$(0.12)	$0.04
____________________
1.Excludes 4,925 and 11,974 restricted Class A common stock units for the three and six months ended March 31, 2021, respectively, and 215,564 and 228,872 restricted Class A common stock units for both the three and six months ended March 31, 2020, respectively.
2.For the three and six months ended March 31, 2021, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net loss per share of Class A common stock:
a.1,760,997 and 2,506,997 stock options for the three and six months ended 2021, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
b.1,449,216 shares for the six months ended March 31, 2021 resulting from estimated stock option exercises as calculated by the treasury stock method, and 11,974 restricted Class A common units for the six months ended March 31, 2021, were excluded because the effect of including them would have been anti-dilutive.
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
4.The reallocation of net income assuming conversion of common units represents the tax effected net income attributable to non-controlling interest using the effective income tax rates described in Note 6 above and assuming all common units of i3 Verticals, LLC

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
were exchanged for Class A common stock at the beginning of the period. The common units of i3 Verticals, LLC held by the Continuing Equity Owners are potentially dilutive securities, and the computations of pro forma diluted net income per share assume that all common units of i3 Verticals, LLC were exchanged for shares of Class A common stock at the beginning of the period.
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

15. SIGNIFICANT NON-CASH TRANSACTIONS
The Company engaged in the following significant non-cash investing and financing activities during the six months ended March 31, 2021 and 2020:

	Six months ended March 31,
	2021	2020
Class A common stock issued as part of acquisition's purchase consideration (Note 3)	$35,245	$—
Acquisition date fair value of contingent consideration in connection with business combinations	$18,650	$—
Issuance of Exchangeable Notes and related Note Hedge Transactions and Warrants	$—	$270
Right-of-use assets obtained in exchange for operating lease obligations	$16,295	$—

16. SUBSEQUENT EVENTS
Recent Acquisitions
Subsequent to March 31, 2021, the Company completed the acquisition of three businesses. Two of these businesses further strengthen the Company's focus in its healthcare vertical. The third business expands the Company's software capabilities in the utilities market within the public sector vertical. Total purchase consideration included $37,400 in cash consideration, funded by proceeds from the Company's revolving line of credit, and an amount of contingent consideration, which is still being valued.
Certain provisions in the purchase agreements provide for additional consideration of up to $40,000, in the aggregate, to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreements, through no later than June 2023. The Company is in process of determining the acquisition date fair values of the liabilities for the contingent consideration based on discounted cash flow analyses. In each

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
subsequent reporting period, the Company will reassess its current estimates of performance relative to the targets and adjust the contingent liabilities to their fair values through earnings.
The effect of two of these acquisitions will be included in the consolidated statements of operations beginning April 1, 2021, and the third of these acquisitions will be included in the consolidated statements of operations beginning May 1, 2021.
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
On April 30, 2021, the Company purchased $900 in a residual buyouts using a combination of cash on hand and borrowings on the Company's revolving credit facility.
2020 Inducement Plan Amendment
In May 2021, the Company amended the 2020 Inducement Plan to increase the number of shares of the Company's Class A common stock available for issuance under the 2020 Inducement Plan from 1,500,000 to 3,000,000 shares. The 2020 Inducement Plan is used exclusively for grants of awards to individuals that were not previously employees of the Company or its subsidiaries in connection with acquisitions, as a material inducement to the individual's entry into employment with the Company or its subsidiaries within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules.
AxiaMed Sale
On April 1, 2021, AxiaMed was sold to a third party and the Company received $2,453 for its investment in AxiaMed. Greg Daily, the Company’s CEO; Clay Whitson, the Company’s CFO; and the Company no longer have ownership interest in AxiaMed following the sale.

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
•our ability to retain clients, many of which are small-and medium sized businesses ("SMBs"), which can be difficult and costly to retain;
•our ability to successfully manage our intellectual property;
•our ability to attract, recruit, retain and develop key personnel and qualified employees;
•risks related to laws, regulations and industry standards;
•operating and financial restrictions imposed by our Senior Secured Credit Facility;
•risks related to the accounting method for i3 Verticals, LLC's 1.0% Exchangeable Notes due February 15, 2025 (the "Exchangeable Notes");
•our ability to raise the funds necessary to settle exchanges of the Exchangeable Notes or to repurchase the Exchangeable Notes upon a fundamental change;
•risks related to the conditional exchange feature of the Exchangeable Notes;
•risks related to the cessation or modification of the London Inter Bank Offered Rate ("LIBOR"); and
•the risk factors included in our Form 10-K and included in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry developments may differ materially from statements made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. The matters summarized in “Risk Factors” in our Form 10-K,and in subsequent filings could cause our actual results to differ significantly from those contained in our forward-looking statements. In addition, even if our results of operations, financial condition and liquidity, and industry developments are consistent with the forward-looking statements contained in this filing, those results or developments may not be indicative of results or developments in subsequent periods.
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

COVID-19 Recent Developments
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and other parts of the world. The spread of COVID-19 has brought about many precautions at the state and local government levels to mitigate the spread of the virus, including the closure of local government facilities and parks, schools, restaurants, many businesses and other locations of public assembly. In recent months, many of the restrictions have eased across the country; however, the potential for future closures and other restrictions related to COVID-19 remains.
The COVID-19 pandemic has significantly affected overall economic conditions in the United States. The economic impact of these conditions materially impacted our business and is expected to continue to adversely impact our strategic verticals and our business in general. For example, beginning in the second half of March 2020 and continuing into the current period, we and our clients experienced a decline and subsequent partial recovery in payment volume and the number of transactions processed, and therefore, a decline and subsequent partial recovery in revenue in our strategic verticals. Our payment volume has fluctuated since March 2020 as a result of the impacts of the COVID-19 pandemic. Further, a significant portion of our revenue and payment volume within our Merchant Services segment and our Proprietary Software and Payments segment was derived from our education and public sector strategic verticals. Due to the ongoing partial closure of schools and many local government facilities throughout the nation, we expect the combined revenue and payment volume from multiple of these and other strategic verticals will be adversely impacted for the duration of the closure. Despite positive developments, such as the availability of vaccines, there are no reliable estimates of how long the pandemic will continue, how many people are likely to be affected by it or the duration or types of restrictions that will be imposed. For that reason, we are unable to predict the long-term impact of the pandemic on our business at this time.
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
At March 31, 2021, we had $2.4 million of cash and cash equivalents and $190.0 million of available capacity under our Senior Secured Credit Facility subject to our financial covenants. Our liquidity profile reflects our completed offering in February 2020 of an aggregate principal amount of $138.0 million in 1.0% Exchangeable Senior Notes due 2025, with substantially all the proceeds being used to pay down outstanding borrowings under our Senior Secured Credit Facility. As of March 31, 2021, we were in compliance with these covenants with a consolidated interest coverage ratio, total leverage ratio and consolidated senior leverage ratio of 6.19x, 3.80x and 1.57x, respectively. For additional information about our Senior Secured Credit Facility and Exchangeable Notes, see the section entitled “Liquidity and Capital Resources” below.
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
Acquisitions
Recent acquisitions
Subsequent to March 31, 2021, we completed the acquisition of three businesses. Two of these businesses further strengthen our focus in our healthcare vertical. The third business expands our software capabilities in the public sector vertical. Total purchase consideration included $37.4 million in cash consideration, funded by proceeds from our revolving line of credit, and an amount of contingent consideration, which is still being valued.
Acquisitions during the six months ended March 31, 2021
On February 1, 2021, we completed the acquisition of substantially all of the assets of Business Information Systems, GP, a Tennesee general partnership and Business Information Systems, Inc., a Tennessee corporation (collectively “BIS”) to expand our software offerings, primarily in the public sector vertical. Total purchase consideration was $96.0 million, including $52.5 million in cash on hand and proceeds from the Company's revolving credit facility, 1,202,914 shares of the Company's Class A Common Stock, and $8.2 million in contingent consideration.
On November 17, 2020, we completed the acquisition of substantially all of the assets of ImageSoft, Inc. to expand our software offerings, primarily in the public sector vertical. Total purchase consideration was $47.0 million, including $40.0 million in cash consideration, funded by proceeds from our revolving credit facility, and $7.0 million in contingent consideration.
During the six months ended March 31, 2021, we also completed the acquisition of three other businesses to expand the Company’s software offerings in the public sector and healthcare vertical markets, and to add proprietary technology that will augment the Company’s existing platform across several verticals. Total purchase consideration was $23.0 million, including $19.6 million in cash consideration, funded by proceeds from our revolving line of credit, and $3.4 million of contingent consideration.

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
Our payment volume for the three months ended March 31, 2021 and 2020 was $4.3 billion and $3.6 billion, respectively, representing a period-to-period growth rate of 19.2%. Our payment volume for the six months ended March 31, 2021 and 2020 was $8.1 billion and $7.4 billion, respectively, representing a period-to-period growth rate of 8.7%. Our payment volume has fluctuated since March 2020 as a result of the impacts of the COVID-19 pandemic. We focus on payment volume because it is a reflection of the scale and economic activity of our client base and because a significant part of our revenue is derived as a percentage of our clients’ dollar volume receipts. Payment volume reflects the addition of new clients and same store payment volume growth of existing clients, partially offset by client attrition during the period.
Integrated payments represent payment transactions that are generated in situations where payment technology is embedded within our own proprietary software, a client’s software or critical business process. We evaluate the portion of our payment volume that is produced by integrated transactions because we believe the convergence of software and payments is a significant trend impacting our industry. We believe integrated payments create stronger client relationships with higher payment volume retention and growth. Integrated payments grew to 59% and 55% of our payment volume for the three months ended March 31, 2021 and 2020, respectively, and were 57% and 55% of our payment volume for the six months ended March 31, 2021 and 2020, respectively.
We measure period-to-period payment volume attrition as the change in card-based payment volume for all clients that were processing with us for the same period in the prior year. We exclude from our calculations payment volume from new clients added during the period. We experience attrition in payment volume as a result of several factors, including business closures, transfers of clients’ accounts to our competitors and account closures that we initiate due to heightened credit risks. During the six months ended March 31, 2021, our average net volume attrition per month remained below 2%.

Results of Operations
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
The following table presents our historical results of operations for the periods indicated:

	Three months ended March 31,		Change
(in thousands)	2021	2020	Amount	%

Revenue	$47,863	$39,178	$8,685	22.2%

Operating expenses
Other costs of services	11,314	11,955	(641)	(5.4)%
Selling, general and administrative	30,511	20,786	9,725	46.8%
Depreciation and amortization	5,851	4,538	1,313	28.9%
Change in fair value of contingent consideration	322	(142)	464	n/m
Total operating expenses	47,998	37,137	10,861	29.2%

Income from operations	(135)	2,041	(2,176)	n/m

Other expenses
Interest expense, net	2,358	2,184	174	8.0%
Other income	(2,353)	—	(2,353)	n/m
Total other expenses	5	2,184	(2,179)	(99.8)%

Loss before income taxes	(140)	(143)	3	(2.1)%

Benefit from income taxes	(87)	(2,062)	1,975	(95.8)%

Net (loss) income	(53)	1,919	(1,972)	n/m

Net (loss) income attributable to non-controlling interest	(493)	1,182	(1,675)	n/m
Net income attributable to i3 Verticals, Inc.	$440	$737	$(297)	(40.3)%
n/m = not meaningful

Revenue
Revenue increased $8.7 million, or 22.2%, to $47.9 million for the three months ended March 31, 2021 from $39.2 million for the three months ended March 31, 2020. This increase was principally driven by acquisitions completed during the 2020 and 2021 fiscal years. These acquisitions contributed an incremental $9.6 million, net of intercompany eliminations, to our revenue for the three months ended March 31, 2021, partially offset by a decrease in revenue from existing business lines of $1.0 million, primarily due to an overall reduction in consumer spending as a result of the COVID-19 pandemic.
Revenue related to a subset of merchant contracts purchased in 2014 and 2017 (“Purchased Portfolios”), which have a higher rate of revenue attrition and payment volume attrition than the rest of our business, decreased $0.3 million, or 25.7%, to $0.8 million for the three months ended March 31, 2021 from $1.0 million for the three months ended March 31, 2020. Excluding revenues from the Purchased Portfolios, revenue grew $9.0 million, or 23.5%, to $47.1 million for the three months ended March 31, 2021 from $38.1 million for the three months ended March 31, 2020.

Revenue within Merchant Services increased $0.3 million, or 1.0%, to $26.0 million for the three months ended March 31, 2021 from $25.7 million for the three months ended March 31, 2020.
Revenue within Proprietary Software and Payments increased $8.6 million, or 61.3%, to $22.5 million for the three months ended March 31, 2021 from $14.0 million for the three months ended March 31, 2020. This increase was principally driven by acquisitions completed during the 2020 and 2021 fiscal years, partially offset by an overall reduction in consumer spending, particularly within the education vertical, as a result of the COVID-19 pandemic.
Payment volume increased $0.7 billion, or 19%, to $4.3 billion for the three months ended March 31, 2021 from $3.6 billion for the three months ended March 31, 2020. Acquisitions completed during the 2020 and 2021 fiscal years contributed an incremental $0.2 billion to payment volume for the three months ended March 31, 2021.
Other Costs of Services
Other costs of services decreased $0.6 million, or 5.4%, to $11.3 million for the three months ended March 31, 2021 from $12.0 million for the three months ended March 31, 2020. This decrease was primarily driven by a decrease in other cost of services within the Proprietary Software and Payments segment.
Other costs of services within Merchant Services increased $0.4 million, or 3.8%, to $11.8 million for the three months ended March 31, 2021 from $11.4 million for the three months ended March 31, 2020.
Other costs of services within Proprietary Software and Payments decreased $0.9 million, or 81.4%, to $0.2 million for the three months ended March 31, 2021 from $1.1 million for the three months ended March 31, 2020.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $9.7 million, or 46.8%, to $30.5 million for the three months ended March 31, 2021 from $20.8 million for the three months ended March 31, 2020. This increase was primarily driven by a $9.4 million increase in employment expenses, primarily resulting from an increase in headcount that resulted from acquisitions and an increase in stock compensation expense.
Depreciation and Amortization
Depreciation and amortization increased $1.3 million, or 28.9%, to $5.9 million for the three months ended March 31, 2021 from $4.5 million for the three months ended March 31, 2020. Amortization expense increased $1.2 million to $5.3 million for the three months ended March 31, 2021 from $4.1 million for the three months ended March 31, 2020 primarily due to acquisitions completed during the 2020 and 2021 fiscal years. Depreciation expense increased $0.1 million to $0.6 million for the three months ended March 31, 2021 from $0.5 million for the three months ended March 31, 2020.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a charge of $0.3 million for the three months ended March 31, 2021 primarily due to the performance of some of our acquisitions exceeding our expectations. The change in fair value of contingent consideration for the three months ended March 31, 2020 was a benefit of $0.1 million.
Interest Expense, net
Interest expense, net, increased $0.2 million, or 8.0%, to $2.4 million for the three months ended March 31, 2021 from $2.2 million for the three months ended March 31, 2020. The increase is driven by the amortization of the debt discount, which was the difference between the principal amount of the Exchangeable Notes and the liability component, recorded in connection with the issuance of the Exchangeable Notes. We recorded $1.1 million and $0.6 million in interest expense related to the amortization of the debt discount during the three months ended March 31, 2021 and 2020, respectively. The increase in amortization of debt discount was partially offset by a debt extinguishment charge of $0.1 million for the write-off of deferred financing costs during the three months ended March 31, 2020.

Other Income
Other income was $2.4 million for the three months ended March 31, 2021. We had no other income for the three months ended March 31, 2020. In March 2021, the Company became aware of an observable price change in the AxiaMed equity investment, due to a planned third party acquisition of AxiaMed. This resulted in an increase of $2.4 million to the fair value of the AxiaMed investment at March 31, 2021, which the Company recognized in other income.
Benefit from Income Taxes
The benefit from income taxes decreased to a benefit of $0.1 million for the three months ended March 31, 2021 from a benefit of $2.1 million for the three months ended March 31, 2020. During the three months ended March 31, 2020, we had a reduction in the valuation allowance recorded on a deferred tax asset, which resulted in a $2.7 million reduction in the valuation allowance on the deferred tax asset related to our investment in partnership and a corresponding reduction in our income tax expense in the three months ended March 31, 2020. Our effective tax rate was 62.1% for the three months ended March 31, 2021. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company. The income of majority owned i3 Verticals, LLC is not taxed and the separate loss of the Company has minimal tax effect due to the allocations from i3 Verticals, LLC. i3 Verticals, Inc. is subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.

Six Months Ended March 31, 2021 Compared to Six Months Ended March 31, 2020
The following table presents our historical results of operations for the periods indicated:

	Six months ended March 31,		Change
(in thousands)	2021	2020	Amount	%

Revenue	$91,176	$80,289	$10,887	13.6%

Operating expenses
Other costs of services	24,980	24,873	107	0.4%
Selling, general and administrative	55,473	40,073	15,400	38.4%
Depreciation and amortization	10,943	9,193	1,750	19.0%
Change in fair value of contingent consideration	2,226	12	2,214	18,450.0%
Total operating expenses	93,622	74,151	19,471	26.3%

(Loss) income from operations	(2,446)	6,138	(8,584)	n/m

Other expenses
Interest expense, net	4,387	4,198	189	4.5%
Other income	(2,353)	—	(2,353)	n/m
Total other expenses	2,034	4,198	(2,164)	(51.5)%

(Loss) income before income taxes	(4,480)	1,940	(6,420)	n/m

Benefit from income taxes	(306)	(1,913)	1,607	(84.0)%

Net (loss) income	(4,174)	3,853	(8,027)	(208.3)%

Net (loss) income attributable to non-controlling interest	(2,042)	3,265	(5,307)	n/m
Net (loss) income attributable to i3 Verticals, Inc.	$(2,132)	$588	$(2,720)	n/m
n/m = not meaningful

Revenue
Revenue increased $10.9 million, or 13.6%, to $91.2 million for the six months ended March 31, 2021 from $80.3 million for the six months ended March 31, 2020. This increase was principally driven by acquisitions completed during the 2020 and 2021 fiscal years. These acquisitions contributed an incremental $17.1 million, net of intercompany eliminations, to our revenue for the six months ended March 31, 2021, partially offset by a decrease in revenue from existing business lines of $6.2 million, primarily due to an overall reduction in consumer spending as a result of the COVID-19 pandemic.
Revenue related to a subset of merchant contracts purchased in 2014 and 2017 (“Purchased Portfolios”), which have a higher rate of revenue attrition and payment volume attrition than the rest of our business, decreased $0.7 million, or 28.1%, to $1.7 million for the six months ended March 31, 2021 from $2.4 million for the six months ended March 31, 2020. Excluding revenues from the Purchased Portfolios, revenue grew $11.6 million, or 14.8%, to $89.5 million for the six months ended March 31, 2021 from $77.9 million for the six months ended March 31, 2020.

Revenue within Merchant Services decreased $3.0 million, or 5.6%, to $51.0 million for the six months ended March 31, 2021 from $54.0 million for the six months ended March 31, 2020. This decrease was comprised of a decrease in payments revenue of $1.9 million and a decrease in other revenue of $1.1 million for the six months ended March 31, 2021 from the six months ended March 31, 2020.
Revenue within Proprietary Software and Payments increased $14.1 million, or 51.6%, to $41.3 million for the six months ended March 31, 2021 from $27.3 million for the six months ended March 31, 2020. This increase was principally driven by acquisitions completed during the 2020 and 2021 fiscal years, partially offset by an overall reduction in consumer spending, particularly within the education vertical, as a result of the COVID-19 pandemic.
Payment volume increased $0.6 billion, or 8.7%, to $8.1 billion for the six months ended March 31, 2021 from $7.4 billion for the six months ended March 31, 2020. Acquisitions completed during the 2020 and 2021 fiscal years contributed an incremental $0.2 billion to payment volume for the six months ended March 31, 2021.
Other Costs of Services
Other costs of services increased $0.1 million, or 0.4%, to $25.0 million for the six months ended March 31, 2021 from $24.9 million for the six months ended March 31, 2020. This increase was principally driven by acquisitions completed during the 2020 and 2021 fiscal years, partially offset by an overall reduction in consumer spending, particularly within the education vertical, as a result of the COVID-19 pandemic. These acquisitions contributed an incremental $1.6 million to our other costs of services for the six months ended March 31, 2021.
Other costs of services within Merchant Services decreased $0.9 million, or 3.9%, to $22.6 million for the six months ended March 31, 2021 from $23.5 million for the six months ended March 31, 2020.
Other costs of services within Proprietary Software and Payments increased $1.2 million, or 51.9%, to $3.5 million for the six months ended March 31, 2021 from $2.3 million for the six months ended March 31, 2020, due to the incremental impact of acquisitions completed during the 2020 and 2021 fiscal years.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $15.4 million, or 38.4%, to $55.5 million for the six months ended March 31, 2021 from $40.1 million for the six months ended March 31, 2020. This increase was primarily driven by a $13.9 million increase in employment expense, primarily resulting from an increase in headcount that resulted from acquisitions and an increase in stock compensation expense. Increases in insurance and professional services and software and technological services comprised the majority of the remainder of the increase.
Depreciation and Amortization
Depreciation and amortization increased $1.8 million, or 19.0%, to $10.9 million for the six months ended March 31, 2021 from $9.2 million for the six months ended March 31, 2020. Amortization expense increased $1.6 million to $9.8 million for the six months ended March 31, 2021 from $8.3 million for the six months ended March 31, 2020, primarily due to acquisitions completed during the 2020 and 2021 fiscal years. Depreciation expense increased $0.2 million to $1.1 million for the six months ended March 31, 2021 from $0.9 million for the six months ended March 31, 2020.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a charge of less than $2.2 million for the six months ended March 31, 2021, primarily due to on average slightly stronger performance of some of our acquisitions than expectations. The change in fair value of contingent consideration for the six months ended March 31, 2020 was a charge of less than $0.1 million.
Interest Expense, net
Interest expense, net, increased $0.2 million, or 4.5%, to $4.4 million for the six months ended March 31, 2021 from $4.2 million for the six months ended March 31, 2020. The increase is driven by the amortization of the debt discount, which was the difference between the principal amount of the Exchangeable Notes and the liability component, recorded in connection with the issuance of the Exchangeable Notes. We recorded $2.2 million and $0.6 million in interest expense related to the amortization of the debt discount during the six months ended

March 31, 2021 and 2020, respectively. The increase in amortization of debt discount was partially offset by a debt extinguishment charge of $0.1 million for the write-off of deferred financing costs during the six months ended March 31, 2020.
Other Income
Other income was $2.4 million for the six months ended March 31, 2021. We had no other income for the six months ended March 31, 2020. In March 2021, the Company became aware of an observable price change in the AxiaMed equity investment, due to a planned third party acquisition of AxiaMed. This resulted in an increase of $2.4 million to the fair value of the AxiaMed investment at March 31, 2021, which the Company recognized in other income.
Benefit from Income Taxes
The benefit from income taxes decreased to a benefit of $0.3 million for the six months ended March 31, 2021 from a benefit of $1.9 million for the six months ended March 31, 2020. During the three months ended March 31, 2020, we had a reduction in the valuation allowance recorded on a deferred tax asset, which resulted in a $2.7 million reduction in the valuation allowance on the deferred tax asset related to our investment in partnership and a corresponding reduction in our income tax expense in the six months ended March 31, 2021. Our effective tax rate was 6.8% for the six months ended March 31, 2021. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company. The income of majority owned i3 Verticals, LLC is not taxed and the separate loss of the Company has minimal tax effect due to the allocations from i3 Verticals, LLC. i3 Verticals, Inc. is subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.
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

Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash from operating activities. As of March 31, 2021, we had $2.4 million of cash and cash equivalents and available borrowing capacity of $190.0 million under our Senior Secured Credit Facility, subject to the financial covenants. We usually minimize cash balances by making payments on our revolving line of credit to minimize borrowings and interest expense. As of March 31, 2021, we had borrowings outstanding of $85.0 million under the Senior Secured Credit Facility.

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
Our liquidity profile reflects our completed offering in February 2020 of an aggregate principal amount of $138.0 million in 1.0% Exchangeable Senior Notes due 2025, with substantially all the proceeds being used to pay down outstanding borrowings under our Senior Secured Credit Facility, as well as our September 2020 Public Offering as described under the heading "Follow-On Offering". During the year ended September 30, 2020, we repurchased $21.0 million in aggregate principal amount of the Exchangeable Notes for an aggregate purchase price of approximately $17.4 million. We recorded a loss on retirement of debt of $2.3 million due to the carrying value exceeding the fair value of the repurchased portion of the Exchangeable Notes at the dates of repurchases. We may elect from time to time to purchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities law and other factors.
Cash Flows
The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.
Six Months Ended March 31, 2021 and 2020

	Six months ended March 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$23,875	$8,847
Net cash used in investing activities	$(115,934)	$(3,881)
Net cash provided by (used in) financing activities	$83,900	$(4,994)

Cash Flow from Operating Activities
Net cash provided by operating activities increased $15.0 million to $23.9 million for the six months ended March 31, 2021 from $8.8 million for the six months ended March 31, 2020. While our net income declined from net income of $3.9 million for the six months ended March 31, 2020 to a net loss of $4.2 million for the six months ended March 31, 2021, most of this reduction was driven by non-cash expenses that do not impact cash flows from operating activities. The primary driver of the increase in cash provided by operating activities was increases in operating assets and liabilities of $12.8 million, which are impacted by the timing of collections and payments. Other changes include an increase in equity-based compensation of $2.9 million, an increase in deferred income tax expense of $2.4 million, an unrealized gain on an investment of $2.4 million, an increase in non-cash contingent consideration of $2.2 million, an increase in amortization of debt discount and issuance costs of $1.8 million, an increase in depreciation and amortization of $1.8 million and an increase in non-cash lease expense of $1.5 million for the six months ended March 31, 2021 compared to the six months ended March 31, 2020.

Cash Flow from Investing Activities
Net cash used in investing activities increased $112.1 million to $115.9 million for the six months ended March 31, 2021 from $3.9 million for the six months ended March 31, 2020. The largest driver of cash used in investing activities for the six months ended March 31, 2021 was cash used in acquisitions, net of cash acquired. For the six months ended March 31, 2021, we used $112.1 million of cash for acquisitions, net of cash acquired.
Cash Flow from Financing Activities
Net cash provided by financing activities increased $88.9 million to $83.9 million cash provided by financing activities for the six months ended March 31, 2021 from $5.0 million cash used in financing activities for the six months ended March 31, 2020. The increase in net cash provided by financing activities was primarily the result of a decrease in payments on the revolving credit facility of $112.7 million, an increase in proceeds from the revolving credit facility of $94.5 million, a decrease in payments for purchase of exchangeable notes of $28.7 million and a decrease in payments of debt issuance costs of $5.1 million for the six months ended March 31, 2021 from the six months ended March 31, 2020. These increases in cash provided by financing activities were partially offset by decreases in the proceeds from borrowings on exchangeable notes of $138.0 million and proceeds from issuance of warrants of $14.7 million for the six months ended March 31, 2021 from the six months ended March 31, 2020.
Senior Secured Credit Facility
On May 9, 2019, we replaced our senior secured credit facility with a new credit agreement (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility consists of a $275.0 million revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to $50.0 million in the aggregate (subject to the receipt of additional commitments for any such incremental loan amounts).
The Senior Secured Credit Facility accrues interest at LIBOR (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) plus an applicable margin of 2.25% to 3.25% (3.25% as of March 31, 2021), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%), plus an applicable margin of 0.25% to 1.25% (1.25% as of March 31, 2021), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires us to pay unused commitment fees of 0.15% to 0.30% (0.30% as of March 31, 2021) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The maturity date of the Senior Secured Credit Facility is May 9, 2024. The Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00, (ii) a maximum total leverage ratio of 5.00 to 1.00, provided, that for each of the four fiscal quarters immediately following a qualified acquisition (each a “Leverage Increase Period”), the required ratio set forth above may be increased by up to 0.25, subject to certain limitations and (iii) a maximum consolidated senior secured leverage ratio of 3.25 to 1.00, provided, that for each Leverage Increase Period, the consolidated senior leverage ratio may be increased by up to 0.25, subject to certain limitations. As of March 31, 2021, we were in compliance with these covenants, and there was $190.0 million available for borrowing under the revolving credit facility, subject to the financial covenants.
The Senior Secured Credit Facility is secured by substantially all of our assets. The lenders under the Senior Secured Credit Facility hold senior rights to collateral and principal repayment over all other creditors.
The provisions of the Senior Secured Credit Facility place certain restrictions and limitations upon us. These include, among others, restrictions on liens, investments, indebtedness, fundamental changes and dispositions, ; maintenance of certain financial ratios; and certain non-financial covenants pertaining to our activities during the period covered.
As a holding company, we depend on distributions or loans from i3 Verticals, LLC to access funds earned by our operations. The covenants contained in the Senior Secured Credit Facility may restrict i3 Verticals, LLC's ability to provide funds to i3 Verticals, Inc.

Follow-on Offering
On September 15, 2020, we completed a public offering (the "September 2020 Public Offering") of 3,737,500 shares of our Class A common stock, at a public offering price of $23.50 per share, which included a full exercise of the underwriters' option to purchase 487,500 additional shares of Class A common stock from us. We received approximately $83.4 million of net proceeds, after deducting underwriting discounts and commissions, but before offering expenses. We used the net proceeds to purchase (1) 3,250,000 Common Units directly from i3 Verticals, LLC, and (2) 487,500 Common Units pursuant to the exercise of the underwriters' option to purchase additional shares in full and an equivalent number of Class B common stock (which shares were then canceled) from certain Continuing Equity Owners, in each case at a price per Common Unit equal to the price per share paid by the underwriters for shares of the Company's Class A common stock in the offering. i3 Verticals, LLC received $72.0 million in net proceeds from the sale of Common Units to the Company, which it used to repay outstanding indebtedness. In connection with this offering, we recognized an additional deferred tax asset of $3.0 million related to the Tax Receivable Agreement and a corresponding liability of $2.5 million.
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

Contractual Obligations
The following table summarizes our contractual obligations and commitments as of March 31, 2021 related to leases and borrowings:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(in thousands)
Processing minimums(1)	$7,453	$2,918	$4,535	$—	$—
Facility leases	18,422	3,905	6,397	4,248	3,872
Loan to third party sales organization(2)	1,500	1,500	—	—	—
Senior Secured Credit Facility and related interest(3)	95,261	3,171	6,342	85,748	—
Exchangeable Notes and related interest(4)	121,534	1,170	2,340	118,024	—
Contingent consideration(5)	28,059	18,786	9,273	—	—
Total	$272,229	$31,450	$28,887	$208,020	$3,872
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
3.We estimated interest payments through the maturity of our Senior Secured Credit Facility by applying the interest rate of 3.36% in effect on the outstanding balance as of March 31, 2021, plus the unused fee rate of 0.30% in effect as of March 31, 2021.
4.We calculated interest payments through the maturity of our Exchangeable Notes by applying the coupon interest rate of 1.0% on the principal balance as of March 31, 2021 of $117.0 million.
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
As of March 31, 2021, the total amount due under the Tax Receivable Agreement was $39.6 million, and payments to the Continuing Equity Owners related to exchanges through March 31, 2021 will range from $0 to $3.2 million per year and are expected to be paid over the next 25 years. The amounts recorded as of March 31, 2021, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

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
As of March 31, 2021, there have been no significant changes to our critical accounting estimates disclosed in the Form 10-K filed with the SEC on November 23, 2020, except regarding the adoption of ASC 842 on October 1, 2020, as described in Note 2 to our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements
As of March 31, 2021, there have been no significant changes to our recently issued accounting pronouncements disclosed in the Form 10-K filed with the SEC on November 23, 2020, except as described in Note 2 to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of March 31, 2021, the Senior Secured Credit Facility consists of a $275.0 million revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to $50.0 million in the aggregate (subject to the receipt of additional commitments for any such incremental loan amounts).
The Senior Secured Credit Facility accrues interest at LIBOR (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) plus an applicable margin of 2.25% to 3.25% (3.25% as of March 31, 2021), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%), plus an applicable margin of 0.25% to 1.25% (1.25% as of March 31, 2021), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires us to pay unused commitment fees of 0.15% to 0.30% (0.30% as of March 31, 2021) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The maturity date of the Senior Secured Credit Facility is May 9, 2024. The Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00, (ii) a maximum total leverage ratio of 5.00 to 1.00, provided, that for each of the four fiscal quarters immediately following a qualified acquisition (each a "Leverage Increase Period"), the required ratio set forth above may be increased by up to 0.25, subject to certain limitations and (iii) a maximum consolidated senior secured leverage ratio of 3.25 to 1.00, provided, that for each Leverage Increase Period, the consolidated senior leverage ratio may be increased by up to 0.25, subject to certain limitations. As of March 31, 2021, we were in compliance with these covenants, and there was $190.0 million available for borrowing under the revolving credit facility, subject to the financial covenants.
As of March 31, 2021, we had borrowings outstanding of $85.0 million under the Senior Secured Credit Facility. A 1.0% increase or decrease in the interest rate applicable to such borrowing (which is the LIBOR rate) would have a $0.9 million impact on the results of the business.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings
The information required with respect to this item can be found in Note 10 to the accompanying unaudited condensed consolidated financial statements contained in this report and is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Form 10-K for the fiscal year ended September 30, 2020 filed with the SEC on November 23, 2020.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2021, we issued an aggregate of 651,870 shares, of Class A common stock in exchange for an equivalent number of shares of Class B common stock and Common Units pursuant to the terms of the i3 Verticals, LLC Limited Liability Company Agreement. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

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

4.2	Form of 1.00% Exchangeable Senior Notes due 2025 (included in Exhibit 4.1).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL and contained in Exhibit 101.

____________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

i3 Verticals, Inc.

		By:	/s/ Clay Whitson
Clay Whitson
Chief Financial Officer

Date:	May 10, 2021