Form 10-Q
period 2021-06-30
i3 Verticals, Inc.
filed 2021-08-09
CIK 1728688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of August 6, 2021, there were 21,979,009 outstanding shares of Class A common stock, $0.0001 par value per share, and 10,229,142 outstanding shares of Class B common stock, $0.0001 par value per share.

PART I. - FINANCIAL INFORMATION
Item 1.    Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	September 30,
	2021	2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$4,653	$15,568
Accounts receivable, net	28,914	17,538
Settlement assets	4,963	—
Prepaid expenses and other current assets	10,755	4,869
Total current assets	49,285	37,975
Property and equipment, net	5,971	5,339
Restricted cash	10,602	5,033
Capitalized software, net	41,387	16,989
Goodwill	284,251	187,005
Intangible assets, net	178,881	109,233
Deferred tax asset	51,247	36,755
Operating lease right-of-use assets	14,483	—
Other assets	8,495	5,197
Total assets	$644,602	$403,526

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$6,415	$3,845
Accrued expenses and other current liabilities	45,905	24,064
Settlement obligations	4,963	—
Deferred revenue	20,118	10,986
Current portion of operating lease liabilities	3,185	—
Total current liabilities	80,586	38,895
Long-term debt, less current portion and debt issuance costs, net	212,644	90,758
Long-term tax receivable agreement obligations	39,626	27,565
Operating lease liabilities, less current portion	11,948	—
Other long-term liabilities	17,670	6,140
Total liabilities	362,474	163,358
Commitments and contingencies (see Note 10)
Stockholders' equity
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2021 and September 30, 2020	—	—
Class A common stock, par value $0.0001 per share, 150,000,000 shares authorized; 21,960,059 and 18,864,143 shares issued and outstanding as of June 30, 2021 and September 30, 2020, respectively	2	2
Class B common stock, par value $0.0001 per share, 40,000,000 shares authorized; 10,229,142 and 11,900,621 shares issued and outstanding as of June 30, 2021 and September 30, 2020, respectively	1	1
Additional paid-in capital	207,697	157,598
Accumulated (deficit) earnings	(7,463)	(2,023)
Total stockholders' equity	200,237	155,578
Non-controlling interest	81,891	84,590
Total equity	282,128	240,168
Total liabilities and equity	$644,602	$403,526

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020

Revenue	$61,964	$31,573	$153,140	$111,862

Operating expenses
Other costs of services	16,064	10,001	41,044	34,874
Selling, general and administrative	37,296	18,133	92,769	58,206
Depreciation and amortization	6,995	4,475	17,938	13,668
Change in fair value of contingent consideration	3,609	(1,473)	5,835	(1,461)
Total operating expenses	63,964	31,136	157,586	105,287

(Loss) income from operations	(2,000)	437	(4,446)	6,575

Other expenses
Interest expense, net	2,704	2,423	7,092	6,621
Other expenses (income)	—	829	(2,353)	829
Total other expenses	2,704	3,252	4,739	7,450

(Loss) before income taxes	(4,704)	(2,815)	(9,185)	(875)

Benefit from income taxes	(110)	(5)	(416)	(1,918)

Net (loss) income	(4,594)	(2,810)	(8,769)	1,043

Net (loss) income attributable to non-controlling interest	(1,286)	(2,454)	(3,328)	811
Net (loss) income attributable to i3 Verticals, Inc.	$(3,308)	$(356)	$(5,441)	$232

Net income (loss) per share attributable to Class A common stockholders:
Basic	$(0.15)	$(0.02)	$(0.26)	$0.02
Diluted	$(0.15)	$(0.02)	$(0.26)	$0.01
Weighted average shares of Class A common stock outstanding:
Basic	21,926,225	14,858,858	20,658,700	14,515,506
Diluted	21,926,225	14,858,858	20,658,700	15,919,364

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2020	18,864,143	$2	11,900,621	$1	$157,598	$(2,023)	$84,590	$240,168
Equity-based compensation	—	—	—	—	3,441	—	—	3,441
Net (loss)	—	—	—	—	—	(2,572)	(1,549)	(4,121)
Redemption of common units in i3 Verticals, LLC	1,019,609	—	(1,019,609)	—	7,185	—	(7,185)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	1,257	—	—	1,257
Exercise of equity-based awards	121,019	—	—	—	688	—	—	688
Allocation of equity to non-controlling interests	—	—	—	—	(1,072)	—	1,072	—
Balance at December 31, 2020	20,004,771	2	10,881,012	1	169,097	(4,595)	76,928	241,433
Equity-based compensation	—	—	—	—	4,142	—	—	4,142
Net income (loss)	—	—	—	—	—	440	(493)	(53)
Redemption of common units in i3 Verticals, LLC	651,870	—	(651,870)	—	4,529	—	(4,529)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	897	—	—	897
Exercise of equity-based awards	59,745	—	—	—	(199)	—	—	(199)
Allocation of equity to non-controlling interests	—	—	—	—	(9,908)	—	9,908	—
Issuance of Class A common stock under the 2020 Inducement Plan	1,202,914	—	—	—	35,245	—	—	35,245
Balance at March 31, 2021	21,919,300	2	10,229,142	1	203,803	(4,155)	81,814	281,465
Equity-based compensation	—	—	—	—	5,111	—	—	5,111
Net (loss)	—	—	—	—	—	(3,308)	(1,286)	(4,594)
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(141)	—	—	(141)
Exercise of equity-based awards	40,759	—	—	—	287	—	—	287
Allocation of equity to non-controlling interests	—	—	—	—	(1,363)	—	1,363	—
Balance at June 30, 2021	21,960,059	$2	10,229,142	$1	$207,697	$(7,463)	$81,891	$282,128

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED) (CONTINUED)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2019	14,444,115	$1	12,921,637	$1	$82,380	$(2,309)	$62,368	$142,441
Cumulative effect of adoption of new accounting standard	—	—	—	—	—	705	640	1,345
Equity-based compensation	—	—	—	—	2,124	—	—	2,124
Net (loss) income	—	—	—	—	—	(149)	2,083	1,934
Exercise of equity-based awards	53,662	—	—	—	351	—	—	351
Balance at December 31, 2019	14,497,777	1	12,921,637	1	84,855	(1,753)	65,091	148,195
Equity-based compensation	—	—	—	—	2,510	—	—	2,510
Net income	—	—	—	—	—	737	1,182	1,919
Distributions to non-controlling interest holders	—	—	—	—	—	—	(3)	(3)
Redemption of common units in i3 Verticals, LLC	510,016	—	(510,016)	—	2,597	—	(2,597)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	596	—	—	596
Exercise of equity-based awards	31,125	—	—	—	2	—	—	2
Equity component of exchangeable notes, net of issuance costs and deferred taxes	—	—	—	—	27,569	—	—	27,569
Purchases of exchangeable note hedges	—	—	—	—	(28,676)	—	—	(28,676)
Issuance of warrants	—	—	—	—	14,669	—	—	14,669
Balance at March 31, 2020	15,038,918	1	12,411,621	1	104,122	(1,016)	63,673	166,781
Equity-based compensation	—	—	—	—	2,816	—	—	2,816
Forfeitures of restricted Class A common stock	—	—	—	—	—	—	—	—
Net (loss)	—	—	—	—	—	(356)	(2,454)	(2,810)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—
Redemption of common units in i3 Verticals, LLC	20,000	—	(20,000)	—	75	—	(75)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	61	—	—	61
Exercise of equity-based awards	26,895	—	—	—	—	—	—	—
Equity component of exchangeable notes, net of issuance costs and deferred taxes	—	—	—	—	9	—	—	9
Repurchases of exchangeable note hedges	—	—	—	—	571	—	—	571
Balance at June 30, 2020	15,085,813	$1	12,391,621	$1	$107,654	$(1,372)	$61,144	$167,428

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended June 30,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(8,769)	$1,043
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	17,938	13,668
Equity-based compensation	12,694	7,450
Provision for doubtful accounts	129	105
Amortization of debt discount and issuance costs	4,057	2,274
Debt issuance costs write offs	—	141
Loss on repurchase of exchangeable notes	—	828
Amortization of capitalized customer acquisition costs	386	288
Loss on disposal of assets	—	1
Unrealized gain on investment	(2,353)	—
Benefit from deferred income taxes	(416)	(2,802)
Non-cash lease expense	2,328	—
(Decrease) Increase in non-cash contingent consideration expense from original estimate	5,835	(1,461)
Changes in operating assets:
Accounts receivable	(2,862)	(789)
Prepaid expenses and other current assets	1,049	(1,848)
Other assets	(915)	(1,399)
Changes in operating liabilities:
Accounts payable	1,190	989
Accrued expenses and other current liabilities	12,395	(2,896)
Deferred revenue	39	(454)
Operating lease liabilities	(2,311)	—
Other long-term liabilities	(697)	(12)
Contingent consideration paid in excess of original estimates	(3,636)	(5,039)
Net cash provided by operating activities	36,081	10,087

Cash flows from investing activities:
Expenditures for property and equipment	(1,364)	(1,883)
Expenditures for capitalized software	(4,483)	(2,048)
Purchases of merchant portfolios and residual buyouts	(1,500)	(1,677)
Acquisitions of businesses, net of cash acquired	(149,495)	—
Acquisition of other intangibles	(104)	(136)
Net cash used in investing activities	(156,946)	(5,744)

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Nine months ended June 30,
	2021	2020
Cash flows from financing activities:
Proceeds from revolving credit facility	262,264	125,024
Payments on revolving credit facility	(144,435)	(231,214)
Proceeds from borrowings on exchangeable notes	—	138,000
Payments for purchase of exchangeable senior note hedges	—	(28,676)
Proceeds from issuance of warrants	—	14,669
Payments for repurchase of exchangeable notes	—	(6,807)
Payments of debt issuance costs	—	(5,215)
Cash paid for contingent consideration	(2,886)	(2,988)
Payments for required distributions to members for tax obligations	—	(3)
Proceeds from stock option exercises	1,286	474
Payments for employee's tax withholdings from net settled stock option exercises	(710)	(121)
Net cash provided by financing activities	115,519	3,143

Net (decrease) in cash, cash equivalents, and restricted cash	(5,346)	7,486
Cash, cash equivalents, and restricted cash at beginning of period	20,601	3,200
Cash, cash equivalents, and restricted cash at end of period	$15,255	$10,686

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,800	$3,955
Cash paid for income taxes	$280	$404
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
Initial Public Offering
On June 25, 2018, the Company completed the IPO of 7,647,500 shares of its Class A common stock at a public offering price of $13.00 per share. The Company received approximately $92,500 of net proceeds, after deducting underwriting discounts and commissions, which the Company used to purchase newly issued common units from i3 Verticals, LLC (the “Common Units”), and Common Units from a selling Common Unit holder, in each case at a price per Common Unit equal to the price per share paid by the underwriters for shares of the Company's Class A common stock in the IPO.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Following the completion of the IPO and Reorganization Transactions, the Company became a holding company and the principal asset that it owns are the Common Units in i3 Verticals, LLC. i3 Verticals, Inc. operates and controls all of i3 Verticals, LLC's operations and, through i3 Verticals, LLC and its subsidiaries, conducts i3 Verticals, LLC's business. i3 Verticals, Inc. has a majority economic interest in i3 Verticals, LLC.
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

•As of June 30, 2021, i3 Verticals, Inc. owned 68.2% of the economic interest in i3 Verticals, LLC.
•As of June 30, 2021, the Continuing Equity Owners owned Common Units in i3 Verticals, LLC representing approximately 31.8% of the economic interest in i3 Verticals, LLC, shares of Class A common stock in the Company representing approximately 0.6% of the economic interest and voting power in the Company, and shares of Class B common stock in i3 Verticals, Inc., representing approximately 31.8% of the voting power in the Company.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the reporting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the unaudited condensed consolidated financial statements of the Company and its subsidiaries as of June 30, 2021 and for the

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
three and nine months ended June 30, 2021 and 2020. The results of operations for the three and nine months ended June 30, 2021 and 2020 are not necessarily indicative of the operating results for the full year. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the Company's consolidated financial statements and related footnotes for the years ended September 30, 2020 and 2019, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020.
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
Settlement Assets and Obligations
Settlement assets and obligations result when funds are temporarily held or owed by the Company on behalf of merchants, consumers, schools, and other institutions. Timing differences, interchange expense, merchant reserves and exceptional items cause differences between the amount received from the card networks and the amount funded to counterparties. These balances arising in the settlement process are reflected as settlement assets and obligations on the accompanying consolidated balance sheets. With the exception of merchant reserves, settlement assets or settlement obligations are generally collected and paid within one to four days. As of June 30, 2021, settlement assets and settlement obligations were both $4,963. As of September 30, 2020, the Company had no settlement assets or settlement obligations.
Inventories
Inventories consist of point-of-sale equipment to be sold to clients and are stated at the lower of net realizable value or cost, determined on either a weighted average or specific basis. Inventories were $2,281 and $1,309 at June 30, 2021 and September 30, 2020, respectively, and are included within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
Acquisitions
Business acquisitions have been recorded using the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. Where relevant, the fair value of contingent consideration included in an acquisition is calculated using a Monte Carlo simulation. The fair value of merchant relationships and non-compete assets acquired is identified using the Income Approach. The fair values of trade names and internally-developed software acquired are identified using the Relief from Royalty Method. The fair value of deferred revenue is identified using the Adjusted Fulfillment Cost Method. After the purchase price has been allocated, goodwill is recorded to the extent the total consideration paid for the acquisition, including the acquisition date fair value of contingent consideration, if any, exceeds the sum of the fair values of the separately identifiable acquired assets and assumed liabilities. Acquisition costs for business combinations are expensed when incurred and recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The operating results of an acquisition are included in the Company’s condensed consolidated statements of operations from the date of such acquisition. Acquisitions completed during the nine months ended June 30, 2021 contributed $31,961 and $891 of revenue and net income, respectively, to the Company's condensed consolidated statements of operations for the nine months then ended.
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
The majority of the Company's revenue for the nine months ended June 30, 2021 and 2020 is derived from volume-based payment processing fees (“discount fees”) and other related fixed transaction or service fees. The remainder is comprised of sales of software licensing subscriptions, ongoing support, and other POS-related solutions the Company provides to its clients directly and through its processing bank relationships.

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
The tables below present a disaggregation of the Company's revenue from contracts with clients by product by segment. Refer to Note 12 for discussion of the Company's segments. The Company's products are defined as follows:
•Payments — Includes discount fees, gateway fees and other related fixed transaction or service fees.
•Other — Includes sales of software, sales of equipment, professional services and other revenues.

	For the Three Months Ended June 30, 2021
	Merchant Services	Proprietary Software and Payments	Other	Total
Payments revenue	$24,995	$7,770	$(542)	$32,223
Other revenue	4,917	24,845	(21)	29,741
Total revenue	$29,912	$32,615	$(563)	$61,964

	For the Three Months Ended June 30, 2020(1)
	Merchant Services	Proprietary Software and Payments	Other	Total
Payments revenue	$18,334	$2,724	$(412)	$20,646
Other revenue	3,888	7,043	(4)	10,927
Total revenue	$22,222	$9,767	$(416)	$31,573
________
1.Effective July 1, 2020, the Company reassigned a component from the Proprietary Software and Payments segment to the Merchant Services segment to better align the Company's business within its segments. Refer to Note 12 for further discussion. The prior period comparatives have been retroactively adjusted to reflect the Company's current segment presentation.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

	For the Nine Months Ended June 30, 2021
	Merchant Services	Proprietary Software and Payments	Other	Total
Payments revenue	$67,051	$20,756	$(1,636)	$86,171
Other revenue	13,823	53,184	(38)	66,969
Total revenue	$80,874	$73,940	$(1,674)	$153,140

	For the Nine Months Ended June 30, 2020(1)
	Merchant Services	Proprietary Software and Payments	Other	Total
Payments revenue	$62,247	$14,504	$(1,347)	$75,404
Other revenue	13,943	22,525	(10)	36,458
Total revenue	$76,190	$37,029	$(1,357)	$111,862
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

	For the Three Months Ended June 30, 2021
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue transferred over time	$22,566	$20,524	$(520)	$42,570
Revenue transferred at a point in time	7,346	12,091	(43)	19,394
Total revenue	$29,912	$32,615	$(563)	$61,964

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

	For the Three Months Ended June 30, 2020(1)
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue transferred over time	$15,902	$6,712	$(402)	$22,212
Revenue transferred at a point in time	6,320	3,055	(14)	9,361
Total revenue	$22,222	$9,767	$(416)	$31,573
______
1.Effective July 1, 2020, the Company reassigned a component from the Proprietary Software and Payments segment to the Merchant Services segment to better align the Company's business within its segments. Refer to Note 12 for further discussion. The prior period comparatives have been retroactively adjusted to reflect the Company's current segment presentation.

	For the Nine Months Ended June 30, 2021
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue transferred over time	$59,844	$49,941	$(1,540)	$108,245
Revenue transferred at a point in time	21,030	23,999	(134)	44,895
Total revenue	$80,874	$73,940	$(1,674)	$153,140

	For the Nine Months Ended June 30, 2020(1)
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue transferred over time	$54,503	$25,838	$(1,336)	$79,005
Revenue transferred at a point in time	21,687	11,191	(21)	32,857
Total revenue	$76,190	$37,029	$(1,357)	$111,862
______
1.Effective July 1, 2020, the Company reassigned a component from the Proprietary Software and Payments segment to the Merchant Services segment to better align the Company's business within its segments. Refer to Note 12 for further discussion. The prior period comparatives have been retroactively adjusted to reflect the Company's current segment presentation.
Contract Assets
The Company bills for fixed fee professional services once the Company achieves pre-determined milestones in the contract. Therefore, the Company may have contract assets other than trade accounts receivable for performance obligations that are partially completed, which would typically represent consulting services provided before a milestone is completed in a contract. For the Company’s time and materials professional services contracts and transaction processing services, the Company periodically bills the customer after services have been provided but has the right to invoice the customer for services performed to date at any time. Unbilled amounts associated with these services are presented as accounts receivable as the Company has an unconditional right to payment for services performed.
As of June 30, 2021 and September 30, 2020, the Company’s contract assets from contracts with customers was $1,575 and $0, respectively
Contract Liabilities
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
The following tables present the changes in deferred revenue as of and for the nine months ended June 30, 2021 and 2020, respectively:

Balance at September 30, 2020	$11,054
Deferral of revenue	19,149
Recognition of unearned revenue	(6,234)
Balance at December 31, 2020	23,969
Deferral of revenue	5,699
Recognition of unearned revenue	(7,174)
Balance at March 31, 2021	22,494
Deferral of revenue	10,547
Recognition of unearned revenue	(12,923)
Balance at June 30, 2021	$20,118

Balance at September 30, 2019	$10,237
Deferral of revenue	5,389
Recognition of unearned revenue	(5,211)
Balance at December 31, 2019	10,415
Deferral of revenue	5,004
Recognition of unearned revenue	(5,753)
Balance at March 31, 2020	9,666
Deferral of revenue	5,630
Recognition of unearned revenue	(5,512)
Balance at June 30, 2020	$9,784
Costs to Obtain and Fulfill a Contract
The Company capitalizes incremental costs to obtain new contracts and contract renewals and amortizes these costs on a straight-line basis as an expense over the benefit period, which is generally the contract term, unless a commensurate payment is not expected at renewal. As of June 30, 2021 and 2020 the Company had $3,720 and $2,958, respectively, of capitalized contract costs, which relates to commissions paid to obtain new sales, included within "Prepaid expenses and other current assets” and “Other assets" on the condensed consolidated balance sheets. The Company recorded commissions expense related to these costs of $138 and $386 for the three and nine months ended June 30, 2021, respectively, and $104 and $288 for the three and nine months ended June 30, 2020, respectively.
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

3. ACQUISITIONS
During the nine months ended June 30, 2021 and 2020 the Company acquired the following intangible assets and businesses:
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
During the nine months ended June 30, 2021 the Company purchased $1,500 in residual buyouts using a combination of cash on hand and borrowings on the Company's revolving credit facility. The acquired residual buyout intangible assets have weighted average estimated amortization periods of eight years.
Business Combinations during the nine months ended June 30, 2021
During the nine months ended June 30, 2021, the Company completed the acquisitions of unrelated businesses. Certain of the purchase price allocations assigned for these acquisitions are considered preliminary as of June 30, 2021.
Purchase of BIS
On February 1, 2021, the Company completed the acquisition of substantially all of the assets of Business Information Systems, GP, a Tennessee general partnership and Business Information Systems, Inc., a Tennessee corporation (collectively “BIS”) to expand its software offerings, primarily in the Public Sector vertical. BIS is within the Proprietary Software & Payments segment. Total purchase consideration was $95,495, including $52,500 in cash on hand and proceeds from the Company's revolving credit facility, 1,202,914 shares of the Company's Class A Common Stock (valued at $35,245), and $7,750 in contingent consideration.
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
Acquisition-related costs for BIS amounted to approximately $342 and were expensed as incurred.
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
Purchase of ImageSoft
On November 17, 2020, the Company completed the acquisition of substantially all of the assets of ImageSoft, Inc. (“Imagesoft”) to expand its software offerings, primarily in the Public Sector vertical. ImageSoft, is within the Proprietary Software & Payments segment. Total purchase consideration was $46,300, including $40,000 in cash consideration, funded by proceeds from the Company's revolving credit facility, and $6,300 in contingent consideration.
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
Acquisition-related costs for ImageSoft amounted to approximately $403 and were expensed as incurred.
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
Other Business Combinations
From October 1, 2020 to May 1, 2021, the Company completed the acquisitions of six other businesses to expand the Company’s software offerings in the public sector and Healthcare vertical markets and to add proprietary technology that will augment the Company’s existing platform across several verticals. Five of these businesses are within the Proprietary Software & Payments segment and one is within the Merchant Services segment. Total purchase consideration was $65,353, including $57,000 in cash consideration, funded by proceeds from the Company's revolving credit facility, and $8,353 of contingent consideration.
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
Acquisition-related costs for these businesses amounted to approximately $1,280 and were expensed as incurred.
Certain provisions in the purchase agreements provide for additional consideration of up to $50,200, in the aggregate, to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreements, through no later than June 2023. The Company determined the acquisition date fair values of the liabilities for the contingent consideration based on probability forecasts and discounted cash flow analyses. In each subsequent reporting period, the Company will reassess its current estimates of performance relative to the targets and adjust the contingent liabilities to their fair values through earnings. See additional disclosures in Note 8.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Summary of Business Combinations during the nine months ended June 30, 2021
The fair values assigned to certain assets and liabilities assumed, as of the acquisition dates, were as follows:

	BIS	ImageSoft	Other	Total
Accounts receivable	$1,567	$4,997	$923	$7,487
Settlement assets	6,889	120	—	7,009
Inventories	458	—	161	619
Prepaid expenses and other current assets	10	2,897	2,061	4,968
Property and equipment	206	433	312	951
Capitalized software	15,100	5,200	4,100	24,400
Acquired merchant relationships	35,200	16,300	24,590	76,090
Non-compete agreements	100	610	390	1,100
Trade name	700	1,100	840	2,640
Goodwill	43,152	20,160	33,669	96,981
Operating lease right-of-use assets	—	332	—	332
Other assets	—	6	7	13
Total assets acquired	103,382	52,155	67,053	222,590

Accrued expenses and other current liabilities	138	910	1	1,049
Settlement obligations	6,889	120	—	7,009
Deferred revenue, current	860	4,500	3,665	9,025
Current portion of operating lease liabilities	—	75	—	75
Operating lease liabilities, less current portion	—	250	—	250
Net assets acquired	$95,495	$46,300	$63,387	$205,182
Pro Forma Results of Operations for Business Combinations during the nine months ended June 30, 2021
The following unaudited supplemental pro forma results of operations have been prepared as though each of the acquired businesses in the nine months ended June 30, 2021 had occurred on October 1, 2019. Pro forma adjustments were made to reflect the impact of depreciation and amortization, changes to executive compensation and the increased debt, all in accordance with ASC 805. This supplemental pro forma information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made on these dates, or of results of operations that may occur in the future.

	Nine months ended June 30,
	2021	2020
Revenue	$178,349	$168,720
Net (loss)	$(8,525)	$(272)
Business Combinations during the year ended September 30, 2020
During the year ended September 30, 2020, the Company completed the acquisitions of three unrelated businesses. Two expand the Company's geographic reach and software capabilities in the Public Sector vertical. The other adds text-to-pay capabilities and other software solutions in the Company's non-profit vertical. These businesses are within the Proprietary Software & Payments segment. Total purchase consideration was $32,628, including $27,880 in proceeds from the Company's revolving credit facility and $4,748 of contingent consideration. Certain of the purchase price allocations assigned for these acquisitions are preliminary.

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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
4. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill are as follows:

	Merchant Services	Proprietary Software and Payments	Other	Total
Balance at September 30, 2020 (net of accumulated impairment losses of $11,458, $0 and $0, respectively)	$115,982	$71,023	$—	$187,005
Goodwill attributable to preliminary purchase price adjustments and acquisitions during the nine months ended June 30, 2021	2,822	94,424	—	97,246
Balance at June 30, 2021	$118,804	$165,447	$—	$284,251

Intangible assets consisted of the following as of June 30, 2021:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Merchant relationships	$230,661	$(62,543)	$168,118	12 to 20 years – accelerated or straight-line
Non-compete agreements	2,878	(1,737)	1,141	2 to 5 years – straight-line
Website and brand development costs	240	(115)	125	3 to 4 years – straight-line
Trade names	6,320	(2,324)	3,996	2 to 7 years – straight-line
Residual buyouts	6,399	(1,207)	5,192	2 to 8 years – straight-line
Referral and exclusivity agreements	800	(533)	267	5 to 10 years – straight-line
Total finite-lived intangible assets	247,298	(68,459)	178,839

Indefinite-lived intangible assets:
Trademarks	42	—	42
Total identifiable intangible assets	$247,340	$(68,459)	$178,881

Amortization expense for intangible assets amounted to $4,674 and $11,786 during the three and nine months ended June 30, 2021, respectively, and $3,066 and $9,348 during the three and nine months ended June 30, 2020, respectively.
Based on net carrying amounts at June 30, 2021, the Company's estimate of future amortization expense for intangible assets are presented in the table below for fiscal years ending September 30:

2021 (three months remaining)	$4,181
2022	15,510
2023	14,652
2024	13,669
2025	13,388
Thereafter	117,439
$178,839

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
5. LONG-TERM DEBT, NET
A summary of long-term debt, net as of June 30, 2021 and September 30, 2020 is as follows:

		June 30,	September 30,
	Maturity	2021	2020
Revolving lines of credit to banks under the Senior Secured Credit Facility	May 9, 2024	$117,829	$—
1% Exchangeable Senior Notes due 2025	February 15, 2025	98,663	95,325
Debt issuance costs, net		(3,848)	(4,567)
Total long-term debt, net of issuance costs		$212,644	$90,758
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
If the Company or i3 Verticals, LLC undergoes a fundamental change, holders may require i3 Verticals, LLC to repurchase all or part of their Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Notes to be repurchased, plus accrued and unpaid interest to, but not including, the fundamental change repurchase date. As of June 30, 2021, none of the conditions permitting the holders of the Exchangeable Notes to early convert have been met.
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
The Company incurred third-party issuance costs totaling $5,238, in connection with the issuance of the Exchangeable Notes. The Company capitalized $4,150 of debt issuance costs in connection with the Exchangeable Notes and allocated $1,088 of the third-party issuance costs to equity. Non-cash interest expense, including amortization of debt issuance costs, related to the Exchangeable Notes for the three and nine months ended June 30, 2021 was $149 and $434, respectively, and $146 and $216 for the three and nine months ended June 30, 2020, respectively. The Company also wrote off a portion of the debt issuance costs in connection with the repurchase transactions in April and September 2020, as described below. Total unamortized debt issuance costs related to the Exchangeable Notes were $2,759 as of June 30, 2021.
The estimated fair value of the Exchangeable Notes was $119,633 as of June 30, 2021. The estimated fair value of the Exchangeable Notes was determined through consideration of quoted market prices for similar instruments. The fair value is classified as Level 2, as defined in Note 8.
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
The Senior Secured Credit Facility accrues interest at the London Inter Bank Offered Rate ("LIBOR") (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) plus an applicable margin of 2.25% to 3.25% (3.25% as of June 30, 2021), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%), plus an applicable margin of 0.25% to 1.25% (1.25% as of June 30, 2021), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires the Company to pay

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
unused commitment fees of 0.15% to 0.30% (0.30% as of June 30, 2021) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The maturity date of the Senior Secured Credit Facility is May 9, 2024. The Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00, (ii) a maximum total leverage ratio of 5.00 to 1.00, provided, that for each of the four fiscal quarters immediately following a qualified acquisition (each a “Leverage Increase Period”), the required ratio set forth above may be increased by up to 0.25, subject to certain limitations and (iii) a maximum consolidated senior secured leverage ratio of 3.25 to 1.00, provided, that for each Leverage Increase Period, the consolidated senior leverage ratio may be increased by up to 0.25, subject to certain limitations. As of June 30, 2021, the Company was in compliance with these covenants, and there was $157.2 million available for borrowing under the revolving credit facility, subject to the financial covenants.
The Senior Secured Credit Facility is secured by substantially all assets of the Company. The lenders under the Senior Secured Credit Facility hold senior rights to collateral and principal repayment over all other creditors.
The provisions of the Senior Secured Credit Facility place certain restrictions and limitations upon the Company. These include, among others, restrictions on liens, investments, indebtedness, fundamental changes and dispositions; maintenance of certain financial ratios; and certain non-financial covenants pertaining to the activities of the Company during the period covered. The Company was in compliance with such covenants as of June 30, 2021. In addition, the Senior Secured Credit Facility restricts the Company's ability to make dividends or other distributions to the holders of the Company's equity. The Company is permitted to (i) make cash distributions to the holders of the Company's equity in order to pay taxes incurred by owners of equity in i3 Verticals, LLC, by reason of such ownership, (ii) move intercompany cash between subsidiaries that are joined to the Senior Secured Credit Facility, (iii) repurchase equity from employees, directors, officers or consultants in an aggregate amount not to exceed $3,000 per year, (iv) make certain payments in connection with the Tax Receivable Agreement, and (v) make other dividends or distributions in an aggregate amount not to exceed 5% of the net cash proceeds received from any additional common equity issuance. The Company is also permitted to make non-cash dividends in the form of additional equity issuances. Each subsidiary may make ratable distributions to persons that own equity interests in such subsidiary. All other forms of dividends or distributions are prohibited under the Senior Secured Credit Facility.
Debt Issuance Costs
The Company incurred no debt issuance costs during the three and nine months ended June 30, 2021. During the three and nine months ended June 30, 2020, the Company capitalized debt issuance costs totaling $4,212, in connection with the issuance of the Exchangeable Notes, the Note Hedge Transactions and the Warrants and in connection with entering into the second amendment to the Senior Secured Credit Facility. The Company's debt issuance costs are being amortized over the related term of the debt using the straight-line method, which is not materially different than the effective interest rate method, and are presented net against long-term debt in the condensed consolidated balance sheets. The amortization of deferred debt issuance costs is included in interest expense and amounted to approximately $244 and $719 during the three and nine months ended June 30, 2021, respectively, and $242 and $514 during the three and nine months ended June 30, 2020, respectively.

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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. When the estimate of the annual effective tax rate is unreliable, the Company records its income tax expense or benefit based up on a period to date effective tax rate. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the Company’s estimated tax rate changes, it makes a cumulative adjustment in that period. The Company’s provision for income taxes was a benefit of $110 and $416 for the three and nine months ended June 30, 2021, respectively, and a benefit of $5 and $1,918 for the three and nine months ended June 30, 2020, respectively.
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
During the nine months ended June 30, 2021, the Company acquired an aggregate of 1,671,479 Common Units in Verticals, LLC in connection with the redemption of Common Units from the Continuing Equity Owners, which resulted in an increase in the tax basis of our investment in i3 Verticals, LLC subject to the provisions of the Tax Receivable Agreement. As a result of these exchanges, during the nine months ended June 30, 2021, the Company recognized an increase to its net deferred tax assets in the amount of $14,177, and corresponding Tax Receivable Agreement liabilities of $12,051, representing 85% of the tax benefits due to the Continuing Equity Owners.
The deferred tax asset and corresponding Tax Receivable Agreement liability balances were $42,897 and $39,626, respectively, as of June 30, 2021.
Payments to the Continuing Equity Owners related to exchanges through June 30, 2021 will range from $0 to $3,229 per year and are expected to be paid over the next 25 years. The amounts recorded as of June 30, 2021, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
7. LEASES
As discussed in Note 2, the Company adopted ASC 842 effective October 1, 2020, using the modified retrospective transition method, under which the prior period financial statements were not restated for the new guidance.
The Company’s leases consist primarily of real estate leases throughout the markets in which the Company operates. At contract inception, the Company determines whether an arrangement is or contains a lease, and for each identified lease, evaluates the classification as operating or financing. The Company had no finance leases as of June 30, 2021. Leased assets and obligations are recognized at the lease commencement date based on the present value of fixed lease payments to be made over the term of the lease. Renewal and termination options are factored into determination of the lease term only if the option is reasonably certain to be exercised. The weighted-average remaining lease term at June 30, 2021 was 6 years. The Company had no significant short-term leases during the three and nine months ended June 30, 2021.
The Company’s leases do not provide a readily determinable implicit interest rate and the Company uses its incremental borrowing rate to measure the lease liability and corresponding right-of-use asset. The incremental borrowing rates were determined based on a portfolio approach considering the Company’s current secured borrowing rate adjusted for market conditions and the length of the lease term. The weighted-average discount rate used in the measurement of our lease liabilities was 7.3% as of June 30, 2021.
Operating lease cost is recognized on a straight-line basis over the lease term. Operating lease costs for the three and nine months ended June 30, 2021 were $1,164 and $3,064, respectively, which are included in selling, general and administrative expenses in the condensed consolidated statements of operations.
Total operating lease costs for the three and nine months ended June 30, 2021 include variable lease costs of approximately $1 and $5, respectively, which are primarily comprised of costs of maintenance and utilities and changes in rates, and are determined based on the actual costs incurred during the period. Variable payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.
Short-term rent expense for the three and nine months ended June 30, 2021 was $410 and $540, respectively, and are included in selling, general and administrative expenses in the condensed consolidated statements of operations.
As of June 30, 2021, maturities of lease liabilities are as follows:

Years ending September 30:
2021 (three months remaining)	$1,035
2022	3,856
2023	3,309
2024	2,709
2025	2,271
Thereafter	4,704
Total future minimum lease payments (undiscounted)	17,884
Less: present value discount	(2,751)
Present value of lease liability	$15,133
__________________________
1.Total future minimum lease payments excludes payments of $46 for leases designated as short-term leases, which are excluded from the Company's right-of-use assets. These payments will be made within the next twelve months.

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
The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, settlement assets and obligations, accounts receivable, other assets, accounts payable, and accrued expenses, approximated their fair values as of June 30, 2021 and 2020, because of the relatively short maturity dates on these instruments. The carrying amount of debt approximates fair value as of June 30, 2021 and 2020, because interest rates on these instruments approximate market interest rates.

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

Accrued Contingent Consideration
Balance at September 30, 2020	$13,034
Contingent consideration accrued at time of business combination	22,403
Change in fair value of contingent consideration included in Operating expenses	5,835
Contingent consideration paid	(6,522)
Balance at June 30, 2021	$34,750

Accrued Contingent Consideration
Balance at September 30, 2019	$18,226
Contingent consideration accrued at time of business combination	—
Change in fair value of contingent consideration included in Operating expenses	(1,461)
Contingent consideration paid	(8,027)
Balance at June 30, 2020	$8,738
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
Approximately $19,878 and $10,062 of contingent consideration was recorded in accrued expenses and other current liabilities as of June 30, 2021 and September 30, 2020, respectively. Approximately $14,872 and $2,972 of contingent consideration was recorded in other long-term liabilities as of June 30, 2021 and September 30, 2020, respectively.
Disclosure of Fair Values
The Company's financial instruments that are not remeasured at fair value include the Exchangeable Notes (see Note 5). The Company estimates the fair value of the Exchangeable Notes through consideration of quoted market prices of similar instruments, classified as Level 2 as described above. The estimated fair value of the Exchangeable Notes was $119,633 as of June 30, 2021.
AxiaMed Sale
On April 1, 2021, AxiaMed (defined below) was sold to a third party and the Company received $2,453 for its investment in AxiaMed. Greg Daily, the Company’s chief executive officer; Clay Whitson, the Company’s chief financial officer; and the Company no longer have ownership interest in AxiaMed following the sale. For additional information, see Note 11.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
9. EQUITY-BASED COMPENSATION
A summary of equity-based compensation expense recognized during the three and nine months ended June 30, 2021 and 2020 is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Stock options	$5,111	$2,816	$12,694	$7,450
Amounts are included in general and administrative expense on the condensed consolidated statements of operations. Income tax benefits of $102 and $584 were recognized during the three and nine months ended June 30, 2021, respectively. Income tax expense of $164 and benefits of $177 were recognized during the three and nine months ended June 30, 2020, respectively.
Stock Options
In May 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) under which the Company may grant up to 3,500,000 stock options and other equity-based awards to employees, directors and officers. The number of shares of Class A common stock available for issuance under the 2018 Plan includes an annual increase on the first day of each year, beginning with the 2019 calendar year, equal to 4.0% of the outstanding shares of all classes of the Company's common stock as of the last day of the immediately preceding calendar year, unless the Company’s board of directors determines prior to the last trading day of December of the immediately preceding calendar year that the increase shall be less than 4.0%. As of June 30, 2021, there were 468,762 equity awards available for grant under the 2018 Plan.
In September 2020, the Company adopted the 2020 Acquisition Equity Incentive Plan (the “2020 Inducement Plan”) under which the Company may grant up to 1,500,000 stock options and other equity-based awards to individuals that were not previously employees of the Company or its subsidiaries in connection with acquisitions, as a material inducement to the individual's entry into employment with the Company or its subsidiaries within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. In May 2021, the Company amended the 2020 Inducement Plan to increase the number of shares of the Company's Class A common stock available for issuance from 1,500,000 to 3,000,000 shares. As of June 30, 2021, there were 1,424,971 equity awards available for grant under the 2020 Inducement Plan.
The fair value of the stock option awards during the nine months ended June 30, 2021 and during the year ended September 30, 2020 was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	June 30, 2021	September 30, 2020
Expected volatility(1)	38.0%	28.5%
Expected dividend yield(2)	—%	—%
Expected term(3)	6 years	6 years
Risk-free interest rate(4)	0.7%	1.2%
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

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
A summary of stock option activity for the nine months ended June 30, 2021 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	5,210,566	$21.73
Granted	2,907,472	30.22
Exercised	(426,836)	17.87
Forfeited	(206,695)	27.07
Outstanding at end of period	7,484,507	$25.10
The weighted-average grant date fair value of stock options granted during the nine months ended June 30, 2021 was $11.22. As of June 30, 2021, there were 7,484,507 stock options outstanding, of which 2,904,266 were exercisable. As of June 30, 2021, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $34,517, which is expected to be recognized over a weighted-average period of two years. The Company's policy is to account for forfeitures of stock-based compensation awards as they occur. The total fair value of stock options that vested during the three and nine months ended June 30, 2021 was $4,374 and $10,590, respectively.

10. COMMITMENTS AND CONTINGENCIES
Leases
The Company utilizes office space and equipment under operating leases. Rent expense under these leases amounted to $1,201 and $3,231 during the three and nine months ended June 30, 2021, respectively, and $657 and $2,073 during the three and nine months ended June 30, 2020, respectively. Refer to Note 7 for further discussion and a table of the future minimum payments under these leases.
Minimum Processing Commitments
The Company has non-exclusive agreements with several processors to provide the Company services related to transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Certain of these agreements require the Company to submit a minimum monthly number of transactions for processing. If the Company submits a number of transactions that is lower than the minimum, it is required to pay to the processor the fees the processor would have received if the Company had submitted the required minimum number of transactions. As of June 30, 2021, such minimum fee commitments were as follows:

Years ending September 30:
2021 (three months remaining)	$608
2022	2,817
2023	2,645
2024	450
2025	—
Thereafter	—
Total	$6,520

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Loan to Third Party Sales Organization
The Company has entered into an agreement as of March 2020, as amended in October 2020, to provide a secured loan to a third party sales organization of up to $750 in the future, dependent on their achievement of certain financial metrics. Additionally, the Company has conditionally committed to a future buyout of the third party's business at the earlier of (a) the 60th day following the date upon which the founder of the third party sales organization dies or becomes disabled or (b) the 60th day following July 1, 2023. The buyout amount is dependent on certain financial metrics but is capped at $29,000, which would be net of repayment of the secured loans. The buyout also contains certain provisions to provide additional consideration of up to $9,000, in the aggregate, to be paid based on the achievement of specified financial performance targets, following the buyout. As the eventual financial metrics are not known, the amount of the buyout transaction as well as the additional consideration are not able to be estimated at this time.
As of June 30, 2021, such knowable loan commitments, dependent on the third party sales organization's achievement of certain financial metrics, were $750 for fiscal year 2021.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
S&S Litigation
A Petition was filed on June 2, 2021 in the 19th Judicial District Court, Parish of East Baton Rouge by the State of Louisiana, through the Division of Administration, and the East Baton Rouge Parish Law Enforcement District and other Law Enforcement Districts, on behalf of themselves and as class representatives of a purported class of law enforcement districts in the State of Louisiana against i3-Software & Services, LLC (“S&S”), a subsidiary of i3 Verticals, Inc. (the “Company”) located in Shreveport, Louisiana, the Company, the leader of the S&S business and its former owner. See State of Louisiana, by and through its Division of Administration, East Baton Rouge Parish Law Enforcement District, by and through the duly elected East Baton Rouge Parish Sheriff, Sid J. Gautreaux, III, et. al., individually and as class representatives vs. i3-Software & Services, LLC; 1120 South Pointe Properties, LLC, formerly known as Software and Services of Louisiana, L.L.C.; i3 Verticals, Inc.; i3 Verticals, LLC; Gregory R. Teeters; and Scott Carrington. The Petition seeks monetary damages for the cost of network remediation of $15 million, return of their purchase prices, potential additional expenses related to remediation and any obligation to notify parties of an alleged data breach as and if required by applicable law, and reasonable attorneys’ fees. The claimed damages relate to a third-party remote access software product (“Third-Party Software”) used in connection with services provided by S&S to certain Louisiana Parish law enforcement districts and alleged inadequacies in the Company’s cybersecurity practices.

S&S was acquired by the Company in 2018 for an aggregate purchase price of $17 million, including upfront cash consideration and contingent consideration, and provides software and payments services within the Company’s Public Sector vertical to local government agencies almost exclusively in Louisiana.

The Company is also aware of a related investigation led by the U.S. Department of Justice (“DOJ”). The Company has produced documents in response to subpoenas and made employees available for interviews by the government. The Company has cooperated fully and is continuing to cooperate. Based on information available to the Company, the Company believes that the investigation is focused on unauthorized access to certain S&S customers’ internal networks by unknown third parties. Such unauthorized access may have been enabled in part by the Third-Party Software.

The Company is unable to predict the outcome of the DOJ’s investigation or the related litigation. We do not believe that these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition. We cannot give assurance, however, that these will not have a material effect on our results of operations for the period in which they are resolved.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
In March 2021, the Company became aware of an observable price change in the AxiaMed equity investment, due to a planned third party acquisition of AxiaMed. This resulted in an increase of $2,353 to the fair value of the AxiaMed investment at March 31, 2021, which the Company recognized in other income. On April 1, 2021, AxiaMed was sold to a third party and the Company received $2,453 for its investment in AxiaMed. Greg Daily, the Company’s chief executive officer; Clay Whitson, the Company’s chief financial officer; and the Company no longer have ownership interest in AxiaMed following the sale.
In connection with the Company’s IPO, the Company and i3 Verticals, LLC entered into a Tax Receivable Agreement with the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that it actually realizes, or in some circumstances, is deemed to realize in its tax reporting, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of Common Units of i3 Verticals, LLC for Class A common stock of i3 Verticals, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. See Note 6 for further information. As of June 30, 2021, the total amount due under the Tax Receivable Agreement was $39,626.

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
The Company primarily uses processing margin to measure operating performance. Processing margin is equal to revenue less other cost of services plus residuals expense, which are a component of other cost of

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
services. The following is a summary of reportable segment operating performance for the three and nine months ended June 30, 2021 and 2020.

	As of and for the Three Months Ended June 30, 2021
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$29,912	$32,615	$(563)	$61,964
Other costs of services	(14,206)	(2,397)	539	(16,064)
Residuals	8,374	273	(519)	8,128
Processing margin	$24,080	$30,491	$(543)	$54,028

Residuals				(8,128)
Selling general and administrative				(37,296)
Depreciation and amortization				(6,995)
Change in fair value of contingent consideration				(3,609)
Income (loss) from operations				$(2,000)

Total assets	$209,707	$372,903	$61,992	$644,602
Goodwill	$118,804	$165,447	$—	$284,251

	As of and for the Nine Months Ended June 30, 2021
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$80,874	$73,940	$(1,674)	$153,140
Other costs of services	(36,829)	(5,864)	1,649	(41,044)
Residuals	21,219	817	(1,612)	20,424
Processing margin	$65,264	$68,893	$(1,637)	$132,520

Residuals				(20,424)
Selling general and administrative				(92,769)
Depreciation and amortization				(17,938)
Change in fair value of contingent consideration				(5,835)
Loss from operations				$(4,446)

Total assets	$209,707	$372,903	$61,992	$644,602
Goodwill	$118,804	$165,447	$—	$284,251

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

	As of and for the Three Months Ended June 30, 2020
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$22,222	$9,767	$(416)	$31,573
Other costs of services	(9,448)	(969)	416	(10,001)
Residuals	4,690	103	(413)	4,380
Processing margin	$17,464	$8,901	$(413)	$25,952

Residuals				(4,380)
Selling general and administrative				(18,133)
Depreciation and amortization				(4,475)
Change in fair value of contingent consideration				1,473
Income from operations				$437

Total assets	$210,565	$99,870	$50,038	$360,473
Goodwill	$116,401	$50,653	$—	$167,054

	As of and for the Nine Months Ended June 30, 2020
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$76,190	$37,029	$(1,357)	$111,862
Other costs of services	(32,978)	(3,252)	1,356	(34,874)
Residuals	15,788	413	(1,347)	14,854
Processing margin	$59,000	$34,190	$(1,348)	$91,842

Residuals				(14,854)
Selling general and administrative				(58,206)
Depreciation and amortization				(13,668)
Change in fair value of contingent consideration				1,461
Income from operations				$6,575

Total assets	$210,565	$99,870	$50,038	$360,473
Goodwill	$116,401	$50,653	$—	$167,054

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
As of June 30, 2021, i3 Verticals, Inc. owned 21,960,059 of i3 Verticals, LLC's Common Units, representing a 68.2% economic ownership interest in i3 Verticals, LLC.
The following table summarizes the impact on equity due to changes in the Company's ownership interest in i3 Verticals, LLC:

	Nine months ended June 30,
	2021	2020
Net (loss) income attributable to non-controlling interest	$(3,328)	$811
Transfers to (from) non-controlling interests:
Distributions to non-controlling interest holders	—	(3)
Redemption of common units in i3 Verticals, LLC	(11,714)	(2,672)
Cumulative effect of adoption of new accounting standard	—	640
Allocation of equity to non-controlling interests	12,343	—
Net transfers to (from) non-controlling interests	629	(2,035)
Change from net (loss) income attributable to non-controlling interests and transfers to (from) non-controlling interests	$(2,699)	$(1,224)

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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the three and nine months ended June 30, 2021 and 2020:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Basic net (loss) income per share:
Numerator
Net (loss) income	$(4,594)	$(2,810)	$(8,769)	$1,043
Less: Net (loss) income attributable to non-controlling interests	(1,286)	(2,454)	(3,328)	811
Net (loss) income attributable to Class A common stockholders	$(3,308)	$(356)	$(5,441)	$232
Denominator
Weighted average shares of Class A common stock outstanding(1)	21,926,225	14,858,858	20,658,700	14,515,506
Basic net (loss) income per share	$(0.15)	$(0.02)	$(0.26)	$0.02

Dilutive net income per share:
Numerator
Net income (loss) attributable to Class A common stockholders				$232
Reallocation of net (loss) income assuming conversion of common units(3)(4)				—
Net income (loss) attributable to Class A common stockholders - diluted				$232
Denominator
Weighted average shares of Class A common stock outstanding(1)				14,515,506
Weighted average effect of dilutive securities(2)(3)				1,403,858
Weighted average shares of Class A common stock outstanding - diluted				15,919,364
Diluted net income (loss) per share				$0.01
____________________
1.Excludes 2,949 and 8,965 restricted Class A common stock units for the three and nine months ended June 30, 2021, respectively, and 193,709 and 225,985 restricted Class A common stock units for both the three and nine months ended June 30, 2020, respectively.
2.For the three and nine months ended June 30, 2021, all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net loss per share of Class A common stock:
a.10,229,142 and 10,884,874 shares of weighted average Class B common stock for the three and nine months ended June 30, 2021, respectively, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive,
b.2,100,833 and 2,419,305 stock options for the three and nine months ended June 30, 2021, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.1,678,774 and 1,531,722 shares for the three and nine months ended June 30, 2021, respectively, resulting from estimated stock option exercises as calculated by the treasury stock method, and 2,949 and 8,965 restricted Class A common units for the three and nine months ended June 30, 2021, respectively, were excluded because the effect of including them would have been anti-dilutive.
3.For the three months ended June 30, 2020,all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net loss per share of Class A common stock:
a.12,404,368 and 12,699,339 shares of weighted average Class B common stock for the three and nine months ended June 30, 2020, respectively, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive, and

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
b.1,498,000 and 1,105,000 stock options for the three and nine months ended June 30, 2020, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive.
c.1,127,509 shares for the three months ended June 30, 2020, resulting from estimated stock option exercises as calculated by the treasury stock method, and 193,709 restricted Class A common units for the three months ended June 30, 2020, were excluded because the effect of including them would have been anti-dilutive.
4.The reallocation of net income assuming conversion of common units represents the tax effected net income attributable to non-controlling interest using the effective income tax rates described in Note 6 above and assuming all common units of i3 Verticals, LLC were exchanged for Class A common stock at the beginning of the period. The common units of i3 Verticals, LLC held by the Continuing Equity Owners are potentially dilutive securities, and the computations of pro forma diluted net income per share assume that all common units of i3 Verticals, LLC were exchanged for shares of Class A common stock at the beginning of the period.
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

15. SIGNIFICANT NON-CASH TRANSACTIONS
The Company engaged in the following significant non-cash investing and financing activities during the nine months ended June 30, 2021 and 2020:

	Nine months ended June 30,
	2021	2020
Class A common stock issued as part of acquisition's purchase consideration (Note 3)	$35,245	$—
Acquisition date fair value of contingent consideration in connection with business combinations	$22,403	$—
Issuance of Exchangeable Notes and related Note Hedge Transactions and Warrants	$—	$85
Right-of-use assets obtained in exchange for operating lease obligations	$16,745	$—

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
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. These factors include, but are not limited to, the following:
•the anticipated impact to our business operations, payment volume and volume attrition due to the global pandemic of a novel strain of the coronavirus (COVID-19), including variant strains thereof, including the impact of social distancing, shelter-in-place, shutdowns of non-essential businesses and similar measures imposed or undertaken by governments;
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
Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry developments may differ materially from statements made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. The matters summarized in “Risk Factors” in our Form 10-K, and in subsequent filings could cause our actual results to differ significantly from those contained in our forward-looking statements. In addition, even if our results of operations, financial condition and liquidity, and industry developments are consistent with the forward-looking statements contained in this filing, those results or developments may not be indicative of results or developments in subsequent periods.
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

COVID-19 Recent Developments
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and other parts of the world. The spread of COVID-19 and its variant strains has brought about many precautions at the state and local government levels to mitigate the spread of the virus, including the closure of local government facilities and parks, schools, restaurants, many businesses and other locations of public assembly. During the first half of calendar year 2021, many of the restrictions eased across the country; however, recently some jurisdictions have begun to reimpose restrictions in response to variant strains of COVID-19. Furthermore, the potential for future closures and other restrictions related to COVID-19 and its variants remains.
The COVID-19 pandemic has significantly affected overall economic conditions in the United States. The economic impact of these conditions materially impacted our business and is expected to continue to adversely impact our strategic verticals and our business in general. Our payment volume has fluctuated since March 2020 as a result of the impacts of the COVID-19 pandemic. For example, beginning in the second half of March 2020 and continuing into the current period, we and our clients experienced a decline and subsequent partial recovery in payment volume and the number of transactions processed, and therefore, a decline and subsequent partial recovery in revenue in our strategic verticals. Further, a significant portion of our revenue and payment volume within our Merchant Services segment and our Proprietary Software and Payments segment was derived from our education and public sector strategic verticals. Due to the ongoing partial closure of schools and many local government facilities throughout the nation, we expect the combined revenue and payment volume from multiple of these and other strategic verticals will be adversely impacted for the duration of the closure. Despite positive developments, such as the availability of vaccines, there are no reliable estimates of how long the pandemic will continue, how many people are likely to be affected by it or the duration or types of restrictions that will be imposed. For that reason, we are unable to predict the long-term impact of COVID-19 and its variant strains on our business at this time.
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
At June 30, 2021, we had $4.7 million of cash and cash equivalents and $157.2 million of available capacity under our Senior Secured Credit Facility subject to our financial covenants. As of June 30, 2021, we were in compliance with these covenants with a consolidated interest coverage ratio, total leverage ratio and consolidated senior leverage ratio of 8.23x, 3.81x and 1.87x, respectively. For additional information about our Senior Secured Credit Facility and Exchangeable Notes, see the section entitled “Liquidity and Capital Resources” below.
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
Exchangeable Notes Offering
On February 18, 2020, i3 Verticals, LLC issued $138.0 million aggregate principal amount of the Exchangeable Notes. The Exchangeable Notes bear interest at a fixed rate of 1.0% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. Prior to August 15, 2024, the Exchangeable Notes are exchangeable only upon satisfaction of certain conditions and during certain periods described in the Indenture, and thereafter, the Exchangeable Notes are exchangeable at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The Exchangeable Notes are exchangeable on the terms set forth in the Indenture into cash, shares of Class A common stock, or a combination thereof, at i3 Verticals, LLC’s election. The exchange rate is initially 24.4666 shares of Class A common stock per $1,000 principal amount of Exchangeable Notes (equivalent to an initial exchange price of approximately $40.87 per share of Class A common stock). The exchange rate is subject to adjustment in certain circumstances. In addition, following certain corporate events that occur prior to the maturity date or i3 Verticals, LLC’s delivery of a notice of redemption, i3 Verticals, LLC will increase, in certain circumstances, the exchange rate for a holder who elects to exchange its Exchangeable Notes in connection with such a corporate event or notice of redemption, as the case may be.
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
Acquisitions
Acquisitions during the nine months ended June 30, 2021
On February 1, 2021, we completed the acquisition of substantially all of the assets of Business Information Systems, GP, a Tennessee general partnership and Business Information Systems, Inc., a Tennessee corporation (collectively “BIS”) to expand our software offerings, primarily in the Public Sector vertical. Total purchase consideration was $95.5 million, including $52.5 million in cash on hand and proceeds from the Company's revolving credit facility, 1,202,914 shares of the Company's Class A Common Stock, and $7.8 million in contingent consideration.
On November 17, 2020, we completed the acquisition of substantially all of the assets of ImageSoft, Inc. (“ImageSoft”) to expand our software offerings, primarily in the Public Sector vertical. Total purchase consideration was $46.3 million, including $40.0 million in cash consideration, funded by proceeds from our revolving credit facility, and $6.3 million in contingent consideration.
During the nine months ended June 30, 2021, we also completed the acquisition of six other businesses to expand the Company’s software offerings in the public sector and Healthcare vertical markets, and to add proprietary technology that will augment the Company’s existing platform across several verticals. Total purchase consideration was $65.4 million, including $57.0 million in cash consideration, funded by proceeds from our revolving line of credit, and $8.4 million of contingent consideration.
Acquisitions during the nine months ended June 30, 2020
During the nine months ended June 30, 2020, we were active in executing our acquisition strategy, though we did not complete any acquisitions during this period. This was primarily the result of our decision to defer the projected closing of certain acquisitions as a result of the uncertainty from the COVID-19 pandemic and our desire to maintain liquidity as a result.

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
Our payment volume for the three months ended June 30, 2021 and 2020 was $5.1 billion and $3.0 billion, respectively, representing a period-to-period growth rate of 72.3%. Our payment volume for the nine months ended June 30, 2021 and 2020 was $13.2 billion and $10.4 billion, respectively, representing a period-to-period growth rate of 27.0%. Our payment volume has fluctuated since March 2020 as a result of the impacts of the COVID-19 pandemic. We focus on payment volume because it is a reflection of the scale and economic activity of our client base and because a significant part of our revenue is derived as a percentage of our clients’ dollar volume receipts. Payment volume reflects the addition of new clients and same store payment volume growth of existing clients, partially offset by client attrition during the period.
Integrated payments represent payment transactions that are generated in situations where payment technology is embedded within our own proprietary software, a client’s software or critical business process. We evaluate the portion of our payment volume that is produced by integrated transactions because we believe the convergence of software and payments is a significant trend impacting our industry. We believe integrated payments create stronger client relationships with higher payment volume retention and growth. Integrated payments grew to 60% and 51% of our payment volume for the three months ended June 30, 2021 and 2020, respectively. Integrated payments grew to 58% and 54%of our payment volume for the nine months ended June 30, 2021 and 2020, respectively.
We measure period-to-period payment volume attrition as the change in card-based payment volume for all clients that were processing with us for the same period in the prior year. We exclude from our calculations payment volume from new clients added during the period. We experience attrition in payment volume as a result of several factors, including business closures, transfers of clients’ accounts to our competitors and account closures that we initiate due to heightened credit risks. During the nine months ended June 30, 2021, our average net volume attrition per month remained below 1%.

Results of Operations
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
The following table presents our historical results of operations for the periods indicated:

	Three months ended June 30,		Change
(in thousands)	2021	2020	Amount	%

Revenue	$61,964	$31,573	$30,391	96.3%

Operating expenses
Other costs of services	16,064	10,001	6,063	60.6%
Selling, general and administrative	37,296	18,133	19,163	105.7%
Depreciation and amortization	6,995	4,475	2,520	56.3%
Change in fair value of contingent consideration	3,609	(1,473)	5,082	n/m
Total operating expenses	63,964	31,136	32,828	105.4%

(Loss) income from operations	(2,000)	437	(2,437)	n/m

Other expenses
Interest expense, net	2,704	2,423	281	11.6%
Other expenses	—	829	(829)	n/m
Total other expenses	2,704	3,252	(548)	(16.9)%

Loss before income taxes	(4,704)	(2,815)	(1,889)	67.1%

Benefit from income taxes	(110)	(5)	(105)	n/m

Net (loss)	(4,594)	(2,810)	(1,784)	63.5%

Net (loss) attributable to non-controlling interest	(1,286)	(2,454)	1,168	(47.6)%
Net income attributable to i3 Verticals, Inc.	$(3,308)	$(356)	$(2,952)	n/m
n/m = not meaningful

Revenue
Revenue increased $30.4 million, or 96.3%, to $62.0 million for the three months ended June 30, 2021 from $31.6 million for the three months ended June 30, 2020. This increase was principally driven by an increase in revenue from existing businesses of $10.1 million, primarily due to an overall increase in consumer spending as a result of recovery from the COVID-19 pandemic. Acquisitions completed during the 2020 and 2021 fiscal years contributed an incremental $20.3 million, net of intercompany eliminations, to our revenue for the three months ended June 30, 2021.
Revenue related to a subset of merchant contracts purchased in 2014 and 2017 (“Purchased Portfolios”), which have a higher rate of revenue attrition and payment volume attrition than the rest of our business, decreased $0.1 million, or 5.4%, to $0.8 million for the three months ended June 30, 2021 from $0.9 million for the three months ended June 30, 2020. Excluding revenues from the Purchased Portfolios, revenue grew $30.4 million, or 99.1%, to $61.2 million for the three months ended June 30, 2021 from $30.7 million for the three months ended June 30, 2020.

Revenue within Merchant Services increased $7.7 million, or 34.6%, to $29.9 million for the three months ended June 30, 2021 from $22.2 million for the three months ended June 30, 2020.
Revenue within Proprietary Software and Payments increased $22.8 million, or 233.9%, to $32.6 million for the three months ended June 30, 2021 from $9.8 million for the three months ended June 30, 2020. This increase was principally driven by acquisitions completed during the 2020 and 2021 fiscal years, in addition to an overall increase in consumer spending, as a result of recovery from the COVID-19 pandemic.
Payment volume increased $2.2 billion, or 72%, to $5.1 billion for the three months ended June 30, 2021 from $3.0 billion for the three months ended June 30, 2020. Acquisitions completed during the 2020 and 2021 fiscal years contributed an incremental $0.3 billion to payment volume for the three months ended June 30, 2021.
Other Costs of Services
Other costs of services increased $6.1 million, or 60.6%, to $16.1 million for the three months ended June 30, 2021 from $10.0 million for the three months ended June 30, 2020. This increase was primarily driven by an increase in other cost of services within the Merchant Services segment driven by the increase in payment volume.
Other costs of services within Merchant Services increased $4.8 million, or 50.4%, to $14.2 million for the three months ended June 30, 2021 from $9.4 million for the three months ended June 30, 2020.
Other costs of services within Proprietary Software and Payments increased $1.4 million, or 147.4%, to $2.4 million for the three months ended June 30, 2021 from $1.0 million for the three months ended June 30, 2020.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $19.2 million, or 105.7%, to $37.3 million for the three months ended June 30, 2021 from $18.1 million for the three months ended June 30, 2020. This increase was primarily driven by a $16.6 million increase in employment expenses, primarily resulting from an increase in headcount that resulted from acquisitions and an increase in stock compensation expense.
Depreciation and Amortization
Depreciation and amortization increased $2.5 million, or 56.3%, to $7.0 million for the three months ended June 30, 2021 from $4.5 million for the three months ended June 30, 2020. Amortization expense increased $2.4 million to $6.4 million for the three months ended June 30, 2021 from $4.0 million for the three months ended June 30, 2020 primarily due to acquisitions completed during the 2020 and 2021 fiscal years. Depreciation expense increased $0.1 million to $0.6 million for the three months ended June 30, 2021 from $0.5 million for the three months ended June 30, 2020.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a charge of $3.6 million for the three months ended June 30, 2021 primarily due to the performance of some of our acquisitions exceeding our expectations. The change in fair value of contingent consideration for the three months ended June 30, 2020 was a benefit of $1.5 million.
Interest Expense, net
Interest expense, net, increased $0.3 million, or 11.6%, to $2.7 million for the three months ended June 30, 2021 from $2.4 million for the three months ended June 30, 2020. The increase reflects a higher average outstanding debt balance for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020.
Other Expense
There was no other expense for the three months ended June 30, 2021. We had $0.8 million other expense for the three months ended June 30, 2020, primarily relating to a loss on retirement of debt due to the carrying value exceeding the fair value of the repurchased portion of the Exchangeable Notes at the dates of repurchases.

Benefit from Income Taxes
The benefit from income taxes decreased to a benefit of $0.1 million for the three months ended June 30, 2021 from a nominal benefit for the three months ended June 30, 2020. Our effective tax rate was 2.3% for the three months ended June 30, 2021. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company. The income of majority owned i3 Verticals, LLC is not taxed and the separate loss of the Company has minimal tax effect due to the allocations from i3 Verticals, LLC. i3 Verticals, Inc. is subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.

Nine Months Ended June 30, 2021 Compared to Nine Months Ended June 30, 2020
The following table presents our historical results of operations for the periods indicated:

	Nine months ended June 30,		Change
(in thousands)	2021	2020	Amount	%

Revenue	$153,140	$111,862	$41,278	36.9%

Operating expenses
Other costs of services	41,044	34,874	6,170	17.7%
Selling, general and administrative	92,769	58,206	34,563	59.4%
Depreciation and amortization	17,938	13,668	4,270	31.2%
Change in fair value of contingent consideration	5,835	(1,461)	7,296	n/m
Total operating expenses	157,586	105,287	52,299	49.7%

(Loss) income from operations	(4,446)	6,575	(11,021)	n/m

Other expenses
Interest expense, net	7,092	6,621	471	7.1%
Other (income) expense	(2,353)	829	(3,182)	n/m
Total other expenses	4,739	7,450	(2,711)	(36.4)%

(Loss) income before income taxes	(9,185)	(875)	(8,310)	n/m

Benefit from income taxes	(416)	(1,918)	1,502	(78.3)%

Net (loss) income	(8,769)	1,043	(9,812)	n/m

Net (loss) income attributable to non-controlling interest	(3,328)	811	(4,139)	n/m
Net (loss) income attributable to i3 Verticals, Inc.	$(5,441)	$232	$(5,673)	n/m
n/m = not meaningful

Revenue
Revenue increased $41.3 million, or 36.9%, to $153.1 million for the nine months ended June 30, 2021 from $111.9 million for the nine months ended June 30, 2020. This increase was principally driven by acquisitions completed during the 2020 and 2021 fiscal years. These acquisitions contributed an incremental $37.4 million, net of intercompany eliminations, to our revenue for the nine months ended June 30, 2021. In addition, revenue from existing businesses increased $3.9 million, primarily due to an overall increase in consumer spending as a result of recovery from the COVID-19 pandemic.
Revenue related to a subset of merchant contracts purchased in 2014 and 2017 (“Purchased Portfolios”), which have a higher rate of revenue attrition and payment volume attrition than the rest of our business, decreased $0.7 million, or 22.1%, to $2.5 million for the nine months ended June 30, 2021 from $3.2 million for the nine months ended June 30, 2020. Excluding revenues from the Purchased Portfolios, revenue grew $42.0 million, or 38.6%, to $150.6 million for the nine months ended June 30, 2021 from $108.6 million for the nine months ended June 30, 2020.
Revenue within Merchant Services increased $4.7 million, or 6.1%, to $80.9 million for the nine months ended June 30, 2021 from $76.2 million for the nine months ended June 30, 2020.
Revenue within Proprietary Software and Payments increased $36.9 million, or 99.7%, to $73.9 million for the nine months ended June 30, 2021 from $37.0 million for the nine months ended June 30, 2020. This increase was principally driven by acquisitions completed during the 2020 and 2021 fiscal years, in addition to an overall increase in consumer spending, as a result of recovery from the COVID-19 pandemic.
Payment volume increased $2.8 billion, or 27.0%, to $13.2 billion for the nine months ended June 30, 2021 from $10.4 billion for the nine months ended June 30, 2020. Acquisitions completed during the 2020 and 2021 fiscal years contributed an incremental $0.5 billion to payment volume for the nine months ended June 30, 2021.
Other Costs of Services
Other costs of services increased $6.2 million, or 17.7%, to $41.0 million for the nine months ended June 30, 2021 from $34.9 million for the nine months ended June 30, 2020. This increase was partially driven by acquisitions completed during the 2020 and 2021 fiscal years, as well as an increase in other cost of services within the Merchant Services segment driven by the increase in payment volume.
Other costs of services within Merchant Services increased $3.9 million, or 11.7%, to $36.8 million for the nine months ended June 30, 2021 from $33.0 million for the nine months ended June 30, 2020.
Other costs of services within Proprietary Software and Payments increased $2.6 million, or 80.3%, to $5.9 million for the nine months ended June 30, 2021 from $3.3 million for the nine months ended June 30, 2020, due to the incremental impact of acquisitions completed during the 2020 and 2021 fiscal years.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $34.6 million, or 59.4%, to $92.8 million for the nine months ended June 30, 2021 from $58.2 million for the nine months ended June 30, 2020. This increase was primarily driven by a $30.5 million increase in employment expense, primarily resulting from an increase in headcount that resulted from acquisitions and an increase in stock compensation expense. Increases in insurance and professional services and software and technological services comprised the majority of the remainder of the increase.
Depreciation and Amortization
Depreciation and amortization increased $4.3 million, or 31.2%, to $17.9 million for the nine months ended June 30, 2021 from $13.7 million for the nine months ended June 30, 2020. Amortization expense increased $4.0 million to $16.3 million for the nine months ended June 30, 2021 from $12.3 million for the nine months ended June 30, 2020, primarily due to acquisitions completed during the 2020 and 2021 fiscal years. Depreciation expense increased $0.3 million to $1.7 million for the nine months ended June 30, 2021 from $1.4 million for the nine months ended June 30, 2020.

Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a charge of $5.8 million for the nine months ended June 30, 2021, primarily due to the performance of some of our acquisitions exceeding our expectations. The change in fair value of contingent consideration for the nine months ended June 30, 2020 was a benefit of $1.5 million.
Interest Expense, net
Interest expense, net, increased $0.5 million, or 7.1%, to $7.1 million for the nine months ended June 30, 2021 from $6.6 million for the nine months ended June 30, 2020. The increase is driven by the amortization of the debt discount, which was the difference between the principal amount of the Exchangeable Notes and the liability component, recorded in connection with the issuance of the Exchangeable Notes. We recorded $3.3 million and $1.8 million in interest expense related to the amortization of the debt discount during the nine months ended June 30, 2021 and 2020, respectively. The increase in amortization of debt discount was partially offset by a debt extinguishment charge of $0.1 million for the write-off of deferred financing costs during the nine months ended June 30, 2020 and also reflects a lower average interest rate for the nine months ended June 30, 2021 as compared to the nine months ended June 30, 2020 due to the presence of the 1% Exchangeable Senior Notes.
Other Income
Other income was $2.4 million for the nine months ended June 30, 2021. During the nine months ended June 30, 2021, the Company became aware of an observable price change in the AxiaMed equity investment, due to a planned third party acquisition of AxiaMed. This resulted in an increase of $2.4 million to the fair value of the AxiaMed investment, which the Company recognized in other income. We had $0.8 million other expense for the nine months ended June 30, 2020, primarily relating to a loss on retirement of debt due to the carrying value exceeding the fair value of the repurchased portion of the Exchangeable Notes at the dates of repurchases.
Benefit from Income Taxes
The benefit from income taxes decreased to a benefit of $0.4 million for the nine months ended June 30, 2021 from a benefit of $1.9 million for the nine months ended June 30, 2020. During the nine months ended June 30, 2020, we had a reduction in the valuation allowance recorded on a deferred tax asset, which resulted in a $2.7 million reduction in the valuation allowance on the deferred tax asset related to our investment in partnership and a corresponding reduction in our income tax expense in the nine months ended June 30, 2021. Our effective tax rate was 4.5% for the nine months ended June 30, 2021. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company. The income of majority owned i3 Verticals, LLC is not taxed and the separate loss of the Company has minimal tax effect due to the allocations from i3 Verticals, LLC. i3 Verticals, Inc. is subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.
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

Liquidity and Capital Resources

We have historically financed our operations and working capital through net cash from operating activities. As of June 30, 2021, we had $4.7 million of cash and cash equivalents and available borrowing capacity of $157.2 million under our Senior Secured Credit Facility, subject to the financial covenants. We usually minimize cash balances by making payments on our revolving line of credit to minimize borrowings and interest expense. As of June 30, 2021, we had borrowings outstanding of $117.8 million under the Senior Secured Credit Facility.
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
Cash Flows
The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.
Nine Months Ended June 30, 2021 and 2020

	Nine months ended June 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$36,081	$10,087
Net cash used in investing activities	$(156,946)	$(5,744)
Net cash provided by financing activities	$115,519	$3,143

Cash Flow from Operating Activities
Net cash provided by operating activities increased $26.0 million to $36.1 million for the nine months ended June 30, 2021 from $10.1 million for the nine months ended June 30, 2020. While our net income declined from net income of $1.0 million for the nine months ended June 30, 2020 to a net loss of $8.8 million for the nine months ended June 30, 2021, most of this reduction was driven by non-cash expenses that do not impact cash flows from operating activities. The primary driver of the increase in cash provided by operating activities was increases in operating assets and liabilities of $15.7 million, which are impacted by the timing of collections and payments. Other changes include an increase in non-cash contingent consideration of $7.3 million, an increase in equity-based compensation of $5.2 million, an increase in depreciation and amortization of $4.3 million, an unrealized gain on an investment of $2.4 million, an increase in amortization of debt discount and issuance costs of $1.8 million, and an increase in non-cash lease expense of $2.3 million for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020.

Cash Flow from Investing Activities
Net cash used in investing activities increased $151.2 million to $156.9 million for the nine months ended June 30, 2021 from $5.7 million for the nine months ended June 30, 2020. The largest driver of cash used in investing activities for the nine months ended June 30, 2021 was cash used in acquisitions, net of cash acquired. For the nine months ended June 30, 2021, we used $149.5 million of cash for acquisitions, net of cash acquired.
Cash Flow from Financing Activities
Net cash provided by financing activities increased $112.4 million to $115.5 million cash provided by financing activities for the nine months ended June 30, 2021 from $3.1 million cash provided by financing activities for the nine months ended June 30, 2020. The increase in net cash provided by financing activities was primarily the result of an increase in proceeds from the revolving credit facility of $137.2 million, a decrease in payments on the revolving credit facility of $86.8 million, a decrease in payments for purchase of exchangeable notes of $28.7 million and a decrease in payments of debt issuance costs of $5.2 million for the nine months ended June 30, 2021 from the nine months ended June 30, 2020. These increases in cash provided by financing activities were partially offset by decreases in the proceeds from borrowings on exchangeable notes of $138.0 million and proceeds from issuance of warrants of $14.7 million for the nine months ended June 30, 2021 from the nine months ended June 30, 2020.
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
The Senior Secured Credit Facility accrues interest at the London Inter Bank Offered Rate ("LIBOR") (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) plus an applicable margin of 2.25% to 3.25% (3.25% as of June 30, 2021), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%), plus an applicable margin of 0.25% to 1.25% (1.25% as of June 30, 2021), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires us to pay unused commitment fees of 0.15% to 0.30% (0.30% as of June 30, 2021) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The maturity date of the Senior Secured Credit Facility is May 9, 2024. The Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00, (ii) a maximum total leverage ratio of 5.00 to 1.00, provided, that for each of the four fiscal quarters immediately following a qualified acquisition (each a “Leverage Increase Period”), the required ratio set forth above may be increased by up to 0.25, subject to certain limitations and (iii) a maximum consolidated senior secured leverage ratio of 3.25 to 1.00, provided, that for each Leverage Increase Period, the consolidated senior leverage ratio may be increased by up to 0.25, subject to certain limitations. As of June 30, 2021, we were in compliance with these covenants, and there was $157.2 million available for borrowing under the revolving credit facility, subject to the financial covenants.
The Senior Secured Credit Facility is secured by substantially all of our assets. The lenders under the Senior Secured Credit Facility hold senior rights to collateral and principal repayment over all other creditors.
The provisions of the Senior Secured Credit Facility place certain restrictions and limitations upon us. These include, among others, restrictions on liens, investments, indebtedness, fundamental changes and dispositions, maintenance of certain financial ratios, and certain non-financial covenants pertaining to our activities during the period covered.
As a holding company, we depend on distributions or loans from i3 Verticals, LLC to access funds earned by our operations. The covenants contained in the Senior Secured Credit Facility may restrict i3 Verticals, LLC's ability to provide funds to i3 Verticals, Inc.

Follow-on Offering
On September 15, 2020, we completed the September 2020 Public Offering of 3,737,500 shares of our Class A common stock, at a public offering price of $23.50 per share, which included a full exercise of the underwriters' option to purchase 487,500 additional shares of Class A common stock from us. We received approximately $83.4 million of net proceeds, after deducting underwriting discounts and commissions, but before offering expenses. We used the net proceeds to purchase (1) 3,250,000 Common Units directly from i3 Verticals, LLC, and (2) 487,500 Common Units pursuant to the exercise of the underwriters' option to purchase additional shares in full and an equivalent number of Class B common stock (which shares were then canceled) from certain Continuing Equity Owners, in each case at a price per Common Unit equal to the price per share paid by the underwriters for shares of the Company's Class A common stock in the offering. i3 Verticals, LLC received $72.0 million in net proceeds from the sale of Common Units to the Company, which it used to repay outstanding indebtedness. In connection with this offering, we recognized an additional deferred tax asset of $3.0 million related to the Tax Receivable Agreement and a corresponding liability of $2.5 million.
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

Contractual Obligations
The following table summarizes our contractual obligations and commitments as of June 30, 2021 related to leases and borrowings:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(in thousands)
Processing minimums(1)	$6,520	$2,705	$3,815	$—	$—
Facility leases	17,930	4,025	6,337	4,071	3,497
Loan to third party sales organization(2)	750	750	—	—	—
Senior Secured Credit Facility and related interest(3)	130,609	4,266	126,343	—	—
Exchangeable Notes and related interest(4)	121,241	1,170	2,340	117,731	—
Contingent consideration(5)	34,750	19,878	14,872	—	—
Total	$311,800	$32,794	$153,707	$121,802	$3,497
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
3.We estimated interest payments through the maturity of our Senior Secured Credit Facility by applying the interest rate of 3.52% in effect on the outstanding balance as of June 30, 2021, plus the unused fee rate of 0.30% in effect as of June 30, 2021.
4.We calculated interest payments through the maturity of our Exchangeable Notes by applying the coupon interest rate of 1.0% on the principal balance as of June 30, 2021 of $117.0 million.
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
As of June 30, 2021, the total amount due under the Tax Receivable Agreement was $39.6 million, and payments to the Continuing Equity Owners related to exchanges through June 30, 2021 will range from $0 to $3.2 million per year and are expected to be paid over the next 25 years. The amounts recorded as of June 30, 2021, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

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
As of June 30, 2021, there have been no significant changes to our critical accounting estimates disclosed in the Form 10-K filed with the SEC on November 23, 2020, except regarding the adoption of ASC 842 on October 1, 2020, as described in Note 2 to our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements
As of June 30, 2021, there have been no significant changes to our recently issued accounting pronouncements disclosed in the Form 10-K filed with the SEC on November 23, 2020, except as described in Note 2 to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of June 30, 2021, the Senior Secured Credit Facility consists of a $275.0 million revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to $50.0 million in the aggregate (subject to the receipt of additional commitments for any such incremental loan amounts).
The Senior Secured Credit Facility accrues interest at the London Inter Bank Offered Rate ("LIBOR") (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) plus an applicable margin of 2.25% to 3.25% (3.25% as of June 30, 2021), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%), plus an applicable margin of 0.25% to 1.25% (1.25% as of June 30, 2021), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires us to pay unused commitment fees of 0.15% to 0.30% (0.30% as of June 30, 2021) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The maturity date of the Senior Secured Credit Facility is May 9, 2024. The Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00, (ii) a maximum total leverage ratio of 5.00 to 1.00, provided, that for each of the four fiscal quarters immediately following a qualified acquisition (each a "Leverage Increase Period"), the required ratio set forth above may be increased by up to 0.25, subject to certain limitations and (iii) a maximum consolidated senior secured leverage ratio of 3.25 to 1.00, provided, that for each Leverage Increase Period, the consolidated senior leverage ratio may be increased by up to 0.25, subject to certain limitations. As of June 30, 2021, we were in compliance with these covenants, and there was $157.2 million available for borrowing under the revolving credit facility, subject to the financial covenants.
As of June 30, 2021, we had borrowings outstanding of $117.8 million under the Senior Secured Credit Facility. A 1.0% increase or decrease in the interest rate applicable to such borrowing (which is the LIBOR rate) would have a $1.2 million impact on the results of the business.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2021, we issued an aggregate of — shares, of Class A common stock in exchange for an equivalent number of shares of Class B common stock and Common Units pursuant to the terms of the i3 Verticals, LLC Limited Liability Company Agreement. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

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

10.1
First Amendment to the i3 Verticals, Inc. 2020 Acquisition Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2021) (File No. 001-38532).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL and contained in Exhibit 101.

____________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

i3 Verticals, Inc.

		By:	/s/ Clay Whitson
Clay Whitson
Chief Financial Officer

Date:	August 9, 2021