Form 10-K
period 2021-09-30
i3 Verticals, Inc.
filed 2021-11-22
CIK 1728688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒
As of March 31, 2021, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Class A common stock held by non-affiliates was approximately $678.5 million based on the number of shares of Class A common stock held by non-affiliates and the closing price of the Class A common stock on the Nasdaq Global Select Market on such date. The determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination for any other purpose.
As of November 19, 2021, there were 22,038,723 outstanding shares of Class A common stock, $0.0001 par value per share, and 10,229,142 outstanding shares of Class B common stock, $0.0001 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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
•our indebtedness and our ability to maintain compliance with the financial covenants in our Senior Secured Credit Facility (as defined below), particularly, in light of the impacts of the COVID-19 pandemic;
•our ability to meet our liquidity needs, particularly in light of the impacts of the COVID-19 pandemic;
•our ability to raise additional funds on terms acceptable to us, if at all, whether through debt, equity or a combination thereof;
•the triggering of impairment testing of our fair-valued assets, including goodwill and intangible assets, in the event of a decline in the price of our Class A common stock or otherwise;
•our ability to generate revenues sufficient to maintain profitability and positive cash flow;
•competition in our industry and our ability to compete effectively;
•consolidation in the banking and financial services industry;
•risk of shortages, price increases, changes, delays or discontinuations of hardware due to supply chain disruptions with respect to our limited number of suppliers;
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
•our ability to protect our systems and data from continually evolving cybersecurity risks or other technological risks, including the impact of any cybersecurity incidents or security breaches;
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

•our ability to comply with complex laws and regulations applicable to the healthcare industry or to adjust our operations in response to changing laws and regulations;
•the impact of government investigations, claims and litigation;
•the effects of health reform initiatives;
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
Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry developments may differ materially from statements made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. The matters summarized in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, and in subsequent filings could cause our actual results to differ significantly from those contained in our forward-looking statements. In addition, even if our results of operations, financial condition and liquidity, and industry developments are consistent with the forward-looking statements contained in this filing, those results or developments may not be indicative of results or developments in subsequent periods.
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
•Consolidation in the banking and financial services industry could adversely affect our business, results of operations and financial condition.
•We have faced, and may in the future face, significant chargeback liability if our clients refuse or cannot reimburse chargebacks resolved in favor of their customers, and we may not accurately anticipate these liabilities.
•On occasion, we experience increases in interchange and sponsorship fees; if we cannot pass these increases along to our clients, our profit margins will be reduced.
•Third-party hardware that we sell to our customers is generally procured from a limited number of suppliers. Thus, we are at risk of shortages, price increases, changes, delays or discontinuations of hardware, which could disrupt our business.
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
•Changes in tax laws or their interpretations, or becoming subject to additional U.S., state or local taxes that cannot be passed through to our clients, could negatively affect our business, financial condition and results of operations.
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
•We are subject to extensive government regulation, and any new laws and regulations, industry standards or revisions made to existing laws, regulations or industry standards affecting the electronic payments industry, and the other industries in which we provide services, or our actual or perceived failure to comply with such obligations, may have an unfavorable impact on our business, financial condition and results of operations.
•Changing laws and governmental rules and regulations designed to protect or limit access to or use of personal information could adversely affect our ability to effectively provide our products and services, and actual or perceived failure to comply with such legal and regulatory obligations may negatively impact our business, financial condition and results of operations.
•Actual or perceived failures to comply with applicable healthcare laws and regulations could result in a material breach of contract with one or more of our clients in our healthcare vertical, harm our reputation and subject us to substantial civil and criminal penalties under such laws.
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
Our Company
Recognizing the convergence of software and payments, i3 Verticals was founded in 2012 with the purpose of delivering seamless integrated payment and software solutions to participants in strategic vertical markets. Having built a platform of payment solutions, now we build and acquire software to serve our broad range of clients across multiple vertical markets. Revenue from software and related services accounts for 39% of our total revenue in the twelve months ended September 30, 2021, up from 5% in the twelve months ended September 30, 2017.
Since commencing operations, we have steadily increased our market share and product breadth through a combination of organic growth initiatives and acquisitions. Our broad suite of vertical market software and integrated payment solutions addresses the specific needs of public and private organizations in our strategic vertical markets.
We focus on strategic vertical markets where we can build lasting customer relationships. Our primary markets are underserved, fragmented, large, and growing. Our primary strategic vertical markets include:
•Public Sector—We have products and solutions that create an efficient flow of information throughout a variety of public sector entities, including states and local governments. Our solutions help our clients provide more responsive and efficient services to their citizens. We have products that enable upper and lower court case management, collections, finance and accounting, motor vehicle registration and license plate inventory, property tax management, utility billing, professional licensing, document workflow, and law enforcement software. We deliver integrated payments solutions throughout many of these products and these solutions allow our clients to efficiently process court, tax, utility and other payments. We also assist public schools, from primary through university, in completing payment processing functions such as accepting payments for school lunches (online, at school, or at the point-of-sale (“POS”)) and school activities. Our payment solutions, many of which utilize the payment facilitator model, are self-serve payment and data collection software platforms that manage critical information via web, mobile, and on-site transaction processing. Using our convenience-fee payment technology, our school and court clients in this vertical often receive the full principal amount which alleviates reconciliation issues and processing costs.
•Healthcare—We provide businesses in our healthcare vertical with software platforms for revenue cycle management, including coding, insurance adjudication, billing, scheduling and integrated payments. Our solutions help our clients efficiently code and bill for their services, and ultimately receive reimbursement. We offer our software as a service and bundle it with professional services that specialize in outsourced revenue cycle management. Our payment solutions in the healthcare market seamlessly integrate into our own proprietary software, as well as that of our distribution partners, consisting of independent software vendors (“ISVs”). We also provide workflow software and associated professional services to medical insurance payers.

We target vertical markets where businesses and organizations tend to lack integrated payment functionality within their business management systems. When we present software solutions that integrate the customer's operations with their payments, we can build a long-term relationship primed to grow together.
A core component of our growth strategy includes a disciplined approach to acquisitions of companies and technology, evidenced by more than 40 acquisitions since our inception in 2012. Our acquisitions have opened new strategic vertical markets, increased the number of businesses and organizations to whom we provide solutions and augmented our existing payment and software solutions and capabilities. Our management team has significant experience acquiring and integrating vertical market software businesses that complement our existing suite of products and solutions. Due to our management team’s longstanding relationships and domain expertise, we maintain a strong pipeline of acquisition targets and are constantly evaluating businesses against our acquisition criteria.
We generate revenue from software licenses and subscriptions, ongoing support, and other software-related solutions. We also generate revenue from volume-based fees generated by payment processing services provided to clients throughout the United States. Our payment processing services enable clients to accept electronic payments, facilitating the exchange of funds and transaction data between clients, financial institutions and payment networks. Our integrated payment and software solutions coupled with our distribution network derive significant scale from operating efficiencies, which enables us to generate strong operating margins and profitability.
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
Our Segments
We have two reportable segments, Merchant Services and Proprietary Software and Payments, and an Other category. For additional information on our segments, see Note 17 to our consolidated financial statements and “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
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
Our Products, Solutions and Technology
We deliver to our clients and distribution partners a comprehensive suite of integrated payment technology and vertical market software solutions. Our products and solutions are strategically aligned to support new client growth and promote customer retention.

In addition to our broad quite of vertical market software described above, we have developed a suite of payment technology solutions that serves clients in each of our vertical markets:
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
Our Sales and Marketing
Our sales strategy includes both inside representatives and a broad network of distribution partners. Our external partners are comprised of ISVs, value-added resellers (“VARs”), independent sales organizations (“ISOs”) and our referral partners which include financial institutions, trade associations, chambers of commerce and card issuers. These distribution partners are a consistent and scalable source for new client acquisition. Leveraging our vertically focused suite of products and services, we are able to maximize the performance and retention of current distribution partners while attracting new partners. These one-to-many distribution partners accelerate penetration within our vertical markets in a cost-effective manner.
We utilize our direct sales team to sell our proprietary software and payment technology solutions directly to clients in our vertical markets. Sales teams are organized and coordinated by vertical, leading to extensive cross-selling opportunities across our broad array of solutions.
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

Our Operations
Our operations team is uniquely structured to optimize the experience of our clients and distribution partners. These regionally distributed and vertically focused business support teams allow us to establish a level of expertise that delivers a scalable support structure and enables us to align our services with the economic goals and specific expectations of the respective business unit. Each operations team is positioned to support the functions of their respective client base and key performance indicators mark their progress toward achieving the goals established by each business unit. Our client and partner databases provide visibility into each overall client relationship, tracking the status of the relationship from initial contact through the lifecycle of that client relationship. Our centralized technology department is structured to rapidly enhance and effectively maintain our products and services.
Our operations team is structured to effectively support the individual needs of our clients. This support includes:
•client onboarding and data conversions;
•software configurations and integrations;
•client support and retention;
•client training and activations;
•billing and financial review;
•credit underwriting and risk management;
•payment processing support; and
•end-user customer support.
Our technical operations team oversees the execution of development, quality control, delivery and support for our vertical software and payment processing applications. Applications are developed and tested according to the software development lifecycle, composed of iterative development and testing with a dedicated focus on planning and execution. Releases are modeled on continuous deployment and added to the live environment on a routine basis. Each application stack is built with redundancy to foster resiliency and built to be easily managed during a disaster recovery scenario. The entire solution is hosted within a managed, dedicated environment that is certified PCI-compliant to protect all personal and transactional data.
Our Competition
We compete with a variety of vertical market software providers and merchant acquirers that have different business models, go-to-market strategies and technical capabilities. We believe the most significant competitive factors in our markets are:
1.quality, including the ability of our products and solutions to addresses the specific needs of our clients;
2.service, including our ability to bring value-added solutions and strong customer support;
3.trust, including a strong reputation for quality service and trusted distribution partners;
4.convenience, such as speed in client onboarding and approving applications;
5.economics, including fees charged to clients and residuals and incentives offered to distribution partners.
Our competitors range from large and well established companies to smaller, earlier-stage businesses. See “Risk Factors—Risks Related to Our Business and Industry— The vertical market software and payment processing industries are highly competitive. Such competition could adversely affect the revenue we receive, and as a result, our margins, business, financial condition and results of operations.” in Part I, Item 1A of this Annual Report on Form 10-K.
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
We have built a collaborative culture that recognizes and rewards innovation and offers employees a variety of opportunities and experiences. We believe that our culture is critical to our success. We are an acquisitive company and regularly add new employees in locations across the United States as a result of our acquisition activity. Our employee headcount has significantly increased since our Initial Public Offering in June 2018, and as of November 19, 2021, we have approximately 1,438 employees in 42 states. We believe that our employee retention rates are competitive and we think this is a result of strong emphasis on workforce culture in our acquisition process and in our operational decision making.
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

Privacy and Information Security Regulations
We provide services that may be subject to privacy laws and regulations of a variety of jurisdictions. Relevant federal privacy laws include the Gramm-Leach-Bliley Act of 1999, which applies directly to a broad range of financial institutions and indirectly, or in some instances directly, to companies that provide services to financial institutions. These laws and regulations restrict the collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices and provide individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information. These laws also impose requirements for safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. Our business also may be subject to the Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act of 2003, which regulate the use and reporting of consumer credit information and impose disclosure requirements on entities who take adverse action based on information obtained from credit reporting agencies. In addition, there are state laws that restrict the ability to collect and utilize certain types of personal information, such as Social Security and driver’s license numbers, and impose secure disposal requirements for personal data. Certain state laws mandate businesses to implement reasonable data security measures. Massachusetts requires any business that processes the personal information of a Massachusetts resident to adopt and implement a written information security program. States are increasingly legislating data protection requirements for a broader list of personal data and are strengthening protections for students' personal information. For example, Illinois regulates the collection of biometric information under its Biometric Information Privacy Act, and at least five other states have legislation pending regarding the collection of biometric data. All fifty states, Puerto Rico, and the U.S. Virgin Islands have enacted data breach notification laws requiring businesses that experience a security breach of their computer databases that contain personal information to notify affected individuals, consumer reporting agencies and governmental agencies. For example, the California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect on January 1, 2020, requires companies that process personal information of California residents to make certain disclosures to consumers about data practices, grants consumers specific access rights to their data, allows consumers to opt out of certain data sharing activities and creates a private right of action for data breaches. The California Privacy Rights Act of 2020 (the “CPRA”), which will come into effect on January 1, 2023, but applies to certain personal information collected on or after January 1, 2022, amends and expands the CCPA to create additional consumer privacy rights, such as the right of correction and right to limit the use of sensitive personal information, and establishes a privacy enforcement agency known as the California Privacy Protection Agency (the “CPPA”). In addition, various states have enacted, and other states are expected to enact, new laws and regulations concerning privacy, data protection and information security in the near future. To the extent we are subject to such legislation, the potential effects on our business are often far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. The recently enacted laws often provide for civil penalties or fines for violations. Each privacy law and regulation that applies to us could increase our cost of doing business or limit permissible activities.
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

Healthcare Regulatory Matters
Our healthcare vertical business provides services to healthcare providers who are highly regulated and subject to frequently changing political, legislative, regulatory and other influences. Although some regulatory requirements do not directly apply to our operations, these requirements affect the business of our healthcare customers and the demand for our services.
Failure to satisfy those legal and regulatory requirements, or the adoption of new laws or regulations, could have a significant negative impact on our healthcare vertical operations and financial condition. U.S. federal, state, local laws and regulations are evolving and can be subject to significant change.
In addition, the application and interpretation of these laws and regulations are often uncertain. These laws are enforced by federal, state and local regulatory agencies in the jurisdictions where we operate, and in some instances also through private civil litigation.
Examples of the most significant of these laws include, but are not limited to, the following:
HIPAA Privacy and Security Requirements
There are numerous federal and state laws and regulations related to the privacy and security of health information. In particular, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) establish privacy and security standards that limit the use and disclosure of certain individually identifiable health information (known as “protected health information”) and require covered entities, including health plans and most healthcare providers, to implement administrative, physical and technical safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. In addition, the HIPAA administrative simplification provisions require the use of uniform electronic data transmission standards of healthcare claims and payment transactions submitted or received electronically.
Certain provisions of the security and privacy regulations promulgated pursuant to HIPAA apply to business associates (entities that handle protected health information on behalf of covered entities), and business associates are subject to direct liability for violation of these provisions. As a provider of services to entities subject to HIPAA, we are a “business associate” of our customers and must safegaurd the protected health information we handle. To the extent permitted by applicable regulations and contracts and associated business associate agreements with our customers, we are permitted to use and disclose protected health information to perform our services and for other limited purposes, but other uses and disclosures, such as marketing communications, require written authorization from the patient or must meet an exception specified under the privacy regulations. Violations of the HIPAA privacy and security regulations may result in substantial civil monetary penalties and, in certain circumstances, criminal penalties. The U.S. Department of Health and Human Services (“HHS”) enforces the privacy and security regulations, and state attorneys general may also enforce the regulations in response to violations that threaten the privacy of state residents. To the extent we are permitted under our customer contracts, we may de-identify protected health information and use de-identified information for our purposes without obtaining patient authorization or further complying with HIPAA. Determining whether protected health information has been sufficiently de-identified to comply with the HIPAA privacy standards and our contractual obligations may require complex factual and statistical analyses. Any failure by us to meet HIPAA requirements with respect to de-identification could subject us to penalties.
Other Privacy and Security Requirements
In addition to HIPAA, numerous other U.S. federal and state laws govern the collection, dissemination, use, access to and confidentiality of personal information. In many cases, state laws are more restrictive than, and not preempted by, HIPAA, and may allow personal rights of action with respect to privacy or security breaches, as well as fines. State laws are contributing to increased enforcement activity and are subject to interpretation by various courts and other governmental authorities.
Data Protection and Breaches
Most states require holders of personal information to maintain safeguards, and all states have laws that require take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals or the state’s attorney general. In some states, these laws are limited to electronic data, but states increasingly are enacting or considering stricter and broader requirements. The laws are inconsistent across states, which can increase the costs of compliance. Additionally, HIPAA imposes certain notification requirements on business associates. In certain circumstances involving large breaches, media notice is required. A non-permitted use or disclosure of protected health information is presumed to be a breach under HIPAA unless the business associate or covered entity establishes that there is a low probability the information has been compromised consistent with the risk assessment requirements enumerated under HIPAA. In addition, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to data breaches.
Anti-Kickback Laws
A number of federal and state laws govern patient referrals, financial relationships with physicians and other referral sources and inducements to providers and patients, including restrictions contained in amendments to the Social Security Act, commonly known as the federal Anti-Kickback Statute (“AKS”). The AKS prohibits any person or entity from offering, paying, soliciting or receiving, directly or indirectly, anything of value with the intent of generating referrals of items or services covered by Medicare, Medicaid or other federal healthcare programs. Courts have interpreted the law broadly and held that there is violation of the statute if any one of the purposes of an arrangement is to encourage patient referrals or other federal healthcare program business, regardless of whether there are other legitimate purposes for the arrangement. Actual knowledge of the statute or specific intent to violate it is not required to commit a violation. Violation of the AKS is a felony, and penalties for AKS violations can be severe, and include imprisonment, criminal fines, civil penalties with treble damages and exclusion from participation in federal healthcare programs. In addition, submission of a claim or services or items generated in violation of the AKS may be subject to additional penalties under the federal False Claims Act ("FCA").
The AKS contains a limited number of exceptions, and the Office of the Inspector General (“OIG”) of HHS has created regulatory safe harbors to the AKS. Activities that comply with a safe harbor are deemed protected from prosecution under the AKS. Failure to meet a safe harbor does not automatically render an arrangement illegal under the AKS. The arrangement, however, does risk increased scrutiny by government enforcement authorities, based on our particular facts and circumstances. Our contracts and other arrangements may not meet an exception or a safe harbor. Additionally, many states have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal or state healthcare program.
Although we believe that our relationships with referral sources and recipients have been structured to comply with current law and available interpretations, we cannot provide assurance that regulatory authorities enforcing these laws will determine these financial arrangements comply with the AKS or other applicable laws.
False or Fraudulent Claim Laws; Medical Billing and Coding
Medical billing, coding and collection activities are governed by numerous federal and state civil and criminal laws, regulations, and sub-regulatory guidance. We provide billing and coding services, claims processing and other solutions to providers that relate to, or directly involve, the reimbursement of health services covered by Medicare, Medicaid, other federal and state healthcare programs and private payers. These services may be subject us to, or we may be contractually required to comply with, numerous federal and state laws that prohibit false or fraudulent claims including but not limited to the FCA, the federal Civil Monetary Penalties Law ("CMP Law"), and state equivalents. We rely on our customers to provide us with accurate and complete information and to appropriately use the solutions we provide to them, but they may not always do so.
The FCA prohibits the knowing submission of false claims or statements to the federal government, including to the Medicare and Medicaid programs. The FCA defines the term “knowingly” broadly to include not only actual knowledge of a claim’s falsity, but also reckless disregard of the truth of the information, or deliberate ignorance of the truth or falsity of a claim. Specific intent to defraud is not required.The FCA may be enforced by the federal government directly or by a qui tam plaintiff, or whistleblower, on the government's behalf. The government may use the FCA to prosecute Medicare and other government program fraud in areas such as coding errors and billing for services not rendered. Further, submission of a claim for an item or service generated in violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA. When an entity is determined to have violated the FCA, it may be required to pay three times the actual damages sustained by the government, plus substantial civil penalties for each false claim, and may be excluded from participation in federal healthcare programs. We rely on our customers to provide us with accurate and complete information and to appropriately use the solutions we provide to them, but they may not always do so.
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
Payment Network Rules and Standards
Payment networks establish their own rules and standards that allocate liabilities and responsibilities among the payment networks and their participants. These rules and standards, including the PCI DSS, govern a variety of areas of the payments industry, including how we can process transactions, ho consumers and clients may use their cards, how our clients may conduct their business regarding the acceptance of payments (including the types and amounts of fees that can be assessed for the acceptance of payments), the security features of cards, security standards for processing, data security and allocation of liability for certain acts or omissions including liability in the event of a data breach. The payment networks may change these rules and standards from time to time as they may determine in their sole discretion and with or without advance notice to their participants. These changes may be made for any number of reasons, including as a result of changes in the regulatory environment, to maintain or attract new participants, or to serve the strategic initiatives of the networks and may impose additional costs and expenses on or be disadvantageous to certain participants. Changes to these rules and standards could alter or prohibit certain current industry business practices which could impact our ability to provide services to various market segments we service. Participants are subject to audit by the payment networks to ensure compliance with applicable rules and standards. The networks may fine, penalize or suspend the registration of participants for certain acts or omissions or the failure of the participants to comply with applicable rules and standards.
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

To provide our electronic payment services, we must be registered either indirectly or directly as a service provider with each of the payment networks that we utilize. Because we are not a bank, we are not eligible for primary membership in certain payment networks, including Visa and Mastercard, and are therefore unable to directly access these networks. The operating regulations of certain payment networks, including Visa and Mastercard, require us to be sponsored by a member bank as a service provider. We are registered with certain payment networks, including Visa and Mastercard, through various sponsor banks. The agreements with our bank sponsors give them substantial discretion in approving certain aspects of our business practices including our solicitation, application and qualification procedures for clients and the terms of our agreements with clients. We are also subject to network operating rules and guidelines promulgated by the National Automated Clearing House Association (“NACHA”) relating to payment transactions we process using the ACH Network. Like the card networks, NACHA may update its operating rules and guidelines at any time and we will be subject to these changes. For example, NACHA's WEB Debit Account Validation Rule, took effect March 19, 2021. This rule requires changes to ACH validation of bank accounts associated with internet WEB ACH payments. The NACHA Operating Rules and Guidelines allocate responsibility and liabilities to the various participants in the payment network, including us and our partner financial institutions. Recently, NACHA has focused upon data security and privacy responsibilities. We are subject to audit by our partner financial institutions for compliance with the rules and guidelines. Our sponsor financial institutions have substantial discretion in approving certain aspects of our business practices, including the terms of our agreements with our ACH processing clients.
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
Risks Related to Our Business and Industry
The COVID-19 pandemic has and may in the future affect our operations, business and financial condition, and our liquidity could also be negatively impacted, particularly if the U.S. economy remains unstable for a significant amount of time.
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. The COVID-19 pandemic has had widespread and unpredictable impacts on global society, economies, financial markets, and business practices, and may in the future impact our business operations, including our employees, customers, partners, and communities. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread, the emergence of new variants of COVID-19, the development, availability, distribution and effectiveness of vaccines and treatments, and public confidence in such vaccines and treatments, and the extent and duration of measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders, and business and government shutdowns. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part II, Item 7 of this Form 10-K) for further discussion regarding the impact of COVID-19 on our financial results for fiscal year 2021. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict.
The spread of COVID-19 has caused several states and cities to declare states of emergency or disaster proclamations. State and local governments, together with public health officials, have recommended and mandated precautions to mitigate the spread of the virus, including the closure of local government facilities and parks, schools, restaurants, many businesses and other locations of public assembly. Although many of the restrictions have eased across the country, the pandemic has yet to show substantial signs of consistent decline in the U.S. and some areas have re-imposed closures and other restrictions due to increased rates of COVID-19 cases. The economic impact of these conditions is materially impacting our business and is expected to continue to adversely impact our strategic verticals and our business in general. For example, we and our clients have experienced a decline and subsequent partial recovery in payment volume and the number of transactions processed, and therefore, a decline and subsequent partial recovery in revenue in our strategic verticals.

There are no reliable estimates of how long the pandemic will last, how many people are likely to be affected by it or the duration or types of restrictions that will be imposed. While the COVID-19 pandemic is having an adverse effect on our business, financial condition and results of operations, the extent of such impact will depend on future developments, which cannot be accurately predicted at this time. The COVID-19 pandemic has resulted in and may continue to result in lower results of operations due to a number of operational factors, including:
•the temporary closures, re-closures and failures of our customers; which creates risk of chargeback liability and delayed payment or failure to pay by our clients for our solutions and services
•continued unemployment, which has influenced and may continue to negatively influence consumer spending;
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
Since inception in 2012, we have been engaged in growth activities and have made a significant number of acquisitions that have grown our business. This acquisition activity requires substantial capital and other expenditures. As a result, 2017 was the first fiscal year for which we attained profitability, and we incurred net losses attributable to i3 Verticals, Inc. in the years ended September 30, 2021, 2020 and 2019, and we may incur losses again in the future. A substantial portion of our historical revenue growth has resulted from acquisitions. For the year ended September 30, 2021, revenues attributable to the acquisitions we completed in 2020 and 2021 were $63.6 million, or 28.4% of our total revenues. We expect our cash needs to increase significantly for the next several years as we:
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
The vertical market software and payment processing industries are highly competitive. Such competition could adversely affect the revenue we receive, and as a result, our margins, business, financial condition and results of operations.
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
Our payment and software solutions compete against many peers. Our competitors include, among others, Tyler Technologies, Inc., EverCommerce, Inc., EngageSmart, LLC, GTY Technology Holdings, Inc., Constellation Software, Inc., Global Payments, Inc., Stripe, Inc., and Square, Inc.
Many of our competitors have substantially greater financial, technological, and marketing resources than we have. Accordingly, if these competitors specifically target our business model, they may be able to offer more attractive solutions to our clients and more attractive compensation to our distribution partners. They also may be able to offer and provide products and services that we do not offer. Additionally, larger financial institutions may decide to perform in-house some or all of the services we provide or could provide, which may give them with a competitive advantage in the market. There are also a large number of small providers of vertical market software services or payment processing services that provide various ranges of services to our clients and our potential clients. This competition may effectively limit the prices we can charge and requires us to control costs aggressively in order to maintain acceptable profit margins. Competition could also result in a loss of existing distribution partners and clients and greater difficulty attracting new distribution partners and clients. One or more of these factors could have a material adverse effect on our business, financial condition and results of operations.
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

We could be subject to breaches of security by hackers or other unauthorized persons. For example, on June 2, 2021, the State of Louisiana, Division of Administration (the “State”) and a putative class of Louisiana law enforcement districts filed a petition in the 19th Judicial District Court for the Parish of East Baton Rouge against i3-Software & Services, LLC (“S&S”), a subsidiary of the Company located in Shreveport, Louisiana, seeking monetary damages related to a third-party remote access software product used in connection with services provided by S&S to certain Louisiana Parish law enforcement districts and alleged inadequacies in the Company’s cybersecurity practices. For additional information about this litigation, see Note 15 to our consolidated financial statements. Although we proactively employ multiple measures to defend our systems against intrusions and attacks and to protect the data we collect, our measures may not prevent unauthorized access or use of sensitive data. Recently, several municipalities have been the victims of cyberattacks, and in some cases, ransomware, through which an attacker gains access to the organization’s computer files, renders them temporarily inaccessible and threatens to permanently delete them if a cash ransom is not paid by a specified deadline. While we or, to our knowledge, our distribution partners, third-party vendors or clients have not been subject to a material ransomware or cyber-extortion attack impacting us, if such an event were to occur it could significantly disrupt our operations, expose us to liability under HIPAA and/or state data breach laws, adversely impact our reputation, impact our client relationships or subject us to material losses or liability. We may be required to expend significant additional resources in our efforts to modify or enhance our protective measures against evolving threats. A breach of our system or a third-party system upon which we rely may subject us to material losses or liability, including payment network fines, assessments and claims for unauthorized purchases with misappropriated credit, debit or card information, impersonation or other similar fraud claims. A misuse of such data or a cybersecurity breach could harm our reputation and deter our clients and potential clients from using electronic payments generally and our products and services specifically, thus reducing our revenue. In addition, any such misuse or breach could cause us to incur costs to correct the breaches or failures, expose us to uninsured liability, expose us to liability under HIPAA, increase our risk of regulatory scrutiny, subject us to lawsuits and result in the imposition of material penalties and fines under state and federal laws or by the payment networks. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. A significant cybersecurity breach could also result in payment networks prohibiting us from processing transactions on their networks or the loss of our financial institution sponsorship that facilitates our participation in the payment networks, either of which could materially impede our ability to conduct business.
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
We do not directly access the payment card networks, such as Visa and Mastercard, that enable our acceptance of credit cards and debit cards, including some types of prepaid cards. Accordingly, we must rely on banks or other payment processors to process transactions and must pay fees for the services. To provide our merchant acquiring services, we are registered through our bank sponsors with the Visa and Mastercard networks as service providers for member institutions. The majority of our $18.8 billion in payment volume in fiscal year 2021 was attributable to transactions processed on the Visa and Mastercard networks. As such, we, our bank sponsors and many of our clients are subject to complex and evolving payment network rules. The payment networks routinely update and modify requirements applicable to merchant acquirers, including rules regulating data integrity, third-party relationships (such as those with respect to bank sponsors and ISOs), merchant chargeback standards and PCI DSS. The rules of the card networks are set by their boards, which may be influenced by card issuers, some of which offer competing transaction processing services. The request for comments for PCI DSS 4.0 closed in November 2019 and the PCI council plans to release version 4.0 by the middle of 2021. Anticipated changes to PCI DSS 4.0 include stronger standards that will increase the compliance burden on processors and require additional training, education and support tools for processors to support their merchants.
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
Consolidation in the banking and financial services industry could adversely affect our business, results of operations and financial condition.
Consolidations have been, and continue to be, active in the banking and financial services industry. It is possible that larger financial institutions that result from consolidations will have increased bargaining power when negotiating, which could result in less favorable contractual terms for us. Larger financial institutions resulting from consolidations may also decide to perform in-house some or all of the services we provide or could provide. These foregoing matters could have an adverse effect on our business, result of operations and financial condition.

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
If we are unable to collect the chargeback from the client’s account or reserve account (if applicable), or if the client refuses or is financially unable due to bankruptcy or other reasons to reimburse us for the chargeback, we bear the loss for the amount of the refund paid to the cardholder’s bank. We incurred chargeback losses of $0.3 million, or less than 0.2% of revenues, in our 2021 fiscal year and $0.1 million, or less than 0.1% of revenues, in our 2020 fiscal year. Any increase in chargebacks not paid by our clients could have a material adverse effect on our business, financial condition and results of operations.
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
Third-party hardware that we sell to our customers is generally procured from a limited number of suppliers. Thus, we are at risk of shortages, price increases, changes, delays or discontinuations of hardware, which could disrupt our business.

Many of our solutions require or benefit from the use of third-party hardware products that we sell to our customers, such as payment terminals and point of sale equipment. A number of such products come from limited number of suppliers. Due to our reliance on the products produced by a limited number of suppliers, we are subject to the risk of shortages and long lead times in the supply of certain products. Additionally, various sources of supply-chain risk, including strikes or shutdowns at delivery ports or loss of or damage to our products while they are in transit or storage, intellectual property theft, losses due to tampering, issues with quality or sourcing control, failure by our suppliers to comply with applicable laws and regulation, potential tariffs or other trade restrictions, or other similar problems could limit or delay the supply of our products or harm our reputation. In the event of a shortage or supply interruption from suppliers, we may not be able to develop alternate sources quickly, cost-effectively, or at all. Any interruption or delay in manufacturing supply, any increases in costs, or the inability to obtain these products from alternate sources at acceptable prices and within a reasonable amount of time, could harm our ability to provide products to our customers.

One such provider of third-party hardware is manufactured by PAX Technology and sold worldwide. On October 26, 2021, the US offices of PAX Technology were search by federal investigators. On October 27, 2021, FIS Worldpay announced that it had removed PAX Technology payment terminals from its payments infrastructure over concerns regarding the website connections being made by the hardware. While no specific security vulnerabilities for the PAX Technology hardware have been announced or identified, if major hardware vendors such as FIS Worldpay begin sourcing hardware from other suppliers, the supply of third-party hardware could be impacted and our ability to source third-party hardware from other providers could be negatively impacted.

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
The electronic payment industry depends heavily on the overall level of consumer and commercial spending. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income and changes in consumer purchasing habits. A sustained deterioration in general economic conditions, particularly in the United States, continued uncertainty for an extended period of time, due to the COVID-19 pandemic, supply chain disruptions or otherwise, or increases in interest rates, could adversely affect our financial performance by reducing the number or aggregate volume of transactions made using electronic payments. A reduction in the amount of consumer or commercial spending could result in a decrease in our revenue and profits. If our clients make fewer purchases or sales of products and services using electronic payments, or consumers spend less money through electronic payments, we will have fewer transactions to process at lower dollar amounts, resulting in lower revenue. Additionally, credit card issuers may reduce credit limits and become more selective in their card issuance practices. Any of these developments could have a material adverse impact on our financial position and results of operations.

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
The acquisition of a provider of payment processing services, as well as a portfolio of merchant accounts, requires the transfer of various data processing functions and connecting links to our systems and those of our third-party service providers. If the transfer of these functions and links does not occur rapidly and smoothly, payment processing delays and errors may occur, resulting in a loss of revenues, increased client attrition and increased expenditures to correct the transitional problems, which could preclude our attainment of, or reduce, our anticipated revenue and profits. Additionally, any integrations that do not occur rapidly and smoothly could divert the attention of management away from other strategic matters, including, but not limited to, acquisitions or product development.

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

Risks Related to Regulation
We are subject to extensive government regulation, and any new laws and regulations, industry standards or revisions made to existing laws, regulations or industry standards affecting the electronic payments industry and the other industries in which we provide services, or our actual or perceived failure to comply with such obligations, may have an unfavorable impact on our business, financial condition and results of operations.
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
These and other laws and regulations, including those in other industries in which we provide services, even if such laws and regulations not directed at us, may require us to make significant efforts to change our products and services and may require that we incur additional compliance costs and change how we price our products and services to our clients and distribution partners. Implementing new compliance efforts is difficult because of the complexity of new regulatory requirements, and we are devoting and will continue to devote significant resources to ensure compliance. Furthermore, regulatory actions may cause changes in business practices by us and other industry participants which could affect how we market, price and distribute our products and services, and which could materially adversely affect our business, financial condition and results of operations. In addition, even an inadvertent failure to comply with laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could damage our business or our reputation.
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
Actual or perceived failures to comply with applicable privacy and security laws and regulations could result in a material breach of contract with one or more of our clients in our healthcare vertical, harm our reputation and subject us to substantial civil and criminal penalties under laws such as HIPAA.
The data protection landscape is rapidly evolving, and we are or may become subject to numerous federal and state laws and regulations governing the collection, use, disclosure, retention, and security of health-related and other personal information. The cost of compliance with the laws and regulations is high and is likely to increase in the future. Any failure or perceived failure by us to comply with applicable data privacy and security laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have an adverse effect on our operations, financial performance and business.
For example, the HIPAA privacy and security regulations extensively regulate the use and disclosure of protected health information and requires business associates such as our company to implement administrative, physical and technical safeguards to protect the security of such information. If we are unable to properly protect the privacy and security of protected health information entrusted to us, we could be found to have breached our contracts with our customers and be subject to investigation by the HHS Office for Civil Rights (“OCR”). In the event OCR finds that we have failed to comply with applicable HIPAA privacy and security standards, we could face civil and criminal penalties. OCR has become an increasingly active regulator and has signaled its intention to continue this trend. OCR has the discretion to impose penalties without being required to attempt to resolve violations through informal means. Further, OCR may require companies to enter into resolution agreements and corrective action plans which impose ongoing compliance requirements. OCR enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition to enforcement by OCR, state attorneys general are authorized to bring civil actions under either HIPAA or similar state laws, seeking either injunctions or damages in response to violations that threaten the privacy of state residents. Although we have implemented and maintain policies, processes and a compliance program infrastructure to assist us in complying with these laws and regulations and our contractual obligations, we cannot provide assurance regarding how these laws and regulations will be interpreted, enforced or applied to our healthcare vertical operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state levels also might require us to make costly system purchases and/or modifications or otherwise divert significant resources to privacy and security compliance initiatives from time to time.
If we violate the federal AKS, the CMP Law, the federal FCA, or similar federal or state laws and regulations, it could result in a material breach of contract with one or more of our clients in our healthcare vertical, harm our reputation and subject us to substantial civil and criminal penalties.
We strive to comply with healthcare laws, regulations and other requirements applicable to us directly and to our customers and contractors, but there can be no assurance that our operations will not be challenged or impacted by enforcement initiatives. We have been, and in the future may become, involved in governmental investigations, audits, reviews and assessments. Even an unsuccessful challenge by regulatory and other authorities or private whistleblowers could be expensive and time-consuming, could result in loss of business, exposure to adverse publicity and injury to our reputation and could adversely affect our ability to retain and attract customers.
Healthcare laws, regulations and other requirements impacting our healthcare vertical operations include the following:
Anti-Kickback Laws. A number of federal and state laws govern patient referrals, financial relationships with physicians and other referral sources and inducements to providers and patients, including restrictions contained in amendments to the Social Security Act, commonly known as the AKS. The AKS contains a limited number of exceptions, and the Office of the Inspector General (“OIG”) of HHS has created regulatory safe harbors to the AKS. Activities that comply with a safe harbor are deemed protected from prosecution under the AKS. Certain of our contracts and other arrangements may not meet an exception or a safe harbor. Failure to qualify for safe harbor protection does not mean the arrangement necessary violates the AKS, but it may subject the arrangement to greater government scrutiny. We cannot provide assurance that practices outside of a safe harbor will not be found to violate the AKS. Allegations of violations of the AKS may be brought under the civil CMP Law, which requires a lower burden of proof than some other fraud and abuse laws, including the AKS.
The HHS OIG has a longstanding concern that percentage-based billing arrangements may increase the risk of improper billing practices. The HHS OIG recommends that medical billing companies develop and implement comprehensive compliance programs to mitigate this risk. In addition, certain states have adopted laws or regulations forbidding splitting of fees with non-physicians which may be interpreted to prevent business service providers, including medical billing providers, from using a percentage-based billing arrangement. While we have developed and implemented a comprehensive billing compliance program that we believe is consistent with the federal guidance, our failure to ensure compliance with controlling legal requirements, accurately anticipate the application of these laws and regulations to our business and contracting model, or other failure to comply with regulatory requirements, could create liability for us, result in adverse publicity and negatively affect our business.
Violation of the AKS is a felony, and penalties may include imprisonment, criminal fines and substantial civil monetary penalties. In addition, submission of a claim for items or services generated in violation of the AKS may be subject to additional penalties under the federal FCA as a false or fraudulent claim.

False or Fraudulent Claim Laws; Medical Billing and Coding. Medical billing, coding and collection activities are governed by numerous federal and state civil and criminal laws, regulations and sub-regulatory guidance. Our healthcare vertical may be subject to, or contractually required to comply with, numerous federal and state laws that prohibit false or fraudulent claims including but not limited to the federal FCA, the CMP Law and state equivalents. For example, errors or the unintended consequences of data manipulations by us or our systems with respect to the entry, formatting, preparation or transmission of claims, coding, audit, eligibility and other information, may result in allegations of false or fraudulent claims.
False or fraudulent claims under the FCA and other laws include, but are not limited to, billing for services not rendered, making or causing to be made or used a false record or statement that is material to a false claim, failing to report and refund known overpayments within 60 days of identifying the overpayment, misrepresenting actual services rendered, improper coding and billing for medically unnecessary items or services. Submission of a claim for an item or service generated in violation of the AKS constitutes a false or fraudulent claim. In addition, the FCA prohibits the knowing submission of false claims or statements to the federal government, including to Medicare and Medicaid programs. Although simple negligence will not give rise to liability under the FCA, "knowingly" submitting a false claim may result in liability. When an entity is determined to have violated the FCA, the government may impose substantial civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in federal healthcare programs. Private parties are able to bring qui tam, or whistleblower, lawsuits on half of the government in connection with alleged false claims submitted to the government, and these private parties are entity to share in any amounts recovered by the government. Several states, including states in which we operate, have adopted their own false claims provisions and their own whistleblower provisions whereby a private individual may file a civil lawsuit in state court.
Some other fraud and abuse laws, including CMP, require a lower burden of proof than other fraud, waste and abuse laws. Federal and state authorities increasingly assert liability under the CMP Law, especially where they believe they cannot meet the higher burden of proof requirements under the various criminal healthcare fraud provisions. Current penalties under CMP are significant. In some cases, violations of the CMP Law may result in penalties of up to three times the amount claimed or received. Civil monetary penalties, including those imposed under the AKS, FCA, and CMP Law are updated annually based on changes to the consumer price index.
Although we believe our processes are consistent with applicable reimbursement rules and industry practice, a court, government authority or whistleblower could challenge these processes. In addition, we cannot guarantee that federal and state authorities will regard any billing and coding errors we process or make as inadvertent or will not hold us responsible for any compliance issues related to claims, reports and other information we handle on behalf of our clients. We cannot predict the impact of any enforcement actions under the various false claims and fraud, waste and abuse laws applicable to our operations. Even an unsuccessful challenge of our practices could cause us to incur adverse publicity and significant legal and related costs.
The laws and regulations in this area are both broad and vague and judicial interpretation can be inconsistent. We review our practices with regulatory experts in an effort to comply with all applicable laws and regulatory requirements. However, we are unable to predict how laws and regulations will be interpreted or the full extent of their application, particularly to services that are not directly billed to or reimbursed by federal healthcare programs, such as transaction processing services. Any determination by a federal or state regulatory authority that any of our activities or those of our customers or vendors violate any of these laws or regulations could: (i) subject us to civil or criminal penalties, (ii) require us to enter into corporate integrity agreements or similar agreements with government regulators to meet ongoing compliance obligations, (iii) require us to change or terminate some portions of our business, (iv) require us to refund a portion of our service fees, and/or (v) disqualify us from providing services to customers that are, or do business with, government programs. These activities could result in a material adverse impact on our business, results of operations or financial condition. Even an unsuccessful challenge of our activities could result in adverse publicity and could require a costly response.

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
The Housing Assistance Tax Act of 2008 included an amendment to the Internal Revenue Code of 1986, as amended (the “Code”), that requires information returns to be made for each calendar year by payment processing entities and third-party settlement organizations with respect to payments made in settlement of electronic payment transactions and third-party payment network transactions occurring in that calendar year. Reportable transactions are also subject to backup withholding requirements. We could be liable for penalties if our information returns are not in compliance with these regulations.
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

Legal requirements relating to the collection, storage, handling and transfer of personal data continue to evolve. For example, in June 2018, the State of California enacted the CCPA, which went into effect on January 1, 2020. The CCPA requires companies (regardless of their location) that collect personal information of California residents to notify consumers about their data collection, use, and sharing practices. The CCPA also grants consumers specific rights to access and to delete their data and to opt out of certain data sharing with or sales to third parties. The California Attorney General is currently responsible for the enforcement of the CCPA and issued Final Regulations governing CCPA compliance on August 14, 2020. The California Attorney General can impose statutory fines for violations and consumers have a limited private right of action for unauthorized access to certain categories of information. Notably, it may be possible to have statutory damages imposed without proof of actual damages from the unauthorized access. On November 3, 2020, California voters passed Proposition 24, enacting the CPRA, which will become effective on January 1, 2023, but applies to certain personal information collected on or after January 1, 2022. CPRA amends and expands the CCPA to create additional consumer privacy rights, such as the right of correction and the right to limit the use and disclosure of sensitive personal information. The CPRA also establishes a new privacy enforcement agency, the CPPA, which will assume responsibility for promulgating, revising, and implementing regulations interpreting the CCPA and CPRA by either July 1, 2021, or six months after the CPPA indicates it is ready to begin rulemaking (whichever is later). Unlike the CCPA, the CPRA cannot be repealed by the California legislature, but can be amended by a simple majority provided such amendments are consistent with and further the purpose and intent of the law.
In addition, several other states have introduced or passed similar legislation to the CCPA, including Nevada, Colorado, Virginia and Maine, that may impose varying standards and requirements on our data collection, use and processing activities. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data.
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
These laws and regulations may change rapidly, and it is frequently unclear how they apply to our business. Any failure of our products or services to comply with these laws and regulations could result in substantial civil or criminal liability and could, among other things, adversely affect demand for our services, invalidate all or portions of some of our contracts with our customers, require us to change or terminate some portions of our business. Further, reform or changing healthcare regulatory requirements may also render our products or services obsolete or may block us from accomplishing our work or from developing new products or services. This may in turn impose additional costs upon us to adapt to the new operating environment or to further develop or modify our products and services. Such healthcare reforms may also make introduction of new products and service costlier or more time-consuming than we currently anticipate. These changes may also prevent our introduction of new products and services or make the continuation or maintenance of our existing healthcare vertical products and services unprofitable or impossible.

Risks Related to Our Indebtedness
Our indebtedness could adversely affect our financial health and competitive position.
On May 9, 2019, we replaced our existing senior secured credit facility with a new 2019 senior secured credit facility (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility, as amended on February 18, 2020 in connection with our offering of Exchangeable Notes, consists of a $275.0 million revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to $50.0 million in the aggregate (subject to the receipt of additional commitments for any such incremental loan amounts). The Senior Secured Credit Facility accrues interest at LIBOR (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) plus an applicable margin of up to 3.25%, or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%), plus an applicable margin of 0.25% to 1.25% (1.25% as of September 30, 2021), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires the Company to pay unused commitment fees of 0.15% to 0.30% (0.30% as of September 30, 2021) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. As of September 30, 2021, we had borrowings outstanding of $104.4 million under our Senior Secured Credit Facility. Although we may enter into interest rate swap agreements in the future, we and our subsidiaries are exposed to interest rate increases on the floating portion of our Senior Secured Credit Facility that are not covered by interest rate swaps, to the extent we have indebtedness outstanding. For additional information about our Senior Secured Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II, Item 7 of this Annual Report on Form 10-K, and “Quantitative and Qualitative Disclosure About Market Risk” in Part II, Item 7A of this Annual Report on Form 10-K.
On February 18, 2020, i3 Verticals, LLC issued $138.0 million aggregate principal amount of its Exchangeable Notes. The Exchangeable Notes bear interest at a fixed rate of 1.0% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. Prior to August 15, 2024, the Exchangeable Notes are exchangeable only upon satisfaction of certain conditions and during certain periods described in the Indenture, and thereafter, the Exchangeable Notes are exchangeable at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The Exchangeable Notes are exchangeable on the terms set forth in the Indenture into cash, shares of Class A common stock, or a combination thereof, at i3 Verticals, LLC’s election. As of September 30, 2021, $117.0 million of the original aggregate principal amount of $138.0 million was outstanding.
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
Our indebtedness under our Senior Secured Credit Facility bears interest at variable interest rates that use LIBOR as a benchmark rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR quotations after 2021 (the “FCA Announcement”). The FCA Announcement indicates that the continuation of LIBOR on the current basis cannot and will not be assured after 2021, and LIBOR may cease to exist or otherwise be unsuitable for use as a benchmark. In the United States, the Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for U.S. dollar LIBOR. On November 30, 2020, ICE Benchmark Administration, the administrator of LIBOR announced plans to consult on ceasing publication of U.S. dollar LIBOR on December 31, 2021 for only the one week and two month U.S. dollar LIBOR tenors, and on June 30, 2023 for all other U.S. dollar LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new U.S. dollar LIBOR issuances by the end of 2021.
Uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the performance of LIBOR relative to its historic values. Even if financial instruments are transitioned to alternative benchmarks, such as SOFR, successfully, the new benchmarks are likely to differ from LIBOR, and our interest expense associated with our outstanding indebtedness or any future indebtedness we incur may increase. Transitioning to an alternative benchmark rate, such as SOFR, may result in us incurring significant expense and legal risks, as renegotiation and changes to documentation may be required in effecting the transition. We may also incur expenses to amend and adjust our indebtedness to eliminate any differences between any alternative benchmark rate used by our outstanding indebtedness. Any alternative benchmark rate may be calculated differently than LIBOR, may increase the interest expense associated with our existing or future indebtedness and may not align for our assets and liabilities. Any of these occurrences could adversely affect our borrowing costs, financial condition, and results of operations.

Risks Related to Our Organizational Structure and Our Company
We are a holding company with no operations of our own, and our principal asset is our controlling membership interest in i3 Verticals, LLC. Accordingly, we depend on distributions from i3 Verticals, LLC to pay our taxes and other expenses.
We are a holding company with no operations of our own and currently have no significant assets other than our ownership of common units of i3 Verticals, LLC. We currently have no independent means of generating revenue. Consequently, our ability to obtain operating funds depends upon distributions from i3 Verticals, LLC. Furthermore, i3 Verticals, LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not itself subject to U.S. federal income tax. Instead, its net taxable income is generally allocated to its members, including us, pro rata according to the number of membership interests each member owns. Accordingly, we incur income taxes on our proportionate share of any net taxable income of i3 Verticals, LLC in addition to expenses related to our operations, and our ability to obtain funds to pay these income taxes currently depends upon distributions from i3 Verticals, LLC. We intend to cause i3 Verticals, LLC to distribute cash to us in an amount at least equal to the amount necessary to cover our respective tax liabilities, if any, with respect to our allocable share of the net income of i3 Verticals, LLC and to cover dividends, if any, we declare, as well as any payments due under the Tax Receivable Agreement (the “Tax Receivable Agreement” or "TRA") by and among i3 Verticals, Inc., i3 Verticals, LLC and each of the holders, other than i3 Verticals, Inc., of common units in i3 Verticals, LLC (the “Continuing Equity Owners”). See the detailed discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Senior Secured Credit Facility” in Part II, Item 7 of this Annual Report on Form 10-K for a discussion of the restrictive covenants, including i3 Verticals, LLC’s obligations to maintain specific financial ratios, that may limit its ability to make certain distributions to us.
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
The Continuing Equity Owners, who collectively hold approximately 32% of the combined voting power of our common stock as of November 19, 2021, may receive payments from us under the Tax Receivable Agreement upon a redemption or exchange of their common units in i3 Verticals, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. As a result, the interests of the Continuing Equity Owners may conflict with the interests of holders of shares of our Class A common stock. For example, the Continuing Equity Owners may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the Continuing Equity Owners even in situations where no similar considerations are relevant to us.

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

Risks Related to Ownership of Our Class A Common Stock
The Continuing Equity Owners own common units in i3 Verticals, LLC, and the Continuing Equity Owners have the right to redeem their common units in i3 Verticals, LLC pursuant to the terms of the limited liability company agreement of i3 Verticals, LLC (the "LLC Agreement") for shares of Class A common stock or cash.
As of September 30, 2021, we have an aggregate of 127,973,902 shares of Class A common stock authorized but unissued, including 10,229,142 shares of Class A common stock issuable, at our election, upon redemption of common units of i3 Verticals, LLC that are held by the Continuing Equity Owners. Subject to certain restrictions contained in the LLC Agreement, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based and service-based vesting requirements and other limitations) for newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Common Unit redeemed, in each case, in accordance with the terms of the LLC Agreement. At our election, however, we may effect a direct exchange by i3 Verticals, Inc. of such Class A common stock or such cash, as applicable, for such common units in lieu of redemption. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We have also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain Continuing Equity Owners upon such redemption and the shares of Class A common stock issued to certain Continuing Equity Owners in connection with the Reorganization Transactions will be eligible for resale registration, subject to certain limitations set forth in the Registration Rights Agreement.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters is in Nashville, Tennessee where we occupy approximately 16,000 square feet of office space under a lease that expires in 2027. We lease properties located within various geographic regions in which we conduct business, including Arkansas, California, Colorado, Florida, Georgia, Hawaii, Kentucky, Louisiana, Michigan, Minnesota, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Washington and Wisconsin. Our properties include office spaces and call centers used for operational, sales, management and administrative purposes.
For leases that are scheduled to expire during the next 12 months, we may negotiate new lease agreements, renew existing lease agreements, exercise any respective options to extend the existing lease agreements, or use alternate facilities. We believe our facilities are adequate for our needs and believe that we should be able to renew any of our existing leases or secure similar property without an adverse impact on our operations.

Item 3. Legal Proceedings
The information required with respect to this item can be found in Note 15 to the accompanying audited consolidated financial statements contained in this report and is incorporated by reference into this Part I, Item 3.

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
Stockholders
As of November 19, 2021, there were 84 stockholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers. As of November 19, 2021, there were 54 stockholders of record of our Class B common stock.
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

Comparison of Cumulative Total Return
Among i3 Verticals, Inc., the S&P 500 Index, and the S&P 500 Information Technology Index

$280.00
$240.00
$200.00
$160.00
$120.00
$80.00
6/21/18
6/29/18
9/30/18
12/31/18
3/29/19
6/28/19
9/30/19
12/31/19
3/31/20
6/30/20
9/30/20
12/31/20
3/31/21
6/30/21
9/30/21
i3 Verticals, Inc.
S&P 500
S&P 500 Information Technology

The following table presents the corresponding data for the periods shown in the graph:

	i3 Verticals, Inc.	S&P 500	S&P 500 Information Technology
June 21, 2018	$100.00	$100.00	$100.00
June 29, 2018	$117.08	$98.86	$97.44
September 30, 2018	$176.77	$105.97	$105.71
December 31, 2018	$185.38	$91.17	$87.02
March 29, 2019	$184.77	$103.08	$103.87
June 28, 2019	$226.54	$106.98	$109.74
September 30, 2019	$154.77	$108.25	$113.00
December 31, 2019	$217.31	$117.49	$128.82
March 31, 2020	$146.85	$93.99	$113.08
June 30, 2020	$232.69	$112.75	$147.12
September 30, 2020	$194.23	$122.30	$164.27
December 31, 2020	$255.38	$136.60	$183.20
March 31, 2021	$239.46	$144.48	$186.38
June 30, 2021	$232.46	$156.29	$207.44
September 30, 2021	$186.23	$156.65	$209.78
Sales of Unregistered Securities
We did not issue any Class A common stock in exchange for Class B common stock pursuant to the terms of the LLC Limited Liability Agreement during the quarter ended September 30, 2021. All other sales of unregistered securities during the year ended September 30, 2021, have been previously disclosed in either a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
We did not repurchase any shares of our Class A or Class B common stock during the quarter ended September 30, 2021.
Dividends
We have never declared or paid a cash dividend on our common stock. We intend to retain any earnings to finance the growth and development of our business and do not expect to declare or pay any cash dividends in the foreseeable future. Our Board of Directors reviews our dividend policy from time to time and may declare dividends at its discretion; however, our Senior Secured Credit Facility (as defined below) places restrictions on the payment of dividends. For further discussion of the Senior Secured Credit Facility, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

Item 6. Reserved

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
COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and other parts of the world. The spread of COVID-19 and its variant strains brought about many precautions at the state and local government levels to mitigate the spread of the virus, including the closure of local government facilities and parks, schools, restaurants, many businesses and other locations of public assembly. Throughout fiscal 2020 and 2021 governments have imposed and reimposed restrictions in response to increased transmission rates of COVID-19 and eased such restrictions once the transmission rates declined across multiple cycles.
The COVID-19 pandemic significantly affected overall economic conditions in the United States. The economic impact of these conditions materially impacted our business. Our payment volume fluctuated as a result of the impact of the COVID-19 pandemic. Despite positive developments, such as the availability of vaccines, there are no reliable estimates of how long the pandemic will continue, how many people are likely to be affected by it or the duration or types of restrictions that will be imposed. For that reason, we are unable to predict the long-term impact of COVID-19 and its variant strains on our business at this time.
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
Acquisitions subsequent to September 30, 2021
Subsequent to September 30, 2021, we completed the acquisition of one business within the Company’s Healthcare vertical that provides comprehensive revenue cycle management and related administrative and consulting services for hospitals, including academic teaching institutions with residents, practice groups and healthcare providers primarily in the southeast. Total purchase consideration included 60,000 in cash and revolving line of credit proceeds, and an amount of contingent consideration, which is still being valued.
Acquisitions during the year ended September 30, 2021
On November 17, 2020, we completed the acquisition of substantially all of the assets of ImageSoft, Inc. to expand our software offerings, primarily in the public sector vertical. Total purchase consideration was $46.3 million, including $40.0 million in cash consideration, funded by proceeds from our revolving credit facility, and $6.3 million in contingent consideration
On February 1, 2021, we completed the acquisition of substantially all the assets of Business Information Systems, GP, a Tennessee general partnership and Business Information Systems, Inc., a Tennessee corporation (collectively “BIS”) to expand our software offerings, primarily in the Public Sector vertical. Total purchase consideration was $95.5 million, including $52.5 million in cash on hand and proceeds from the Company's revolving credit facility, 1,202,914 shares of the Company's Class A Common Stock, and $7.8 million in contingent consideration.
During the year ended September 30, 2021, we also completed the acquisitions of six unrelated businesses, to expand the Company’s software offerings in the public sector and healthcare vertical markets, and to add proprietary technology that will augment the Company’s existing platform across several verticals. Total purchase consideration was $65.5 million, including $57.0 million in revolving credit facility proceeds, and $8.5 million of contingent consideration.

Acquisitions during the year ended September 30, 2020
During the year ended September 30, 2020, we completed the acquisitions of three unrelated businesses. Two expanded our geographic reach and software capabilities in the public sector vertical. The other added text-to-pay capabilities and other software solutions in our non-profit vertical. Total purchase consideration was $32.6 million, including $27.9 million in revolving credit facility proceeds and $4.7 million of contingent consideration.
The results of operations of these acquired businesses have been included in our financial statements since the applicable acquisition date. For additional information, see Note 4 to our consolidated financial statements.
Our Revenue and Expenses
Revenues
We generate revenue from software licenses and subscriptions, other software related services, and volume-based payment processing fees (“discount fees”), and to a lesser extent, software licensing subscriptions, ongoing support and other POS-related solutions that we provide to our clients directly and through our distribution partners. Volume-based fees represent a percentage of the dollar amount of each credit or debit transaction processed. Revenues are also derived from a variety of fixed transaction or service fees, including authorization fees, convenience fees, statement fees, annual fees and fees for other miscellaneous services, such as handling chargebacks.
Interchange and network fees. Interchange and network fees consist primarily of pass-through fees that make up a portion of discount fee revenue. These include assessment fees payable to card associations, which are a percentage of the processing volume we generate from Visa and Mastercard. Upon our adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”) on October 1, 2019, these fees are presented net within revenue.
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

Proprietary Software and Payments
Our Proprietary Software and Payments segment delivers embedded payments solutions to our clients through proprietary software. Payments are delivered through both the payment facilitator model and the traditional merchant processing model. We have Proprietary Software and Payments clients across all of our strategic vertical markets.
Other
Our Other category includes corporate overhead expenses, when presenting reportable segment information.
Effective July 1, 2020, we realigned one component from the Proprietary Software and Payments segment to the Merchant Services segment. Prior periods have been retroactively adjusted to reflect the Company's current segment presentation. For additional information on our segments, see Note 17 to our consolidated financial statements.
Key Operating Metrics
We evaluate our performance through key operating metrics, including:
•the dollar volume of payments our clients process through us (“payment volume”);
•the portion of our payment volume that is produced by integrated transactions; and
•period-to-period payment volume attrition.
Our payment volume for the years ended September 30, 2021 and 2020 was $18.8 billion and $14.4 billion, respectively, representing a period-to-period growth rate of 31%. We focus on volume because it is a reflection of the scale and economic activity of our client base and because a significant part of our revenue is derived as a percentage of our clients’ dollar volume receipts. Payment volume reflects the addition of new clients and same store payment volume growth of existing clients, partially offset by client attrition during the period.
Integrated payments represents payment transactions that are generated in situations where payment technology is embedded within our own proprietary software, a client’s software or critical business process. We evaluate the portion of our payment volume that is produced by integrated transactions because we believe the convergence of software and payments is a significant trend impacting our industry. We believe integrated payments create stronger client relationships with higher payment volume retention and growth. Integrated payments grew to 60% of our payment volume for the year ended September 30, 2021 from 55% for the year ended September 30, 2020.
We measure period-to-period payment volume attrition as the change in card-based payment volume for all clients that were processing with us for the same period in the prior year. We exclude from our calculations payment volume from new clients added during the period. We experience attrition in payment volume as a result of several factors, including business closures, transfers of clients’ accounts to our competitors and account closures that we initiate due to heightened credit risks. During the year ended September 30, 2021, our average net volume attrition per month remained below 1%.

Results of Operations
Year Ended September 30, 2021 Compared to Year Ended September 30, 2020
The following table presents our historical results of operations for the periods indicated:

	Year ended September 30,		Change
(in thousands)	2021	2020	Amount	%

Revenue	$224,124	$150,134	$73,990	49.3%

Operating expenses

Other costs of services	57,706	47,230	10,476	22.2%
Selling general and administrative	134,872	78,323	56,549	72.2%
Depreciation and amortization	24,418	18,217	6,201	34.0%
Change in fair value of contingent consideration	7,140	(1,409)	8,549	n/m
Total operating expenses	224,136	142,361	81,775	57.4%

(Loss) income from operations	(12)	7,773	(7,785)	n/m

Other expenses
Interest expense, net	9,799	8,926	873	9.8%
Other (income) expense	(2,595)	2,621	(5,216)	n/m
Total other expenses	7,204	11,547	(4,343)	(37.6)%

Loss before income taxes	(7,216)	(3,774)	(3,442)	91.2%

Provision for (benefit from) income taxes	623	(2,795)	3,418	n/m

Net loss	(7,839)	(979)	(6,860)	700.7%

Net loss attributable to non-controlling interest	(3,382)	(560)	(2,822)	503.9%
Net loss attributable to i3 Verticals, Inc.	$(4,457)	$(419)	$(4,038)	963.7%

n/m = not meaningful

Revenue
Revenue increased $74.0 million, or 49.3%, to $224.1 million for the year ended September 30, 2021 from $150.1 million for the year ended September 30, 2020. This increase was driven by an increase in revenue from existing businesses of $10.4 million, primarily due to an overall increase in consumer spending as a result of recovery from the COVID-19 pandemic. Acquisitions completed during the 2021 and 2020 fiscal years contributed an incremental $63.6 million, net of intercompany eliminations, to our revenue for the year ended September 30, 2021.
Revenue within Merchant Services increased $10.9 million, or 10.8%, to $111.9 million for the year ended September 30, 2021 from $100.9 million for the year ended September 30, 2020.

Revenue within Proprietary Software and Payments increased $63.5 million, or 124.6%, to $114.4 million for the year ended September 30, 2021 from $51.0 million for the year ended September 30, 2020. This increase was principally driven by acquisitions completed during the 2021 and 2020 fiscal years, in addition to an overall increase in consumer spending, as a result of recovery from the COVID-19 pandemic.
Payment volume increased $4.4 billion, or 30.7%, to $18.8 billion for the year ended September 30, 2021 from $14.4 billion for the year ended September 30, 2020. This increase was principally driven by acquisitions completed during the 2021 and 2020 fiscal years and organic growth prior to the COVID-19 pandemic.
Other Costs of Services
Other costs of services increased $10.5 million, or 22.2%, to $57.7 million for the year ended September 30, 2021 from $47.2 million for the year ended September 30, 2020. Acquisitions completed during the 2021 and 2020 fiscal years contributed an incremental $4.6 million, net of inter-segment eliminations, to our other costs of services for the year ended September 30, 2021. The remaining increase was driven by an increase in revenue from existing businesses of $5.9 million, primarily due to an overall increase in consumer spending as a result of recovery from the COVID-19 pandemic.
Other costs of services within Merchant Services increased $7.3 million, or 16.6%, to $51.2 million for the year ended September 30, 2021 from $43.9 million for the year ended September 30, 2020. This increase was principally driven an increase in other cost of services from existing businesses of $6.6 million as a result of recovery from the COVID-19 pandemic.
Other costs of services within Proprietary Software and Payments increased $3.6 million, or 70.3%, to $8.6 million for the year ended September 30, 2021 from $5.1 million for the year ended September 30, 2020. Acquisitions completed during the 2020 and 2021 fiscal years contributed an incremental $3.9 million, net of intercompany eliminations, to our other cost of sales for the year ended September 30, 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $56.5 million, or 72.2%, to $134.9 million for the year ended September 30, 2021 from $78.3 million for the year ended September 30, 2020. This increase was principally driven by a $50.4 million increase in employment expense, primarily resulting from an increase in headcount that resulted from acquisitions and an increase in stock compensation expense. The majority of the remaining increase was comprised of increases in professional services and insurane of $1.7 million and technological services of $1.3 million.
Depreciation and Amortization
Depreciation and amortization increased $6.2 million, or 34.0%, to $24.4 million for the year ended September 30, 2021 from $18.2 million for the year ended September 30, 2020. Amortization expense increased $5.7 million to $22.1 million for the year ended September 30, 2021 from $16.4 million for the year ended September 30, 2020 primarily due to greater amortization expense resulting from acquisitions completed during the 2021 and 2020 fiscal years. Depreciation expense increased $0.5 million to $2.3 million for the year ended September 30, 2021 from $1.8 million for the year ended September 30, 2020.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a charge of $7.1 million for the year ended September 30, 2021 due to the performance of some of our acquisitions exceeding our expectations. The change in fair value of contingent consideration for the year ended September 30, 2020 was a benefit of $1.4 million.
Interest Expense, net
Interest expense, net, increased $0.9 million, or 9.8%, to $9.8 million for the year ended September 30, 2021 from $8.9 million for the year ended September 30, 2020. The increase reflected a higher average outstanding debt balance for the year ended September 30, 2021 as compared to the year ended September 30, 2020.

Other (income) expense
Other income was $2.6 million for the year ended September 30, 2021, relating to a net gain on sales of investments of $2.1 million and adjustments of liabilities under our Tax Receivable Agreement related to the remeasurement of the underlying deferred tax asset for changes in estimated income tax rates of $0.5 million. Other expense was $2.6 million for the year ended September 30, 2020, relating to a loss on retirement of debt due to the carrying value exceeding the fair value of the repurchased portion of the Exchangeable Notes at the dates of repurchases.
Provision for Income Taxes
The provision for income taxes increased to $0.6 million for the year ended September 30, 2021 from a benefit of $2.8 million for the year ended September 30, 2020. As described in Note 2 to our consolidated financial statements, we had a $2.7 million reduction in the valuation allowance on the deferred tax asset related to our investment in partnership and a corresponding increase in the benefit from income taxes in the year ended September 30, 2020 that did not recur in the year ended September 30, 2021. In addition, current state income tax expense increased for the year ended September 30, 2021 from the year ended September 30, 2020 due to the mix of earnings within the Company. Our effective tax rate of (9)% for the year ended September 30, 2021 differs from the federal statutory rate due to the increase in the valuation allowance, increase in state taxes, and increase in the tax effect of the revaluation of liabilities. i3 Verticals, Inc. is subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.
Year Ended September 30, 2020 Compared to Year Ended September 30, 2019
For discussion of our results of operations for fiscal 2020 compared to fiscal 2019, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Form 10-K for the fiscal year ended September 30, 2020, filed with the SEC on November 23, 2020.
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
Liquidity and Capital Resources
We have historically financed our operations (not including acquisitions) and working capital through net cash from operating activities. As of September 30, 2021, we had $3.6 million of cash and cash equivalents and available borrowing capacity of $170.6 million under our Senior Secured Credit Facility, subject to the financial covenants. We usually minimize cash balances by making payments on our revolving credit facility to minimize borrowings and interest expense. As of September 30, 2021, we had borrowings outstanding of $104.4 million under the Senior Secured Credit Facility.
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

Material Cash Requirements
The following table summarizes our material cash requirements as of September 30, 2021 related to contracts, leases and borrowings:

	Payments Due by Period
Material Cash Requirements	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(in thousands)
Processing minimums(1)	$7,052	$3,912	$3,140	$—	$—
Facility leases	17,916	4,014	6,291	4,142	3,469
Senior Secured Credit Facility and related interest(2)	107,808	3,579	104,229	—	—
Exchangeable Notes and related interest(3)	120,949	1,170	2,340	117,439	—
Contingent consideration(4)	36,229	25,768	10,461	—	—
Total	$289,954	$38,443	$126,461	$121,581	$3,469
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
2.We estimated interest payments through the maturity of our Senior Secured Credit Facility by applying the interest rate of 3.41% in effect on the outstanding balance as of September 30, 2021, plus the unused fee rate of 0.30% in effect as of September 30, 2021.
3.We calculated interest payments through the maturity of our Exchangeable Notes by applying the coupon interest rate of 1.00% on the outstanding principal balance as of September 30, 2021 of $117.0 million.
4.In connection with certain of our acquisitions, we may be obligated to pay the seller of the acquired entity certain amounts of contingent consideration as set forth in the relevant purchasing documents, whereby additional consideration may be due upon the achievement of certain specified financial performance targets. i3 Verticals, Inc. accounts for the fair values of such contingent payments in accordance with the Level 3 financial instrument fair value hierarchy at the close of each subsequent reporting period. The acquisition-date fair value of contingent consideration is valued using a Monte Carlo simulation. i3 Verticals, Inc. subsequently reassesses such fair value based on probability estimates with respect to the acquired entity’s likelihood of achieving the respective financial performance targets.

Potential payments under the Tax Receivable Agreement are not reflected in this table. See “—Tax Receivable Agreement” below.
Tax Receivable Agreement
We are a party to a Tax Receivable Agreement with i3 Verticals, LLC and each of the Continuing Equity Owners, as described in Note 11 of our consolidated financial statements. As a result of the Tax Receivable Agreement, we have been required to establish a liability in our consolidated financial statements. That liability, which will increase upon the redemptions or exchanges of Common Units for our Class A common stock, generally represents 85% of the estimated future tax benefits, if any, relating to the increase in tax basis associated with the Common Units we received as a result of the Reorganization Transactions and other redemptions or exchanges by holders of Common Units. If this election is made, the accelerated payment will be based on the present value of 100% of the estimated future tax benefits and, as a result, the associated liability reported on our consolidated financial statements may be increased. We expect that the payments required under the Tax Receivable Agreement will be substantial. The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges by the holders of Common Units, the price of our Class A common stock at the time of the redemption or exchange, whether such redemptions or exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable as well as the portion of our payments under the Tax Receivable Agreement constituting imputed interest. We intend to fund the payment of the amounts due under the Tax Receivable Agreement out of the cash savings that we actually realize in respect of the attributes to which Tax Receivable Agreement relates.

As of September 30, 2021, the total amount due under the Tax Receivable Agreement was $39.1 million, and payments to the Continuing Equity Owners related to exchanges through September 30, 2021 will range from approximately $0 to $3.2 million per year and are expected to be paid over the next 25 years. The amounts recorded as of September 30, 2021, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.
Our liquidity profile reflects our completed offering in February 2020 of an aggregate principal amount of $138.0 million in 1.0% Exchangeable Senior Notes due 2025, with substantially all the proceeds being used to pay down outstanding borrowings under our Senior Secured Credit Facility, as well as our September 2020 Public Offering as described below under the heading “Follow-on Offerings.” During the year ended September 30, 2020, we repurchased $21.0 million in aggregate principal amount of the Exchangeable Notes for an aggregate purchase price of approximately $17.4 million. We recorded a loss on retirement of debt of $2.3 million due to the carrying value exceeding the fair value of the repurchased portion of the Exchangeable Notes at the dates of repurchases. We may elect from time to time to purchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities law and other factors.
As amended on February 18, 2020 in connection with our offering of Exchangeable Notes, our Senior Secured Credit Facility requires us to maintain a consolidated interest coverage ratio not less than 3.00 to 1.00, a total leverage ratio not exceeding 5.00 to 1.00 and a consolidated senior secured leverage ratio not exceeding 3.25 to 1.00, provided that for each of the four fiscal quarters immediately following a qualified acquisition, the total leverage ratio and the consolidated senior secured leverage ratio would increase by up to 0.25, subject to certain limitations. As of September 30, 2021, we were in compliance with these covenants with a consolidated interest coverage ratio, total leverage ratio and consolidated senior leverage ratio of 10.3x, 3.5x and 1.6x, respectively. Although we believe our liquidity position remains strong, there can be no assurance that we will be able to raise additional funds, in the form of debt or equity, or to amend our Senior Secured Credit Facility on terms acceptable to us, if at all, even if we determined such actions were necessary in the future.
Any material adverse change in client demand and our ability to retain clients, competitive market forces, or uncertainties caused by the COVID-19 pandemic, as well as other factors listed under the heading “Note Regarding Forward-looking Statements,” and in our risk factors included herein could affect our ability to continue to fund our liquidity needs from business operations.
Cash Flows
The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.
Year Ended September 30, 2021 Compared to Year Ended September 30, 2020

	Year ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$46,774	$23,720
Net cash used in investing activities	$(156,315)	$(35,431)
Net cash provided by financing activities	$102,103	$29,112
Cash Flow from Operating Activities
Net cash provided by operating activities increased $23.1 million to $46.8 million for the year ended September 30, 2021 from $23.7 million for the year ended September 30, 2020. While our net loss increased $6.9 million for the year ended September 30, 2021 from the year ended September 30, 2020, most of this increase was driven by non-cash expenses that do not impact cash flows from operating activities. The increase in net cash provided by operating activities was due to comparatively higher increases for the year ended September 30, 2021 from the year ended September 30, 2020 in equity-based compensation of $10.4 million, liabilities for non-cash contingent consideration of $8.5 million, depreciation and amortization of $6.2 million, benefit from deferred income taxes of $2.9 million and debt discount and issuance cost amortization of $1.7 million, partially offset by the loss on the repurchase of Exchangeable Notes of $2.3 million recognized during the year ended September 30, 2020 and net gain on sale of investments of $2.1 million recognized during the year ended September 30, 2021. Operating assets and liabilities increased $1.4 million, which are impacted by the timing of collections and payments.
Cash Flow from Investing Activities
Net cash used in investing activities increased $120.9 million to $156.3 million for the year ended September 30, 2021 from $35.4 million for the year ended September 30, 2020. The increase in net cash used in investing activities was primarily driven by an increase of $121.8 million in cash used in acquisitions, net of cash acquired, and an increase of $3.3 million in expenditures for capitalized software. These increases were partially offset by $3.2 million in proceeds received from sales of investments during the year ended September 30, 2021, and a decrease of $1.0 million in expenditures for property and equipment for the year ended September 30, 2021 compared to the year ended September 30, 2020.
Cash Flow from Financing Activities
Net cash provided by financing activities increased $73.0 million to $102.1 million for the year ended September 30, 2021 from $29.1 million for the year ended September 30, 2020. The increase in net cash provided by financing activities was primarily the result of an increase in proceeds from the revolving credit facility of $130.7 million and a decrease in payments on the revolving credit facility of $114.8 million for the year ended September 30, 2021 from the year ended September 30, 2020. Additionally, we made payments for purchases of exchangeable senior note hedges of $28.7 million, payments for the repurchase of Exchangeable Notes of $17.4 million, payments for Common Units in i3 Verticals, LLC from selling unitholders of $10.9 million and payments of debt issuances costs of $5.3 million during the year ended September 30, 2020 that did not recur in the year ended September 30, 2021. These increases in net cash provided by financing activities were partially offset by proceeds from borrowings on exchangeable notes of $138.0 million, proceeds from issuance of Class A common stock sold in public offerings of $82.9 million and proceeds from issuance of warrants of $14.7 million during the year ended September 30, 2020 that did not recur in the year ended September 30, 2021.
Year Ended September 30, 2020 Compared to Year Ended September 30, 2019
For a discussion of the cash flows for the year ended September 30, 2020 compared to the year ended September 30, 2019, refer to Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, which was filed with the Securities and Exchange Commission on November 23, 2020.

Senior Secured Credit Facility
On May 9, 2019, we replaced our then existing credit facility (the “2017 Senior Secured Credit Facility”) with a new Amended and Restated Credit Agreement with the guarantors and lenders party thereto and Bank of America, N.A., as administrative agent (the “Senior Secured Credit Facility”). For a discussion of our existing 2017 Senior Secured Credit Facility, which consisted of $40.0 million in term loans and a $110.0 million revolving line of credit, please refer to Note 10 to the accompanying consolidated financial statements in this Annual Report on Form 10-K. The Senior Secured Credit Facility, as amended on February 18, 2020 in connection with our offering of Exchangeable Notes, provides for aggregate commitments of $275.0 million in the form of a senior secured revolving credit facility.
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
As of September 30, 2021, we were in compliance with these covenants with a consolidated interest coverage ratio, total leverage ratio and consolidated senior leverage ratio of 10.3x, 3.5x and 1.6x, respectively.
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
At-the-Market Program
On August 20, 2021, we entered into an at-the-market offering sales agreement with Raymond James & Associates, Inc., Morgan Stanley & Co. LLC and BTIG, LLC (each a “Sales Agent”), under which we may issue and sell, from time to time and through the Sales Agents, shares of our Class A common stock having an aggregate offering price of up to $125.0 million (the “ATM Program”). As of the date of this report, we have not sold any shares of Class A common stock under the ATM Program.
Critical Accounting Estimates
The preparation of consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Note 2, “Summary of Significant Accounting Policies” in the notes to the accompanying consolidated financial statements in Part II, Item 8 of this Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Estimates include, but are not limited to, the value of purchase consideration paid and identifiable assets acquired and assumed in acquisitions, goodwill and intangible asset impairment review, revenue recognition for contracts with multiple performance obligations, loss reserves, assumptions used in the calculation of equity-based compensation and in the calculation of income taxes, and certain tax assets and liabilities as well as the related valuation allowances.
Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.
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
The contingent consideration is revalued each period until it is settled. Management reviews the historical and projected performance of each acquisition with contingent consideration and uses an income probability method to revalue the contingent consideration. The revaluation requires management to make certain assumptions and represent management's best estimate at the valuation date. The probabilities are determined based on a management review of the expected likelihood of triggering events that would cause a change in the contingent consideration paid. For example, if management’s forecasted performance for an acquisition increased, we would have anticipated a higher probability of contingent consideration being paid on the acquisition and would have recorded additional losses from the change in fair value of contingent consideration. Conversely, if management’s forecasted performance for an acquisition decreased, we would have anticipated a higher probability of contingent consideration being paid on the acquisition and would have recorded a gain from change in fair value of contingent consideration. As of September 30, 2021, the fair value of contingent consideration recorded is $36.2 million, with maximum contingent consideration payout of $111.7 million dependent upon achievement of specified financial performance targets, as defined in the purchase agreements.
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
Related Parties
Transactions involving related parties cannot be presumed to be carried out at an arm's length basis, as the requisite conditions of competitive, free-dealing markets may not exist. A description of related-party transactions is provided in Note 16 in the accompanying consolidated financial statements.
Recently Issued Accounting Pronouncements
Refer to Note 2, “Summary of Significant Accounting Policies” in the notes to the accompanying consolidated financial statements for further discussion.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of September 30, 2021, the Senior Secured Credit Facility, as amended on February 18, 2020 in connection with our offering of Exchangeable Notes, consists of a $275.0 million revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to $50.0 million in the aggregate (subject to the receipt of additional commitments for any such incremental loan amounts).
The Senior Secured Credit Facility accrues interest at LIBOR (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) plus an applicable margin of 2.25% to 3.25% (3.25% as of September 30, 2021), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%), plus an applicable margin of 0.25% to 1.25% (1.25% as of September 30, 2021), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires the Company to pay unused commitment fees of 0.15% to 0.30% (0.30% as of September 30, 2021) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00, (ii) a maximum total leverage ratio of 5.00 to 1.00, provided, that for each of the four fiscal quarters immediately following a qualified acquisition (each a “Leverage Increase Period”), the required ratio set forth above may be increased by up to 0.25, subject to certain limitations and (iii) a maximum consolidated senior secured leverage ratio of 3.25 to 1.00, provided, that for each Leverage Increase Period, the consolidated senior leverage ratio may be increased by up to 0.25, subject to certain limitations. As of September 30, 2021, we were in compliance with these covenants and there was $170.6 million available for borrowing under the revolving credit facility, subject to the financial covenants.
As of September 30, 2021, we had borrowings of $104.4 million outstanding under the Senior Secured Credit Facility. A 1.0% increase or decrease in the interest rate applicable to such borrowing (which is the LIBOR rate) would have a $1.0 million dollar impact on the results of the business.

Foreign Currency Exchange Rate Risk
Invoices for our services are denominated in U.S. dollars. We do not expect our future operating results to be significantly affected by foreign currency transaction risk.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of i3 Verticals, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of i3 Verticals, Inc., and subsidiaries (the “Company”) as of September 30, 2021 and 2020, the related consolidated statements of operations, changes in equity, and cash flows, for each of the two years in the period ended September 30, 2021, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021and 2020, and the results of its operations and its cash flows for each of the two years ended September 30, 2021, in conformity with principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has adopted Accounting Standards Codification Topic 842, "Leases", using the modified retrospective adoption method on October 1, 2020.
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
November 22, 2021

We have served as the Company's auditor since 2020.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
i3 Verticals, Inc.
Nashville, Tennessee
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statement of operations, changes in equity, and cash flows of i3 Verticals, Inc. (the “Company”) for the year ended September 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/ BDO USA, LLP

Nashville, Tennessee
November 22, 2019, except for Notes 8 and 17
to which the date is November 23, 2020

i3 Verticals, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$3,641	$15,568
Accounts receivable, net	38,500	17,538
Settlement assets	4,768	—
Prepaid expenses and other current assets	11,214	4,869
Total current assets	58,123	37,975

Property and equipment, net	5,902	5,339
Restricted cash	9,522	5,033
Capitalized software, net	41,371	16,989
Goodwill	292,243	187,005
Intangible assets, net	171,706	109,233
Deferred tax asset	49,992	36,755
Operating lease right-of-use assets	14,479	—
Other assets	8,462	5,197
Total assets	$651,800	$403,526

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$7,865	$3,845
Accrued expenses and other current liabilities	50,815	24,064
Settlement obligations	4,768	—
Deferred revenue	29,862	10,986
Current portion of operating lease liabilities	3,201	—
Total current liabilities	96,511	38,895

Long-term debt, less current portion and debt issuance costs, net	200,605	90,758
Long-term tax receivable agreement obligations	39,122	27,565
Operating lease liabilities, less current portion	11,960	—
Other long-term liabilities	14,011	6,140
Total liabilities	362,209	163,358

Commitments and contingencies (see Note 15)
Stockholders' equity
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2021 and 2020	—	—
Class A common stock, par value $0.0001 per share, 150,000,000 shares authorized; 22,026,098 and 18,864,143 shares issued and outstanding as of September 30, 2021 and 2020, respectively	2	2
Class B common stock, par value $0.0001 per share, 40,000,000 shares authorized; 10,229,142 and 11,900,621 shares issued and outstanding as of September 30, 2021 and 2020, respectively	1	1
Additional paid-in-capital	211,237	157,598
Accumulated deficit	(6,480)	(2,023)
Total stockholders' equity	204,760	155,578
Non-controlling interest	84,831	84,590
Total equity	289,591	240,168
Total liabilities and equity	$651,800	$403,526
See Notes to the Consolidated Financial Statements

i3 Verticals, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year ended September 30,
	2021	2020	2019

Revenue	$224,124	$150,134	$376,307

Operating expenses
Interchange and network fees(1)	—	—	242,867
Other costs of services	57,706	47,230	44,237
Selling general and administrative	134,872	78,323	62,860
Depreciation and amortization	24,418	18,217	16,564
Change in fair value of contingent consideration	7,140	(1,409)	3,389
Total operating expenses	224,136	142,361	369,917

(Loss) income from operations	(12)	7,773	6,390

Other expenses
Interest expense, net	9,799	8,926	6,004
Other (income) expense	(2,595)	2,621	—
Total other expenses	7,204	11,547	6,004

(Loss) income before income taxes	(7,216)	(3,774)	386

Provision for (benefit from) income taxes	623	(2,795)	(177)

Net (loss) income	(7,839)	(979)	563

Net (loss) income attributable to non-controlling interest	(3,382)	(560)	3,608
Net loss attributable to i3 Verticals, Inc.	$(4,457)	$(419)	$(3,045)

Net loss per share attributable to Class A common stockholders:
Basic	$(0.21)	$(0.03)	$(0.29)
Diluted	$(0.22)	$(0.03)	$(0.29)
Weighted average shares of Class A common stock outstanding:
Basic	20,994,598	14,833,378	10,490,981
Diluted	31,714,191	27,429,801	10,490,981
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
See Notes to the Consolidated Financial Statements

i3 Verticals, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2020	18,864,143	$2	11,900,621	$1	$157,598	$(2,023)	$84,590	$240,168
Equity-based compensation	—	—	—	—	20,860	—	—	20,860
Net loss	—	—	—	—	—	(4,457)	(3,382)	(7,839)
Redemption of common units in i3 Verticals, LLC	1,671,479	—	(1,671,479)	—	11,714	—	(11,714)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	269	—	—	269
Exercise of equity-based awards	287,562	—	—	—	888	—	—	888
Allocation of equity to non-controlling interests	—	—	—	—	(15,337)	—	15,337	—
Issuance of Class A common stock under the 2020 Inducement Plan	1,202,914	—	—	—	35,245	—	—	35,245
Balance at September 30, 2021	22,026,098	$2	10,229,142	$1	$211,237	$(6,480)	$84,831	$289,591
See Notes to the Consolidated Financial Statements

i3 Verticals, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended September 30,
	2021	2020	2019
Cash flows from operating activities:
Net (loss) income	$(7,839)	$(979)	$563
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,418	18,217	16,564
Equity-based compensation	20,860	10,452	6,124
Provision for doubtful accounts	22	177	30
Amortization of debt discount and issuance costs	5,450	3,703	721
Debt issuance cost write offs	—	141	152
Loss on repurchase of exchangeable notes	—	2,297	—
Amortization of capitalized client acquisition costs	533	398	—
Loss on disposal of assets	—	1	8
Net gain on sale of investments	(2,100)	—	—
Benefit from deferred income taxes	(287)	(3,207)	(586)
Non-cash lease expense	3,204	—	—
Increase (decrease) in non-cash contingent consideration expense from original estimate	7,140	(1,409)	3,389
Changes in operating assets:
Accounts receivable	(10,938)	(1,028)	2,430
Prepaid expenses and other current assets	(1,564)	(984)	(817)
Other assets	(4,054)	(1,544)	(2,769)
Changes in operating liabilities:
Accounts payable	3,883	239	(1,768)
Accrued expenses and other current liabilities	10,453	1,575	1,572
Deferred revenue	5,150	617	2,588
Operating lease liabilities	(3,139)	—	—
Other long-term liabilities	(782)	93	(44)
Contingent consideration paid in excess of original estimates	(3,636)	(5,039)	(1,560)
Net cash provided by operating activities	46,774	23,720	26,597

Cash flows from investing activities:
Expenditures for property and equipment	(1,938)	(2,911)	(807)
Expenditures for capitalized software	(6,159)	(2,893)	(2,227)
Purchases of merchant portfolios and residual buyouts	(1,819)	(1,788)	(3,586)
Acquisitions of businesses, net of cash acquired	(149,495)	(27,689)	(137,036)
Acquisition of other intangibles	(104)	(150)	(72)
Proceeds from sale of investments	3,200	—	—
Net cash used in investing activities	(156,315)	(35,431)	(143,728)
See Notes to the Consolidated Financial Statements

i3 Verticals, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year ended September 30,
	2021	2020	2019
Cash flows from financing activities:
Proceeds from revolving credit facility	302,816	172,123	188,491
Payments of revolving credit facility	(198,421)	(313,267)	(51,867)
Proceeds from borrowings on exchangeable notes	—	138,000	—
Payments for purchase of exchangeable senior note hedges	—	(28,676)	—
Proceeds from issuance of warrants	—	14,669	—
Payments for repurchase of exchangeable notes	—	(17,414)	—
Payments of notes payable to banks	—	—	(35,000)
Payments of debt issuance costs	—	(5,300)	(168)
Proceeds from issuance of Class A common stock sold in public offering, net of underwriting discounts and offering costs	—	82,901	111,687
Payments for Common Units in i3 Verticals, LLC from selling unitholders	—	(10,883)	(90,027)
Payments of equity issuance costs	(253)	—	—
Cash paid for contingent consideration	(2,886)	(3,492)	(2,634)
Payments for required distributions to members for tax obligations	—	(3)	(2,060)
Proceeds from stock option exercises	1,578	764	672
Payments for employee's tax withholdings from net settled stock option exercises	(731)	(310)	—
Net cash provided by financing activities	102,103	29,112	119,094

Net (decrease) increase in cash, cash equivalents, and restricted cash	(7,438)	17,401	1,963
Cash, cash equivalents, and restricted cash at beginning of period	20,601	3,200	1,237
Cash, cash equivalents, and restricted cash at end of period	$13,163	$20,601	$3,200

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,428	$5,250	$4,911
Cash paid for income taxes	$287	$792	$1,420
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to that shown in the Consolidated Statements of Cash Flows:

	Year ended September 30,
	2021	2020	2019
Beginning balance
Cash and cash equivalents	$15,568	$1,119	$572
Restricted cash	5,033	2,081	665
Total cash, cash equivalents, and restricted cash	$20,601	$3,200	$1,237

Ending balance
Cash and cash equivalents	$3,641	$15,568	$1,119
Restricted cash	9,522	5,033	2,081
Total cash, cash equivalents, and restricted cash	$13,163	$20,601	$3,200
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
As of September 30, 2021, i3 Verticals, Inc. owned 68.3% of the economic interest in i3 Verticals, LLC. As of September 30, 2021, the Continuing Equity Owners owned Common Units in i3 Verticals, LLC representing approximately 31.7% of the economic interest in i3 Verticals, LLC, shares of Class A common stock in the Company representing approximately 0.6% of the economic interest and voting power in the Company, and shares of Class B common stock in i3 Verticals, Inc., representing approximately 31.7% of the voting power in the Company. Combining the Class A common stock and Class B common stock, the Continuing Equity Holders hold approximately 32.3% of the economic interest and voting power in i3 Verticals, Inc.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
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
Accounts Receivable and Credit Policies
Accounts receivable consist primarily of uncollateralized credit card processing residual payments due from processing banks requiring payment within thirty days following the end of each month. Accounts receivable also include amounts due from the sales of the Company’s technology solutions to its customers. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, if necessary, which reflects management’s best estimate of the amounts that will not be collected. The allowance is estimated based on management’s knowledge of its customers, historical loss experience and existing economic conditions. Accounts receivable and the allowance are written-off when, in management’s opinion, all collection efforts have been exhausted. The Company’s allowance for doubtful accounts was $181 and $310 as of September 30, 2021 and 2020, respectively; however, actual write-offs may exceed estimated amounts.
Settlement Assets and Obligations
Settlement assets and obligations result when funds are temporarily held or owed by the Company on behalf of merchants, consumers, schools, and other institutions. Timing differences, interchange expense, merchant reserves and exceptional items cause differences between the amount received from the card networks and the amount funded to counterparties. These balances arising in the settlement process are reflected as settlement assets and obligations on the accompanying consolidated balance sheets. With the exception of merchant reserves, settlement assets or settlement obligations are generally collected and paid within one to four days. As of September 30, 2021, settlement assets and settlement obligations were both $4,768. As of September 30, 2020, the Company had no settlement assets or settlement obligations.
Inventories
Inventories consist of point-of-sale equipment to be sold to customers and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Inventories were $2,220 and $1,309 at September 30, 2021 and 2020, respectively, and are included within prepaid expenses and other current assets on the accompanying consolidated balance sheets.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
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
Expenditures for maintenance and repairs are expensed when incurred. Expenditures for renewals or betterments are capitalized. Management reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company recognizes impairment when the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value of the asset. There were no impairment charges during the years ended September 30, 2021, 2020 and 2019.
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
Software development costs may become impaired in situations where development efforts are abandoned due to the viability of a planned project becoming doubtful or due to technological obsolescence of a planned software product. Management evaluates the remaining useful lives and carrying values of capitalized software at least annually or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that impairment in value may have occurred. To the extent estimated net realizable values, which are estimated to equal future undiscounted cash flows, exceed the carrying value, no impairment is necessary. If estimated net realizable values are less than the carrying values, an impairment charge is recorded. Impairment charges during the years ended September 30, 2021, 2020 and 2019 were nominal.
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
Notes Receivable
Notes receivable consist of loans made to unrelated entities. Notes receivable were $4,695 and $1,195 at September 30, 2021 and 2020, respectively, and are included within other assets on the accompanying consolidated balance sheets.
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

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The operating results of an acquisition are included in the consolidated statements of operations from the date of such acquisition. Acquisitions completed during the year ended September 30, 2021 contributed $57,819 and $6,530 of revenue and net income, respectively, to the results in the Company's consolidated statements of operations for the year then ended.
Goodwill
In accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests goodwill for impairment for each reporting unit on an annual basis in the fourth quarter, or when events or circumstances indicate the fair value of a reporting unit is below its carrying value.
The Company’s goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. The goodwill generated from the business combinations is primarily related to the value placed on the employee workforce and expected synergies. Judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred. Such changes may include, among others, a significant decline in expected future cash flows, a significant adverse change in the business climate, and unforeseen competition. No goodwill impairment charges were recognized during the years ended September 30, 2021, 2020 and 2019.
The Company has the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. The option of whether or not to perform a qualitative assessment is made annually and may vary by reporting unit. Factors the Company considers in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of the Company’s reporting units, events or changes affecting the composition or carrying amount of the net assets of its reporting units, sustained decrease in its share price, and other relevant entity specific events. If the Company determines not to perform the qualitative assessment or if it determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying value, then the Company performs a quantitative test for that reporting unit. The fair value of each reporting unit is compared to the reporting unit’s carrying value, including goodwill. Subsequent to the adoption on January 1, 2017 of ASU No. 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment, if the fair value of a reporting unit is less than its carrying value, the Company recognizes an impairment equal to the excess carrying value, not to exceed the total amount of goodwill allocated to that reporting unit.
For a discussion of the estimation methodology, the qualitative factors considered when performing a qualitative assessment and the significance of various inputs, please see the subheading below titled “Use of Estimates.”
The Company has determined that it has five reporting units as of the date of the most recent annual good impairment test. For each of the years ended September 30, 2021, 2020 and 2019 the Company performed a quantitative assessment for each of its reporting units. The Company determined that none of the reporting units were impaired.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
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
Management evaluates the remaining useful lives and carrying values of long-lived assets, including definite lived intangible assets, at least annually, or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that a change in the useful life or impairment in value may have occurred. There were no impairment charges during the years ended September 30, 2021, 2020 and 2019.
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
Under GAAP, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company reports a liability for unrecognized tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as part of income tax expense. See additional discussion in Note 11.
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

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
presented within accrued expenses and other current liabilities and other long-term liabilities on the Company's consolidated balance sheets, respectively.
Classification of Financial Instruments
The Company classifies certain financial instruments issued as either equity or as liabilities. Determination of classification is based upon the underlying properties of the instrument. See specific discussion regarding the nature of instruments issued, the presentation on the consolidated financial statements and the related valuation method applied in Notes 10, 13, and 14.
Revenue Recognition and Deferred Revenue
For the years ended September 30, 2021 and 2020, revenue is recognized as each performance obligation is satisfied, in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company accrues for rights of refund, processing errors or penalties, or other related allowances based on historical experience. The Company utilized the portfolio approach practical expedient within ASC 606-10-10-4 Revenue from Contracts with Customers—Objectives and the significant financing component practical expedient within ASC 606-10-32-18 Revenue from Contracts with Customers—The Existence of a Significant Financing Component in the Contract in performing the analysis. The Company adopted ASC 606 on October 1, 2019, using the modified retrospective method and applying the standard to all contracts not completed on the date of adoption. Results for the reporting period beginning October 1, 2019 are presented under ASC 606, while prior period amounts continue to be reported in accordance with the Company's historic accounting practices under previous guidance.
The majority of the Company's revenue for the years ended September 30, 2021, 2020 and 2019 is derived from volume-based payment processing fees (“discount fees”) and other related fixed transaction or service fees. The remainder is comprised of sales of software licensing subscriptions, ongoing support, and other POS-related solutions the Company provides to its clients directly and through its processing bank relationships.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
The Company follows the requirements of ASC 606-10-55 Revenue from Contracts with Customers—Principal versus Agent Considerations, which states that the determination of whether a company should recognize revenue based on the gross amount billed to a client or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement. The determination of gross versus net recognition of revenue requires judgment that depends on whether the Company controls the good or service before it is transferred to the merchant or whether the Company is acting as an agent of a third party. The assessment is provided separately for each performance obligation identified. Under its agreements, the Company incurs interchange and network pass-through charges from the third-party card issuers and card networks, respectively, related to the provision of payment authorization services. The Company has determined that it is acting as an agent with respect to these payment authorization services, based on the following factors: (1) the Company has no discretion over which card issuing bank will be used to process a transaction and is unable to direct the activity of the merchant to another card issuing bank, and (2) interchange and card network rates are pre-established by the card issuers or card networks, and the Company has no latitude in determining these fees. Therefore, revenue allocated to the payment authorization performance obligation is presented net of interchange and card network fees paid to the card issuing banks and card networks, respectively, for the years ended September 30, 2021 and 2020, subsequent to the adoption of ASC 606.
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
(in thousands, except unit, share and per share amounts)
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
The table below presents a disaggregation of the Company's revenue from contracts with clients by product by segment. Refer to Note 17 for discussion of the Company's segments. The Company's products are defined as follows:
•Payments — Includes discount fees, gateway fees and other related fixed transaction or service fees.
•Software and related services — Includes sales of software licenses, software as a service, ongoing software maintenance and support, and other professional services related to our software offerings
•Other — Includes sales of equipment, non-software related professional services and other revenues.

	For the year ended September 30, 2021
	Merchant Services	Proprietary Software and Payments	Other	Total
Payments revenue	$92,325	$29,451	$(2,095)	$119,681
Software and related services revenue	11,872	75,736	(18)	87,590
Other revenue	7,673	9,246	(66)	16,853
Total revenue	$111,870	$114,433	$(2,179)	$224,124

	For the year ended September 30, 2020
	Merchant Services	Proprietary Software and Payments	Other	Total
Payments revenue	$82,913	$19,359	$(1,757)	$100,515
Software and related services revenue	10,203	26,634	—	36,837
Other revenue	7,833	4,960	(11)	12,782
Total revenue	$100,949	$50,953	$(1,768)	$150,134

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

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)

	For the year ended September 30, 2021
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue earned over time	$83,203	$76,367	$(2,003)	$157,567
Revenue earned at a point in time	28,667	38,066	(176)	66,557
Total revenue	$111,870	$114,433	$(2,179)	$224,124

	For the year ended September 30, 2020
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue earned over time	$72,800	$35,222	$(1,743)	$106,279
Revenue earned at a point in time	28,149	15,731	(25)	43,855
Total revenue	$100,949	$50,953	$(1,768)	$150,134

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
As of September 30, 2021 and September 30, 2020, the Company’s contract assets from contracts with customers was $1,505 and $0, respectively
Contract Liabilities
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
The following table presents the changes in deferred revenue as of and for the year ended September 30, 2021:

Balance at September 30, 2019	$10,237
Deferral of revenue	22,963
Recognition of unearned revenue	(22,146)
Balance at September 30, 2020	$11,054
Deferral of revenue	29,966
Recognition of unearned revenue	(10,996)
Balance at September 30, 2021	$30,024

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
Costs to Obtain and Fulfill a Contract
The Company capitalizes incremental costs to obtain new contracts and contract renewals and amortizes these costs on a straight-line basis as an expense over the benefit period, which is generally the contract term, unless a commensurate payment is not expected at renewal. As of September 30, 2021, the Company had $3,851 of capitalized contract costs, compared to $3,140 of capitalized contract costs as of September 30, 2020. The contract costs relate to commissions paid to obtain new sales, included within “Prepaid expenses and other current assets” and “Other assets" on the consolidated balance sheets. The Company recorded commissions expense related to these costs for the years ended September 30, 2021 and 2020 of $533 and $398, respectively.
The Company expenses sales commissions as incurred for the Company's sales commission plans that are paid on recurring monthly revenues, portfolios of existing clients, or have a substantive stay requirement prior to payment.
Interchange and Network Fees
Interchange and network fees consist primarily of fees that are directly related to discount fee revenue. These include interchange fees paid to issuers and assessment fees payable to card associations, which are a percentage of the processing volume the Company generates from Visa and Mastercard, as well as fees charged by card-issuing banks. Interchange and network fees are recognized at the time the merchant's transactions are processed. As noted above, after adoption of ASC 606 on October 1, 2019, these fees are presented net in discount fee revenue because the Company is acting as an agent in the provision of payment authorization services.
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
Selling General and Administrative
Selling general and administrative include all personnel costs such as salaries, benefits, bonuses, stock based compensation and commissions, as well as marketing and advertising costs, contractor services, legal and other professional services fees, software and technological services, rental expenses and other general expenses.
Advertising and promotion costs are expensed as incurred. Advertising expense was $2,623, $1,813 and $1,443 for the years ended September 30, 2021, 2020 and 2019, respectively, and is included in selling, general and administrative expenses in the Consolidated Statements of Operations.
Equity-based Compensation
The Company accounts for grants of equity awards to employees in accordance with ASC 718, Compensation—Stock Compensation. This standard requires compensation expense to be measured based on

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
the estimated fair value of the share-based awards on the date of grant and recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.
Equity-based compensation was $20,860, $10,452 and $6,124 for the years ended September 30, 2021, 2020 and 2019, respectively.
Use of Estimates
The preparation of consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, the value of purchase consideration paid and identifiable assets acquired and assumed in acquisitions, goodwill and intangible asset impairment review, revenue recognition for contracts with multiple performance obligations, loss reserves, assumptions used in the calculation of equity-based compensation and in the calculation of income taxes, and certain tax assets and liabilities as well as the related valuation allowances. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.
During the year ended September 30, 2020, the Company recorded a $2,668 reduction in the valuation allowance on the deferred tax asset related to the Company’s investment in partnership and a corresponding reduction in the Company's income tax expense for the year ended September 30, 2020. Management determined an additional portion of the deferred tax asset will be more likely than not realized based off an evaluation of the four sources of taxable income. See Note 11 for a discussion of the current period changes in valuation allowances.
During the year ended September 30, 2020, the Company elected to make a policy change to allocate stock compensation expense to the holders of shares of Class B common stock of i3 Verticals, Inc. This change resulted in a $235 reduction in the benefit from income taxes and a corresponding reduction in the Company's net loss, a $3,728 increase to the net loss attributable to non-controlling interest and a $3,493 decrease to the net loss attributable to i3 Verticals, Inc. for the year ended September 30, 2020.
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

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
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
The Company determined that the most significant ongoing impact of adopting the new revenue standard was driven by changes in principal versus agent considerations, with the majority of the change overall in total net revenue attributable to reflecting the Company's payment authorization services net of related interchange and network fees prospectively. The Company's interchange and network fees of $242,867 were classified in “Operating Expenses” on the consolidated statement of operations for the year ended September 30, 2019. The Company's interchange and network fees of $244,097 were included as a reduction to revenue on the consolidated statement of operations for the year ended September 30, 2020. Under the modified retrospective basis, the Company has not restated its comparative consolidated financial statements for these effects. The adoption of the new revenue standard did not have a material impact on net income.
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
The adoption of ASC 842 resulted in the recognition of the right-of-use assets of $9,093 and the lease liabilities of $9,760 as of October 1, 2020. The adoption of ASC 842 also resulted in a reduction in existing prepaid expenses and other current assets of $202 and in accrued expenses and other current liabilities and other long-term liabilities of $869 as of October 1, 2020. Lease liabilities are measured as the present value of remaining lease payments, utilizing the Company’s incremental borrowing rate based on the remaining lease term as of the adoption date. The right-of-use assets are measured at an amount equal to the lease liabilities adjusted by the amounts of certain assets and liabilities, such as deferred lease obligations and prepaid rent, that were previously

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
recognized on the balance sheet prior to the initial application of ASC 842. Refer to Note 12 for further information.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820). The amendments in ASU No. 2018-13 provide clarification and modify the disclosure requirements on fair value measurement in Topic 820, Fair Value Measurement. The amendments in this ASU No. 2018-13 are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. As a public business entity, the Company is an emerging growth company and has elected to use the extended transition period provided for such companies. As a result, the Company was not required to adopt this ASU No. 2018-13 until October 1, 2021. The Company elected to early adopt ASU No. 2018-13 on September 30, 2021, and the adoption did not have a material impact on its disclosures.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in ASU No. 2021-08 address diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination. The amendments in ASU No. 2021-08 require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. Upon adoption, an acquirer should account for the related revenue contracts of the acquiree as if it has originated the contracts.
For public business entities, the amendments in ASU No. 2021-08 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in ASU No. 2021-08 should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted. An entity that early adopts should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company has early adopted ASU No. 2021-08 effective October 1, 2020.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
The adoption of ASU 2021-08 resulted in adjustments to the fair values assigned to goodwill and deferred revenue assumed as of the acquisition dates of acquisitions occurring during the year ended September 30, 2021, and an increase in revenue for the year ended September 30, 2021 due to recognition of revenue earned during the period for deferred revenue contracts acquired in business combinations. The following tables present the material impacts of adopting ASU 2021-08 on the Company's consolidated balance sheets as of September 30, 2021:

	As of September 30, 2021
	Excluding impacts of adoption of ASU 2021-08	Adjustment	Presentation with adoption of ASU 2021-08
Assets
Goodwill	$287,448	$4,795	$292,243
Deferred tax asset	$50,619	$(627)	$49,992
Liabilities and equity
Liabilities
Current liabilities
Accrued expenses and other current liabilities	$50,779	$36	$50,815
Deferred revenue	$29,567	$295	$29,862
Long-term tax receivable agreement obligations	$39,131	$(9)	$39,122
Stockholders' equity
Additional paid-in-capital	$211,044	$193	$211,237
Accumulated deficit	$(8,813)	$2,333	$(6,480)
Non-controlling interest	$83,511	$1,320	$84,831

The following tables present the material impacts of adoption of ASU 2021-08 on the Company's consolidated statements of operations for the year ended September 30, 2021:

	Year ended September 30, 2021
	Excluding impacts of adoption of ASU 2021-08	Adjustment	Presentation with adoption of ASU 2021-08
Revenue	$219,624	$4,500	$224,124
Provision for income taxes	$71	$552	$623
Net loss	$(11,787)	$3,948	$(7,839)
Net loss attributable to non-controlling interest	$(4,997)	$1,615	$(3,382)
Net loss attributable to i3 Verticals, Inc.	$(6,790)	$2,333	$(4,457)

Net loss per share attributable to Class A common stockholders:
Basic	$(0.32)	$0.11	$(0.21)
Diluted	$(0.33)	$0.11	$(0.22)

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
The adoption of ASU 2021-08 did not have a material impact on the results of the Company’s cash flows for the year ended September 30, 2021 or the interim periods therein.
Recently Issued Accounting Pronouncements Not Yet Adopted
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

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
No single customer accounted for more than 10% of the Company's revenue during the years ended September 30, 2021, 2020 and 2019. The Company believes that the loss of any single customer would not have a material adverse effect on the Company's financial condition or results of operations.
The Company uses third party payment processors, three of which facilitate more than 10% of our processing revenues for the years ended September 30, 2021, 2020, and 2019.

4. ACQUISITIONS
During the years ended September 30, 2021, 2020 and 2019 the Company acquired the following intangible assets and businesses:
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
During the years ended September 30, 2021, 2020 and 2019, the Company purchased $1,819, $1,788 and $3,585, respectively, in residual buyouts using a combination of cash on hand and borrowings on the Company's revolving credit facility. The acquired residual buyout intangible assets have weighted average estimated amortization periods of eight, eight and seven years, respectively.
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
Certain provisions in the merger agreement provide for additional consideration of up to $20,000 in the aggregate, to be paid based upon achievement of specified financial performance targets, as defined in the purchase agreement, in the 24 months from January 1, 2020 through December 31, 2021. The Company determined the acquisition date fair value of the liability for the contingent consideration based on a discounted

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
cash flow analysis. In each subsequent reporting period, the Company will reassess the current estimates of performance relative to the targets and adjust the contingent liability to its fair value through earnings. See additional disclosures in Note 13.
Other 2019 Business Combinations
The Company completed the acquisitions of other businesses to expand the Company’s software offerings in the public sector vertical market, provide technology that enhances the Company’s Burton Platform and expand the Company's merchant base. Total purchase consideration was $98,887, including $89,191 in revolving credit facility proceeds and $9,696 of contingent cash consideration.
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
Acquisition-related costs for the other businesses amounted to approximately $1,299 and were expensed as incurred.
Certain provisions in the purchase agreements provide for additional consideration of up to $34,900, in the aggregate, to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreements, through no later than September 2021. The Company determined the acquisition date fair values of the liabilities for the contingent consideration based on probability forecasts and discounted cash flow analyses. In each subsequent reporting period, the Company will reassess its current estimates of performance relative to the targets and adjust the contingent liabilities to their fair values through earnings. See additional disclosures in Note 13.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

2020 Business Combinations
During the year ended September 30, 2020, the Company completed the acquisitions of three unrelated businesses. Two expanded the Company's geographic reach and software capabilities in the public sector vertical. The other adds text-to-pay capabilities and other software solutions in the Company's non-profit vertical. Total purchase consideration was $32,633, including $27,885 in revolving credit facility proceeds and $4,748 of contingent consideration. Certain of the purchase price allocations assigned for these acquisitions are preliminary.
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
Certain provisions in the purchase agreements provide for additional consideration of up to $18,600, in the aggregate, to be paid based upon the achievement of specified financial performance targets, as defined in the

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
purchase agreements, through no later than September 2022. The Company determined the acquisition date fair values of the liabilities for the contingent consideration based on probability forecasts and discounted cash flow analyses. In each subsequent reporting period, the Company will reassess its current estimates of performance relative to the targets and adjust the contingent liabilities to their fair values through earnings. See additional disclosures in Note 13.
Summary of 2020 Business Combinations
The fair values assigned to certain assets and liabilities assumed, as of the acquisition dates, during the year ended September 30, 2020 were as follows:

Cash and cash equivalents	$313
Accounts receivable	846
Prepaid expenses and other current assets	54
Property and equipment	122
Capitalized software	1,970
Acquired merchant relationships	11,900
Non-compete agreements	90
Trade name	300
Goodwill	20,213
Other assets	17
Total assets acquired	35,825

Accounts payable	168
Accrued expenses and other current liabilities	635
Deferred revenue, current	200
Other long-term liabilities	2,194
Net assets acquired	$32,628
During the year ended September 30, 2021, the Company finalized the purchase price allocations for the 2020 business combinations, which resulted in additional adjustments to increase current assets by $137, increase goodwill by $265 and decrease liabilities by $407. The table above reflects the adjusted amounts.
2021 Business Combinations
During the year ended September 30, 2021, the Company completed the acquisitions of eight unrelated businesses, including Business Information Systems, Inc., ImageSoft Inc., and six other collectively material businesses.
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

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
weighted-average estimated amortization period of all intangibles acquired is nineteen years. The acquired capitalized software has an estimated amortization period of ten years.
Acquisition-related costs for BIS amounted to approximately $374 and were expensed as incurred.
Certain provisions in the merger agreement provide for additional consideration of up to $16,000 in the aggregate, to be paid based upon achievement of specified financial performance targets, as defined in the purchase agreement, in the 24 months from February 1, 2021 through January 31, 2023. The Company determined the acquisition date fair value of the liability for the contingent consideration based on a probability forecast and discounted cash flow analysis. In each subsequent reporting period, the Company will reassess the current estimates of performance relative to the targets and adjust the contingent liability to its fair value through earnings. See additional disclosures in Note 13.
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
Certain provisions in the merger agreement provide for additional consideration of up to $20,000 in the aggregate, to be paid based upon achievement of specified financial performance targets, as defined in the purchase agreement, in the 24 months from May 1, 2021 through April 30, 2023. The Company determined the acquisition date fair value of the liability for the contingent consideration based on a probability forecast and discounted cash flow analysis. In each subsequent reporting period, the Company will reassess the current estimates of performance relative to the targets and adjust the contingent liability to its fair value through earnings. See additional disclosures in Note 13.
Other Business Combinations
From October 1, 2020 to September 30, 2021, the Company completed the acquisitions of six other businesses to expand the Company’s software offerings in the public sector and Healthcare vertical markets and to add proprietary technology that will augment the Company’s existing platform across several verticals. Five of these businesses are within the Proprietary Software & Payments segment and one is within the Merchant Services segment. Total purchase consideration was $65,527, including $57,000 in cash consideration, funded by proceeds from the Company's revolving credit facility, and $8,527 of contingent consideration.
For each of these businesses acquired, the goodwill associated with the acquisition is deductible for tax purposes. The acquired merchant relationships intangible assets have estimated amortization periods of between ten and twenty-five years. The non-compete agreement and trade names have estimated amortization periods of three years. The weighted-average amortization period for all intangibles acquired is eighteen years. The acquired capitalized software has a weighted-average amortization period of seven years.
Acquisition-related costs for these businesses amounted to approximately $1,083 and were expensed as incurred.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
Certain provisions in the purchase agreements provide for additional consideration of up to $50,200, in the aggregate, to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreements, through no later than June 2023. The Company determined the acquisition date fair values of the liabilities for the contingent consideration based on probability forecasts and discounted cash flow analyses. In each subsequent reporting period, the Company will reassess its current estimates of performance relative to the targets and adjust the contingent liabilities to their fair values through earnings. See additional disclosures in Note 13.
Summary of 2021 Business Combinations
The fair values assigned to certain assets and liabilities assumed, as of the acquisition dates, during the year ended September 30, 2021 were as follows:

	BIS	ImageSoft, Inc.	Other	Total
Accounts receivable	$1,567	$4,997	$3,216	$9,780
Settlement assets	6,889	120	—	7,009
Inventories	458	—	161	619
Prepaid expenses and other current assets	10	2,897	2,036	4,943
Property and equipment	206	433	312	951
Capitalized software	15,200	5,200	4,100	24,500
Acquired merchant relationships	32,300	16,300	24,040	72,640
Non-compete agreements	100	610	390	1,100
Trade name	700	1,100	840	2,640
Goodwill	46,660	22,408	35,906	104,974
Operating lease right-of-use assets	—	332	472	804
Other assets	—	6	32	38
Total assets acquired	104,090	54,403	71,505	229,998

Accrued expenses and other current liabilities	138	910	1	1,049
Settlement obligations	6,889	120	—	7,009
Deferred revenue, current	1,568	6,748	5,505	13,821
Current portion of operating lease liabilities	—	75	221	296
Operating lease liabilities, less current portion	—	250	251	501
Net assets acquired	$95,495	$46,300	$65,527	$207,322
The fair values assigned were updated to reflect the retrospective adoption of ASU 2021-08, which resulted in increases to the fair values assigned to deferred revenue and goodwill as of the acquisition dates. Refer to Note 2 for further discussion.
Pro Forma Results of Operations for 2021 Business Combinations
The following unaudited supplemental pro forma results of operations have been prepared as though each of the acquired businesses in the year ended September 30, 2021 had occurred on October 1, 2019. Pro forma adjustments were made to reflect the impact of depreciation and amortization, changes to executive compensation and the revised debt load, all in accordance with ASC 805. This supplemental pro forma

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made on these dates, or of results of operations that may occur in the future.

	Year ended September 30,
	2021	2020
Revenue	$249,333	$227,190
Net loss	$(7,595)	$(2,042)

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
A summary of the Company's prepaid expenses and other current assets as of September 30, 2021 and 2020 is as follows:

	2021	2020
Inventory	$2,220	$1,309
Prepaid licenses	4,646	157
Prepaid insurance	1,074	1,466
Other current assets	3,274	1,937
Prepaid expenses and other current assets	$11,214	$4,869

6. PROPERTY AND EQUIPMENT, NET
A summary of the Company's property and equipment as of September 30, 2021 and 2020 is as follows:

	Estimated Useful Life	2021	2020
Computer equipment and software(1)	2 to 7 years	$2,982	$2,382
Furniture and fixtures	2 to 7 years	2,125	1,867
Terminals	2 to 3 years	945	584
Office equipment	2 to 5 years	1,173	942
Automobiles	3 years	481	366
Leasehold improvements	2 to 7 years	2,788	2,194
Accumulated depreciation		(4,592)	(2,996)
Property and equipment, net		$5,902	$5,339
____________________
1.Includes computer software of $707 and $694 as of September 30, 2021 and 2020, respectively.
Depreciation expense for the years ended September 30, 2021, 2020 and 2019 amounted to $2,312, $1,825 and $1,195, respectively.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
7. CAPITALIZED SOFTWARE, NET
A summary of the Company's capitalized software as of September 30, 2021 and 2020 is as follows:

	Estimated Useful Life	2021	2020
Software development costs	1 to 7 years	$46,417	$21,485
Development in progress		6,612	2,638
Accumulated amortization		(11,658)	(7,134)
Capitalized software, net		$41,371	$16,989
The Company capitalized software development costs (including acquisitions) totaling $30,659 and $5,756 during the years ended September 30, 2021 and 2020, respectively. Amortization expense for capitalized software development costs amounted to $6,276, $3,978 and $2,977 during the years ended September 30, 2021, 2020 and 2019, respectively. There were no amounts written down to net realizable value during the years ended September 30, 2021, 2020 and 2019, respectively.

8. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill are as follows:

	Merchant Services	Proprietary Software and Payments	Other	Total
Balance at September 30, 2019	$117,334	$50,950	$—	$168,284
Goodwill reassigned in segment realignment(1)	(419)	419	—	—
Goodwill attributable to preliminary purchase price adjustments and acquisition activity during the year ended September 30, 2020	(933)	19,654	—	18,721
Balance at September 30, 2020	115,982	71,023	—	187,005
Goodwill attributable to preliminary purchase price adjustments and acquisition activity during the year ended September 30, 2021	3,104	102,134	—	105,238
Balance at September 30, 2021	$119,086	$173,157	$—	$292,243
____________________
1.Represents the reallocation of goodwill related to a component which was realigned from the Proprietary Software and Payments segment to the Merchant Services segment as of July 1, 2020. See Note 17 for additional information.
Intangible assets consisted of the following as of September 30, 2021:

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Merchant relationships	$227,211	$(65,815)	$161,396	10 to 25 years – accelerated or straight-line
Non-compete agreements	2,878	(1,907)	971	3 to 6 years – straight-line
Website and brand development costs	240	(133)	107	3 to 4 years – straight-line
Trade names	6,320	(2,668)	3,652	3 to 7 years – straight-line
Residual buyouts	6,718	(1,407)	5,311	8 years – straight-line
Referral and exclusivity agreements	800	(573)	227	5 years – straight-line
Total finite-lived intangible assets	244,167	(72,503)	171,664

Indefinite-lived intangible assets:
Trademarks	42	—	42
Total identifiable intangible assets	$244,209	$(72,503)	$171,706

Intangible assets consisted of the following as of September 30, 2020:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Merchant relationships	$154,571	$(53,388)	$101,183	12 to 20 years – accelerated or straight-line
Non-compete agreements	1,700	(851)	849	2 to 5 years – straight-line
Website development costs	215	(65)	150	3 to 4 years – straight-line
Trade names	3,880	(1,538)	2,342	3 to 7 years – straight-line
Residual buyouts	5,373	(1,172)	4,201	2 to 8 years – straight-line
Referral and exclusivity agreements	900	(434)	466	5 to 10 years – straight-line
Total finite-lived intangible assets	166,639	(57,448)	109,191

Indefinite-lived intangible assets:
Trademarks	42	—	42
Total identifiable intangible assets	166,681	(57,448)	109,233

Amortization expense for intangible assets amounted to $15,830, $12,414 and $12,394 during the years ended September 30, 2021, 2020 and 2019, respectively.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
Based on gross carrying amounts at September 30, 2021, the Company's estimate of future amortization expense for intangible assets are presented in this table as follows for each fiscal year ending September 30:

2022	$15,360
2023	14,501
2024	13,519
2025	13,237
2026	12,842
Thereafter	102,205
$171,664

9. ACCRUED EXPENSES AND OTHER LIABILITIES
A summary of the Company's accrued expenses and other current liabilities as of September 30, 2021 and 2020 is as follows:

	2021	2020
Accrued wages, bonuses, commissions and vacation	$6,649	$3,867
Accrued interest	271	141
Accrued contingent consideration — current portion	25,768	10,062
Escrow liabilities	9,067	4,363
Customer deposits	1,913	1,828
Employee health self-insurance liability	1,032	—
Other current liabilities	6,115	3,803
Accrued expenses and other current liabilities	$50,815	$24,064

A summary of the Company's long-term liabilities as of September 30, 2021 and 2020 is as follows:

	2021	2020
Accrued contingent consideration — long-term portion	$10,461	$2,972
Deferred tax liability — long-term	3,280	2,212
Other long-term liabilities	270	956
Total other long-term liabilities	$14,011	$6,140

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
10. LONG-TERM DEBT, NET
A summary of long-term debt, net as of September 30, 2021 and September 30, 2020 is as follows:

	Maturity	2021	2020
Revolving lines of credit to banks under the Senior Secured Credit Facility	May 9, 2024	$104,396	$—
1.0% Exchangeable Senior Notes due 2025	February 15, 2025	99,808	95,325
Debt issuance costs, net		(3,599)	(4,567)
Total long-term debt, net of issuance costs		$200,605	$90,758
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
If the Company or i3 Verticals, LLC undergoes a fundamental change, holders may require i3 Verticals, LLC to repurchase all or part of their Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Notes to be repurchased, plus accrued and unpaid interest to, but not including, the fundamental change repurchase date. As of September 30, 2021, none of the conditions permitting the holders of the Exchangeable Notes to early convert have been met.
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

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company incurred third-party issuance costs totaling $5,238, in connection with the issuance of the Exchangeable Notes for the year ended September 30, 2020. The Company capitalized $4,150 of debt issuance costs in connection with the Exchangeable Notes and allocated $1,088 of the third-party issuance costs to equity during the year ended September 30, 2020. Non-cash interest expense for amortization of debt issuance costs related to the Exchangeable Notes for the years ended September 30, 2021 and 2020 was $588 and $365, respectively. The Company also wrote off a portion of the debt issuance costs in connection with the repurchase transactions in April and September 2020, as described below. Total unamortized debt issuance costs related to the Exchangeable Notes were $2,605 as of September 30, 2021.
The estimated fair value of the Exchangeable Notes was $119,633 as of September 30, 2021. The estimated fair value of the Exchangeable Notes was determined through consideration of quoted market prices for similar instruments. The fair value is classified as Level 2, as defined in Note 13.
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

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Senior Secured Credit Facility
On May 9, 2019, the Company replaced its existing 2017 Senior Secured Credit Facility (defined below) with a new credit agreement (the “Senior Secured Credit Facility”). The Company concluded that the replacement of the 2017 Senior Secured Credit Facility should be accounted for as a debt modification based on the guidance in ASC 470-50. In connection with the replacement of the 2017 Senior Secured Credit Facility, the Company recorded a debt extinguishment charge of $152 for the write-off of deferred financing costs, which was recorded in interest expense in the consolidated statements of operations. The Senior Secured Credit Facility, as amended on February 18, 2020 in connection with our offering of Exchangeable Notes, consists of a $275,000 revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to $50,000 in the aggregate (subject to the receipt of additional commitments for any such incremental loan amounts). The Senior Secured Credit Facility accrues interest at LIBOR (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) plus an applicable margin of 2.25% to 3.25% (3.25% as of September 30, 2021), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%), plus an applicable margin of 0.25% to 1.25% (1.25% as of September 30, 2021), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires the Company to pay unused commitment fees of 0.15% to 0.30% (0.30% as of September 30, 2021) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
available to be drawn under each letter of credit issued under the agreement. The Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00, (ii) a maximum total leverage ratio of 5.00 to 1.00, provided, that for each of the four fiscal quarters immediately following a qualified acquisition (each a “Leverage Increase Period”), the required ratio set forth above may be increased by up to 0.25, subject to certain limitations and (iii) a maximum consolidated senior secured leverage ratio of 3.25 to 1.00, provided, that for each Leverage Increase Period, the consolidated senior leverage ratio may be increased by up to 0.25, subject to certain limitations. The maturity date of the Senior Secured Credit Facility is May 9, 2024. As of September 30, 2021, there was $170,604 available for borrowing under the revolving credit facility, subject to the financial covenants.
The Senior Secured Credit Facility is secured by substantially all assets of the Company. The lenders under the Senior Secured Credit Facility hold senior rights to collateral and principal repayment over all other creditors.
The provisions of the Senior Secured Credit Facility place certain restrictions and limitations upon the Company. These include, among others, restrictions on liens, investments, indebtedness, fundamental changes and dispositions; maintenance of certain financial ratios; and certain non-financial covenants pertaining to the activities of the Company during the period covered. The Company was in compliance with such covenants as of September 30, 2021. In addition, the Senior Secured Credit Facility restricts the Company's ability to make dividends or other distributions to the holders of the Company's equity. The Company is permitted to (i) make cash distributions to the holders of the Company's equity in order to pay taxes incurred by owners of equity in i3 Verticals, LLC, by reason of such ownership, (ii) move intercompany cash between subsidiaries that are joined to the Senior Secured Credit Facility, (iii) repurchase equity from employees, directors, officers or consultants in an aggregate amount not to exceed $3,000 per year, (iv) make certain payments in connection with the Tax Receivable Agreement, and (v) make other dividends or distributions in an aggregate amount not to exceed 5% of the net cash proceeds received from any additional common equity issuance. The Company is also permitted to make non-cash dividends in the form of additional equity issuances. Each subsidiary may make ratable distributions to persons that own equity interests in such subsidiary. All other forms of dividends or distributions are prohibited under the Senior Secured Credit Facility.
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
Debt issuance costs
During the year ended September 30, 2020, the Company capitalized $4,212 in connection with the issuance of the Exchangeable Notes, the Note Hedge Transactions and the Warrants and in connection with entering into the second amendment to the Senior Secured Credit Facility. The debt issuance costs are being amortized over

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
the related term of the debt using the effective interest rate method, and are presented net against long-term debt in the consolidated balance sheets. During the year ended September 30, 2021, the Company did not incur any additional issuance costs. The amortization of debt issuance costs is included in interest expense and amounted to approximately $968, $758 and $721 during the years ended September 30, 2021, 2020 and 2019, respectively.

11. INCOME TAXES
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

	Year ended September 30,
	2021	2020	2019
Current:
Federal tax (benefit) expense	$(35)	$(34)	$220
State tax expense	945	446	189
Deferred:
Federal tax benefit	(285)	(3,018)	(487)
State tax benefit	(2)	(189)	(99)
Income tax expense (benefit)	$623	$(2,795)	$(177)

A reconciliation of income tax expense from operations computed at the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended September 30,
	2021		2020		2019
Expected U.S. federal income taxes at statutory rate	$(1,519)	21.1%	$(792)	21.0%	$81	21.0%
Partnership income not taxed at federal level	29	(0.4)%	85	(2.3)%	(1,007)	(260.9)%
Valuation allowance	712	(9.9)%	(2,694)	71.4%	251	65.0%
State and local income taxes, net of federal benefit	552	(7.6)%	244	(6.5)%	104	26.9%
Nondeductible expenses and other permanent items	85	(1.2)%	496	(13.1)%	582	150.8%
Revaluation of debt and other debt transaction differences	609	(8.4)%	222	(5.9)%	(189)	(49.0)%
Change in liability for uncertain tax positions	(83)	1.2%	108	(2.9)%	—	—%
Federal tax credits	240	(3.3)%	(431)	11.4%	—	—%
Other	(2)	—%	(33)	0.9%	1	0.3%
Income tax expense (benefit)	$623	(8.6)%	$(2,795)	74.1%	$(177)	(45.9)%

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities. Net deferred taxes spanning multiple jurisdictions as of September 30, 2021 and 2020 were as follows:

	September 30,
	2021	2020
Deferred tax assets:
Investment in partnership	$57,080	$47,897
Stock-based compensation	1,714	1,187
Deferred revenue	561	525
Accrued expenses	232	181
Net operating loss carryforwards	13,441	10,969
Section 163j carryforward	1,828	2,498
Federal tax credits	661	901
Operating lease liabilities	638	—
Other	75	73
Gross deferred tax assets	76,230	64,231
Valuation allowance	(20,269)	(20,230)

Deferred tax liabilities:
Intangible assets	$(8,308)	$(9,167)
Operating lease right of use assets	(620)	—
Other	(321)	(291)
Net deferred tax asset	$46,712	$34,543

Federal net operating loss carryforwards as of September 30, 2021 and 2020 were $35,312 and $26,984, respectively. Federal tax credits were $661, resulting in a deferred tax benefit of $8,077 as of September 30, 2021 compared to $901 of federal tax credits, resulting in a deferred tax benefit of $6,568 as of September 30, 2020. The federal net operating loss carryforwards will begin to expire in 2035 and the federal tax credits will begin to expire in 2033. The use of federal net operating losses and credits are limited to the future taxable income of separate legal entities. As a result, a valuation allowance of $793 has been provided for certain federal deferred tax assets, an increase of $405 during the year ended September 30, 2021. State net operating loss carryforwards as of September 30, 2021 totaled $95,060, resulting in a deferred tax benefit of $6,026. The state net operating loss carryforwards will begin to expire in 2026. The use of certain state net operating losses are limited to future taxable earnings of separate legal entities. As a result, a valuation allowance of $4,029 has been provided for state loss carryforwards, an increase of $458 during the year ended September 30, 2021. The Company also considered a valuation allowance on its $57,080 outside basis of investment in i3 Verticals, LLC deferred tax benefit as of September 30, 2021. The Company has recorded a valuation allowance of $15,447 against the portion of the deferred tax benefit that is capital in nature, resulting in a decrease in valuation allowance of $824 during the year ended September 30, 2021. Management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
The components of the Company’s liability for uncertain tax benefits are as follows:

Gross unrecognized tax benefits as of September 30, 2019	$—
Increase in current year tax positions	108
Increase in prior year tax positions	76
Settlements and other reductions	—
Gross unrecognized tax benefits as of September 30, 2020	184
Increase in current year tax positions	—
Increase in prior year tax positions	—
Settlements and other reductions	$76
Gross unrecognized tax benefits as of September 30, 2021	$108
As of September 30, 2021 and 2020, the Company had accrued interest of $0 and $7, respectively, and no accrued penalties in either period related to uncertain tax positions. It is the Company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense. The Company is no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2017. As of September 30, 2021 and 2020, there were unrecognized tax benefits of $108 and $184 that if recognized would affect the annual effective tax rate.
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
When Class B common stock is exchanged for Class A common stock, this triggers an increase in the tax basis of the Company's Common Units in i3 Verticals, LLC subject to the provisions of the Tax Receivable Agreement. During the year ended September 30, 2019, the Company acquired an aggregate of 4,292,169 common units of i3 Verticals, LLC in connection with the redemption of common units, which resulted in an increase in the tax basis of our investment in i3 Verticals, LLC subject to the provisions of the Tax Receivable Agreement. Primarily as a result of these exchanges, during the year ended September 30, 2019, the Company recognized an increase to its net deferred tax assets in the amount of $25,776, and corresponding Tax Receivable Agreement liabilities of $22,413, representing 85% of the tax benefits due to the Continuing Equity Owners. The results of these transactions brought the deferred tax asset and corresponding Tax Receivable Agreement liability balances to $26,736 and $23,229, respectively, as of September 30, 2019.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
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
During the year ended September 30, 2021, the Company acquired an aggregate of 1,671,479 common units of i3 Verticals, LLC in connection with the redemption of common units, which resulted in an increase in the tax basis of our investment in i3 Verticals, LLC subject to the provisions of the Tax Receivable Agreement. As a result of these exchanges, during the year ended September 30, 2021, the Company recognized an increase to its net deferred tax assets in the amount of $13,990, and corresponding Tax Receivable Agreement liabilities of $11,892, representing 85% of the tax benefits due to the Continuing Equity Owners.
The deferred tax asset and corresponding Tax Receivable Agreement liability balances were $41,633 and $39,122, respectively, as of September 30, 2021.
Payments to the Continuing Equity Owners related to exchanges through September 30, 2021 will range from $0 to $3,174 per year and are expected to be paid over the next 25 years. The amounts recorded as of September 30, 2021, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

12. LEASES
As discussed in Note 2, the Company adopted ASC 842 effective October 1, 2020, using the modified retrospective transition method, under which the prior period financial statements were not restated for the new guidance.
The Company’s leases consist primarily of real estate leases throughout the markets in which the Company operates. At contract inception, the Company determines whether an arrangement is or contains a lease, and for each identified lease, evaluates the classification as operating or financing. The Company had no finance leases as of September 30, 2021. Leased assets and obligations are recognized at the lease commencement date based on the present value of fixed lease payments to be made over the term of the lease. Renewal and termination options are factored into determination of the lease term only if the option is reasonably certain to be exercised. The weighted-average remaining lease term at September 30, 2021 was six years. The Company had no significant short-term leases during the year ended September 30, 2021.
The Company’s leases do not provide a readily determinable implicit interest rate and the Company uses its incremental borrowing rate to measure the lease liability and corresponding right-of-use asset. The incremental borrowing rates were determined based on a portfolio approach considering the Company’s current secured borrowing rate adjusted for market conditions and the length of the lease term. The weighted-average discount rate used in the measurement of our lease liabilities was 7.1% as of September 30, 2021.
Operating lease cost is recognized on a straight-line basis over the lease term. Operating lease costs for the year ended September 30, 2021 were $4,096 which are included in selling, general and administrative expenses in the condensed consolidated statements of operations.
Total operating lease costs for the year ended September 30, 2021 include variable lease costs of approximately $6, which are primarily comprised of costs of maintenance and utilities and changes in rates, and

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
are determined based on the actual costs incurred during the period. Variable payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.
Short-term rent expense for the year ended September 30, 2021 was $304 and are included in selling, general and administrative expenses in the condensed consolidated statements of operations.
As of September 30, 2021, maturities of lease liabilities are as follows:

Years ending September 30:
2022	$4,014
2023	3,451
2024	2,840
2025	2,405
2026	1,737
Thereafter	3,469
Total future minimum lease payments (undiscounted)(1)	17,916
Less: present value discount	(2,755)
Present value of lease liability	$15,161
_________________________
1.Total future minimum lease payments excludes payments of $9 for leases designated as short-term leases, which are excluded from the Company's right-of-use assets. These payments will be made within the next twelve months.
A summary of approximate future minimum payments for leases under ASC 840 as of September 30, 2020, was as follows:

Years ending September 30:
2021	$2,726
2022	2,397
2023	2,096
2024	1,469
2025	968
Thereafter	1,221
Total	$10,877

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
13. FAIR VALUE MEASUREMENTS
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
The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, other assets, accounts payable, and accrued expenses, approximated their fair values as of September 30, 2021 and 2020, because of the relatively short maturity dates on these instruments. The carrying amount of debt approximates fair value as of September 30, 2021 and 2020, because interest rates on these instruments approximate market interest rates.
The Company has no Level 1 or Level 2 financial instruments measured at fair value on a recurring basis. The following tables present the changes in the Company's Level 3 financial instruments that are measured at fair value on a recurring basis.

Accrued Contingent Consideration
Balance at September 30, 2019	$18,226
Contingent consideration accrued at time of business combination	4,748
Change in fair value of contingent consideration included in Operating expenses	(1,409)
Contingent consideration paid	(8,531)
Balance at September 30, 2020	$13,034
Contingent consideration accrued at time of business combination	22,577
Change in fair value of contingent consideration included in Operating expenses	7,140
Contingent consideration paid	(6,522)
Balance at September 30, 2021	$36,229
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

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
Approximately $25,768 and $10,062 of contingent consideration was recorded in accrued expenses and other current liabilities as of September 30, 2021 and 2020, respectively. Approximately $10,461 and $2,972 of contingent consideration was recorded in other long-term liabilities as of September 30, 2021 and 2020, respectively.
Disclosure of Fair Values
The Company's financial instruments that are not remeasured at fair value include the Exchangeable Notes (see Note 10). The Company estimates the fair value of the Exchangeable Notes through consideration of quoted market prices of similar instruments, classified as Level 2 as described above. The estimated fair value of the Exchangeable Notes was $119,633 as of September 30, 2021.

14. EQUITY-BASED COMPENSATION
A summary of equity-based compensation expense recognized during the years ended September 30, 2021, 2020 and 2019 is as follows:

	Year ended September 30,
	2021	2020	2019
Stock options	$20,860	$10,452	$6,124
Amounts are included in general and administrative expense on the consolidated statements of operations. Income tax benefits of $1,083, $604 and $160 were recognized related to equity-based compensation during the years ended September 30, 2021, 2020, and 2019, respectively.
Stock Options
In May 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) under which the Company may grant up to 3,500,000 stock options and other equity-based awards to employees, directors and officers. The number of shares of Class A common stock available for issuance under the 2018 Plan includes an annual increase on the first day of each year, beginning with the 2019 calendar year, equal to 4.0% of the outstanding shares of all classes of the Company's common stock as of the last day of the immediately preceding calendar year, unless the Company’s board of directors determines prior to the last trading day of December of the immediately preceding calendar year that the increase shall be less than 4%. As of September 30, 2021, there were 323,159 options available to grant under the 2018 Plan.
In September 2020, the Company adopted the 2020 Acquisition Equity Incentive Plan (the “2020 Inducement Plan”) under which the Company may grant up to 1,500,000 stock options and other equity-based awards to individuals that were not previously employees of the Company or its subsidiaries in connection with acquisitions, as a material inducement to the individual's entry into employment with the Company or its subsidiaries within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. In May 2021, the Company amended the 2020 Inducement Plan to increase the number of shares of the Company's Class A common stock available for issuance from 1,500,000 to 3,000,000 shares. As of September 30, 2021, there were 1,441,420 equity awards available for grant under the 2020 Inducement Plan.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
The fair value of stock option awards during the years ended September 30, 2021 and 2020 was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	September 30, 2021	September 30, 2020
Expected volatility(1)	59.7%	28.5%
Expected dividend yield(2)	—%	—%
Expected term(3)	6 years	6 years
Risk-free interest rate(4)	0.7%	1.2%
_________________
1.For the year ended September 30, 2021, expected volatility is based on the volatility of the Company's own share price. For the year ended September 30, 2020, expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.
2.The Company has assumed a dividend yield of zero as management has no plans to declare dividends in the foreseeable future.
3.Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method as details of employee exercise behavior are limited due to limited historical data.
4.The risk-free rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.

A summary of stock option activity for the year ended September 30, 2021 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	5,210,566	$21.73
Granted	3,179,472	29.88
Exercised	(548,277)	17.04
Forfeited	(294,139)	28.00
Outstanding at end of period	7,547,622	$25.26
The weighted-average grant date fair value of stock options granted during the year ended September 30, 2021 was $16.27. As of September 30, 2021, there were 7,547,622 stock options outstanding, of which 2,914,691 were exercisable. As of September 30, 2021, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $43,248, which is expected to be recognized over a weighted-average period of 2.2 years. The Company's policy is to account for forfeitures of stock-based compensation awards as they occur. The total fair value of stock options that vested during the year ended September 30, 2021 was $11,763.

15. COMMITMENTS AND CONTINGENCIES
Leases
The Company utilizes office space and equipment under operating leases. Rent expense under these leases amounted to $4,400, $2,820 and $2,302 during the years ended September 30, 2021, 2020 and 2019, respectively. Refer to Note 12 for further discussion and a table of the future minimum payments under these leases.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
Minimum Processing Commitments
The Company has non-exclusive agreements with several processors to provide its services related to transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Certain of these agreements require the Company to submit a minimum monthly number of transactions for processing. If the Company submits a number of transactions that is lower than the minimum, it is required to pay to the processor the fees it would have received if it had submitted the required minimum number of transactions. As of September 30, 2021, such minimum fee commitments were as follows:

Years ending September 30:
2022	$3,912
2023	2,690
2024	450
2025	—
2026	—
Thereafter	—
Total	$7,052
Loan to Third Party Sales Organization
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

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
S&S Litigation
On June 2, 2021, the State of Louisiana, Division of Administration (the “State”) and a putative class of Louisiana law enforcement districts filed a Petition (as amended on October 4, 2021, the “Petition”), in the 19th Judicial District Court for the Parish of East Baton Rouge against i3-Software & Services, LLC (“S&S”), a subsidiary of the Company located in Shreveport, Louisiana, the Company, i3 Verticals, LLC, the current leader of the S&S business, the former leader of the S&S business, and 1120 South Pointe Properties, LLC (“South Pointe”), the former owner of the assets of the S&S business. The Petition was amended on October 4, 2021 to add a putative class of Louisiana sheriffs (the “Sheriffs”) and subsequently removed to the United States District Court for the Middle District of Louisiana. See State of Louisiana, by and through its Division of Administration, East Baton Rouge Parish Law Enforcement District, by and through the duly elected East Baton Rouge Parish Sheriff, Sid J. Gautreaux, III, et. al., individually and as class representatives vs. i3-Software & Services, LLC; 1120 South Pointe Properties, LLC, formerly known as Software and Services of Louisiana, L.L.C.; i3 Verticals, Inc.; i3 Verticals, LLC; Gregory R. Teeters; and Scott Carrington. The Petition seeks monetary damages for the cost of network remediation of $15,000 purportedly spent by the State and $7,000 purportedly spent by the Sheriffs, return of purchase prices, potential additional expenses related to remediation and any obligation to notify parties of an alleged data breach as and if required by applicable law, and reasonable attorneys’ fees. The claimed damages relate to a third-party remote access software product used in connection with services provided by S&S to certain Louisiana Parish law enforcement districts and alleged inadequacies in the Company’s cybersecurity practices.
The assets of the S&S business were acquired from South Pointe by the Company in 2018 for $17,000, including upfront cash consideration and subsequent cash consideration, and provides software and payments services within the Company’s Public Sector vertical to local government agencies almost exclusively in Louisiana.
The Company is unable to predict the outcome of this litigation. While we do not believe that this matter will have a material adverse effect on our business or financial condition, we cannot give assurance that this matter will not have a material effect on our results of operations for the period in which it is resolved.
The Company is also aware of a related investigation led by the U.S. Department of Justice (“DOJ”). The Company produced documents in response to subpoenas and made employees available for interviews by the government and otherwise cooperated fully with this investigation. The Company believes that the investigation was focused on unauthorized access to certain S&S customers’ internal networks by unknown third parties. On September 10, 2021, the DOJ informed the Company that the investigation was concluded with respect to the Company and that no criminal charges would be brought against the Company.
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

16. RELATED PARTY TRANSACTIONS
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

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
Company agreed to provide processing services for certain merchants as designated by AxiaMed from time to time. In accordance with ASC 606-10-55, revenue from the processing services is recognized net of interchange, residual expense and other fees.
In March 2021, the Company became aware of an observable price change in the AxiaMed equity investment, due to a planned third party acquisition of AxiaMed. This resulted in an increase of $2,353 to the fair value of the AxiaMed investment at March 31, 2021, which the Company recognized in other income. On April 1, 2021, AxiaMed was sold to a third party and the Company received $2,453 for its investment in AxiaMed. Greg Daily, the Company’s chief executive officer; Clay Whitson, the Company’s chief financial officer; and the Company no longer have ownership interest in AxiaMed following the sale. The Company earned net revenues related to the AxiaMed Agreement of $117, $95 and $81 during the years ended September 30, 2021, 2020 and 2019 respectively.
In connection with our IPO, we entered into a Tax Receivable Agreement with certain non-controlling interest holders that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that it actually realizes, or in some circumstances, is deemed to realize in its tax reporting, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of Common Units of i3 Verticals, LLC for Class A common stock of i3 Verticals, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. See Note 11 for further information. As of September 30, 2021, the total amount due under the Tax Receivable Agreement was $39,122.

17. SEGMENTS
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
The Company primarily uses processing margin to measure operating performance. The following is a summary of reportable segment operating performance for the years ended September 30, 2021, 2020 and 2019.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)

	As of and for the Year ended September 30, 2021
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$111,870	$114,433	$(2,179)	$224,124
Other costs of services	(51,234)	(8,610)	2,138	(57,706)
Residuals	29,842	1,147	(2,071)	28,918
Processing margin	$90,478	$106,970	$(2,112)	$195,336

Residuals				28,918
Selling general and administrative				134,872
Depreciation and amortization				24,418
Change in fair value of contingent consideration				7,140
Loss from operations				$(12)

Total assets	$208,560	$382,014	$61,226	$651,800
Goodwill	$119,086	$173,157	$—	$292,243

	As of and for the Year ended September 30, 2020
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$100,949	$50,953	$(1,768)	$150,134
Other costs of services	(43,940)	(5,057)	1,767	(47,230)
Residuals	21,618	587	(1,757)	20,448
Processing margin	$78,627	$46,483	$(1,758)	$123,352

Residuals				20,448
Selling general and administrative				78,323
Depreciation and amortization				18,217
Change in fair value of contingent consideration				(1,409)
Income from operations				$7,773

Total assets	$206,769	$139,107	$57,650	$403,526
Goodwill	$115,982	$71,023	$—	$187,005

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)

	As of and for the Year ended September 30, 2019
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$338,968	$37,339	$—	$376,307
Interchange and network fees	(236,170)	(6,697)	—	(242,867)
Other costs of services	(41,487)	(2,750)	—	(44,237)
Residuals	17,058	605	—	17,663
Processing margin	$78,369	$28,497	$—	$106,866

Residuals				17,663
Selling general and administrative				62,860
Depreciation and amortization				16,564
Change in fair value of contingent consideration				3,389
Income from operations				$6,390

18. NON-CONTROLLING INTEREST
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
As of September 30, 2021, and 2020, respectively, i3 Verticals, Inc. owned 22,026,098 and 18,864,143 of i3 Verticals, LLC's Common Units, representing a 68.3% and 61.3% economic ownership interest in i3 Verticals, LLC.
The following table summarizes the impact on equity due to changes in the Company's ownership interest in i3 Verticals, LLC:

	Year ended September 30,
	2021	2020	2019
Net (loss) income attributable to non-controlling interest	$(3,382)	$(560)	$3,608
Transfers to (from) non-controlling interests:
Distributions to non-controlling interest holders	—	(3)	(2,060)
Redemption of common units in i3 Verticals, LLC	(11,714)	(5,080)	(12,077)
Adjustment related to prior periods	—	2,730	—
Cumulative effect of adoption of new accounting standard	—	640	—
Allocation of equity to non-controlling interests	15,337	24,495	—
Net transfers to (from) non-controlling interests	3,623	22,782	(14,137)
Change from net income attributable to non-controlling interests and transfers to (from) non-controlling interests	$241	$22,222	$(10,529)

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
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

19. EARNINGS PER SHARE
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Year ended September 30,
	2021	2020	2019
Basic net loss per share:
Numerator
Net (loss) income	$(7,839)	$(979)	$563
Less: Net (loss) income attributable to non-controlling interests	(3,382)	(560)	3,608
Net loss attributable to Class A common stockholders	$(4,457)	$(419)	$(3,045)
Denominator
Weighted average shares of Class A common stock outstanding(1)	20,994,598	14,833,378	10,490,981
Basic net loss per share(2)	$(0.21)	$(0.03)	$(0.29)

Dilutive net loss per share(2):
Numerator
Net loss attributable to Class A common stockholders	$(4,457)	$(419)
Reallocation of net loss assuming conversion of common units(5)	(2,556)	(422)
Net loss attributable to Class A common stockholders - diluted	$(7,013)	$(841)
Denominator
Weighted average shares of Class A common stock outstanding(1)	20,994,598	14,833,378
Weighted average effect of dilutive securities(3)(4)	10,719,593	12,596,423
Weighted average shares of Class A common stock outstanding - diluted	31,714,191	27,429,801
Diluted net loss per share	$(0.22)	$(0.03)
____________________
1.Excludes 6,706, 204,969 and 282,801 shares of restricted Class A common stock for the years ended September 30, 2021, 2020 and 2019, respectively.
2.For the year ended September 30, 2019, all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted earnings per share of Class A common stock:
a.15,856,855 shares of weighted average Class B common stock for the year ended September 30, 2019, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive,

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
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
3.For the year ended September 30, 2020, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted earnings per share of Class A common stock:
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
4.For the year ended September 30, 2021, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted earnings per share of Class A common stock:
a.2,495,922 options to purchase shares of Class A common stock for the year ended September 30, 2021, were excluded because the exercise price of these options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
b.1,471,027 shares of Class A common stock for the year ended September 30, 2021, resulting from estimated stock option exercises as calculated by the treasury stock method, and 6,706 shares of restricted Class A common stock for the year ended September 30, 2021 were excluded because the effect of including them would have been anti-dilutive.
5.The reallocation of net income assuming conversion of common units represents the tax effected net income attributable to non-controlling interest using the effective income tax rates described in Note 11 above and assuming all common units of i3 Verticals, LLC were exchanged for Class A common stock at the beginning of the year. The common units of i3 Verticals, LLC held by the Continuing Equity Owners are potentially dilutive securities, and the computations of pro forma diluted net income per share assume that all common units of i3 Verticals, LLC were exchanged for shares of Class A common stock at the beginning of the year.
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
The Warrants sold in connection with the issuance of the Exchangeable Notes are considered to be dilutive when the average price of the Company's Class A common stock during the period exceeds the Warrants' stock price of $62.88 per share. The effect of the additional shares that may be issued upon exercise of the Warrants will be included in the weighted average shares of Class A common stock outstanding—diluted using the treasury stock method. The Note Hedge Transactions purchased in connection with the issuance of the Exchangeable Notes are considered to be anti-dilutive and therefore do not impact our calculation of diluted net income per share. Refer to Note 10 for further discussion regarding the Exchangeable Notes.
Shares of the Company's Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
20. SIGNIFICANT NON-CASH TRANSACTIONS
The Company engaged in the following significant non-cash investing and financing activities during the years ended September 30, 2021, 2020, and 2019:

	Year ended September 30,
	2021	2020	2019
Restricted Class A common stock issued as part of acquisition purchase consideration (Note 4)	$35,245	$—	$225
Acquisition date fair value of contingent consideration in connection with business combinations	$22,577	$4,748	$13,032
Replacement of the 2017 Senior Secured Credit Facility with the Senior Secured Credit Facility	$—	$—	$100,229
Debt issuance costs and accrued interest financed with proceeds from the 2019 Senior Secured Credit Facility	$—	$—	$1,271
Right-of-use assets obtained in exchange for operating lease obligations	$16,879	$—	$—

21. QUARTERLY INFORMATION (UNAUDITED)
The tables below present summarized unaudited quarterly results of operations for the year ended September 30, 2021. Management believes that all necessary adjustments have been included in the amounts stated below for a fair presentation of the results of operations for the periods presented when read in conjunction with the consolidated financial statements for the year ended September 30, 2021. As described in Note 2, the Company early adopted ASU 2021-08 effective October 1, 2020, and applied the amendments retrospectively to all business combinations for which the acquisition date occurred on or October 1, 2020. Results of operations for the quarterly periods within the year ended September 30, 2021 reflect the adoption of ASU 2021-08. Results of operations for quarterly periods prior to October 1, 2020 remain unchanged as a result of the adoption of ASU 2021-08 and are therefore not included in the table below. Results of operations for a particular quarter are not necessarily indicative of results of operations for an annual period and are not predictive of future periods.

	Quarter ended
	December 31,	March 31,	June 30,	September 30,
Fiscal Year 2021:
Revenue	$44,621	$49,197	$63,129	$67,177
(Loss) income from operations	$(1,003)	$1,199	$(835)	$627
(Loss) income before income taxes	$(3,032)	$1,194	$(3,539)	$(1,839)
Net (loss) income attributable to i3 Verticals, Inc.	$(1,998)	$1,303	$(3,280)	$(482)
Basic net (loss) income per share attributable to i3 Verticals, Inc.(1)	$(0.10)	$0.06	$(0.15)	$(0.02)
Diluted net loss per share attributable to i3 Verticals, Inc.(2)(3)	$(0.10)	$0.04	$(0.15)	$(0.05)
____________________
1.Basic net (loss) income per share excludes 18,869, 4,925 and 2,949 shares of restricted Class A common stock from the calculation for the quarters ended December 31, 2020, March 31, 2021, and June 30, 2021, respectively.
2.For the quarters ended December 31, 2020, and March 31, June 30, and September 30, 2021, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted earnings per share of Class A common stock:
a.11,668,199 and 10,229,142 shares of weighted average Class B common stock for the quarters ended December 31, 2020, and June 30, 2021, respectively, along with the reallocation of net income assuming conversion of these shares, were excluded from the calculation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive,
b.1,251,600, 1,760,997, 2,100,833 and 3,129,422 options to purchase shares of Class A common stock for the quarters ended December 31, 2020, and March 31, June 30, and September 30, 2021, respectively, were excluded because the exercise price

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
of these options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.1,212,584, 1,678,774 and 1,296,584 shares of Class A common stock for the quarters ended December 31, 2020, June 30, and September 30, 2021, respectively, resulting from estimated stock option exercises as calculated by the treasury stock method, and 18,869 and 2,949 shares of restricted Class A common stock for the quarters ended December 31, 2020, and June 30, 2021, respectively, were excluded because the effect of including them would have been anti-dilutive.
3.The reallocation of net income assuming conversion of common units represents the tax effected net income attributable to non-controlling interest using the effective income tax rates described in Note 11 above and assuming all common units of i3 Verticals, LLC were exchanged for Class A common stock at the beginning of the year. The common units of i3 Verticals, LLC held by the Continuing Equity Owners are potentially dilutive securities, and the computations of pro forma diluted net income per share assume that all common units of i3 Verticals, LLC were exchanged for shares of Class A common stock at the beginning of the year.
The following tables present the material impacts of adoption of ASU 2021-08 on the Company's consolidated statements of operations for each quarterly period:

	Three months ended June 30, 2021
	As reported	Adjustment	Presentation with adoption of ASU 2021-08
Revenue	$61,964	$1,165	$63,129
(Benefit from) provision for income taxes	$(110)	$772	$662
Net loss	$(4,594)	$393	$(4,201)
Net loss attributable to non-controlling interest	$(1,286)	$365	$(921)
Net loss attributable to i3 Verticals, Inc.	$(3,308)	$28	$(3,280)

Net loss per share attributable to Class A common stockholders:
Basic	$(0.15)	$0.00	$(0.15)
Diluted	$(0.15)	$0.00	$(0.15)

	Three months ended March 31, 2021
	As reported	Adjustment	Presentation with adoption of ASU 2021-08
Revenue	$47,863	$1,334	$49,197
Benefit from income taxes	$(87)	$(49)	$(136)
Net (loss) income	$(53)	$1,383	$1,330
Net (loss) income attributable to non-controlling interest	$(493)	$520	$27
Net income attributable to i3 Verticals, Inc.	$440	$863	$1,303

Net income (loss) per share attributable to Class A common stockholders:
Basic	$0.02	$0.04	$0.06
Diluted	$0.00	$0.04	$0.04

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)

	Three months ended December 31, 2020
	As reported	Adjustment	Presentation with adoption of ASU 2021-08
Revenue	$43,313	$1,308	$44,621
Benefit from income taxes	$(219)	$209	$(10)
Net loss	$(4,121)	$1,099	$(3,022)
Net loss attributable to non-controlling interest	$(1,549)	$525	$(1,024)
Net loss attributable to i3 Verticals, Inc.	$(2,572)	$574	$(1,998)

Net loss per share attributable to Class A common stockholders:
Basic	$(0.13)	$0.03	$(0.10)
Diluted	$(0.13)	$0.03	$(0.10)

22. SUBSEQUENT EVENTS
Recent Acquisitions
Subsequent to September 30, 2021, the Company completed the acquisition of a business within the Company’s Healthcare vertical which provides comprehensive revenue cycle management and related administrative and consulting services for hospitals, including academic teaching institutions with residents, practice groups and healthcare providers primarily in the southeast. Total purchase consideration for the business included $60,000 in cash and revolving line of credit proceeds, and an amount of contingent consideration, which is still being valued.
Certain provisions in the purchase agreements provide for additional consideration of up to $8,000, in the aggregate, to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreements, through no later than September 2023. The Company is in process of determining the acquisition date fair values of the liabilities for the contingent consideration based on discounted cash flow analyses. In each subsequent reporting period, the Company will reassess its current estimates of performance relative to the targets and adjust the contingent liabilities to their fair values through earnings.
The effect of the acquisition will be included in the consolidated statements of operations beginning October 1, 2021.
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
Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on such assessment our management has concluded that, as of September 30, 2021, our internal control over financial reporting is effective based on those criteria.
This annual report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit emerging growth companies, which we are, to provide only management's report in this annual report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal year ended September 30, 2021 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2022 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2021.
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

Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2022 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2022 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2022 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2021.

Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2022 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2021.

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
(a)(3) Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
2.1#	Membership Interest Purchase Agreement, dated April 3, 2019, by and among, i3 Verticals, LLC, i3-Bearcat, LLC, NTD Holdings, Inc., GH Holdco, Inc. and David Graves and Tory Humphries	8-K	001-38532	2.1	4/8/19

2.2#	Agreement and Plan of Merger, dated May 31, 2019, by and among i3-SDCR, Inc., as buyer, i3 Merger Sub, Inc., i3 Verticals, LLC, as guarantor, Pace Payment Systems, Inc. and 3S Advisors, LLC, as representative	8-K	001-38532	2.1	6/3/19

3.1	Amended and Restated Certificate of Incorporation of i3 Verticals, Inc.	8-K	001-38532	3.1	6/25/18

3.2	Amended and Restated Bylaws of i3 Verticals, Inc.	8-K	001-38532	3.2	6/25/18

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1	333-225214	4.1	5/25/18

4.2	Description of Securities	10-K	001-38532	4.2	11/22/19

4.3	Indenture, dated February 18, 2020, among i3 Verticals, LLC, i3 Verticals, Inc. as guarantor and U.S. Bank National Association	8-K	001-38532	4.1	2/19/20

4.4	Form of 1.00% Exchangeable Senior Notes due 2025 (included in Exhibit 4.3 above)	8-K	001-38532	4.2	2/19/20

10.1	Form of Tax Receivable Agreement	S-1	333-225214	10.2	5/25/18

10.2	Form of Registration Rights Agreement	S-1	333-225214	10.3	5/25/18

10.3	Limited Liability Company Agreement of i3 Verticals, LLC	8-K	001-38532	10.3	6/25/18

10.4	Plan Administration Agreement, dated June 25, 2018, by and between i3 Verticals, Inc. and i3 Verticals, LLC	8-K	001-38532	10.4	6/25/18

10.5#	Amended and Restated Credit Agreement, dated as of May 9, 2019, among i3 Verticals, LLC, the guarantor and lender parties thereto and Bank of America, N.A., as administrative agent	8-K	001-38532	10.1	5/13/19

10.6#	Amended and Restated Security and Pledge Agreement, dated as of May 9, 2019, among i3 Verticals, LLC, as borrower, the Obligors thereto, and Bank of America, N.A., as administrative agent	8-K	001-38532	10.2	5/13/19

10.7	First Amendment to the Amended and Restated Credit Agreement, dated as of June 26, 2019, among i3 Verticals, LLC, the guarantor and lender parties thereto and Bank of America, N.A., as administrative agent	10-Q	001-38532	10.3	8/13/19

10.8+	i3 Verticals, LLC Amended & Restated Equity Incentive Plan, dated November 29, 2016	S-1	333-225214	10.21	5/25/18

10.9+	First Amendment to i3 Verticals, LLC Amended & Restated Equity Incentive Plan, dated October 31, 2017	S-1	333-225214	10.22	5/25/18

10.10+	Second Amendment to i3 Verticals, LLC Amended & Restated Equity Incentive Plan, dated May 7, 2018	S-1	333-225214	10.23	5/25/18

10.11+	2018 Equity Incentive Plan	S-1	333-225214	10.24	5/25/18

10.12+	Form of Restricted Stock Award Agreement under 2018 Equity Incentive Plan	S-1	333-225214	10.25	5/25/18

10.13+	Form of Stock Option Award Agreement under 2018 Equity Incentive Plan	S-1	333-225214	10.26	5/25/18

10.14+	Employment Agreement, effective as of May 5, 2014, by and between Charge Payment, LLC and Clay M. Whitson	S-1	333-225214	10.27	5/25/18

10.15+	Change in Control Agreement, dated as of May 10, 2017, by and between i3 Verticals, LLC and Paul Maple	S-1	333-225214	10.28	5/25/18

10.16+	Form of Indemnification Agreement	S-1	333-225214	10.29	5/25/18

10.17#	Second Amendment to the Amended and Restated Credit Agreement, dated as of May 9, 2019, by and among i3 Verticals, LLC, as the borrower, i3 Verticals, Inc. and certain Subsidiaries of i3 Verticals, Inc., as guarantors, the lenders party thereto, and Bank of America, N.A., as administrative agent for the lenders	8-K	001-38532	10.1	2/19/20

10.18	Registration Rights Agreement, dated February 18, 2020, among i3 Verticals, Inc. and BofA Securities, Inc.	8-K	001-38532	10.2	2/19/20

10.19	Form of Exchangeable Note Hedge Transaction Confirmation.	8-K	001-38532	10.3	2/19/20

10.20	Form of Warrant Transaction Confirmation	8-K	001-38532	10.4	2/19/20

10.21	i3 Verticals, Inc. 2020 Acquisition Equity Incentive Plan	8-K	001-38532	10.1	9/9/20

10.22	Form of Restricted Stock Award Agreement under i3 Verticals, Inc. 2020 Acquisition Equity Incentive Plan	8-K	001-38532	10.2	9/9/20

10.23	Form of Stock Option Award Agreement under 2020 Acquisition Equity Incentive Plan	8-K	001-38532	10.3	9/9/20

10.24	First Amendment to the i3 Verticals, Inc. 2020 Acquisition Equity Incentive Plan	8-K	001-38532	10.1	5/10/21

10.25	Sales Agreement by an among i3 Verticals, Inc., i3 Verticals, LLC and Raymond James & Associates, Inc., Morgan Stanley & Co. LLC and BTIG, LLC, dated as of August 20, 2021	S-3	333-258950	1.2	8/20/21

21.1*	List of subsidiaries of i3 Verticals, Inc.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

23.2*	Consent of BDO USA LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14a under the Securities Exchange Act of 1934. as amended

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

i3 Verticals, Inc.

		By:	/s/ Gregory Daily
Gregory Daily
Chief Executive Officer

Date:	November 22, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gregory Daily	Chief Executive Officer and Director	November 22, 2021
Gregory Daily	(Principal Executive Officer)

/s/ Clay Whitson	Chief Financial Officer and Director	November 22, 2021
Clay Whitson	(Principal Financial Officer)

/s/ Geoff Smith	Vice President of Finance	November 22, 2021
Geoff Smith	(Principal Accounting Officer)

/s/ Elizabeth Seigenthaler Courtney	Director	November 22, 2021
Elizabeth Seigenthaler Courtney

/s/ John Harrison	Director	November 22, 2021
John Harrison

/s/ Burton Harvey	Director	November 22, 2021
Burton Harvey

/s/ Timothy McKenna	Director	November 22, 2021
Timothy McKenna

/s/ David Morgan	Director	November 22, 2021
David Morgan

/s/ David Wilds	Director	November 22, 2021
David Wilds