Form 10-Q
period 2021-12-31
i3 Verticals, Inc.
filed 2022-02-09
CIK 1728688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of February 8, 2022, there were 22,068,275 outstanding shares of Class A common stock, $0.0001 par value per share, and 10,214,142 outstanding shares of Class B common stock, $0.0001 par value per share.

PART I. - FINANCIAL INFORMATION
Item 1.    Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,	September 30,
	2021	2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$3,371	$3,641
Accounts receivable, net	39,794	38,500
Settlement assets	8,034	4,768
Prepaid expenses and other current assets	15,614	11,214
Total current assets	66,813	58,123
Property and equipment, net	5,705	5,902
Restricted cash	15,306	9,522
Capitalized software, net	50,783	41,371
Goodwill	349,597	292,243
Intangible assets, net	207,739	171,706
Deferred tax asset	50,647	49,992
Operating lease right-of-use assets	20,369	14,479
Other assets	9,477	8,462
Total assets	$776,436	$651,800

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$8,264	$7,865
Accrued expenses and other current liabilities	93,695	50,815
Settlement obligations	8,034	4,768
Deferred revenue	35,321	29,862
Current portion of operating lease liabilities	4,471	3,201
Total current liabilities	149,785	96,511
Long-term debt, less current portion and debt issuance costs, net	257,130	200,605
Long-term tax receivable agreement obligations	39,204	39,122
Operating lease liabilities, less current portion	16,587	11,960
Other long-term liabilities	20,677	14,011
Total liabilities	483,383	362,209
Commitments and contingencies (see Note 12)
Stockholders' equity
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2021 and September 30, 2021	—	—
Class A common stock, par value $0.0001 per share, 150,000,000 shares authorized; 22,064,317 and 22,026,098 shares issued and outstanding as of December 31, 2021 and September 30, 2021, respectively	2	2
Class B common stock, par value $0.0001 per share, 40,000,000 shares authorized; 10,214,142 and 10,229,142 shares issued and outstanding as of December 31, 2021 and September 30, 2021, respectively	1	1
Additional paid-in capital	216,604	211,237
Accumulated deficit	(9,008)	(6,480)
Total stockholders' equity	207,599	204,760
Non-controlling interest	85,454	84,831
Total equity	293,053	289,591
Total liabilities and equity	$776,436	$651,800

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended December 31,
	2021	2020(1)

Revenue	$73,939	$44,621

Operating expenses
Other costs of services	16,510	13,666
Selling, general and administrative	46,387	24,962
Depreciation and amortization	6,870	5,092
Change in fair value of contingent consideration	4,927	1,904
Total operating expenses	74,694	45,624

Loss from operations	(755)	(1,003)

Interest expense, net	3,154	2,029

Loss before income taxes	(3,909)	(3,032)

Benefit from income taxes	(228)	(10)

Net loss	(3,681)	(3,022)

Net loss attributable to non-controlling interest	(1,153)	(1,024)
Net loss attributable to i3 Verticals, Inc.	$(2,528)	$(1,998)

Net loss per share attributable to Class A common stockholders:
Basic	$(0.11)	$(0.10)
Diluted	$(0.11)	$(0.10)
Weighted average shares of Class A common stock outstanding:
Basic	22,042,801	19,129,056
Diluted	22,042,801	19,129,056
__________________________
1.Effective October 1, 2020, the Company's financial statements are presented in accordance with ASU 2021-08, Accounting Standards Codification Topic 805, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. See Note 2 to the interim consolidated financial statements for a description of the recently adopted accounting pronouncement and the impacts of adoption on the condensed consolidated statements of operations.

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2021	22,026,098	$2	10,229,142	$1	$211,237	$(6,480)	$84,831	$289,591
Equity-based compensation	—	—	—	—	6,624	—	—	6,624
Net loss	—	—	—	—	—	(2,528)	(1,153)	(3,681)
Redemption of common units in i3 Verticals, LLC	15,000	—	(15,000)	—	123	—	(123)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	345	—	—	345
Exercise of equity-based awards	23,219	—	—	—	174	—	—	174
Allocation of equity to non-controlling interests	—	—	—	—	(1,899)	—	1,899	—
Balance at December 31, 2021	22,064,317	$2	10,214,142	$1	$216,604	$(9,008)	$85,454	$293,053

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED) (CONTINUED)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Non-Controlling Interest	Total Equity(1)
	Shares	Amount	Shares	Amount
Balance at September 30, 2020	18,864,143	$2	11,900,621	$1	$157,598	$(2,023)	$84,590	$240,168
Equity-based compensation	—	—	—	—	3,441	—	—	3,441
Net loss	—	—	—	—	—	(1,998)	(1,024)	(3,022)
Redemption of common units in i3 Verticals, LLC	1,019,609	—	(1,019,609)	—	7,185	—	(7,185)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	1,162	—	—	1,162
Exercise of equity-based awards	121,019	—	—	—	688	—	—	688
Allocation of equity to non-controlling interests	—	—	—	—	(1,008)	—	1,008	—
Balance at December 31, 2020	20,004,771	$2	10,881,012	$1	$169,066	$(4,021)	$77,389	$242,437
__________________________
1.Effective October 1, 2020, the Company's financial statements are presented in accordance with ASU 2021-08, Accounting Standards Codification Topic 805, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. See Note 2 to the interim consolidated financial statements for a description of the recently adopted accounting pronouncement and the impacts of adoption on the condensed consolidated statement of changes in equity.

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended December 31,
	2021	2020(1)(2)
Cash flows from operating activities:
Net loss	$(3,681)	$(3,022)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,870	5,092
Equity-based compensation	6,624	3,441
Provision for doubtful accounts	116	62
Amortization of debt discount and issuance costs	1,416	1,332
Amortization of capitalized customer acquisition costs	167	119
Loss on disposal of assets	—	—
Unrealized gain on investment	—	—
Benefit from deferred income taxes	(228)	(10)
Non-cash lease expense	1,205	694
Increase in non-cash contingent consideration expense from original estimate	4,927	1,904
Changes in operating assets:
Accounts receivable	(628)	(1,094)
Prepaid expenses and other current assets	(4,541)	(1,976)
Other assets	(877)	(1,298)
Changes in operating liabilities:
Accounts payable	419	2,503
Accrued expenses and other current liabilities	6,818	(3,496)
Settlement obligations	2,581	84
Deferred revenue	5,439	6,563
Operating lease liabilities	(1,180)	(782)
Other long-term liabilities	1	6,037
Contingent consideration paid in excess of original estimates	(3,538)	(4,115)
Net cash provided by operating activities	21,910	12,038

Cash flows from investing activities:
Expenditures for property and equipment	(384)	(549)
Expenditures for capitalized software	(1,958)	(1,166)
Acquisitions of businesses, net of cash and restricted cash acquired	(60,000)	(59,595)
Acquisition of other intangibles	(11)	(19)
Net cash used in investing activities	(62,353)	(61,329)

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Three months ended December 31,
	2021	2020(1)(2)
Cash flows from financing activities:
Proceeds from revolving credit facility	105,009	88,255
Payments on revolving credit facility	(49,900)	(38,948)
Cash paid for contingent consideration	(6,217)	(1,736)
Proceeds from stock option exercises	174	851
Payments for employee's tax withholdings from net settled stock option exercises	157	(200)
Net cash provided by financing activities	49,223	48,222

Net increase in cash, cash equivalents and restricted cash	8,780	(1,069)
Cash, cash equivalents and restricted cash at beginning of period	17,931	20,601
Cash, cash equivalents and restricted cash at end of period	$26,711	$19,532

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,367	$420
Cash paid for income taxes	$556	$—
__________________________
1.The prior period amounts included in the statement of cash flows have been updated to correct settlement assets as restricted cash, which were previously reported as cash flows used in operating activities. These adjustments reflect an increase in prior year cash flows provided by operating activities of $84 and a corresponding increase in cash, cash equivalents, and restricted cash at the end of the period.
2.Effective October 1, 2020, the Company's financial statements are presented in accordance with ASU 2021-08, Accounting Standards Codification Topic 805, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. See Note 2 to the interim consolidated financial statements for a description of the recently adopted accounting pronouncement and the impacts of adoption on the condensed consolidated statements of cash flows.
The following tables provide reconciliations of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to that shown in the condensed consolidated statements of cash flows:

	September 30,
	2021	2020
Beginning balance
Cash and cash equivalents	$3,641	$15,568
Settlement assets	4,768	—
Restricted cash	9,522	5,033
Total cash, cash equivalents, and restricted cash	$17,931	$20,601

	December 31,
	2021	2020
Ending balance
Cash and cash equivalents	$3,371	$10,879
Settlement assets	8,034	84
Restricted cash	15,306	8,569
Total cash, cash equivalents, and restricted cash	$26,711	$19,532
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the reporting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the unaudited condensed consolidated financial statements of the Company and its subsidiaries as of December 31, 2021 and for the three months ended December 31, 2021 and 2020. The results of operations for the three months ended December 31, 2021 and 2020 are not necessarily indicative of the operating results for the full year. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the Company's consolidated financial statements and related footnotes for the years ended September 30, 2021 and 2020, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021.
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
Settlement Assets and Obligations
Settlement assets and obligations result when funds are temporarily held or owed by the Company on behalf of merchants, consumers, schools, and other institutions. Timing differences, interchange expense, merchant reserves and exceptional items cause differences between the amount received from the card networks and the amount funded to counterparties. These balances arising in the settlement process are reflected as settlement assets and obligations on the accompanying consolidated balance sheets. With the exception of merchant reserves, settlement assets or settlement obligations are generally collected and paid within one to four days. As of December 31, 2021, settlement assets and settlement obligations were both $8,034. As of September 30, 2021, the Company had $4,768 of settlement assets and settlement obligations.
Inventories
Inventories consist of point-of-sale equipment to be sold to clients and are stated at the lower of cost, determined on a weighted average or specific basis, or net realizable value. Inventories were $3,071 and $2,220 at December 31, 2021 and September 30, 2021, respectively, and are included within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
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
The operating results of an acquisition are included in the Company’s condensed consolidated statements of operations from the date of such acquisition. Acquisitions completed during the three months ended December 31, 2021 contributed $7,555 and $805 of revenue and net income, respectively, to the Company's condensed consolidated statements of operations for the three months then ended.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Company's revenue for the three months ended December 31, 2021 and 2020 is derived from the following sources:
•Software and related services — Includes sales of software as a service, transaction-based fees, ongoing software maintenance and support, software licenses and other professional services related to our software offerings
•Payments — Includes volume-based payment processing fees (“discount fees”), gateway fees and other related fixed transaction or service fees
•Other — Includes sales of equipment, non-software related professional services and other revenues
Revenues from sales of the Company’s software are recognized when the related performance obligations are satisfied. Sales of software licenses are categorized into one of two categories of intellectual property in accordance with ASC 606, functional or symbolic. The key distinction is whether the license represents a right to use (functional) or a right to access (symbolic) intellectual property. The Company generates sales of one-time software licenses, which is functional intellectual property. Revenue from functional intellectual property is recognized at a point in time, when delivered to the client. The Company also offers access to its software under software-as-a-service (“SaaS”) arrangements, which represent services arrangements. Revenue from SaaS arrangements is recognized over time, over the term of the agreement.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The tables below present a disaggregation of the Company's revenue from contracts with clients by product by segment. Refer to Note 14 for discussion of the Company's segments. The Company's products are defined as follows:
•Software and related services — Includes sales of SaaS, transaction-based fees, ongoing software maintenance and support, software licenses and other professional services related to our software offerings.
•Payments — Includes discount fees, gateway fees and other related fixed transaction or service fees.
•Other — Includes sales of equipment, non-software related professional services and other revenues.

	For the Three Months Ended December 31, 2021
	Merchant Services	Proprietary Software and Payments	Other	Total
Software and related services revenue	$2,962	$33,384	$(8)	$36,338
Payments revenue	24,304	9,166	(4)	33,466
Other revenue	1,911	2,224	—	4,135
Total revenue	$29,177	$44,774	$(12)	$73,939

	For the Three Months Ended December 31, 2020
	Merchant Services	Proprietary Software and Payments	Other	Total
Software and related services revenue	$2,929	$13,856	$—	$16,785
Payments revenue	20,541	5,497	(426)	25,612
Other revenue	1,591	640	(7)	2,224
Total revenue	$25,061	$19,993	$(433)	$44,621

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

	For the Three Months Ended December 31, 2021
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue earned over time	$22,734	$31,288	$(8)	$54,014
Revenue earned at a point in time	6,443	13,486	(4)	19,925
Total revenue	$29,177	$44,774	$(12)	$73,939

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

	For the Three Months Ended December 31, 2020
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue earned over time	$18,102	$14,937	$(388)	$32,651
Revenue earned at a point in time	6,959	5,056	(45)	11,970
Total revenue	$25,061	$19,993	$(433)	$44,621

Contract Assets
The Company bills for certain software and related services sales and fixed fee professional services upon pre-determined milestones in the contracts. Therefore, the Company may have contract assets other than trade accounts receivable for performance obligations that are partially completed, which would typically represent consulting services provided before a milestone is completed in a contract. Unbilled amounts associated with these services are presented as accounts receivable as the Company has an unconditional right to payment for services performed.
As of December 31, 2021 and September 30, 2021, the Company’s contract assets from contracts with customers was $4,030 and $1,505, respectively.
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
The following tables present the changes in deferred revenue as of and for the three months ended December 31, 2021 and 2020, respectively:

Balance at September 30, 2021	$30,024
Deferral of revenue	21,032
Recognition of unearned revenue	(15,735)
Balance at December 31, 2021	$35,321

Balance at September 30, 2020	$11,054
Deferral of revenue	22,142
Recognition of unearned revenue	(7,541)
Balance at December 31, 2020	$25,655

Costs to Obtain and Fulfill a Contract
The Company capitalizes incremental costs to obtain new contracts and contract renewals and amortizes these costs on a straight-line basis as an expense over the benefit period, which is generally the contract term, unless a commensurate payment is not expected at renewal. As of December 31, 2021 and 2020 the Company had $4,087 and $3,356, respectively, of capitalized contract costs, which relates to commissions paid to employees and agents as well as other incentives given to customers to obtain new sales, included within “Other

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
assets" on the condensed consolidated balance sheets. The Company recorded expense related to these costs of $167 and $119 for the three months ended December 31, 2021, and 2020 respectively.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The amendments in ASU No. 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company’s financial assets impacted by this ASU include primarily accounts receivable, settlement processing assets, and certain other receivables. The Company adopted this ASU on October 1, 2021. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
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
The adoption of ASU 2021-08 resulted in adjustments to the fair values assigned to goodwill and deferred revenue assumed as of the acquisition dates of acquisitions occurring during the year ended September 30, 2021, and an increase in revenue for the year ended September 30, 2021 due to recognition of revenue earned during the period for deferred revenue contracts acquired in business combinations. The following tables present the material impacts of adopting ASU 2021-08 on the Company's condensed consolidated balance sheets as of December 31, 2020:

	As of December 31, 2020
	Excluding impacts of adoption of ASU 2021-08	Adjustment	Presentation with adoption of ASU 2021-08
Assets
Goodwill	$219,912	$2,993	$222,905
Deferred tax asset	$44,966	$(303)	$44,663
Liabilities and equity
Liabilities
Current liabilities
Deferred revenue	$23,868	$1,686	$25,554
Stockholders' equity
Additional paid-in-capital	$169,097	$(31)	$169,066
Accumulated deficit	$(4,595)	$574	$(4,021)
Non-controlling interest	$76,928	$461	$77,389

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following tables present the material impacts of adoption of ASU 2021-08 on the Company's condensed consolidated statements of operations for the three months ended December 31, 2020:

	Three months ended December 31, 2020
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
The following tables present the material impacts of adoption of ASU 2021-08 on the Company's condensed consolidated statement of changes in equity for the three months ended December 31, 2020:

	Three months ended December 31, 2020
	Excluding impacts of adoption of ASU 2021-08	Adjustment	Presentation with adoption of ASU 2021-08
Net loss	$(4,121)	$1,099	$(3,022)
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	$1,257	$(95)	$1,162
Balance at December 31, 2020	$241,433	$1,004	$242,437
The following tables present the material impacts of adoption of ASU 2021-08 on the Company's condensed consolidated statements of cash flows for the three months ended December 31, 2020:

	Three months ended December 31, 2020
	Excluding impacts of adoption of ASU 2021-08	Adjustment	Presentation with adoption of ASU 2021-08
Cash flows from operating activities:
Net loss	$(4,121)	$1,099	$(3,022)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Benefit from deferred income taxes	$(219)	$209	$(10)
Changes in operating liabilities:
Deferred revenue	$7,870	$(1,307)	$6,563
Other long-term liabilities	$6,038	$(1)	$6,037
Recently Issued Accounting Pronouncements Not Yet Adopted
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

3. ACQUISITIONS
During the three months ended December 31, 2021 and 2020 the Company acquired the following intangible assets and businesses:
Business Combinations during the three months ended December 31, 2021
During the three months ended December 31, 2021, the Company completed the acquisition of two businesses to expand the Company’s software offerings in the public sector and healthcare vertical markets. Certain of the purchase price allocations assigned for these acquisitions are considered preliminary as of December 31, 2021.
Total purchase consideration was $100,481, including $95,000 in cash consideration, funded by proceeds from the Company's revolving credit facility, and $5,481 of contingent consideration.
The goodwill associated with one of the two acquisitions is deductible for tax purposes. The acquired merchant relationships intangible assets have estimated amortization periods of between nine and nineteen years. The non-compete agreement and trade names have estimated amortization periods of five years. The weighted-average amortization period for all intangibles acquired is fourteen years. The acquired capitalized software has a weighted-average amortization period of seven years.
Acquisition-related costs for these businesses amounted to approximately $228 and were expensed as incurred.
Certain provisions in the purchase agreements provide for additional consideration of up to $18,000, in the aggregate, to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreements, through no later than December 2023. The Company determined the acquisition date fair values of the liabilities for the contingent consideration based on probability forecasts and discounted cash flow analyses. In each subsequent reporting period, the Company will reassess its current estimates of performance

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
relative to the targets and adjust the contingent liabilities to their fair values through earnings. See additional disclosures in Note 10.
Summary of Business Combinations during the three months ended December 31, 2021
The fair values assigned to certain assets and liabilities assumed, as of the acquisition dates, were as follows:

Total
Accounts receivable	$223
Settlement assets	685
Prepaid expenses and other current assets	44
Property and equipment	181
Capitalized software	9,500
Acquired merchant relationships	38,700
Non-compete agreements	—
Trade name	1,500
Goodwill	57,354
Operating lease right-of-use assets	263
Other assets	22
Total assets acquired	108,472

Accounts Payable	—
Accrued expenses and other current liabilities	75
Settlement obligations	685
Deferred revenue, current	—
Current portion of operating lease liabilities	82
Operating lease liabilities, less current portion	181
Other long-term liabilities	6,968
Net assets acquired	$100,481
Pro Forma Results of Operations for Business Combinations during the three months ended December 31, 2021
The following unaudited supplemental pro forma results of operations have been prepared as though each of the acquired businesses in the three months ended December 31, 2021 had occurred on October 1, 2020. Pro forma adjustments were made to reflect the impact of depreciation and amortization, changes to executive compensation and the increased debt, all in accordance with ASC 805. This supplemental pro forma information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made on these dates, or of results of operations that may occur in the future.

	Three months ended December 31,
	2021	2020
Revenue	$76,416	$54,134
Net loss	$(7,029)	$(4,912)
Business Combinations during the year ended September 30, 2021
During the year ended September 30, 2021, the Company completed the acquisitions of eight unrelated businesses, including Business Information Systems, Inc., ImageSoft Inc., and six other collectively material businesses.

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
Certain provisions in the merger agreement provide for additional consideration of up to $16,000 in the aggregate, to be paid based upon achievement of specified financial performance targets, as defined in the purchase agreement, in the 24 months from February 1, 2021 through January 31, 2023. The Company determined the acquisition date fair value of the liability for the contingent consideration based on a probability forecast and discounted cash flow analysis. In each subsequent reporting period, the Company will reassess the current estimates of performance relative to the targets and adjust the contingent liability to its fair value through earnings. See additional disclosures in Note 10.
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
Certain provisions in the merger agreement provide for additional consideration of up to $20,000 in the aggregate, to be paid based upon achievement of specified financial performance targets, as defined in the purchase agreement, in the 24 months from May 1, 2021 through April 30, 2023. The Company determined the acquisition date fair value of the liability for the contingent consideration based on a probability forecast and discounted cash flow analysis. In each subsequent reporting period, the Company will reassess the current estimates of performance relative to the targets and adjust the contingent liability to its fair value through earnings. See additional disclosures in Note 10.
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
For each of these businesses acquired, the goodwill associated with the acquisition is deductible for tax purposes. The acquired merchant relationships intangible assets have estimated amortization periods of between ten and twenty-five years. The non-compete agreement and trade names have estimated amortization periods of four years. The weighted-average amortization period for all intangibles acquired is sixteen years. The acquired capitalized software has a weighted-average amortization period of seven years.
Acquisition-related costs for these businesses amounted to approximately $1,101 and were expensed as incurred.
Certain provisions in the purchase agreements provide for additional consideration of up to $50,200, in the aggregate, to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreements, through no later than June 2023. The Company determined the acquisition date fair values of the liabilities for the contingent consideration based on probability forecasts and discounted cash flow analyses. In each subsequent reporting period, the Company will reassess its current estimates of performance relative to the targets and adjust the contingent liabilities to their fair values through earnings. See additional disclosures in Note 10.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Summary of Business Combinations during the year ended September 30, 2021
The fair values assigned to certain assets and liabilities assumed, as of the acquisition dates, during the year ended September 30, 2021 were as follows:

	BIS	ImageSoft, Inc.	Other	Total
Accounts receivable	$1,567	$4,997	$3,216	$9,780
Settlement assets	6,889	120	—	7,009
Inventories	458	—	161	619
Prepaid expenses and other current assets	10	2,897	2,024	4,931
Property and equipment	206	433	312	951
Capitalized software	15,200	5,200	4,100	24,500
Acquired merchant relationships	32,300	16,300	24,040	72,640
Non-compete agreements	100	610	390	1,100
Trade name	700	1,100	840	2,640
Goodwill	46,660	22,408	35,906	104,974
Operating lease right-of-use assets	—	332	484	816
Other assets	—	6	32	38
Total assets acquired	104,090	54,403	71,505	229,998

Accrued expenses and other current liabilities	138	910	1	1,049
Settlement obligations	6,889	120	—	7,009
Deferred revenue, current	1,568	6,748	5,505	13,821
Current portion of operating lease liabilities	—	75	221	296
Operating lease liabilities, less current portion	—	250	251	501
Net assets acquired	$95,495	$46,300	$65,527	$207,322
The fair values assigned were updated to reflect the retrospective adoption of ASU 2021-08, which resulted in increases to the fair values assigned to deferred revenue and goodwill as of the acquisition dates. Refer to Note 2 for further discussion.
4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
A summary of the Company's prepaid expenses and other current assets as of December 31, 2021 and September 30, 2021 is as follows:

	December 31,	September 30,
	2021	2021
Inventory	$3,071	$2,220
Prepaid licenses	8,256	4,646
Prepaid insurance	1,398	1,074
Other current assets	2,889	3,274
Prepaid expenses and other current assets	$15,614	$11,214

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
5. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill are as follows:

	Merchant Services	Proprietary Software and Payments	Other	Total
Balance at September 30, 2021	$119,086	$173,157	$—	$292,243
Goodwill attributable to preliminary purchase price adjustments and acquisitions during the three months ended December 31,2021	—	57,354	—	57,354
Balance at December 31, 2021	$119,086	$230,511	$—	$349,597
Intangible assets consisted of the following as of December 31, 2021:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Merchant relationships	$265,911	$(69,212)	$196,699	9 to 25 years – accelerated or straight-line
Non-compete agreements	1,478	(624)	854	3 to 6 years – straight-line
Website and brand development costs	218	(116)	102	3 to 4 years – straight-line
Trade names	7,820	(3,066)	4,754	3 to 7 years – straight-line
Residual buyouts	6,718	(1,617)	5,101	8 years – straight-line
Referral and exclusivity agreements	800	(613)	187	5 years – straight-line
Total finite-lived intangible assets	282,945	(75,248)	207,697

Indefinite-lived intangible assets:
Trademarks	42	—	42
Total identifiable intangible assets	$282,987	$(75,248)	$207,739

Amortization expense for intangible assets amounted to $4,178 and $3,360 during the three months ended December 31, 2021, and 2020 respectively.
Based on net carrying amounts at December 31, 2021, the Company's estimate of future amortization expense for intangible assets are presented in the table below for fiscal years ending September 30:

2022 (nine months remaining)	$13,712
2023	17,517
2024	16,534
2025	16,250
2026	15,855
Thereafter	127,829
$207,697

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
A summary of the Company's accrued expenses and other current liabilities as of December 31, 2021 and September 30, 2021 is as follows is as follows:

	December 31,	September 30,
	2021	2021
Accrued wages, bonuses, commissions and vacation	$6,808	$6,649
Accrued interest	713	271
Accrued contingent consideration — current portion	26,703	25,768
Escrow liabilities	14,851	9,067
Customer deposits	1,842	1,913
Employee health self-insurance liability	648	1,032
Other current liabilities(1)	42,130	6,115
Accrued expenses and other current liabilities	$93,695	$50,815
__________________________
1.The Company accrued $35,000 as of December 31, 2021 for the purchase of an acquisition that was effective on December 31, 2021, but for which the Company did not transfer cash until January 3, 2022. See Note 3 to our interim consolidated financial statements for further discussion of acquisitions.

7. LONG-TERM DEBT, NET
A summary of long-term debt, net as of December 31, 2021 and September 30, 2021 is as follows:

		December 31,	September 30,
	Maturity	2021	2021
Revolving lines of credit to banks under the Senior Secured Credit Facility	May 9, 2024	$159,506	$104,396
1% Exchangeable Senior Notes due 2025	February 15, 2025	100,970	99,808
Debt issuance costs, net		(3,346)	(3,599)
Total long-term debt, net of issuance costs		$257,130	$200,605
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
If the Company or i3 Verticals, LLC undergoes a fundamental change, holders may require i3 Verticals, LLC to repurchase all or part of their Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Notes to be repurchased, plus accrued and unpaid interest to, but not including, the fundamental change repurchase date. As of December 31, 2021, none of the conditions permitting the holders of the Exchangeable Notes to early convert have been met.
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
The Company incurred third-party issuance costs totaling $5,238, in connection with the issuance of the Exchangeable Notes. The Company capitalized $4,150 of debt issuance costs in connection with the

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Exchangeable Notes and allocated $1,088 of the third-party issuance costs to equity. Non-cash interest expense, including amortization of debt issuance costs, related to the Exchangeable Notes for the three months ended December 31, 2021 and 2020 was $159, and $140, respectively. The Company also wrote off a portion of the debt issuance costs in connection with the repurchase transactions in April and September 2020, as described below. Total unamortized debt issuance costs related to the Exchangeable Notes were $2,446 as of December 31, 2021.
The estimated fair value of the Exchangeable Notes was $107,684 as of December 31, 2021. The estimated fair value of the Exchangeable Notes was determined through consideration of quoted market prices for similar instruments. The fair value is classified as Level 2, as defined in Note 10.
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
The Senior Secured Credit Facility accrues interest at the London Inter Bank Offered Rate ("LIBOR") (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) plus an applicable margin of 2.25% to 3.25% (3.25% as of December 31, 2021), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%), plus an applicable margin of 0.25% to 1.25% (1.25% as of December 31, 2021), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires the Company to pay unused commitment fees of 0.15% to 0.30% (0.30% as of December 31, 2021) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The maturity date of the Senior Secured Credit Facility is May 9, 2024. The Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00, (ii) a maximum total leverage ratio of 5.00 to 1.00, provided, that for each of the four fiscal quarters immediately following a qualified acquisition (each a “Leverage Increase Period”), the required ratio set forth above may be increased by up to 0.25, subject to certain limitations and (iii) a maximum consolidated senior secured leverage ratio of 3.25 to 1.00, provided, that for each Leverage Increase Period, the consolidated senior leverage ratio may be increased by up to 0.25, subject to certain limitations. As of December 31, 2021, the Company was in compliance with these covenants, and there was $115,494 available for borrowing under the revolving credit facility, subject to the financial covenants.
The Senior Secured Credit Facility is secured by substantially all assets of the Company. The lenders under the Senior Secured Credit Facility hold senior rights to collateral and principal repayment over all other creditors.
The provisions of the Senior Secured Credit Facility place certain restrictions and limitations upon the Company. These include, among others, restrictions on liens, investments, indebtedness, fundamental changes and dispositions; maintenance of certain financial ratios; and certain non-financial covenants pertaining to the activities of the Company during the period covered. The Company was in compliance with such covenants as of December 31, 2021. In addition, the Senior Secured Credit Facility restricts the Company's ability to make dividends or other distributions to the holders of the Company's equity. The Company is permitted to (i) make cash distributions to the holders of the Company's equity in order to pay taxes incurred by owners of equity in i3 Verticals, LLC, by reason of such ownership, (ii) move intercompany cash between subsidiaries that are joined to the Senior Secured Credit Facility, (iii) repurchase equity from employees, directors, officers or consultants in an aggregate amount not to exceed $3,000 per year, (iv) make certain payments in connection with the Tax Receivable Agreement, and (v) make other dividends or distributions in an aggregate amount not to exceed 5% of the net cash proceeds received from any additional common equity issuance. The Company is also permitted to make non-cash dividends in the form of additional equity issuances. Each subsidiary may make ratable distributions to persons that own equity interests in such subsidiary. All other forms of dividends or distributions are prohibited under the Senior Secured Credit Facility.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Debt Issuance Costs
The Company incurred no debt issuance costs during the three months ended December 31, 2021 and 2020. The Company's debt issuance costs are being amortized over the related term of the debt using the straight-line method, which is not materially different than the effective interest rate method, and are presented net against long-term debt in the condensed consolidated balance sheets. The amortization of deferred debt issuance costs is included in interest expense and amounted to approximately $254 and $235 during the three months ended December 31, 2021, and 2020, respectively.

8. INCOME TAXES
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
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. When the estimate of the annual effective tax rate is unreliable, the Company records its income tax expense or benefit based up on a period to date effective tax rate. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the Company’s estimated tax rate changes, it makes a cumulative adjustment in that period. The Company’s provision for income taxes was a benefit of $228 and $10 for the three months ended December 31, 2021, and 2020, respectively.
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
During the three months ended December 31, 2021, the Company acquired an aggregate of 15,000 Common Units in Verticals, LLC in connection with the redemption of Common Units from the Continuing Equity Owners, which resulted in an increase in the tax basis of our investment in i3 Verticals, LLC subject to the provisions of the Tax Receivable Agreement. As a result of the exchange, during the three months ended December 31, 2021, the Company recognized an increase to its net deferred tax assets in the amount of $96, and corresponding Tax Receivable Agreement liabilities of $81, representing 85% of the tax benefits due to the Continuing Equity Owners.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The deferred tax asset and corresponding Tax Receivable Agreement liability balances were $41,104 and $39,204, respectively, as of December 31, 2021.
Payments to the Continuing Equity Owners related to exchanges through December 31, 2021 will range from $0 to $3,180 per year and are expected to be paid over the next 26 years. The amounts recorded as of December 31, 2021, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

9. LEASES
The Company’s leases consist primarily of real estate leases throughout the markets in which the Company operates. At contract inception, the Company determines whether an arrangement is or contains a lease, and for each identified lease, evaluates the classification as operating or financing. The Company had no finance leases as of December 31, 2021. Leased assets and obligations are recognized at the lease commencement date based on the present value of fixed lease payments to be made over the term of the lease. Renewal and termination options are factored into determination of the lease term only if the option is reasonably certain to be exercised. The weighted-average remaining lease term at December 31, 2021 and 2020 was five and five years, respectively. The Company had no significant short-term leases during the three months ended December 31, 2021 and 2020.
The Company’s leases do not provide a readily determinable implicit interest rate and the Company uses its incremental borrowing rate to measure the lease liability and corresponding right-of-use asset. The incremental borrowing rates were determined based on a portfolio approach considering the Company’s current secured borrowing rate adjusted for market conditions and the length of the lease term. The weighted-average discount rate used in the measurement of our lease liabilities was 6.7% and 6.8% as of December 31, 2021 and 2020, respectively.
Operating lease cost is recognized on a straight-line basis over the lease term. Operating lease costs for the three months ended December 31, 2021 and December 31, 2020 were $1,491 and $854, respectively which are included in selling, general and administrative expenses in the condensed consolidated statements of operations.
Total operating lease costs for the three months ended December 31, 2021 and December 31, 2020 include variable lease costs of approximately $38 and $1, respectively, which are primarily comprised of costs of maintenance and utilities and changes in rates, and are determined based on the actual costs incurred during the period. Variable payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.
Short-term rent expense for the three months ended December 31, 2021 and December 31, 2020 was $47 and $58, respectively, and are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
As of December 31, 2021, maturities of lease liabilities are as follows:

Years ending September 30:
2022 (nine months remaining)	$4,329
2023	5,345
2024	4,550
2025	3,835
2026	3,136
Thereafter	3,456
Total future minimum lease payments (undiscounted)(1)	24,651
Less: present value discount	(3,593)
Present value of lease liability	$21,058
__________________________
1.Total future minimum lease payments excludes payments of $60 for leases designated as short-term leases, which are excluded from the Company's right-of-use assets. These payments will be made within the next twelve months.

10. FAIR VALUE MEASUREMENTS
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
The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, settlement assets and obligations, accounts receivable, other assets, accounts payable, and accrued expenses, approximated their fair values as of December 31, 2021 and 2020, because of the relatively short maturity dates on these instruments. The carrying amount of debt approximates fair value as of December 31, 2021 and 2020, because interest rates on these instruments approximate market interest rates.

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

Accrued Contingent Consideration
Balance at September 30, 2021	$36,229
Contingent consideration accrued at time of business combination	5,481
Change in fair value of contingent consideration included in Operating expenses	4,927
Contingent consideration paid	(9,755)
Balance at December 31, 2021	$36,882

Accrued Contingent Consideration
Balance at September 30, 2020	$13,034
Contingent consideration accrued at time of business combination	10,440
Change in fair value of contingent consideration included in Operating expenses	1,904
Contingent consideration paid	(5,851)
Balance at December 31, 2020	$19,527
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
Approximately $26,703 and $25,768 of contingent consideration was recorded in accrued expenses and other current liabilities as of December 31, 2021 and September 30, 2021, respectively. Approximately $10,179 and $10,461 of contingent consideration was recorded in other long-term liabilities as of December 31, 2021 and September 30, 2021, respectively.
Disclosure of Fair Values
The Company's financial instruments that are not remeasured at fair value include the Exchangeable Notes (see Note 7). The Company estimates the fair value of the Exchangeable Notes through consideration of quoted market prices of similar instruments, classified as Level 2 as described above. The estimated fair value of the Exchangeable Notes was $107,684 as of December 31, 2021.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
11. EQUITY-BASED COMPENSATION
A summary of equity-based compensation expense recognized during the three months ended December 31, 2021 and 2020 is as follows:

	Three months ended December 31,
	2021	2020
Stock options	$6,624	$3,441
Amounts are included in general and administrative expense on the condensed consolidated statements of operations. Income tax benefits of $27 and $205 were recognized during the three months ended December 31, 2021 and 2020, respectively.
Stock Options
In May 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) under which the Company may grant up to 3,500,000 stock options and other equity-based awards to employees, directors and officers. The number of shares of Class A common stock available for issuance under the 2018 Plan includes an annual increase on the first day of each year, beginning with the 2019 calendar year, equal to 4.0% of the outstanding shares of all classes of the Company's common stock as of the last day of the immediately preceding calendar year, unless the Company’s board of directors determines prior to the last trading day of December of the immediately preceding calendar year that the increase shall be less than 4.0%. As of December 31, 2021, there were 262,692 equity awards available for grant under the 2018 Plan.
In September 2020, the Company adopted the 2020 Acquisition Equity Incentive Plan (the “2020 Inducement Plan”) under which the Company may grant up to 1,500,000 stock options and other equity-based awards to individuals that were not previously employees of the Company or its subsidiaries in connection with acquisitions, as a material inducement to the individual's entry into employment with the Company or its subsidiaries within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. In May 2021, the Company amended the 2020 Inducement Plan to increase the number of shares of the Company's Class A common stock available for issuance from 1,500,000 to 3,000,000 shares. As of December 31, 2021, there were 892,072 equity awards available for grant under the 2020 Inducement Plan.
The fair value of the stock option awards during the three months ended December 31, 2021 and during the year ended September 30, 2021 was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	December 31, 2021	September 30, 2021
Expected volatility(1)	55.8%	59.7%
Expected dividend yield(2)	—%	—%
Expected term(3)	6 years	6 years
Risk-free interest rate(4)	1.2%	0.7%
_________________
1.Expected volatility is based on the Company's own share price.
2.The Company has assumed a dividend yield of zero as management has no plans to declare dividends in the foreseeable future.
3.Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.
4.The risk-free rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
A summary of stock option activity for the three months ended December 31, 2021 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	7,547,622	$25.26
Granted	942,821	23.19
Exercised	(43,889)	15.17
Forfeited	(147,336)	30.05
Outstanding at end of period	8,299,218	$24.99
The weighted-average grant date fair value of stock options granted during the three months ended December 31, 2021 was $12.14. As of December 31, 2021, there were 8,299,218 stock options outstanding, of which 3,339,373 were exercisable. As of December 31, 2021, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $45,867, which is expected to be recognized over a weighted-average period of two years. The Company's policy is to account for forfeitures of stock-based compensation awards as they occur. The total fair value of stock options that vested during the three months ended December 31, 2021 was $4,941.

12. COMMITMENTS AND CONTINGENCIES
Leases
The Company utilizes office space and equipment under operating leases. Rent expense under these leases amounted to $1,494 and $912 during the three months ended December 31, 2021 and 2020, respectively. Refer to Note 9 for further discussion and a table of the future minimum payments under these leases.
Minimum Processing Commitments
The Company has non-exclusive agreements with several processors to provide the Company services related to transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Certain of these agreements require the Company to submit a minimum monthly number of transactions for processing. If the Company submits a number of transactions that is lower than the minimum, it is required to pay to the processor the fees the processor would have received if the Company had submitted the required minimum number of transactions. As of December 31, 2021, such minimum fee commitments were as follows:

Years ending September 30:
2022 (nine months remaining)	$2,923
2023	2,690
2024	450
2025	—
2026	—
Thereafter	—
Total	$6,063

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Third Party Sales Organization Buyout Agreement
The Company has conditionally committed to a future buyout of the third party's business at the earlier of (a) the 60th day following the date upon which the founder of the third party sales organization dies or becomes disabled or (b) the 60th day following July 1, 2023. The buyout amount is dependent on certain financial metrics but is capped at $29,000, which would be net of repayment of secured loans. The buyout also contains certain provisions to provide additional consideration of up to $9,000, in the aggregate, to be paid based on the achievement of specified financial performance targets, following the buyout. As the eventual financial metrics are not known, the amount of the buyout transaction as well as the additional consideration are not able to be estimated at this time.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The assets of the S&S business were acquired from South Pointe by the Company in 2018 for $17,000, including upfront cash consideration and contingent consideration, and provides software and payments services within the Company’s Public Sector vertical to local government agencies almost exclusively in Louisiana.
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

13. RELATED PARTY TRANSACTIONS
In connection with the Company’s IPO, the Company and i3 Verticals, LLC entered into a Tax Receivable Agreement with the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that it actually realizes, or in some circumstances, is deemed to realize in its tax reporting, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of Common Units of i3 Verticals, LLC for Class A common stock of i3 Verticals, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. See Note 8 for further information. As of December 31, 2021, the total amount due under the Tax Receivable Agreement was $39,204.

14. SEGMENTS
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
The Company primarily uses processing margin to measure operating performance. Processing margin is equal to revenue less other cost of services plus residuals expense, which are a component of other cost of services. The following is a summary of reportable segment operating performance for the three months ended December 31, 2021 and 2020.

	As of and for the Three Months Ended December 31, 2021
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$29,177	$44,774	$(12)	$73,939
Other costs of services	(13,442)	(3,080)	12	(16,510)
Residuals	8,181	343	(4)	8,520
Processing margin	$23,916	$42,037	$(4)	$65,949

Residuals				(8,520)
Selling general and administrative				(46,387)
Depreciation and amortization				(6,870)
Change in fair value of contingent consideration				(4,927)
Loss from operations				$(755)

Total assets	$206,780	$507,399	$62,257	$776,436
Goodwill	$119,086	$230,511	$—	$349,597

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

	As of and for the Three months ended December 31, 2020(1)
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$25,061	$19,993	$(433)	$44,621
Other costs of services	(10,841)	(3,257)	432	(13,666)
Residuals	5,944	257	(426)	5,775
Processing margin	$20,164	$16,993	$(427)	$36,730

Residuals				(5,775)
Selling general and administrative				(24,962)
Depreciation and amortization				(5,092)
Change in fair value of contingent consideration				(1,904)
Loss from operations				$(1,003)

Total assets	$213,093	$224,925	$62,361	$500,379
Goodwill	$119,079	$103,826	$—	$222,905
__________________________
1.Effective October 1, 2020, the Company's financial statements are presented in accordance with ASU 2021-08, Accounting Standards Codification Topic 805, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. See Note 2 to the interim consolidated financial statements for a description of the recently adopted accounting pronouncement.

The Company has not disclosed expenditures on long-lived assets as such expenditures are not reviewed by or provided to the chief operating decision maker.

15. NON-CONTROLLING INTEREST
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
As of December 31, 2021, i3 Verticals, Inc. owned 22,064,317 of i3 Verticals, LLC's Common Units, representing a 68.4% economic ownership interest in i3 Verticals, LLC.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following table summarizes the impact on equity due to changes in the Company's ownership interest in i3 Verticals, LLC:

	Three months ended December 31,
	2021	2020
Net loss attributable to non-controlling interest	$(1,153)	$(1,024)
Transfers to (from) non-controlling interests:
Redemption of common units in i3 Verticals, LLC	(123)	(7,185)
Allocation of equity to non-controlling interests	1,899	1,008
Net transfers to (from) non-controlling interests	1,776	(6,177)
Change from net loss attributable to non-controlling interests and transfers to (from) non-controlling interests	$623	$(7,201)
__________________________
1.Effective October 1, 2020, the Company's financial statements are presented in accordance with ASU 2021-08, Accounting Standards Codification Topic 805, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. See Note 2 to the interim consolidated financial statements for a description of the recently adopted accounting pronouncement.

16. EARNINGS PER SHARE
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the three months ended December 31, 2021 and 2020:

	Three months ended December 31,
	2021	2020)1)
Basic(2) and diluted(3) net loss per share:
Numerator
Net loss	$(3,681)	$(3,022)
Less: Net loss attributable to non-controlling interests	(1,153)	(1,024)
Net loss attributable to Class A common stockholders	$(2,528)	$(1,998)
Denominator
Weighted average shares of Class A common stock outstanding	22,042,801	19,129,056
Basic and diluted net loss per share	$(0.11)	$(0.10)
__________________________
1.Effective October 1, 2020, the Company's financial statements are presented in accordance with ASU 2021-08, Accounting Standards Codification Topic 805, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. See Note 2 to the interim consolidated financial statements for a description of the recently adopted accounting pronouncement.
2.Excludes 18,869 restricted Class A common stock units for the three months ended December 31, 2020.
3.For the three months ended December 31, 2021 and 2020, all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net loss per share of Class A common stock:
a.10,222,946 and 11,668.199 shares of weighted average Class B common stock for the three months ended December 31, 2021 and 2020, respectively, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive,
b.5,444,557 and 1,251,600 stock options for the three months ended December 31, 2021 and 2020, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive,

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
c.606,942 and 1,212,584 shares for the three months ended December 31, 2021 and 2020, respectively, resulting from estimated stock option exercises as calculated by the treasury stock method were excluded because of the effect of including them would have been anti dilutive, and 18,869 restricted Class A common units for the three months ended December 31, 2020 were excluded because the effect of including them would have been anti-dilutive.

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
The Warrants sold in connection with the issuance of the Exchangeable Notes are considered to be dilutive when the average price of the Company's Class A common stock during the period exceeds the Warrants' stock price of $62.88 per share. The effect of the additional shares that may be issued upon exercise of the Warrants will be included in the weighted average shares of Class A common stock outstanding—diluted using the treasury stock method. The Note Hedge Transactions purchased in connection with the issuance of the Exchangeable Notes are considered to be anti-dilutive and therefore do not impact our calculation of diluted net income per share. Refer to Note 7 for further discussion regarding the Exchangeable Notes.
Shares of the Company's Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

17. SIGNIFICANT NON-CASH TRANSACTIONS
The Company engaged in the following significant non-cash investing and financing activities during the three months ended December 31, 2021 and 2020:

	Three months ended December 31,
	2021	2020
Acquisition date fair value of contingent consideration in connection with business combinations	$5,481	$3,400
Right-of-use assets obtained in exchange for operating lease obligations	$6,820	$11,251
Purchase consideration accrued for December 31, 2021 acquisition	$35,000	$—

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2021 (“Form 10-K”), filed with the SEC on November 22, 2021. The terms “i3 Verticals,” “we,” “us” and “our” and similar references refer (1) before the completion of our IPO or the reorganization transactions entered into in connection therewith (the “Reorganization Transactions”), which are described in the notes to the condensed consolidated financial statements, to i3 Verticals, LLC and, where appropriate, its subsidiaries, and (2) after the Reorganization Transactions to i3 Verticals, Inc. and, where appropriate, its subsidiaries.
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
•our indebtedness and our ability to maintain compliance with the financial covenants in our Senior Secured Credit Facility (as defined below), particularly in light of the impacts of the COVID-19 pandemic;
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
•the impact of government investigations, claims, and litigation;
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

COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and other parts of the world. The spread of COVID-19 and its variant strains brought about many precautions at the state and local government levels to mitigate the spread of the virus, including the closure of local government facilities and parks, schools, restaurants, many businesses and other locations of public assembly. Throughout fiscal years 2020, 2021 and 2022, governments have imposed and reimposed restrictions in response to increased transmission rates of COVID-19 and eased such restrictions once the transmission rates declined across multiple cycles.
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
At December 31, 2021, we had $3.4 million of cash and cash equivalents and $115.5 million of available capacity under our Senior Secured Credit Facility subject to our financial covenants. As of December 31, 2021, we were in compliance with these covenants with a consolidated interest coverage ratio, total leverage ratio and consolidated senior leverage ratio of 9.18x, 3.82x and 2.18x, respectively. For additional information about our Senior Secured Credit Facility and Exchangeable Notes, see the section entitled “Liquidity and Capital Resources” below.
Acquisitions
Acquisitions during the three months ended December 31, 2021
We completed the acquisition of substantially all of the assets of two businesses to expand our software offerings, in the public sector and healthcare verticals. Total purchase consideration was $100.5 million, including $95.0 million in cash on hand and proceeds from the Company's revolving credit facility, and $5.5 million in contingent consideration.
Acquisitions during the three months ended December 31, 2020
On November 17, 2020, we completed the acquisition of substantially all of the assets of ImageSoft, Inc. to expand our software offerings, primarily in the public sector vertical. Total purchase consideration was $46.3 million, including $40.0 million in cash consideration, funded by proceeds from our revolving credit facility, and $6.3 million in contingent consideration.
During the three months ended December 31, 2020, we also completed the acquisition of three other businesses to expand the Company’s software offerings in the public sector and healthcare vertical markets, and to add proprietary technology that will augment the Company’s existing platform across several verticals. Total purchase consideration was $22.5 million, including $19.6 million in cash and revolving line of credit proceeds and $2.9 million of contingent consideration.
Our Revenue and Expenses
Revenues
We generate revenue from software licensing subscriptions, ongoing software support, volume-based payment processing fees (“discount fees”) and POS-related solutions that we provide to our clients directly and through our distribution partners. Volume-based fees represent a percentage of the dollar amount of each credit or debit transaction processed. Revenues are also derived from a variety of fixed transaction or service fees, including authorization fees, convenience fees, statement fees, annual fees and fees for other miscellaneous services, such as handling chargebacks.
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
Key Operating Metrics
We evaluate our performance through key operating metrics, including:
•annualized recurring revenue ("ARR");
•the dollar volume of payments our clients process through us (“payment volume”);
•the portion of our payment volume that is produced by integrated transactions; and
•period-to-period payment volume attrition.
ARR is the annualized revenue derived from software-as-a-service (“SaaS”) arrangements, software monetized with transaction-based fees, software maintenance, recurring software-based services, payments revenue and other recurring revenue sources within the quarter. This excludes contracts that are not recurring or are one-time in nature. We focus on ARR because it helps us to assess the health and trajectory of our business. ARR does not have a standardized definition and is therefore unlikely to be comparable to similarly titled measures presented by other companies. It should be reviewed independently of revenue and it is not a forecast. The active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers. ARR for the three months ended December 31, 2021 and 2020 was $240.4 million and $157.5 million, respectively, representing a period-to-period growth rate of 52.7%.

Our payment volume for the three months ended December 31, 2021 and 2020 was $5.3 billion and $3.8 billion, respectively, representing a period-to-period growth rate of 39.7%. We focus on payment volume because it is a reflection of the scale and economic activity of our client base and because a significant part of our revenue is derived as a percentage of our clients’ dollar volume receipts. Payment volume reflects the addition of new clients and same store payment volume growth of existing clients, partially offset by client attrition during the period.
Integrated payments represent payment transactions that are generated in situations where payment technology is embedded within our own proprietary software, a client’s software or critical business process. We evaluate the portion of our payment volume that is produced by integrated transactions because we believe the convergence of software and payments is a significant trend impacting our industry. We believe integrated payments create stronger client relationships with higher payment volume retention and growth. Integrated payments grew to 61% of our payment volume for the three months ended December 31, 2021 from 56% for the three months ended December 31, 2020.
We measure period-to-period payment volume attrition as the change in card-based payment volume for all clients that were processing with us for the same period in the prior year. We exclude from our calculations payment volume from new clients added during the period. We experience attrition in payment volume as a result of several factors, including business closures, transfers of clients’ accounts to our competitors and account closures that we initiate due to heightened credit risks. During the three months ended December 31, 2021, our average net volume attrition per month remained below 2%.

Results of Operations
Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020
The following table presents our historical results of operations for the periods indicated:

	Three months ended December 31,		Change
(in thousands)	2021	2020(1)	Amount	%

Revenue	$73,939	$44,621	$29,318	65.7%

Operating expenses
Other costs of services	16,510	13,666	2,844	20.8%
Selling, general and administrative	46,387	24,962	21,425	85.8%
Depreciation and amortization	6,870	5,092	1,778	34.9%
Change in fair value of contingent consideration	4,927	1,904	3,023	158.8%
Total operating expenses	74,694	45,624	29,070	63.7%

Loss from operations	(755)	(1,003)	248	(24.7)%

Interest expense, net	3,154	2,029	1,125	55.4%

Loss before income taxes	(3,909)	(3,032)	(877)	28.9%

Benefit from income taxes	(228)	(10)	(218)	21.8

Net loss	(3,681)	(3,022)	(659)	21.8%

Net loss attributable to non-controlling interest	(1,153)	(1,024)	(129)	12.6%
Net loss attributable to i3 Verticals, Inc.	$(2,528)	$(1,998)	$(530)	26.5%
n/m = not meaningful
__________________________
1.Effective October 1, 2020, the Company's financial statements are presented in accordance with ASU 2021-08, Accounting Standards Codification Topic 805, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. See Note 2 to the interim consolidated financial statements for a description of the recently adopted accounting pronouncement.

Revenue
Revenue increased $29.3 million, or 65.7%, to $73.9 million for the three months ended December 31, 2021 from $44.6 million for the three months ended December 31, 2020. This increase was principally driven by incremental revenue from acquisitions of $22.2 million, net of intercompany eliminations. Revenue from existing businesses contributed an additional $7.1 million of revenue, primarily due to an increase in payment volume from new and existing customers, and growth in software and related services revenues in our public sector vertical.
Revenue within Proprietary Software and Payments increased $24.8 million, or 123.9%, to $44.8 million for the three months ended December 31, 2021 from $20.0 million for the three months ended December 31, 2020. The increase was principally driven by growth in software and related services revenues in our public sector and healthcare verticals.
Revenue within Merchant Services increased $4.1 million, or 16.4%, to $29.2 million for the three months ended December 31, 2021 from $25.1 million for the three months ended December 31, 2020. Payment volume from new and existing customers increased $1.2 billion, or 34.6%, to $4.8 billion for the three months ended December 31, 2021 from $3.6 billion for the three months ended December 31, 2020.

Other Costs of Services
Other costs of services increased $2.8 million, or 20.8%, to $16.5 million for the three months ended December 31, 2021 from $13.7 million for the three months ended December 31, 2020. This increase was primarily driven by an increase in other cost of services within the Merchant Services segment driven by the increase in payment volume.
Other costs of services within Merchant Services increased $2.6 million, or 24.0%, to $13.4 million for the three months ended December 31, 2021 from $10.8 million for the three months ended December 31, 2020.
Other costs of services within Proprietary Software and Payments decreased $0.2 million, or 5.4%, to $3.1 million for the three months ended December 31, 2021 from $3.3 million for the three months ended December 31, 2020.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $21.4 million, or 85.8%, to $46.4 million for the three months ended December 31, 2021 from $25.0 million for the three months ended December 31, 2020. This increase was primarily driven by a $18.6 million increase in employment expenses, primarily resulting from an increase in headcount that resulted from acquisitions and an increase in stock compensation expense. The remaining increase was primarily driven by increases in technology expense, rental expense, and travel expenses.
Depreciation and Amortization
Depreciation and amortization increased $1.8 million, or 34.9%, to $6.9 million for the three months ended December 31, 2021 from $5.1 million for the three months ended December 31, 2020. Amortization expense increased $1.6 million to $6.2 million for the three months ended December 31, 2021 from $4.6 million for the three months ended December 31, 2020 primarily due to acquisitions completed during the 2021 and 2022 fiscal years. Depreciation expense increased $0.1 million to $0.6 million for the three months ended December 31, 2021 from $0.5 million for the three months ended December 31, 2020.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a charge of $4.9 million for the three months ended December 31, 2021 primarily due to the performance of some of our acquisitions exceeding our expectations. The change in fair value of contingent consideration for the three months ended December 31, 2020 was a charge of $1.9 million.
Interest Expense, net
Interest expense, net, increased $1.2 million, or 57.9%, to $3.2 million for the three months ended December 31, 2021 from $2.0 million for the three months ended December 31, 2020. The increase reflects a higher average outstanding debt balance for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020.
Benefit from Income Taxes
The benefit from income taxes decreased to a benefit of $0.2 million for the three months ended December 31, 2021 from a benefit of $10 thousand for three months ended December 31, 2020. Our effective tax rate was 5.8% for the three months ended December 31, 2021. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company. The income of majority owned i3 Verticals, LLC is not taxed and the separate loss of the Company has minimal tax effect due to the allocations from i3 Verticals, LLC. i3 Verticals, Inc. is subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.

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
Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash from operating activities. As of December 31, 2021, we had $3.4 million of cash and cash equivalents and available borrowing capacity of $115.5 million under our Senior Secured Credit Facility, subject to the financial covenants. We usually minimize cash balances by making payments on our revolving line of credit to minimize borrowings and interest expense. As of December 31, 2021, we had borrowings outstanding of $159.5 million under the Senior Secured Credit Facility.
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

Cash Flows
The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.
Three Months Ended December 31, 2021 and 2020

	Three months ended December 31,
	2021	2020(1)
	(in thousands)
Net cash provided by operating activities	$21,910	$12,038
Net cash used in investing activities	$(62,353)	$(61,329)
Net cash provided by financing activities	$49,223	$48,222
__________________________
1.The prior period amounts included in the statement of cash flows have been updated to correct settlement assets as restricted cash, which were previously reported as cash flows used in operating activities. These adjustments reflect an increase in prior year cash flows provided by operating activities of $84 thousand and a corresponding increase in cash, cash equivalents, and restricted cash at the end of the period.
Cash Flow from Operating Activities
Net cash provided by operating activities increased $9.9 million to $21.9 million for the three months ended December 31, 2021 from $12.0 million for the three months ended December 31, 2020. Our net loss declined from a net loss of $3.0 million for the three months ended December 31, 2020 to a net loss of $3.7 million for the three months ended December 31, 2021, most of this reduction was driven by non-cash expenses that do not impact cash flows from operating activities. The primary driver of the increase in cash provided by operating activities was an increase in equity-based compensation of $3.2 million and an increase in non-cash contingent consideration of $3.0 million. Other changes include increases in operating assets and liabilities of $2.1 million, which are impacted by the timing of collections and payments and an increase in depreciation and amortization of $1.8 million for the three months ended December 31, 2021 compared to the three months ended December 31, 2020.
Cash Flow from Investing Activities
Net cash used in investing activities increased $1.1 million to $62.4 million for the three months ended December 31, 2021 from $61.3 million for the three months ended December 31, 2020. The largest driver of cash used in investing activities for the three months ended December 31, 2021 was cash used in acquisitions, net of cash acquired. For the three months ended December 31, 2021, we used $60.0 million of cash for acquisitions, net of cash acquired compared to $59.6 million for the three months ended December 31, 2020. Additionally, expenditures for capitalized software increased $0.8 million for the three months ended December 31, 2021.
Cash Flow from Financing Activities
Net cash provided by financing activities increased $1.0 million to $49.2 million for the three months ended December 31, 2021 from $48.2 million for the three months ended December 31, 2020. The increase in net cash provided by financing activities was primarily the result of an increase in proceeds from the revolving credit facility of $16.8 million for three months ended December 31, 2021 from the three months ended December 31, 2020. These increases in cash provided by financing activities were partially offset by an increase in payments on the revolving credit facility of $11.0 million and an increase in cash paid for contingent consideration up to our original estimates of $4.5 million for the three months ended December 31, 2021 from the three months ended December 31, 2020.

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
The Senior Secured Credit Facility accrues interest at LIBOR (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) plus an applicable margin of 2.25% to 3.25% (3.25% as of December 31, 2021), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%), plus an applicable margin of 0.25% to 1.25% (1.25% as of December 31, 2021), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires us to pay unused commitment fees of 0.15% to 0.30% (0.30% as of December 31, 2021) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The maturity date of the Senior Secured Credit Facility is May 9, 2024. The Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00, (ii) a maximum total leverage ratio of 5.00 to 1.00, provided, that for each of the four fiscal quarters immediately following a qualified acquisition (each a “Leverage Increase Period”), the required ratio set forth above may be increased by up to 0.25, subject to certain limitations and (iii) a maximum consolidated senior secured leverage ratio of 3.25 to 1.00, provided, that for each Leverage Increase Period, the consolidated senior leverage ratio may be increased by up to 0.25, subject to certain limitations. As of December 31, 2021, we were in compliance with these covenants, and there was $115.5 million available for borrowing under the revolving credit facility, subject to the financial covenants.
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
At-the-Market Program
On August 20, 2021, we entered into an at-the-market offering sales agreement with Raymond James & Associates, Inc., Morgan Stanley & Co. LLC and BTIG, LLC (each a “Sales Agent”), as further amended on November 22, 2021, under which we may issue and sell, from time to time and through the Sales Agents, shares of our Class A common stock having an aggregate offering price of up to $125.0 million (the “ATM Program”). As of the date of this report, we have not sold any shares of Class A common stock under the ATM Program.

Material Cash Requirements
The following table summarizes our material cash requirements as of December 31, 2021 related to leases and borrowings:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(in thousands)
Processing minimums(1)	$6,063	$3,520	$2,543	$—	$—
Facility leases	24,711	5,828	9,466	6,414	3,003
Senior Secured Credit Facility and related interest(2)	171,417	5,360	166,057	—	—
Exchangeable Notes and related interest(3)	120,656	1,170	2,340	117,146	—
Contingent consideration(4)	36,882	26,703	10,179	—	—
Total	$359,729	$42,581	$190,585	$123,560	$3,003
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
2.We estimated interest payments through the maturity of our Senior Secured Credit Facility by applying the interest rate of 3.47% in effect on the outstanding balance as of December 31, 2021, plus the unused fee rate of 0.30% in effect as of December 31, 2021.
3.We calculated interest payments through the maturity of our Exchangeable Notes by applying the coupon interest rate of 1.0% on the principal balance as of December 31, 2021 of $117.0 million.
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
Tax Receivable Agreement
We are a party to a Tax Receivable Agreement with i3 Verticals, LLC and each of the Continuing Equity Owners, as described in Note 8 of our condensed consolidated financial statements. As a result of the Tax Receivable Agreement, we have been required to establish a liability in our condensed consolidated financial statements. That liability, which will increase upon the redemptions or exchanges of Common Units for our Class A common stock, generally represents 85% of the estimated future tax benefits, if any, relating to the increase in tax basis associated with the Common Units we received as a result of the Reorganization Transactions and other redemptions or exchanges by holders of Common Units. If this election is made, the accelerated payment will be based on the present value of 100% of the estimated future tax benefits and, as a result, the associated liability reported on our condensed consolidated financial statements may be increased. We expect that the payments required under the Tax Receivable Agreement will be substantial. The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges by the holders of Common Units, the price of our Class A common stock at the time of the redemption or exchange, whether such redemptions or exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable as well as the portion of our payments under the Tax Receivable Agreement constituting imputed interest. We intend to fund the payment of the amounts due under the Tax Receivable Agreement out of the cash savings that we actually realize in respect of the attributes to which Tax Receivable Agreement relates.

As of December 31, 2021, the total amount due under the Tax Receivable Agreement was $39.2 million, and payments to the Continuing Equity Owners related to exchanges through December 31, 2021 will range from $0 to $3.2 million per year and are expected to be paid over the next 26 years. The amounts recorded as of December 31, 2021, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.
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
As of December 31, 2021, there have been no significant changes to our critical accounting estimates disclosed in the Form 10-K filed with the SEC on November 22, 2021.
Recently Issued Accounting Pronouncements
As of December 31, 2021, there have been no significant changes to our recently issued accounting pronouncements disclosed in the Form 10-K filed with the SEC on November 22, 2021, except as described in Note 2 to our condensed consolidated financial statements.
Off-Balance Sheet Arrangements
As of December 31, 2021, we did not have any off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of December 31, 2021, the Senior Secured Credit Facility consists of a $275.0 million revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to $50.0 million in the aggregate (subject to the receipt of additional commitments for any such incremental loan amounts).
The Senior Secured Credit Facility accrues interest at LIBOR (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) plus an applicable margin of 2.25% to 3.25% (3.25% as of December 31, 2021), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%), plus an applicable margin of 0.25% to 1.25% (1.25% as of December 31, 2021), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires us to pay unused commitment fees of 0.15% to 0.30% (0.30% as of December 31, 2021) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The maturity date of the Senior Secured Credit Facility is May 9, 2024. The Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00, (ii) a maximum total leverage ratio of 5.00 to 1.00, provided, that for each of the four fiscal quarters immediately following a qualified acquisition (each a "Leverage Increase Period"), the required ratio set forth above may be increased by up to 0.25, subject to certain limitations and (iii) a maximum consolidated senior secured leverage ratio of 3.25 to 1.00, provided, that for each Leverage Increase Period, the consolidated senior leverage ratio may be increased by up to 0.25, subject to certain limitations. As of December 31, 2021, we were in compliance with these covenants, and there was $115.5 million available for borrowing under the revolving credit facility, subject to the financial covenants.
As of December 31, 2021, we had borrowings outstanding of $159.5 million under the Senior Secured Credit Facility. A 1.0% increase or decrease in the interest rate applicable to such borrowing (which is the LIBOR rate) would have a $1.6 million impact on the results of the business.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings
The information required with respect to this item can be found in Note 12 to the accompanying unaudited condensed consolidated financial statements contained in this report and is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Form 10-K for the fiscal year ended September 30, 2021 filed with the SEC on November 22, 2021.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended December 31, 2021, we issued an aggregate of 15,000 shares, of Class A common stock in exchange for an equivalent number of shares of Class B common stock and Common Units pursuant to the terms of the i3 Verticals, LLC Limited Liability Company Agreement. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

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

10.1
Amendment No. 1 to Sales Agreement by and among i3 Verticals, Inc., i3 Verticals, LLC, Raymond James & Associates, Inc., Morgan Stanley & Co, LLC and BTIG, LLC, dated as of November 22, 2021 (incorporated by reference to Exhibit 1.3 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-3 filed with the SEC on November 22, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in Inline XBRL and contained in Exhibit 101.

____________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

i3 Verticals, Inc.

		By:	/s/ Clay Whitson
Clay Whitson
Chief Financial Officer

Date:	February 9, 2022