Form 10-Q
period 2022-03-31
i3 Verticals, Inc.
filed 2022-05-10
CIK 1728688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of May 9, 2022, there were 22,245,660 outstanding shares of Class A common stock, $0.0001 par value per share, and 10,118,142 outstanding shares of Class B common stock, $0.0001 par value per share.

PART I. - FINANCIAL INFORMATION
Item 1.    Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	September 30,
	2022	2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$6,340	$3,641
Accounts receivable, net	42,585	38,500
Settlement assets	7,272	4,768
Prepaid expenses and other current assets	15,250	11,214
Total current assets	71,447	58,123
Property and equipment, net	5,625	5,902
Restricted cash	13,701	9,522
Capitalized software, net	50,913	41,371
Goodwill	349,454	292,243
Intangible assets, net	203,143	171,706
Deferred tax asset	48,764	49,992
Operating lease right-of-use assets	19,892	14,479
Other assets	9,717	8,462
Total assets	$772,656	$651,800

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$9,331	$7,865
Accrued expenses and other current liabilities	71,384	50,815
Settlement obligations	7,272	4,768
Deferred revenue	30,088	29,862
Current portion of operating lease liabilities	4,680	3,201
Total current liabilities	122,755	96,511
Long-term debt, less current portion and debt issuance costs, net	287,385	200,605
Long-term tax receivable agreement obligations	39,493	39,122
Operating lease liabilities, less current portion	16,024	11,960
Other long-term liabilities	19,504	14,011
Total liabilities	485,161	362,209
Commitments and contingencies (see Note 12)
Stockholders' equity
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2022 and September 30, 2021	—	—
Class A common stock, par value $0.0001 per share, 150,000,000 shares authorized; 22,133,682 and 22,026,098 shares issued and outstanding as of March 31, 2022 and September 30, 2021, respectively	2	2
Class B common stock, par value $0.0001 per share, 40,000,000 shares authorized; 10,174,142 and 10,229,142 shares issued and outstanding as of March 31, 2022 and September 30, 2021, respectively	1	1
Additional paid-in capital	220,201	211,237
Accumulated deficit	(16,381)	(6,480)
Total stockholders' equity	203,823	204,760
Non-controlling interest	83,672	84,831
Total equity	287,495	289,591
Total liabilities and equity	$772,656	$651,800

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended March 31,		Six months ended March 31,
	2022	2021(1)	2022	2021(1)

Revenue	$78,120	$49,197	$152,059	$93,818

Operating expenses
Other costs of services	16,631	11,314	33,141	24,980
Selling, general and administrative	48,716	30,511	95,103	55,473
Depreciation and amortization	7,447	5,851	14,317	10,943
Change in fair value of contingent consideration	11,503	322	16,430	2,226
Total operating expenses	84,297	47,998	158,991	93,622

(Loss) income from operations	(6,177)	1,199	(6,932)	196

Interest expense, net	3,377	2,358	6,531	4,387
Other income	—	(2,353)	—	(2,353)
Total other expenses	3,377	5	6,531	2,034

(Loss) income before income taxes	(9,554)	1,194	(13,463)	(1,838)

Provision for (benefit from) income taxes	884	(136)	656	(146)

Net (loss) income	(10,438)	1,330	(14,119)	(1,692)

Net (loss) income attributable to non-controlling interest	(3,065)	27	(4,218)	(997)
Net (loss) income attributable to i3 Verticals, Inc.	$(7,373)	$1,303	$(9,901)	$(695)

Net (loss) income per share attributable to Class A common stockholders:
Basic	$(0.33)	$0.06	$(0.45)	$(0.03)
Diluted	$(0.33)	$0.04	$(0.45)	$(0.05)
Weighted average shares of Class A common stock outstanding:
Basic	22,076,297	20,940,725	22,059,365	20,024,936
Diluted	22,076,297	33,404,983	22,059,365	31,237,675
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

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2021	22,026,098	$2	10,229,142	$1	$211,237	$(6,480)	$84,831	$289,591
Equity-based compensation	—	—	—	—	6,624	—	—	6,624
Net loss	—	—	—	—	—	(2,528)	(1,153)	(3,681)
Redemption of common units in i3 Verticals, LLC	15,000	—	(15,000)	—	123	—	(123)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	345	—	—	345
Exercise of equity-based awards	23,219	—	—	—	174	—	—	174
Allocation of equity to non-controlling interests	—	—	—	—	(1,899)	—	1,899	—
Balance at December 31, 2021	22,064,317	2	10,214,142	1	216,604	(9,008)	85,454	293,053
Equity-based compensation	—	—	—	—	6,257	—	—	6,257
Net loss	—	—	—	—	—	(7,373)	(3,065)	(10,438)
Redemption of common units in i3 Verticals, LLC	40,000	—	(40,000)	—	335	—	(335)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(1,288)	—	—	(1,288)
Exercise of equity-based awards	29,365	—	—	—	(89)	—	—	(89)
Allocation of equity to non-controlling interests	—	—	—	—	(1,618)	—	1,618	—
Balance at March 31, 2022	22,133,682	$2	10,174,142	$1	$220,201	$(16,381)	$83,672	$287,495

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED) (CONTINUED)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Non-Controlling Interest	Total Equity(1)
	Shares	Amount	Shares	Amount
Balance at September 30, 2020	18,864,143	$2	11,900,621	$1	$157,598	$(2,023)	$84,590	$240,168
Equity-based compensation	—	—	—	—	3,441	—	—	3,441
Net loss	—	—	—	—	—	(1,998)	(1,024)	(3,022)
Redemption of common units in i3 Verticals, LLC	1,019,609	—	(1,019,609)	—	7,185	—	(7,185)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	1,162	—	—	1,162
Exercise of equity-based awards	121,019	—	—	—	688	—	—	688
Allocation of equity to non-controlling interests	—	—	—	—	(1,008)	—	1,008	—
Balance at December 31, 2020	20,004,771	2	10,881,012	1	169,066	$(4,021)	77,389	242,437
Equity-based compensation	—	—	—	—	4,142	—	—	4,142
Net income	—	—	—	—	—	1,303	27	1,330
Redemption of common units in i3 Verticals, LLC	651,870	—	(651,870)	—	4,529	—	(4,529)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	617	—	—	617
Exercise of equity-based awards	59,745	—	—	—	(199)	—	—	(199)
Allocation of equity to non-controlling interests	—	—	—	—	(9,769)	—	9,769	—
Issuance of Class A common stock under the 2020 Inducement Plan	1,202,914	—	—	—	35,245	—	—	35,245
Balance at March 31, 2021	21,919,300	$2	10,229,142	$1	$203,631	$(2,718)	$82,656	$283,572
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

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended March 31,
	2022	2021(1)(2)
Cash flows from operating activities:
Net loss	$(14,119)	$(1,692)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,317	10,943
Equity-based compensation	12,881	7,583
Provision for doubtful accounts	315	129
Amortization of debt discount and issuance costs	2,853	2,684
Amortization of capitalized customer acquisition costs	178	248
Loss on disposal of assets	—	—
Unrealized gain on investment	—	(2,353)
Provision for (benefit from) income taxes	656	(146)
Non-cash lease expense	2,446	1,518
Increase in non-cash contingent consideration expense from original estimate	16,430	2,226
Changes in operating assets:
Accounts receivable	(2,844)	1,392
Prepaid expenses and other current assets	(4,118)	(2,027)
Other assets	(1,087)	(2,475)
Changes in operating liabilities:
Accounts payable	1,489	39
Accrued expenses and other current liabilities	6,014	9,260
Settlement obligations	1,819	6,056
Deferred revenue	316	2,894
Operating lease liabilities	(2,349)	(1,534)
Other long-term liabilities	(1)	(699)
Contingent consideration paid in excess of original estimates	(3,983)	(4,115)
Net cash provided by operating activities	31,213	29,931

Cash flows from investing activities:
Expenditures for property and equipment	(967)	(885)
Expenditures for capitalized software	(4,305)	(2,861)
Acquisitions of businesses, net of cash and restricted cash acquired	(94,315)	(112,095)
Acquisition of other intangibles	(11)	(93)
Net cash used in investing activities	(99,598)	(115,934)

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Six months ended March 31,
	2022	2021(1)(2)
Cash flows from financing activities:
Proceeds from revolving credit facility	179,835	175,444
Payments on revolving credit facility	(95,908)	(90,444)
Cash paid for contingent consideration	(6,217)	(1,736)
Proceeds from stock option exercises	217	999
Payments for employee's tax withholdings from net settled stock option exercises	(160)	(363)
Net cash provided by financing activities	77,767	83,900

Net increase in cash, cash equivalents and restricted cash	9,382	(2,103)
Cash, cash equivalents and restricted cash at beginning of period	17,931	20,601
Cash, cash equivalents and restricted cash at end of period	$27,313	$18,498

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,471	$1,768
Cash paid for income taxes	$588	$64
__________________________
1.The prior period amounts included in the statement of cash flows have been updated to correct settlement assets as restricted cash, which were previously reported as cash flows used in operating activities. These adjustments reflect an increase in prior year cash flows provided by operating activities of $6,056 and a corresponding increase in cash, cash equivalents, and restricted cash at the end of the period.
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
The following tables provide reconciliations of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to that shown in the condensed consolidated statements of cash flows:

	September 30,
	2021	2020
Beginning balance
Cash and cash equivalents	$3,641	$15,568
Settlement assets	4,768	—
Restricted cash	9,522	5,033
Total cash, cash equivalents, and restricted cash	$17,931	$20,601

	March 31,
	2022	2021
Ending balance
Cash and cash equivalents	$6,340	$2,352
Settlement assets	7,272	6,056
Restricted cash	13,701	10,090
Total cash, cash equivalents, and restricted cash	$27,313	$18,498
See Notes to the Interim Condensed Consolidated Financial Statements

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

1. ORGANIZATION AND OPERATIONS
i3 Verticals, Inc. (the “Company”) was formed as a Delaware corporation on January 17, 2018. The Company was formed for the purpose of completing an initial public offering (“IPO”) of its Class A common stock and other related transactions in order to carry on the business of i3 Verticals, LLC and its subsidiaries. i3 Verticals, LLC was founded in 2012 and delivers seamlessly integrated software and payment solutions to small- and medium-sized businesses (“SMBs”) and organizations in strategic vertical markets. The Company’s headquarters are located in Nashville, Tennessee, with operations throughout the United States. Unless the context otherwise requires, references to “we,” “us,” “our,” “i3 Verticals” and the “Company” refer to i3 Verticals, Inc. and its subsidiaries, including i3 Verticals, LLC.
In connection with the IPO, the Company completed certain reorganization transactions, which, among other things, resulted in i3 Verticals, Inc. being the sole managing member of i3 Verticals, LLC (the “Reorganization Transactions”). Following the completion of the IPO and Reorganization Transactions, the Company is a holding company and the principal asset that it owns are the common units of i3 Verticals, LLC. i3 Verticals, Inc. operates and controls all of i3 Verticals, LLC's operations and, through i3 Verticals, LLC and its subsidiaries, conducts i3 Verticals, LLC's business. i3 Verticals, Inc. has a majority economic interest in i3 Verticals, LLC. As the sole managing member of i3 Verticals, LLC, i3 Verticals, Inc. consolidates the financial results of i3 Verticals, LLC and reports a non-controlling interest representing the Common Units of i3 Verticals, LLC held by other owners other (the “Continuing Equity Owners”).
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the reporting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the unaudited condensed consolidated financial statements of the Company and its subsidiaries as of March 31, 2022 and for the three and six months ended March 31, 2022 and 2021. The results of operations for the three and six months ended March 31, 2022 and 2021 are not necessarily indicative of the operating results for the full year. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the Company's consolidated financial statements and related footnotes for the years ended September 30, 2021 and 2020, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021.
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
Settlement Assets and Obligations
Settlement assets and obligations result when funds are temporarily held or owed by the Company on behalf of merchants, consumers, schools, and other institutions. Timing differences, interchange expense, merchant reserves and exceptional items cause differences between the amount received from the card networks and the amount funded to counterparties. These balances arising in the settlement process are reflected as settlement assets and obligations on the accompanying consolidated balance sheets. With the exception of merchant

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
reserves, settlement assets or settlement obligations are generally collected and paid within one to four days. Settlement assets and settlement obligations were both $7,272 and $4,768 as of March 31, 2022 and September 30, 2021, respectively.
Inventories
Inventories consist of point-of-sale equipment to be sold to clients and are stated at the lower of cost, determined on a weighted average or specific basis, or net realizable value. Inventories were $3,909 and $2,220 at March 31, 2022 and September 30, 2021, respectively, and are included within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
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
The operating results of an acquisition are included in the Company’s condensed consolidated statements of operations from the date of such acquisition. Acquisitions completed during the six months ended March 31, 2022 contributed $16,687 and $2,922 of revenue and net income, respectively, to the Company's condensed consolidated statements of operations for the six months then ended.
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
The Company's revenue for the six months ended March 31, 2022 and 2021 is derived from the following sources:
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
•Payments — Includes discount fees, gateway fees and other related fixed transaction or service fees.
•Other — Includes sales of equipment, non-software related professional services and other revenues.

	For the Three Months Ended March 31, 2022
	Merchant Services	Proprietary Software and Payments	Other	Total
Software and related services revenue	$3,008	$35,972	$(8)	$38,972
Payments revenue	23,926	10,616	(14)	34,528
Other revenue	2,246	2,374	—	4,620
Total revenue	$29,180	$48,962	$(22)	$78,120

	For the Three Months Ended March 31, 2021(1)
	Merchant Services	Proprietary Software and Payments	Other	Total
Software and related services revenue	$2,812	$14,946	$—	$17,758
Payments revenue	21,515	7,489	(668)	28,336
Other revenue	1,779	1,334	(10)	3,103
Total revenue	$26,106	$23,769	$(678)	$49,197
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

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

	For the Six Months Ended March 31, 2022
	Merchant Services	Proprietary Software and Payments	Other	Total
Software and related services revenue	$5,970	$69,356	$(16)	$75,310
Payments revenue	48,230	19,782	(18)	67,994
Other revenue	4,157	4,598	—	8,755
Total revenue	$58,357	$93,736	$(34)	$152,059

	For the Six Months Ended March 31, 2021(1)
	Merchant Services	Proprietary Software and Payments	Other	Total
Software and related services revenue	$5,741	$28,802	$—	$34,543
Payments revenue	42,056	12,986	(1,094)	53,948
Other revenue	3,370	1,974	(17)	5,327
Total revenue	$51,167	$43,762	$(1,111)	$93,818
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

The tables below present a disaggregation of the Company's revenue from contracts with clients by timing of transfer of goods or services by segment. The Company's revenue included in each category are defined as follows:
•Revenue earned over time — Includes discount fees, gateway fees, sales of SaaS and ongoing support contract revenue.
•Revenue earned at a point in time — Includes fixed service fees, software licenses sold as functional intellectual property, professional services and other equipment.

	For the Three Months Ended March 31, 2022
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue earned over time	$22,599	$34,151	$(9)	$56,741
Revenue earned at a point in time	6,581	14,811	(13)	21,379
Total revenue	$29,180	$48,962	$(22)	$78,120

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

	For the Three Months Ended March 31, 2021(1)
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue earned over time	$19,381	$16,917	$(632)	$35,666
Revenue earned at a point in time	6,725	6,852	(46)	13,531
Total revenue	$26,106	$23,769	$(678)	$49,197
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

	For the Six Months Ended March 31, 2022
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue earned over time	$45,333	$65,439	$(17)	$110,755
Revenue earned at a point in time	13,024	28,297	(17)	41,304
Total revenue	$58,357	$93,736	$(34)	$152,059

	For the Six Months Ended March 31, 2021(1)
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue earned over time	$37,483	$31,854	$(1,020)	$68,317
Revenue earned at a point in time	13,684	11,908	(91)	25,501
Total revenue	$51,167	$43,762	$(1,111)	$93,818
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
As of March 31, 2022 and September 30, 2021, the Company’s contract assets from contracts with customers was $6,080 and $1,505, respectively.
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

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following tables present the changes in deferred revenue as of and for the six months ended March 31, 2022 and 2021, respectively:

Balance at September 30, 2021	$30,024
Deferral of revenue	21,032
Recognition of unearned revenue	(15,735)
Balance at December 31, 2022	35,321
Deferral of revenue	11,047
Recognition of unearned revenue	(16,034)
Balance at March 31, 2022	$30,334

Balance at September 30, 2020	$11,054
Deferral of revenue	22,142
Recognition of unearned revenue	(7,541)
Balance at December 31, 2020	25,655
Deferral of revenue	6,483
Recognition of unearned revenue	(8,509)
Balance at March 31, 2021	$23,629

Costs to Obtain and Fulfill a Contract
The Company capitalizes incremental costs to obtain new contracts and contract renewals and amortizes these costs on a straight-line basis as an expense over the benefit period, which is generally the contract term, unless a commensurate payment is not expected at renewal. As of March 31, 2022 and September 30, 2021 the Company had $4,149 and $3,851, respectively, of capitalized contract costs, which relates to commissions paid to employees and agents as well as other incentives given to customers to obtain new sales, included within “Other assets" on the condensed consolidated balance sheets. The Company recorded expense related to these costs of $178 and $345 for the three and six months ended March 31, 2022, respectively and $129 and $248 for the three and six months ended March 31, 2021.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The adoption of ASU 2021-08 resulted in adjustments to the fair values assigned to goodwill and deferred revenue assumed as of the acquisition dates of acquisitions occurring during the year ended September 30, 2021, and an increase in revenue for the year ended September 30, 2021 due to recognition of revenue earned during the period for deferred revenue contracts acquired in business combinations. The following tables present the material impacts of adopting ASU 2021-08 on the Company's condensed consolidated balance sheets as of March 31, 2021:

	As of March 31, 2021
	Excluding impacts of adoption of ASU 2021-08	Adjustment	Presentation with adoption of ASU 2021-08
Assets
Goodwill	$263,365	$3,777	$267,142
Deferred tax asset	$51,277	$(543)	$50,734
Liabilities and equity
Liabilities
Current liabilities
Deferred revenue	$22,426	$1,135	$23,561
Long-term tax receivable agreement obligations	$39,626	$(8)	$39,618
Stockholders' equity
Additional paid-in-capital	$203,803	$(172)	$203,631
Accumulated deficit	$(4,155)	$1,437	$(2,718)
Non-controlling interest	$81,814	$842	$82,656

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following tables present the material impacts of adoption of ASU 2021-08 on the Company's condensed consolidated statements of operations for the three and six months ended March 31, 2021:

	Three months ended March 31, 2021
	Excluding impacts of adoption of ASU 2021-08	Adjustment	Presentation with adoption of ASU 2021-08
Revenue	$47,863	$1,334	$49,197
Benefit from income taxes	$(87)	$(49)	$(136)
Net (loss) income	$(53)	$1,383	$1,330
Net (loss) income attributable to non-controlling interest	$(493)	$520	$27
Net income attributable to i3 Verticals, Inc.	$440	$863	$1,303

Net income per share attributable to Class A common stockholders:
Basic	$0.02	$0.04	$0.06
Diluted	$0.00	$0.04	$0.04

	Six months ended March 31, 2021
	Excluding impacts of adoption of ASU 2021-08	Adjustment	Presentation with adoption of ASU 2021-08
Revenue	$91,176	$2,642	$93,818
Benefit from income taxes	$(306)	$160	$(146)
Net loss	$(4,174)	$2,482	$(1,692)
Net loss attributable to non-controlling interest	$(2,042)	$1,045	$(997)
Net loss attributable to i3 Verticals, Inc.	$(2,132)	$1,437	$(695)

Net loss per share attributable to Class A common stockholders:
Basic	$(0.11)	$0.08	$(0.03)
Diluted	$(0.12)	$0.07	$(0.05)
The following tables present the material impacts of adoption of ASU 2021-08 on the Company's condensed consolidated statement of changes in equity for the three months ended March 31, 2021:

	Three months ended March 31, 2021
	Excluding impacts of adoption of ASU 2021-08	Adjustment	Presentation with adoption of ASU 2021-08
Net (loss) income	$(53)	1,383	1,330
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	$897	(280)	617
Balance at March 31, 2021	$281,465	$2,107	$283,572

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following tables present the material impacts of adoption of ASU 2021-08 on the Company's condensed consolidated statements of cash flows for the six months ended March 31, 2021:

	Six months ended March 31, 2021
	Excluding impacts of adoption of ASU 2021-08	Adjustment	Presentation with adoption of ASU 2021-08
Cash flows from operating activities:
Net loss	$(4,174)	$2,482	$(1,692)
Adjustments to reconcile net loss to net cash provided by operating activities:
Benefit from deferred income taxes	$(306)	$160	$(146)
Changes in operating liabilities:
Deferred revenue	$5,535	$(2,641)	$2,894
Other long-term liabilities	$(698)	$(1)	$(699)
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting For Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. ASU 2020-06 also simplifies the diluted net income per share calculation in certain areas. The amendments in ASU 2020-06 are effective for public business entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. As the Company is an emerging growth company and has elected to use the extended transition period afforded to such companies, the Company will not be required to adopt ASU 2020-06 until October 1, 2022. The Company is currently evaluating the impact of the adoption of this principle on the Company’s condensed consolidated financial statements.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
3. ACQUISITIONS
During the six months ended March 31, 2022 and 2021, the Company acquired the following intangible assets and businesses:
Business Combinations during the six months ended March 31, 2022
During the six months ended March 31, 2022, the Company completed the acquisition of two businesses to expand the Company’s software offerings in the public sector and healthcare vertical markets. Certain of the purchase price allocations assigned for these acquisitions are considered preliminary as of March 31, 2022.
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
Acquisition-related costs for these businesses amounted to approximately $474 and were expensed as incurred.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Summary of Business Combinations during the six months ended March 31, 2022
The fair values assigned to certain assets and liabilities assumed, as of the acquisition dates, were as follows:

Total
Accounts receivable	$625
Settlement assets	685
Prepaid expenses and other current assets	44
Property and equipment	181
Capitalized software	9,500
Acquired merchant relationships	38,700
Trade name	1,500
Goodwill	57,162
Operating lease right-of-use assets	263
Other assets	22
Total assets acquired	108,682

Accrued expenses and other current liabilities	285
Settlement obligations	685
Current portion of operating lease liabilities	82
Operating lease liabilities, less current portion	181
Other long-term liabilities	6,968
Net assets acquired	$100,481
Pro Forma Results of Operations for Business Combinations during the six months ended March 31, 2022
The following unaudited supplemental pro forma results of operations have been prepared as though each of the acquired businesses in the six months ended March 31, 2022 had occurred on October 1, 2020. Pro forma adjustments were made to reflect the impact of depreciation and amortization, changes to executive compensation and the increased debt, all in accordance with ASC 805. This supplemental pro forma information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made on these dates, or of results of operations that may occur in the future.

	Six months ended March 31,
	2022	2021
Revenue	$154,536	$112,638
Net loss	$(17,781)	$(4,107)
Business Combinations during the year ended September 30, 2021
During the year ended September 30, 2021, the Company completed the acquisitions of eight unrelated businesses, including Business Information Systems, Inc., ImageSoft Inc., and six other collectively material businesses.
Purchase of Business Information Systems
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
Certain provisions in the purchase agreement provide for additional consideration of up to $16,000 in the aggregate, to be paid based upon achievement of specified financial performance targets, as defined in the purchase agreement, in the 24 months from February 1, 2021 through January 31, 2023. The Company determined the acquisition date fair value of the liability for the contingent consideration based on a probability forecast and discounted cash flow analysis. In each subsequent reporting period, the Company will reassess the current estimates of performance relative to the targets and adjust the contingent liability to its fair value through earnings. See additional disclosures in Note 10.
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
Certain provisions in the purchase agreement provide for additional consideration of up to $20,000 in the aggregate, to be paid based upon achievement of specified financial performance targets, as defined in the purchase agreement, in the 24 months from May 1, 2021 through April 30, 2023. The Company determined the acquisition date fair value of the liability for the contingent consideration based on a probability forecast and discounted cash flow analysis. In each subsequent reporting period, the Company will reassess the current estimates of performance relative to the targets and adjust the contingent liability to its fair value through earnings. See additional disclosures in Note 10.
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

	BIS	ImageSoft, Inc.	Other	Total
Accounts receivable	$1,567	$4,997	$3,141	$9,705
Settlement assets	6,889	120	—	7,009
Inventories	458	—	161	619
Prepaid expenses and other current assets	10	2,897	2,043	4,950
Property and equipment	206	433	312	951
Capitalized software	15,200	5,200	4,100	24,500
Acquired merchant relationships	32,300	16,300	24,040	72,640
Non-compete agreements	100	610	390	1,100
Trade name	700	1,100	840	2,640
Goodwill	46,660	22,408	35,955	105,023
Operating lease right-of-use assets	—	332	484	816
Other assets	—	6	32	38
Total assets acquired	104,090	54,403	71,498	229,991

Accrued expenses and other current liabilities	138	910	1	1,049
Settlement obligations	6,889	120	—	7,009
Deferred revenue, current	1,568	6,748	5,498	13,814
Current portion of operating lease liabilities	—	75	221	296
Operating lease liabilities, less current portion	—	250	251	501
Net assets acquired	$95,495	$46,300	$65,527	$207,322
The fair values assigned were updated to reflect the retrospective adoption of ASU 2021-08, which resulted in increases to the fair values assigned to deferred revenue and goodwill as of the acquisition dates. Refer to Note 2 for further discussion.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
A summary of the Company's prepaid expenses and other current assets as of March 31, 2022 and September 30, 2021 is as follows:

	March 31,	September 30,
	2022	2021
Inventory	$3,909	$2,220
Prepaid licenses	7,526	4,646
Prepaid insurance	890	1,074
Other current assets	2,925	3,274
Prepaid expenses and other current assets	$15,250	$11,214
5. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill are as follows:

	Merchant Services	Proprietary Software and Payments	Other	Total
Balance at September 30, 2021	$119,086	$173,157	$—	$292,243
Goodwill attributable to preliminary purchase price adjustments and acquisitions during the six months ended March 31, 2022	—	57,211	—	57,211
Balance at March 31, 2022	$119,086	$230,368	$—	$349,454
Intangible assets consisted of the following as of March 31, 2022:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Merchant relationships	$265,911	$(73,010)	$192,901	9 to 25 years – accelerated or straight-line
Non-compete agreements	1,478	(742)	736	3 to 6 years – straight-line
Website and brand development costs	218	(131)	87	3 to 4 years – straight-line
Trade names	7,820	(3,481)	4,339	3 to 7 years – straight-line
Residual buyouts	6,718	(1,827)	4,891	8 years – straight-line
Referral and exclusivity agreements	800	(653)	147	5 years – straight-line
Total finite-lived intangible assets	282,945	(79,844)	203,101

Indefinite-lived intangible assets:
Trademarks	42	—	42
Total identifiable intangible assets	$282,987	$(79,844)	$203,143

Amortization expense for intangible assets amounted to $8,774 and $7,112 during the three and six months ended March 31, 2022, and 2021 respectively.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Based on net carrying amounts at March 31, 2022, the Company's estimate of future amortization expense for intangible assets are presented in the table below for fiscal years ending September 30:

2022 (six months remaining)	$9,117
2023	17,517
2024	16,534
2025	16,249
2026	15,855
Thereafter	127,829
$203,101

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
A summary of the Company's accrued expenses and other current liabilities as of March 31, 2022 and September 30, 2021 is as follows is as follows:

	March 31,	September 30,
	2022	2021
Accrued wages, bonuses, commissions and vacation	$5,977	$6,649
Accrued interest	478	271
Accrued contingent consideration — current portion	39,037	25,768
Escrow liabilities	13,251	9,067
Customer deposits	1,801	1,913
Employee health self-insurance liability	1,306	1,032
Other current liabilities	9,534	6,115
Accrued expenses and other current liabilities	$71,384	$50,815

7. LONG-TERM DEBT, NET
A summary of long-term debt, net as of March 31, 2022 and September 30, 2021 is as follows:

		March 31,	September 30,
	Maturity	2022	2021
Revolving lines of credit to banks under the Senior Secured Credit Facility	May 9, 2024	$188,324	$104,396
1% Exchangeable Senior Notes due 2025	February 15, 2025	102,148	99,808
Debt issuance costs, net		(3,087)	(3,599)
Total long-term debt, net of issuance costs		$287,385	$200,605
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
If the Company or i3 Verticals, LLC undergoes a fundamental change, holders may require i3 Verticals, LLC to repurchase all or part of their Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Notes to be repurchased, plus accrued and unpaid interest to, but not including, the fundamental change repurchase date. As of March 31, 2022, none of the conditions permitting the holders of the Exchangeable Notes to early convert have been met.
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
In accounting for the issuance of the Exchangeable Notes, the Company separated the Exchangeable Notes into liability and equity components. The carrying amount of the liability component before the allocation of any transaction costs was calculated by measuring the fair value of a similar liability that does not have an associated exchangeable feature. The carrying amount of the equity component (before the allocation of any transaction costs), representing the conversion option, which does not require separate accounting as a derivative as it meets

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
a scope exception for certain contracts involving an entity's own equity, was determined by deducting the fair value of the liability component from the par value of the Exchangeable Notes. The difference between the principal amount of the Exchangeable Notes and the liability component represents the debt discount, which is recorded as a direct deduction from the related debt liability in the consolidated balance sheet and accreted over the period from the date of issuance to the contractual maturity date, resulting in the recognition of non-cash interest expense. The equity component of the Exchangeable Notes of approximately $28,662 is included in additional paid-in capital in the consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification. Transaction costs were allocated to the liability and equity components in the same proportion as the allocation of the proceeds. Transaction costs attributable to the liability component were recorded as debt issuance costs in the consolidated balance sheet and are amortized to interest expense using the effective interest method over the term of the Exchangeable Notes, and transaction costs attributable to the equity component were netted with the equity component in stockholders' equity.
The Company incurred third-party issuance costs totaling $5,238, in connection with the issuance of the Exchangeable Notes. The Company capitalized $4,150 of debt issuance costs in connection with the Exchangeable Notes and allocated $1,088 of the third-party issuance costs to equity. Non-cash interest expense, including amortization of debt issuance costs, related to the Exchangeable Notes for the three and six months ended March 31, 2022 was $164, and $323, and $145 and $285 for the three and six months ended March 31, 2021, respectively. The Company also wrote off a portion of the debt issuance costs in connection with the repurchase transactions in April and September 2020, as described below. Total unamortized debt issuance costs related to the Exchangeable Notes were $2,282 as of March 31, 2022.
The estimated fair value of the Exchangeable Notes was $110,822 as of March 31, 2022. The estimated fair value of the Exchangeable Notes was determined through consideration of quoted market prices for similar instruments. The fair value is classified as Level 2, as defined in Note 10.
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
The Senior Secured Credit Facility accrues interest at the London Inter Bank Offered Rate ("LIBOR") (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) plus an applicable margin of 2.25% to 3.25% (3.25% as of March 31, 2022), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%), plus an applicable margin of 0.25% to 1.25% (1.25% as of March 31, 2022), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires the Company to pay unused commitment fees of 0.15% to 0.30% (0.30% as of March 31, 2022) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The maturity date of the Senior Secured Credit Facility is May 9, 2024. The Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00, (ii) a maximum total leverage ratio of 5.00 to 1.00, provided, that for each of the four fiscal quarters immediately following a qualified acquisition (each a “Leverage Increase Period”), the required ratio set forth above may be increased by up to 0.25, subject to certain limitations and (iii) a maximum consolidated senior secured leverage ratio of 3.25 to 1.00, provided, that for each Leverage Increase Period, the consolidated senior leverage ratio may be increased by up to 0.25, subject to certain limitations. As of March 31, 2022, the Company was in compliance with these covenants, and there was $86,676 available for borrowing under the revolving credit facility, subject to the financial covenants.
The Senior Secured Credit Facility is secured by substantially all assets of the Company. The lenders under the Senior Secured Credit Facility hold senior rights to collateral and principal repayment over all other creditors.
The provisions of the Senior Secured Credit Facility place certain restrictions and limitations upon the Company. These include, among others, restrictions on liens, investments, indebtedness, fundamental changes and dispositions; maintenance of certain financial ratios; and certain non-financial covenants pertaining to the activities of the Company during the period covered. The Company was in compliance with such covenants as of

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
March 31, 2022. In addition, the Senior Secured Credit Facility restricts the Company's ability to make dividends or other distributions to the holders of the Company's equity. The Company is permitted to (i) make cash distributions to the holders of the Company's equity in order to pay taxes incurred by owners of equity in i3 Verticals, LLC, by reason of such ownership, (ii) move intercompany cash between subsidiaries that are joined to the Senior Secured Credit Facility, (iii) repurchase equity from employees, directors, officers or consultants in an aggregate amount not to exceed $3,000 per year, (iv) make certain payments in connection with the Tax Receivable Agreement (discussed in Note 8 below), and (v) make other dividends or distributions in an aggregate amount not to exceed 5% of the net cash proceeds received from any additional common equity issuance. The Company is also permitted to make non-cash dividends in the form of additional equity issuances. Each subsidiary may make ratable distributions to persons that own equity interests in such subsidiary. All other forms of dividends or distributions are prohibited under the Senior Secured Credit Facility.
Debt Issuance Costs
The Company incurred no debt issuance costs during the three and six months ended March 31, 2022 and 2021. The Company's debt issuance costs are being amortized over the related term of the debt using the straight-line method, which is not materially different than the effective interest rate method, and are presented net against long-term debt in the condensed consolidated balance sheets. The amortization of deferred debt issuance costs is included in interest expense and amounted to approximately $259 and $513 during the three and six months ended March 31, 2022, respectively and $240 and $475 during the three and six months ended March 31, 2021, respectively.

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
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. When the estimate of the annual effective tax rate is unreliable, the Company records its income tax expense or benefit based up on a period to date effective tax rate. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the Company’s estimated tax rate changes, it makes a cumulative adjustment in that period. The Company’s provision for income taxes was a provision of $884 and $656 for the three and six months ended March 31, 2022, respectively and a benefit of $136 and $146 during the three and six months ended March 31, 2021, respectively.
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
During the six months ended March 31, 2022, the Company acquired an aggregate of 55,000 Common Units in i3 Verticals, LLC in connection with the redemption of Common Units from the Continuing Equity Owners, which resulted in an increase in the tax basis of our investment in i3 Verticals, LLC subject to the provisions of the Tax Receivable Agreement. As a result of the exchange, during the six months ended March 31, 2022, the Company recognized an increase to its net deferred tax assets in the amount of $436, and corresponding Tax Receivable Agreement liabilities of $370, representing 85% of the tax benefits due to the Continuing Equity Owners.
The deferred tax asset and corresponding Tax Receivable Agreement liability balances were $40,817 and $39,493, respectively, as of March 31, 2022.
Payments to the Continuing Equity Owners related to exchanges through March 31, 2022 will range from $0 to $3,200 per year and are expected to be paid over the next 26 years. The amounts recorded as of March 31, 2022, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

9. LEASES
The Company’s leases consist primarily of real estate leases throughout the markets in which the Company operates. At contract inception, the Company determines whether an arrangement is or contains a lease, and for each identified lease, evaluates the classification as operating or financing. The Company had no finance leases as of March 31, 2022. Leased assets and obligations are recognized at the lease commencement date based on the present value of fixed lease payments to be made over the term of the lease. Renewal and termination options are factored into determination of the lease term only if the option is reasonably certain to be exercised. The weighted-average remaining lease term at March 31, 2022 and 2021 was five and six years, respectively. The Company had no significant short-term leases during the three and six months ended March 31, 2022 and 2021.
The Company’s leases do not provide a readily determinable implicit interest rate and the Company uses its incremental borrowing rate to measure the lease liability and corresponding right-of-use asset. The incremental borrowing rates were determined based on a portfolio approach considering the Company’s current secured borrowing rate adjusted for market conditions and the length of the lease term. The weighted-average discount rate used in the measurement of our lease liabilities was 7.1% and 7.0% as of March 31, 2022 and 2021, respectively.
Operating lease cost is recognized on a straight-line basis over the lease term. Operating lease costs for the three and six months ended March 31, 2022 were $1,455 and $2,946, respectively, which are included in selling, general and administrative expenses in the condensed consolidated statements of operations. Operating lease costs for the three and six months ended March 31, 2021 were $1,046 and $1,900, respectively.
Total operating lease costs for the three and six months ended March 31, 2022 include variable lease costs of approximately $6 and $44, respectively, which are primarily comprised of costs of maintenance and utilities and changes in rates, and are determined based on the actual costs incurred during the period. Variable payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities. Total operating lease costs for the three and six months ended March 31, 2021 were $3 and $4, respectively.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Short-term rent expense for the three and six months ended March 31, 2022 was $46 and $93, respectively, and are included in selling, general and administrative expenses in the condensed consolidated statements of operations. Short term rent expense for the three and six months ended March 31, 2021 was $72 and $130, respectively.
As of March 31, 2022, maturities of lease liabilities are as follows:

Years ending September 30:
2022 (six months remaining)	$2,946
2023	5,461
2024	4,710
2025	4,029
2026	3,327
Thereafter	3,574
Total future minimum lease payments (undiscounted)(1)	24,047
Less: present value discount	(3,343)
Present value of lease liability	$20,704
__________________________
1.Total future minimum lease payments excludes payments of $36 for leases designated as short-term leases, which are excluded from the Company's right-of-use assets. These payments will be made within the next twelve months.

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
The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, settlement assets and obligations, accounts receivable, other assets, accounts payable, and accrued expenses, approximated their fair values as of March 31, 2022 and 2021, because of the relatively short maturity dates on these instruments. The carrying amount of debt approximates fair value as of March 31, 2022 and 2021, because interest rates on these instruments approximate market interest rates.

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

Accrued Contingent Consideration
Balance at September 30, 2021	$36,229
Contingent consideration accrued at time of business combination	5,481
Change in fair value of contingent consideration included in Operating expenses	16,430
Contingent consideration paid	(10,200)
Balance at March 31, 2022	$47,940

Accrued Contingent Consideration
Balance at September 30, 2020	$13,034
Contingent consideration accrued at time of business combination	18,650
Change in fair value of contingent consideration included in Operating expenses	2,226
Contingent consideration paid	(5,851)
Balance at March 31, 2021	$28,059
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
Approximately $39,037 and $25,768 of contingent consideration was recorded in accrued expenses and other current liabilities as of March 31, 2022 and September 30, 2021, respectively. Approximately $8,903 and $10,461 of contingent consideration was recorded in other long-term liabilities as of March 31, 2022 and September 30, 2021, respectively.
Disclosure of Fair Values
The Company's financial instruments that are not remeasured at fair value include the Exchangeable Notes (see Note 7). The Company estimates the fair value of the Exchangeable Notes through consideration of quoted market prices of similar instruments, classified as Level 2 as described above. The estimated fair value of the Exchangeable Notes was $110,822 as of March 31, 2022.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
11. EQUITY-BASED COMPENSATION
A summary of equity-based compensation expense recognized during the three and six months ended March 31, 2022 and 2021 is as follows:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Stock options	$6,042	$4,142	$12,666	$7,583
Restricted stock units	215	—	215	—
Equity-based compensation expense	$6,257	$4,142	$12,881	$7,583
Amounts are included in general and administrative expense on the condensed consolidated statements of operations. Income tax benefits of $68 and $95 were recognized during the three and six months ended March 31, 2022, respectively, and $277 and $482 during the three and six months ended March 31, 2021.
In May 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) under which the Company may grant up to 3,500,000 stock options and other equity-based awards to employees, directors and officers. The number of shares of Class A common stock available for issuance under the 2018 Plan includes an annual increase on the first day of each year, beginning with the 2019 calendar year, equal to 4.0% of the outstanding shares of all classes of the Company's common stock as of the last day of the immediately preceding calendar year, unless the Company’s board of directors determines prior to the last trading day of December of the immediately preceding calendar year that the increase shall be less than 4.0%. As of March 31, 2022, there were 939,068 equity awards available for grant under the 2018 Plan.
In September 2020, the Company adopted the 2020 Acquisition Equity Incentive Plan (the “2020 Inducement Plan”) under which the Company may grant up to 1,500,000 stock options and other equity-based awards to individuals that were not previously employees of the Company or its subsidiaries in connection with acquisitions, as a material inducement to the individual's entry into employment with the Company or its subsidiaries within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. In May 2021, the Company amended the 2020 Inducement Plan to increase the number of shares of the Company's Class A common stock available for issuance from 1,500,000 to 3,000,000 shares. As of March 31, 2022, there were 938,597 equity awards available for grant under the 2020 Inducement Plan.
Share-based compensation expense includes the estimated effects of forfeitures, which will be adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.
Stock Options
The Company has issued stock option awards under the 2018 Plan and the 2020 Inducement Plan. The fair value of the stock option awards during the six months ended March 31, 2022 and during the year ended September 30, 2021 was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	March 31, 2022	September 30, 2021
Expected volatility(1)	55.7%	59.7%
Expected dividend yield(2)	—%	—%
Expected term(3)	6 years	6 years
Risk-free interest rate(4)	1.5%	0.7%
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

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
A summary of stock option activity for the six months ended March 31, 2022 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at September 30, 2021	7,547,622	$25.26
Granted	1,511,821	24.43
Exercised	(159,391)	17.35
Forfeited	(428,022)	29.35
Outstanding at March 31, 2022	8,472,030	$25.05

Exercisable at March 31, 2022	4,064,893	$22.23
The weighted-average grant date fair value of stock options granted during the six months ended March 31, 2022 was $12.87.
As of March 31, 2022, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $44,436, which is expected to be recognized over a weighted-average period of two years.
The total fair value of stock options that vested during the three and six months ended March 31, 2022 was $11,167 and $16,108, respectively.
Restricted Stock Units
The Company has issued Class A common stock in the form of restricted stock units ("RSUs") under the 2018 Plan.
A summary of activity related to restricted stock units for the six months ended March 31, 2022 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2021	—	$—
Granted	257,426	26.52
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2022	257,426	$26.52
The weighted-average grant date fair value of restricted stock units granted during the six months ended March 31, 2022 was $26.52.
As of March 31, 2022, total unrecognized compensation expense related to unvested RSUs, including an estimate for pre-vesting forfeitures, was $5,612, which is expected to be recognized over a weighted average period of four years.
As of March 31, 2022, there were no RSUs vested.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
12. COMMITMENTS AND CONTINGENCIES
Leases
The Company utilizes office space and equipment under operating leases. Rent expense under these leases amounted to $1,501 and $3,039 during the three and six months ended March 31, 2022, respectively and $1,118 and $2,030 during the three and six months ended March 31, 2021, respectively. Refer to Note 9 for further discussion and a table of the future minimum payments under these leases.
Minimum Processing Commitments
The Company has non-exclusive agreements with several processors to provide the Company services related to transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Certain of these agreements require the Company to submit a minimum monthly number of transactions for processing. If the Company submits a number of transactions that is lower than the minimum, it is required to pay to the processor the fees the processor would have received if the Company had submitted the required minimum number of transactions. As of March 31, 2022, such minimum fee commitments were as follows:

Years ending September 30:
2022 (six months remaining)	$1,840
2023	2,690
2024	450
2025	—
2026	—
Thereafter	—
Total	$4,980
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
S&S Litigation
On June 2, 2021, the State of Louisiana, Division of Administration (the “State”) and a putative class of Louisiana law enforcement districts filed a Petition (as amended on October 4, 2021, the “Petition”), in the 19th Judicial District Court for the Parish of East Baton Rouge against i3-Software & Services, LLC (“S&S”), a subsidiary of the Company located in Shreveport, Louisiana, the Company, i3 Verticals, LLC, the current leader of the S&S business, the former leader of the S&S business, and 1120 South Pointe Properties, LLC (“South Pointe”), the former owner of the assets of the S&S business. The Petition was amended on October 4, 2021 to add a putative class of Louisiana sheriffs (the “Sheriffs”) and subsequently removed to the United States District Court for the Middle District of Louisiana (the “Amended Petition”). Plaintiffs moved to remand the action to state court on November 5, 2021, which motion remains pending. See State of Louisiana, by and through its Division of Administration, East Baton Rouge Parish Law Enforcement District, by and through the duly elected East Baton Rouge Parish Sheriff, Sid J. Gautreaux, III, et. al., individually and as class representatives vs. i3-Software & Services, LLC; 1120 South Pointe Properties, LLC, formerly known as Software and Services of Louisiana, L.L.C.; i3 Verticals, Inc.; i3 Verticals, LLC; Gregory R. Teeters; and Scott Carrington. The Amended Petition seeks monetary damages for the cost of network remediation of $15,000 purportedly spent by the State and $7,000 purportedly spent by the Sheriffs, return of purchase prices, potential additional expenses related to remediation and any obligation to notify parties of an alleged data breach as and if required by applicable law, and reasonable attorneys’ fees. The claimed damages relate to a third-party remote access software product used in connection with services provided by S&S to certain Louisiana Parish law enforcement districts and alleged inadequacies in the Company’s cybersecurity practices.

The assets of the S&S business were acquired from South Pointe by the Company in 2018 for and aggregate purchase price of $17,000, including upfront cash consideration and contingent consideration, and provides software and payments services within the Company’s Public Sector vertical to local government agencies almost exclusively in Louisiana.
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

13. RELATED PARTY TRANSACTIONS
In connection with the Company’s IPO, the Company and i3 Verticals, LLC entered into a Tax Receivable Agreement with the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that it actually realizes, or in some circumstances, is deemed to realize in its tax reporting, as a result of (i) future redemptions funded by the

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Company or exchanges, or deemed exchanges in certain circumstances, of Common Units of i3 Verticals, LLC for Class A common stock of i3 Verticals, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. See Note 8 for further information. As of March 31, 2022, the total amount due under the Tax Receivable Agreement was $39,493.

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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Company primarily uses processing margin to measure operating performance. Processing margin is equal to revenue less other cost of services plus residuals expense, which are a component of other cost of services. The following is a summary of reportable segment operating performance for the three and six months ended March 31, 2022 and 2021.

	As of and for the Three Months Ended March 31, 2022
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$29,180	$48,962	$(22)	$78,120
Other costs of services	(13,528)	(3,124)	21	(16,631)
Residuals	8,054	448	(13)	8,489
Processing margin	$23,706	$46,286	$(14)	$69,978

Residuals				(8,489)
Selling general and administrative				(48,716)
Depreciation and amortization				(7,447)
Change in fair value of contingent consideration				(11,503)
Loss from operations				$(6,177)

Total assets	$205,922	$506,409	$60,325	$772,656
Goodwill	$119,086	$230,368	$—	$349,454

	As of and for the Six Months Ended March 31, 2022
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$58,357	$93,736	$(34)	$152,059
Other costs of services	(26,970)	(6,204)	33	(33,141)
Residuals	16,235	791	(17)	17,009
Processing margin	$47,622	$88,323	$(18)	$135,927

Residuals				(17,009)
Selling general and administrative				(95,103)
Depreciation and amortization				(14,317)
Change in fair value of contingent consideration				(16,430)
Loss from operations				$(6,932)

Total assets	$205,922	$506,409	$60,325	$772,656
Goodwill	$119,086	$230,368	$—	$349,454

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

	As of and for the Three months ended March 31, 2021(1)
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$26,106	$23,769	$(678)	$49,197
Other costs of services	(11,782)	(210)	678	(11,314)
Residuals	6,901	287	(667)	6,521
Processing margin	$21,225	$23,846	$(667)	$44,404

Residuals				(6,521)
Selling general and administrative				(30,511)
Depreciation and amortization				(5,851)
Change in fair value of contingent consideration				(322)
Income from operations				$1,199

Total assets	$211,002	$330,941	$64,110	$606,053
Goodwill	$119,155	$147,987	$—	$267,142
__________________________
1.Effective October 1, 2020, the Company's financial statements are presented in accordance with ASU 2021-08, Accounting Standards Codification Topic 805, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. See Note 2 to the interim consolidated financial statements for a description of the recently adopted accounting pronouncement.

	As of and for the Six Months Ended March 31, 2021(1)
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$51,167	$43,762	$(1,111)	$93,818
Other costs of services	(22,623)	(3,467)	1,110	(24,980)
Residuals	12,845	544	(1,093)	12,296
Processing margin	$41,389	$40,839	$(1,094)	$81,134

Residuals				(12,296)
Selling general and administrative				(55,473)
Depreciation and amortization				(10,943)
Change in fair value of contingent consideration				(2,226)
Income from operations				$196

Total assets	$211,002	$330,941	$64,110	$606,053
Goodwill	$119,155	$147,987	$—	$267,142
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
As of March 31, 2022, i3 Verticals, Inc. owned 22,133,682 of i3 Verticals, LLC's Common Units, representing a 68.5% economic ownership interest in i3 Verticals, LLC.
The following table summarizes the impact on equity due to changes in the Company's ownership interest in i3 Verticals, LLC:

	Six months ended March 31,
	2022	2021(1)
Net loss attributable to non-controlling interest	$(4,218)	$(997)
Transfers to (from) non-controlling interests:
Redemption of common units in i3 Verticals, LLC	(458)	(11,714)
Allocation of equity to non-controlling interests	3,517	10,777
Net transfers to (from) non-controlling interests	3,059	(937)
Change from net loss attributable to non-controlling interests and transfers to (from) non-controlling interests	$(1,159)	$(1,934)
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the three and six months ended March 31, 2022 and 2021:

	Three months ended March 31,		Six months ended March 31,
	2022	2021(1)	2022	2021(1)
Basic(2) net (loss) income per share:
Numerator
Net (loss) income	$(10,438)	$1,330	$(14,119)	$(1,692)
Less: Net (loss) income attributable to non-controlling interests	(3,065)	27	(4,218)	(997)
Net (loss) income attributable to Class A common stockholders	$(7,373)	$1,303	$(9,901)	$(695)
Denominator
Weighted average shares of Class A common stock outstanding	22,076,297	20,940,725	22,059,365	20,024,936
Basic net (loss) income per share	$(0.33)	$0.06	$(0.45)	$(0.03)

Dilutive net income per share:
Numerator
Net income (loss) attributable to Class A common stockholders		$1,303		$(695)
Reallocation of net income (loss) assuming conversion of common units(3)(4)		20		(751)
Net income (loss) attributable to Class A common stockholders - diluted		1,323		(1,446)
Denominator
Weighted average shares of Class A common stock outstanding(1)		20,940,725		20,024,936
Weighted average effect of dilutive securities(2)(3)		12,464,258		11,212,739
Weighted average shares of Class A common stock outstanding - diluted		33,404,983		31,237,675
Diluted net income (loss) per share		$0.04		$(0.05)
__________________________
1.Effective October 1, 2020, the Company's financial statements are presented in accordance with ASU 2021-08, Accounting Standards Codification Topic 805, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. See Note 2 to the interim consolidated financial statements for a description of the recently adopted accounting pronouncement.
2.Excludes 4,925 and 11,974 restricted Class A common stock units for the three and six months ended March 31, 2021, respectively.
3.For the three and six months ended March 31, 2022, all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net loss per share of Class A common stock:
a.10,210,142 and 10,216,615 shares of weighted average Class B common stock for the three and six months ended March 31, 2022, respectively, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive,
b.4,667,581 and 5,388,813 stock options for the three and six months ended March 31, 2022, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive,
c.522,355 and 613,913 shares for the three and six months ended March 31, 2022, respectively, resulting from estimated stock option exercises and restricted stock units vesting as calculated by the treasury stock method were excluded because of the effect of including them would have been anti dilutive.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
4.For the three and six months ended March 31, 2021, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net loss per share of Class A common stock:
a.1,760,997 and 2,506,997 stock options for the three and six months ended March 31, 2021, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
b.1,449,216 shares for the six months ended March 31, 2021 resulting from estimated stock option exercises as calculated by the treasury stock method, and 11,974 restricted Class A common units for the six months ended March 31, 2021, were excluded because the effect of including them would have been anti-dilutive.

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

17. SIGNIFICANT NON-CASH TRANSACTIONS
The Company engaged in the following significant non-cash investing and financing activities during the six months ended March 31, 2022 and 2021:

	Six months ended March 31,
	2022	2021
Class A common stock issued as part of acquisition's purchase consideration (Note 3)	$—	$35,245
Acquisition date fair value of contingent consideration in connection with business combinations	$5,481	$18,650
Right-of-use assets obtained in exchange for operating lease obligations	$7,584	$16,295

18. SUBSEQUENT EVENTS
Recent Acquisitions
Subsequent to March 31, 2022, the Company completed the acquisition of a businesses that further strengthens the Company's focus in its healthcare vertical.Total purchase consideration, which includes cash funded by proceeds from our revolving line of credit, and contingent consideration, is still being valued but is expected to be less than $10.0 million.

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
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. These factors include, but are not limited to, the following:
•the anticipated impact to our business operations, payment volume and volume attrition due to the global pandemic of a novel strain of coronavirus (COVID-19), including variant strains thereof, including the impact of social distancing, shelter-in-place, shutdowns of non-essential businesses and similar measures imposed or undertaken by governments;
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
•impact of inflation and fluctuations in interest rates and the potential effect of such fluctuations on revenues, expenses and resulting margins;
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

Executive Overview
Recognizing the convergence of software and payments, i3 Verticals was founded in 2012 with the purpose of delivering seamlessly integrated software and payment solutions to SMBs and organizations in strategic vertical markets. Since commencing operations, we have built a broad suite of software and payment solutions that address the specific needs of SMBs and other organizations in our strategic vertical markets, and we believe our suite of solutions differentiates us from our competition. Our primary strategic vertical markets include education, non-profit, public sector and healthcare.
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
Liquidity
At March 31, 2022, we had $6.3 million of cash and cash equivalents and $86.7 million of available capacity under our Senior Secured Credit Facility subject to our financial covenants. As of March 31, 2022, we were in compliance with these covenants with a consolidated interest coverage ratio, total leverage ratio and consolidated senior leverage ratio of 8.66x, 3.89x and 2.37x, respectively. For additional information about our Senior Secured Credit Facility and Exchangeable Notes, see the section entitled “Liquidity and Capital Resources” below.
Acquisitions
Recent acquisitions
Subsequent to March 31, 2022, we completed the acquisition of one business which further strengthens our focus in our healthcare vertical. Total purchase consideration, which includes cash funded by proceeds from our revolving line of credit, and contingent consideration, is still being valued but is expected to be less than $10.0 million.
Acquisitions during the six months ended March 31, 2022
We completed the acquisition of substantially all of the assets of two businesses to expand our software offerings, in the public sector and healthcare verticals. Total purchase consideration was $100.5 million, including $95.0 million in cash on hand and proceeds from the Company's revolving credit facility, and $5.5 million in contingent consideration.
Acquisitions during the six months ended March 31, 2021
On November 17, 2020, we completed the acquisition of substantially all of the assets of ImageSoft, Inc. to expand our software offerings, primarily in the public sector vertical. Total purchase consideration was $46.3 million, including $40.0 million in cash consideration, funded by proceeds from our revolving credit facility, and $6.3 million in contingent consideration.
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
ARR is the annualized revenue derived from software-as-a-service (“SaaS”) arrangements, software monetized with transaction-based fees, software maintenance, recurring software-based services, payments revenue and other recurring revenue sources within the quarter. This excludes contracts that are not recurring or are one-time in nature. We focus on ARR because it helps us to assess the health and trajectory of our business. ARR does not have a standardized definition and is therefore unlikely to be comparable to similarly titled measures presented by other companies. It should be reviewed independently of revenue and it is not a forecast. The active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers. ARR for the three months ended March 31, 2022 and 2021 was $254.5 million and $173.3 million, respectively, representing a period-to-period growth rate of 46.8%.
Our payment volume for the three months ended March 31, 2022 and 2021 was $5.3 billion and $4.3 billion, respectively, representing a period-to-period growth rate of 25.2%. Our payment volume for the six months ended March 31, 2022 and 2021 was $10.6 billion and $8.1 billion, respectively, representing a period-to-period growth rate of 32.0%. We focus on payment volume because it is a reflection of the scale and economic activity of our client base and because a significant part of our revenue is derived as a percentage of our clients’ dollar volume receipts. Payment volume reflects the addition of new clients and same store payment volume growth of existing clients, partially offset by client attrition during the period.
Integrated payments represent payment transactions that are generated in situations where payment technology is embedded within our own proprietary software, a client’s software or critical business process. We evaluate the portion of our payment volume that is produced by integrated transactions because we believe the convergence of software and payments is a significant trend impacting our industry. We believe integrated payments create stronger client relationships with higher payment volume retention and growth. Integrated payments grew to 62% and 59% of our payment volume for the three months ended March 31, 2022 and 2021, respectively. Integrated payment grew to 62% and 57% of our payment volume for the six months ended March 31, 2022 and 2021, respectively.
We measure period-to-period payment volume attrition as the change in card-based payment volume for all clients that were processing with us for the same period in the prior year. We exclude from our calculations payment volume from new clients added during the period. We experience attrition in payment volume as a result of several factors, including business closures, transfers of clients’ accounts to our competitors and account closures that we initiate due to heightened credit risks. During the six months ended March 31, 2022, our average net volume attrition per month remained below 2%.

Results of Operations
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The following table presents our historical results of operations for the periods indicated:

	Three months ended March 31,		Change
(in thousands)	2022	2021(1)	Amount	%

Revenue	$78,120	$49,197	$28,923	58.8%

Operating expenses
Other costs of services	16,631	11,314	5,317	47.0%
Selling, general and administrative	48,716	30,511	18,205	59.7%
Depreciation and amortization	7,447	5,851	1,596	27.3%
Change in fair value of contingent consideration	11,503	322	11,181	3,472.4%
Total operating expenses	84,297	47,998	36,299	75.6%

(Loss) income from operations	(6,177)	1,199	(7,376)	n/m

Interest expense, net	3,377	2,358	1,019	43.2%
Other income	—	(2,353)	2,353	(100.0)%
Total other expenses	3,377	5	3,372	67,440.0%

(Loss) income before income taxes	(9,554)	1,194	(10,748)	n/m

Provision for (benefit from) income taxes	884	(136)	1,020	n/m

Net (loss) income	(10,438)	1,330	(11,768)	n/m

Net (loss) income attributable to non-controlling interest	(3,065)	27	(3,092)	n/m
Net (loss) income attributable to i3 Verticals, Inc.	$(7,373)	$1,303	$(8,676)	n/m
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

Revenue
Revenue increased $28.9 million, or 58.8%, to $78.1 million for the three months ended March 31, 2022 from $49.2 million for the three months ended March 31, 2021. This increase was principally driven by incremental revenue from acquisitions of $18.5 million, net of intercompany eliminations. Revenue from existing businesses grew, primarily due to growth in software and related services revenues and in our public sector vertical and an increase in payment volume from new and existing customers.
Revenue within Proprietary Software and Payments increased $25.2 million, or 106.0%, to $49.0 million for the three months ended March 31, 2022 from $23.8 million for the three months ended March 31, 2021. The increase was principally driven by growth in software and related services revenues in our public sector and healthcare verticals.

Revenue within Merchant Services increased $3.1 million, or 11.8%, to $29.2 million for the three months ended March 31, 2022 from $26.1 million for the three months ended March 31, 2021. Payment volume from new and existing customers increased $1.0 billion, or 25.8%, to $4.8 billion for the three months ended March 31, 2022 from $3.8 billion for the three months ended March 31, 2021.
Other Costs of Services
Other costs of services increased $5.3 million, or 47.0%, to $16.6 million for the three months ended March 31, 2022 from $11.3 million for the three months ended March 31, 2021. This increase was primarily driven by an increase in other cost of services within the Proprietary Software and Payments segment driven by the increase in payment volume.
Other costs of services within Merchant Services increased $1.7 million, or 14.8%, to $13.5 million for the three months ended March 31, 2022 from $11.8 million for the three months ended March 31, 2021.
Other costs of services within Proprietary Software and Payments increased $2.9 million, or 1,387.6%, to $3.1 million for the three months ended March 31, 2022 from $0.2 million for the three months ended March 31, 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $18.2 million, or 59.7%, to $48.7 million for the three months ended March 31, 2022 from $30.5 million for the three months ended March 31, 2021. This increase was primarily driven by a $15.6 million increase in employment expenses, primarily resulting from an increase in headcount that resulted from acquisitions and an increase in stock compensation expense. The remaining increase was primarily driven by increases in technology expense, rental expense, and travel expenses.
Depreciation and Amortization
Depreciation and amortization increased $1.5 million, or 26.4%, to $7.4 million for the three months ended March 31, 2022 from $5.9 million for the three months ended March 31, 2021. Amortization expense increased $1.5 million to $6.8 million for the three months ended March 31, 2022 from $5.3 million for the three months ended March 31, 2021 primarily due to acquisitions completed during the 2021 and 2022 fiscal years. Depreciation expense increased $0.1 million to $0.6 million for the three months ended March 31, 2022 from $0.6 million for the three months ended March 31, 2021.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a charge of $11.5 million for the three months ended March 31, 2022 primarily due to the performance of some of our acquisitions exceeding our expectations. The change in fair value of contingent consideration for the three months ended March 31, 2021 was a charge of $0.3 million.
Interest Expense, net
Interest expense, net, increased $1.0 million, or 43.2%, to $3.4 million for the three months ended March 31, 2022 from $2.4 million for the three months ended March 31, 2021. The increase reflects a higher average outstanding debt balance for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.
Other Income
There was no other income for the three months ended March 31, 2022. Other income was $2.4 million for the three months ended March 31, 2021. In March 2021, the Company became aware of an observable price change in the AxiaMed equity investment, due to a planned third party acquisition of AxiaMed. This resulted in an increase of $2.4 million to the fair value of the AxiaMed investment at March 31, 2021, which the Company recognized in other income.

Provision for (benefit from) Income Taxes
The provision for income taxes increased to a provision for $0.9 million for the three months ended March 31, 2022 from a benefit of $0.1 million for three months ended March 31, 2021. Our effective tax rate was (9.3)% for the three months ended March 31, 2022. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company. The income of majority owned i3 Verticals, LLC is not taxed and the separate loss of the Company has minimal tax effect due to the allocations from i3 Verticals, LLC. i3 Verticals, Inc. is subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.
Six months ended March 31, 2022 Compared to Six months ended March 31, 2021
The following table presents our historical results of operations for the periods indicated:

	Six Months Ended March 31,		Change
(in thousands)	2022	2021(1)	Amount	%

Revenue	$152,059	$93,818	$58,241	62.1%

Operating expenses
Other costs of services	33,141	24,980	8,161	32.7%
Selling, general and administrative	95,103	55,473	39,630	71.4%
Depreciation and amortization	14,317	10,943	3,374	30.8%
Change in fair value of contingent consideration	16,430	2,226	14,204	638.1%
Total operating expenses	158,991	93,622	65,369	69.8%

(Loss) income from operations	(6,932)	196	(7,128)	n/m

Interest expense, net	6,531	4,387	2,144	48.9%
Other income	—	(2,353)	2,353	(100.0)%
Total other expenses	6,531	2,034	4,497	221.1%

Loss before income taxes	(13,463)	(1,838)	(11,625)	632.5%

Provision for (benefit from) income taxes	656	(146)	802	n/m

Net loss	(14,119)	(1,692)	(12,427)	734.5%

Net loss attributable to non-controlling interest	(4,218)	(997)	(3,221)	323.1%
Net loss attributable to i3 Verticals, Inc.	$(9,901)	$(695)	$(9,206)	1,324.6%
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

Revenue
Revenue increased $58.2 million, or 62.1%, to $152.1 million for the six months ended March 31, 2022 from $93.8 million for the six months ended March 31, 2021. This increase was principally driven by incremental revenue from acquisitions of $40.7 million, net of intercompany eliminations. Revenue from existing businesses grew, primarily due to growth in software and related services revenues in our public sector vertical and an increase in payment volume from new and existing customers.
Revenue within Proprietary Software and Payments increased $50.0 million, or 114.2%, to $93.7 million for the six months ended March 31, 2022 from $43.8 million for the six months ended March 31, 2021. The increase was principally driven by growth in software and related services revenues in our public sector and healthcare verticals.
Revenue within Merchant Services increased $7.2 million, or 14.1%, to $58.4 million for the six months ended March 31, 2022 from $51.2 million for the six months ended March 31, 2021. Payment volume from new and existing customers increased $2.2 billion, or 30.0%, to $9.6 billion for the six months ended March 31, 2022 from $7,398.8 million for the six months ended March 31, 2021.
Other Costs of Services
Other costs of services increased $8.2 million, or 32.7%, to $33.1 million for the six months ended March 31, 2022 from $25.0 million for the six months ended March 31,2021. This increase was primarily driven by an increase in other cost of services within the Merchant Services segment driven by the increase in payment volume.
Other costs of services within Merchant Services increased $4.4 million, or 19.4%, to $27.0 million for the six months ended March 31, 2022 from $22.6 million for the six months ended March 31, 2021.
Other costs of services within Proprietary Software and Payments increased $2.7 million, or 78.9%, to $6.2 million for the six months ended March 31, 2022 from $3.5 million for the six months ended March 31, 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $39.6 million, or 71.4%, to $95.1 million for the six months ended March 31, 2022 from $55.5 million for the six months ended March 31, 2021. This increase was primarily driven by a $34.2 million increase in employment expenses, primarily resulting from an increase in headcount that resulted from acquisitions and an increase in stock compensation expense. The remaining increase was primarily driven by increases in technology expense, rental expense, and travel expenses.
Depreciation and Amortization
Depreciation and amortization increased $3.4 million, or 30.8%, to $14.3 million for the six months ended March 31, 2022 from $10.9 million for the six months ended March 31, 2021. Amortization expense increased $3.2 million to $13.0 million for the six months ended March 31, 2022 from $9.8 million for the six months ended March 31, 2021 primarily due to acquisitions completed during the 2021 and 2022 fiscal years. Depreciation expense increased $0.2 million to $1.3 million for the six months ended March 31, 2022 from $1.1 million for the six months ended March 31, 2021.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a charge of $16.4 million for the six months ended March 31, 2022 primarily due to the performance of some of our acquisitions exceeding our expectations. The change in fair value of contingent consideration for the six months ended March 31, 2021 was a charge of $2.2 million.
Interest Expense, net
Interest expense, net, increased $2.1 million, or 48.9%, to $6.5 million for the six months ended March 31, 2022 from $4.4 million for the six months ended March 31, 2021. The increase reflects a higher average outstanding debt balance for the six months ended March 31, 2022, as compared to the six months ended March 31, 2021.

Other Income
There was no other income for the six months ended March 31, 2022. Other income was $2.4 million for the six months ended March 31, 2021. In March 2021, the Company became aware of an observable price change in the AxiaMed equity investment, due to a planned third party acquisition of AxiaMed. This resulted in an increase of $2.4 million to the fair value of the AxiaMed investment at March 31, 2021, which the Company recognized in other income.
Provision for (benefit from) Income Taxes
The provision for income taxes increased to a provision for $0.7 million for the six months ended March 31, 2022 from a benefit of $0.1 million for six months ended March 31, 2021. Our effective tax rate was (5)% for the six months ended March 31, 2022. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company. The income of majority owned i3 Verticals, LLC is not taxed and the separate loss of the Company has minimal tax effect due to the allocations from i3 Verticals, LLC. i3 Verticals, Inc. is subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.
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
Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash from operating activities. As of March 31, 2022, we had $6.3 million of cash and cash equivalents and available borrowing capacity of $86.7 million under our Senior Secured Credit Facility, subject to the financial covenants. We usually minimize cash balances by making payments on our revolving line of credit to minimize borrowings and interest expense. As of March 31, 2022, we had borrowings outstanding of $188.3 million under the Senior Secured Credit Facility.
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
Cash Flows
The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.
Six Months Ended March 31, 2022 and 2021

	Six months ended March 31,
	2022	2021(1)
	(in thousands)
Net cash provided by operating activities	$31,213	$29,931
Net cash used in investing activities	$(99,598)	$(115,934)
Net cash provided by financing activities	$77,767	$83,900
__________________________
1.The prior period amounts included in the statement of cash flows have been updated to correct settlement assets as restricted cash, which were previously reported as cash flows used in operating activities. These adjustments reflect an increase in prior year cash flows provided by operating activities of $6,056 thousand and a corresponding increase in cash, cash equivalents, and restricted cash at the end of the period.
Cash Flow from Operating Activities
Net cash provided by operating activities increased $1.3 million to $31.2 million for the six months ended March 31, 2022 from $29.9 million for the six months ended March 31, 2021. Our net loss increased from a net loss of $1.7 million for the six months ended March 31, 2021 to a net loss of $14.1 million for the six months ended March 31, 2022, most of this increase in net loss was driven by non-cash expenses that do not impact cash flows from operating activities. The primary driver of the increase in cash provided by operating activities was an increase in non-cash contingent consideration of $14.2 million and an increase in equity-based compensation of $5.3 million. Other changes include decreases in operating assets and liabilities of $13.5 million, which are impacted by the timing of collections and payments and an increase in depreciation and amortization of $3.4 million for the six months ended March 31, 2022 compared to the six months ended March 31, 2021.
Cash Flow from Investing Activities
Net cash used in investing activities decreased $16.3 million to $99.6 million for the six months ended March 31, 2022 from $115.9 million for the six months ended March 31, 2021. The largest driver of cash used in investing activities for the six months ended March 31, 2022 was cash used in acquisitions, net of cash acquired. For the six months ended March 31, 2022, we used $94.3 million of cash for acquisitions, net of cash acquired compared to $112.1 million for the six months ended March 31, 2021. Additionally, expenditures for capitalized software increased $1.4 million for the six months ended March 31, 2022.
Cash Flow from Financing Activities
Net cash provided by financing activities decreased $6.1 million to $77.8 million for the six months ended March 31, 2022 from $83.9 million for the six months ended March 31, 2021. The decrease in net cash provided by financing activities was primarily the result of an increase in payments on the revolving credit facility of $5.5 million and an increase in cash paid for contingent consideration up to our original estimates of $4.5 million for the six months ended March 31, 2022 from the six months ended March 31, 2021. These changes in cash provided by financing activities were partially offset by an increase in proceeds from the revolving credit facility of $4.4 million for six months ended March 31, 2022 from the six months ended March 31, 2021.

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
The Senior Secured Credit Facility accrues interest at LIBOR (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) plus an applicable margin of 2.25% to 3.25% (3.25% as of March 31, 2022), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%), plus an applicable margin of 0.25% to 1.25% (1.25% as of March 31, 2022), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires us to pay unused commitment fees of 0.15% to 0.30% (0.30% as of March 31, 2022) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The maturity date of the Senior Secured Credit Facility is May 9, 2024. The Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00, (ii) a maximum total leverage ratio of 5.00 to 1.00, provided, that for each of the four fiscal quarters immediately following a qualified acquisition (each a “Leverage Increase Period”), the required ratio set forth above may be increased by up to 0.25, subject to certain limitations and (iii) a maximum consolidated senior secured leverage ratio of 3.25 to 1.00, provided, that for each Leverage Increase Period, the consolidated senior leverage ratio may be increased by up to 0.25, subject to certain limitations. As of March 31, 2022, we were in compliance with these covenants, and there was $86.7 million available for borrowing under the revolving credit facility, subject to the financial covenants.
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
Exchangeable Notes
On February 18, 2020, i3 Verticals, LLC issued $138.0 million aggregate principal amount of its 1.0% Exchangeable Notes due February 15, 2025. The Exchangeable Notes bear interest at a fixed rate of 1.0% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. The Exchangeable Notes are exchangeable into cash, shares of the Company's Class A common stock, or a combination thereof, at i3 Verticals, LLC's election. The Exchangeable Notes mature on February 15, 2025, unless earlier exchanged, redeemed or repurchased. The net proceeds from the sale of the Exchangeable Notes were approximately $132.8 million, after deducting discounts and commissions to the certain initial purchasers and other estimated fees and expenses. i3 Verticals, LLC used a portion of the net proceeds of the Exchangeable Notes offering to pay down outstanding borrowings under the Senior Secured Credit Facility in connection with the effectiveness of the operative provisions of the amendment to the Senior Secured Credit Facility and to pay the cost of the Note Hedge Transactions.
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
Material Cash Requirements
The following table summarizes our material cash requirements as of March 31, 2022 related to leases and borrowings:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(in thousands)
Processing minimums(1)	$4,980	$3,135	$1,845	$—	$—
Facility leases	24,083	5,810	9,388	6,225	2,660
Senior Secured Credit Facility and related interest(2)	204	7	197	—	—
Exchangeable Notes and related interest(3)	120	1	119	—	—
Contingent consideration(4)	47,940	39,037	8,903	—	—
Total	$77,327	$47,990	$20,452	$6,225	$2,660
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
2.We estimated interest payments through the maturity of our Senior Secured Credit Facility by applying the interest rate of 3.74% in effect on the outstanding balance as of March 31, 2022, plus the unused fee rate of 0.30% in effect as of March 31, 2022.
3.We calculated interest payments through the maturity of our Exchangeable Notes by applying the coupon interest rate of 1.0% on the principal balance as of March 31, 2022 of $117.0 million.
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

As of March 31, 2022, the total amount due under the Tax Receivable Agreement was $39.5 million, and payments to the Continuing Equity Owners related to exchanges through March 31, 2022 will range from $0 to $3.2 million per year and are expected to be paid over the next 26 years. The amounts recorded as of March 31, 2022, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.
Critical Accounting Estimates
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
As of March 31, 2022, there have been no significant changes to our critical accounting estimates disclosed in the Form 10-K filed with the SEC on November 22, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of March 31, 2022, the Senior Secured Credit Facility consists of a $275.0 million revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to $50.0 million in the aggregate (subject to the receipt of additional commitments for any such incremental loan amounts).
The Senior Secured Credit Facility accrues interest at LIBOR (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) plus an applicable margin of 2.25% to 3.25% (3.25% as of March 31, 2022), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%), plus an applicable margin of 0.25% to 1.25% (1.25% as of March 31, 2022), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires us to pay unused commitment fees of 0.15% to 0.30% (0.30% as of March 31, 2022) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The maturity date of the Senior Secured Credit Facility is May 9, 2024. The Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00, (ii) a maximum total leverage ratio of 5.00 to 1.00, provided, that for each of the four fiscal quarters immediately following a qualified acquisition (each a "Leverage Increase Period"), the required ratio set forth above may be increased by up to 0.25, subject to certain limitations and (iii) a maximum consolidated senior secured leverage ratio of 3.25 to 1.00, provided, that for each Leverage Increase Period, the consolidated senior leverage ratio may be increased by up to 0.25, subject to certain limitations. As of March 31, 2022, we were in compliance with these covenants, and there was $86.7 million available for borrowing under the revolving credit facility, subject to the financial covenants.
As of March 31, 2022, we had borrowings outstanding of $188.3 million under the Senior Secured Credit Facility. A hypothetical 1.0% relative change in the interest rate applicable to such borrowing (which is the LIBOR rate) would result in a $1.9 million change in annual interest expense.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2022, we issued an aggregate of 40,000 shares, of Class A common stock in exchange for an equivalent number of shares of Class B common stock and Common Units pursuant to the terms of the i3 Verticals, LLC Limited Liability Company Agreement. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

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

3.2	Amended and Restated Bylaws of i3 Verticals, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2018) (File No. 001-38532).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL and contained in Exhibit 101.

____________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

i3 Verticals, Inc.

		By:	/s/ Clay Whitson
Clay Whitson
Chief Financial Officer

Date:	May 10, 2022