Form 10-Q
period 2022-06-30
i3 Verticals, Inc.
filed 2022-08-09
CIK 1728688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of August 8, 2022, there were 22,262,937 outstanding shares of Class A common stock, $0.0001 par value per share, and 10,118,142 outstanding shares of Class B common stock, $0.0001 par value per share.

PART I. - FINANCIAL INFORMATION
Item 1.    Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	September 30,
	2022	2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$9,046	$3,641
Accounts receivable, net	43,653	38,500
Settlement assets	6,365	4,768
Prepaid expenses and other current assets	14,084	11,214
Total current assets	73,148	58,123
Property and equipment, net	5,418	5,902
Restricted cash	14,705	9,522
Capitalized software, net	51,764	41,371
Goodwill	353,882	292,243
Intangible assets, net	200,454	171,706
Deferred tax asset	51,698	49,992
Operating lease right-of-use assets	18,790	14,479
Other assets	10,565	8,462
Total assets	$780,424	$651,800

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$8,083	$7,865
Accrued expenses and other current liabilities	63,883	50,815
Settlement obligations	6,365	4,768
Deferred revenue	22,641	29,862
Current portion of operating lease liabilities	4,624	3,201
Total current liabilities	105,596	96,511
Long-term debt, less current portion and debt issuance costs, net	307,927	200,605
Long-term tax receivable agreement obligations	39,866	39,122
Operating lease liabilities, less current portion	15,021	11,960
Other long-term liabilities	21,522	14,011
Total liabilities	489,932	362,209
Commitments and contingencies (see Note 12)
Stockholders' equity
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2022 and September 30, 2021	—	—
Class A common stock, par value $0.0001 per share, 150,000,000 shares authorized; 22,252,640 and 22,026,098 shares issued and outstanding as of June 30, 2022 and September 30, 2021, respectively	2	2
Class B common stock, par value $0.0001 per share, 40,000,000 shares authorized; 10,118,142 and 10,229,142 shares issued and outstanding as of June 30, 2022 and September 30, 2021, respectively	1	1
Additional paid-in capital	226,269	211,237
Accumulated deficit	(20,109)	(6,480)
Total stockholders' equity	206,163	204,760
Non-controlling interest	84,329	84,831
Total equity	290,492	289,591
Total liabilities and equity	$780,424	$651,800

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended June 30,		Nine months ended June 30,
	2022	2021(1)	2022	2021(1)

Revenue	$80,553	$63,129	$232,612	$156,947

Operating expenses
Other costs of services	19,749	16,064	52,890	41,044
Selling, general and administrative	47,775	37,296	142,878	92,769
Depreciation and amortization	7,506	6,995	21,823	17,938
Change in fair value of contingent consideration	8,254	3,609	24,684	5,835
Total operating expenses	83,284	63,964	242,275	157,586

Loss from operations	(2,731)	(835)	(9,663)	(639)

Interest expense, net	3,767	2,704	10,298	7,092
Other income	—	—	—	(2,353)
Total other expenses	3,767	2,704	10,298	4,739

Loss before income taxes	(6,498)	(3,539)	(19,961)	(5,378)

(Benefit from) provision for income taxes	(1,810)	662	(1,154)	516

Net loss	(4,688)	(4,201)	(18,807)	(5,894)

Net loss attributable to non-controlling interest	(960)	(921)	(5,178)	(1,918)
Net loss attributable to i3 Verticals, Inc.	$(3,728)	$(3,280)	$(13,629)	$(3,976)

Net loss per share attributable to Class A common stockholders:
Basic	$(0.17)	$(0.15)	$(0.62)	$(0.19)
Diluted	$(0.17)	$(0.15)	$(0.62)	$(0.19)
Weighted average shares of Class A common stock outstanding:
Basic	22,229,787	21,926,225	22,116,172	20,658,700
Diluted	22,229,787	21,926,225	22,116,172	20,658,700
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

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2021	22,026,098	$2	10,229,142	$1	$211,237	$(6,480)	$84,831	$289,591
Equity-based compensation	—	—	—	—	6,624	—	—	6,624
Net loss	—	—	—	—	—	(2,528)	(1,153)	(3,681)
Redemption of common units in i3 Verticals, LLC	15,000	—	(15,000)	—	123	—	(123)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	345	—	—	345
Exercise of equity-based awards	23,219	—	—	—	174	—	—	174
Allocation of equity to non-controlling interests	—	—	—	—	(1,899)	—	1,899	—
Balance at December 31, 2021	22,064,317	2	10,214,142	1	216,604	(9,008)	85,454	293,053
Equity-based compensation	—	—	—	—	6,257	—	—	6,257
Net loss	—	—	—	—	—	(7,373)	(3,065)	(10,438)
Redemption of common units in i3 Verticals, LLC	40,000	—	(40,000)	—	335	—	(335)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(1,288)	—	—	(1,288)
Exercise of equity-based awards	29,365	—	—	—	(89)	—	—	(89)
Allocation of equity to non-controlling interests	—	—	—	—	(1,618)	—	1,618	—
Balance at March 31, 2022	22,133,682	2	10,174,142	1	220,201	(16,381)	83,672	287,495
Equity-based compensation	—	—	—	—	6,799	—	—	6,799
Net loss	—	—	—	—	—	(3,728)	(960)	(4,688)
Redemption of common units in i3 Verticals, LLC	56,000	—	(56,000)	—	460	—	(460)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	748	—	—	748
Exercise of equity-based awards	62,958	—	—	—	138	—	—	138
Allocation of equity to non-controlling interests	—	—	—	—	(2,077)	—	2,077	—
Balance at June 30, 2022	22,252,640	$2	10,118,142	$1	$226,269	$(20,109)	$84,329	$290,492

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED) (CONTINUED)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Non-Controlling Interest	Total Equity(1)
	Shares	Amount	Shares	Amount
Balance at September 30, 2020	18,864,143	$2	11,900,621	$1	$157,598	$(2,023)	$84,590	$240,168
Equity-based compensation	—	—	—	—	3,441	—	—	3,441
Net loss	—	—	—	—	—	(1,998)	(1,024)	(3,022)
Redemption of common units in i3 Verticals, LLC	1,019,609	—	(1,019,609)	—	7,185	—	(7,185)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	1,162	—	—	1,162
Exercise of equity-based awards	121,019	—	—	—	688	—	—	688
Allocation of equity to non-controlling interests	—	—	—	—	(1,008)	—	1,008	—
Balance at December 31, 2020	20,004,771	2	10,881,012	1	169,066	$(4,021)	77,389	242,437
Equity-based compensation	—	—	—	—	4,142	—	—	4,142
Net income	—	—	—	—	—	1,303	27	1,330
Redemption of common units in i3 Verticals, LLC	651,870	—	(651,870)	—	4,529	—	(4,529)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	617	—	—	617
Exercise of equity-based awards	59,745	—	—	—	(199)	—	—	(199)
Allocation of equity to non-controlling interests	—	—	—	—	(9,769)	—	9,769	—
Issuance of Class A common stock under the 2020 Inducement Plan	1,202,914	—	—	—	35,245	—	—	35,245
Balance at March 31, 2021	21,919,300	2	10,229,142	1	203,631	(2,718)	82,656	283,572
Equity-based compensation	—	—	—	—	5,111	—	—	5,111
Net loss	—	—	—	—	—	(3,280)	(921)	(4,201)
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	28	—	—	28
Exercise of equity-based awards	40,759	—	—	—	287	—	—	287
Allocation of equity to non-controlling interests	—	—	—	—	(1,597)	—	1,597	—
Balance at June 30, 2021	21,960,059	$2	10,229,142	$1	$207,460	$(5,998)	$83,332	$284,797
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

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended June 30,
	2022	2021(1)(2)
Cash flows from operating activities:
Net loss	$(18,807)	$(5,894)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,823	17,938
Equity-based compensation	19,680	12,694
Provision for doubtful accounts	515	129
Amortization of debt discount and issuance costs	4,312	4,057
Amortization of capitalized customer acquisition costs	532	386
Unrealized gain on investment	—	(2,353)
(Benefit from) provision for income taxes	(1,154)	517
Non-cash lease expense	3,684	2,328
Increase in non-cash contingent consideration expense from original estimate	24,684	5,835
Changes in operating assets:
Accounts receivable	(4,800)	(2,862)
Prepaid expenses and other current assets	(2,735)	1,049
Other assets	(1,837)	(915)
Changes in operating liabilities:
Accounts payable	242	1,190
Accrued expenses and other current liabilities	11,063	12,395
Settlement obligations	912	(2,046)
Deferred revenue	(7,325)	(3,768)
Operating lease liabilities	(3,544)	(2,311)
Other long-term liabilities	—	(698)
Contingent consideration paid in excess of original estimates	(11,405)	(3,636)
Net cash provided by operating activities	35,840	34,035

Cash flows from investing activities:
Expenditures for property and equipment	(1,395)	(1,364)
Expenditures for capitalized software	(7,199)	(4,483)
Purchases of merchant portfolios and residual buyouts	—	(1,500)
Acquisitions of businesses, net of cash and restricted cash acquired	(100,715)	(142,486)
Acquisition of other intangibles	(11)	(104)
Loans to third parties	(30)	—
Net cash used in investing activities	(109,350)	(149,937)

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Nine months ended June 30,
	2022	2021(1)(2)
Cash flows from financing activities:
Proceeds from revolving credit facility	258,665	262,264
Payments on revolving credit facility	(155,655)	(144,435)
Cash paid for contingent consideration	(17,378)	(2,886)
Proceeds from stock option exercises	617	1,286
Payments for employee's tax withholdings from net settled stock option exercises	(554)	(710)
Net cash provided by financing activities	85,695	115,519

Net increase in cash, cash equivalents and restricted cash	12,185	(383)
Cash, cash equivalents and restricted cash at beginning of period	17,931	20,601
Cash, cash equivalents and restricted cash at end of period	$30,116	$20,218

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,428	$2,800
Cash paid for income taxes	$835	$280
__________________________
1.The prior period amounts included in the statement of cash flows have been updated to correct settlement assets as restricted cash, which were previously reported as cash flows used in operating and investing activities. These adjustments reflect a decrease in prior year cash flows provided by operating activities of $2,046 and a decrease of $7,009 in cash outflows for acquisitions of businesses, net of cash and restricted cash acquired within cash flows used in investing activities, resulting in a combined increase of $4,963 in cash, cash equivalents, and restricted cash at the end of the period.
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
The following tables provide reconciliations of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to that shown in the condensed consolidated statements of cash flows:

	September 30,
	2021	2020
Beginning balance
Cash and cash equivalents	$3,641	$15,568
Settlement assets	4,768	—
Restricted cash	9,522	5,033
Total cash, cash equivalents, and restricted cash	$17,931	$20,601

	June 30,
	2022	2021
Ending balance
Cash and cash equivalents	$9,046	$4,653
Settlement assets	6,365	4,963
Restricted cash	14,705	10,602
Total cash, cash equivalents, and restricted cash	$30,116	$20,218
See Notes to the Interim Condensed Consolidated Financial Statements

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

1. ORGANIZATION AND OPERATIONS
i3 Verticals, Inc. (the “Company”) was formed as a Delaware corporation on January 17, 2018. The Company was formed for the purpose of completing an initial public offering (“IPO”) of its Class A common stock and other related transactions in order to carry on the business of i3 Verticals, LLC and its subsidiaries. i3 Verticals, LLC was founded in 2012 and delivers seamlessly integrated software and payment solutions to customers in strategic vertical markets. The Company’s headquarters are located in Nashville, Tennessee, with operations throughout the United States. Unless the context otherwise requires, references to “we,” “us,” “our,” “i3 Verticals” and the “Company” refer to i3 Verticals, Inc. and its subsidiaries, including i3 Verticals, LLC.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the reporting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the unaudited condensed consolidated financial statements of the Company and its subsidiaries as of June 30, 2022 and for the three and nine months ended June 30, 2022 and 2021. The results of operations for the three and nine months ended June 30, 2022 and 2021 are not necessarily indicative of the operating results for the full year. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the Company's consolidated financial statements and related footnotes for the years ended September 30, 2021 and 2020, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Restricted Cash
Restricted cash represents funds held in escrow related to acquisitions or held-on-deposit with processing banks pursuant to agreements to cover potential merchant losses. It is presented as long-term assets on the accompanying condensed consolidated balance sheets since the related agreements extend beyond the next twelve months. Following the adoption of Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230), the Company includes restricted cash along with the cash and cash equivalents balance for presentation in the consolidated statements of cash flows.
Settlement Assets and Obligations
Settlement assets and obligations result when funds are temporarily held or owed by the Company on behalf of merchants, consumers, schools, and other institutions. Timing differences, interchange expenses, merchant reserves and exceptional items cause differences between the amount received from the card networks and the amount funded to counterparties. These balances arising in the settlement process are reflected as settlement assets and obligations on the accompanying consolidated balance sheets. With the exception of merchant reserves, settlement assets or settlement obligations are generally collected and paid within one to four days. Settlement assets and settlement obligations were both $6,365 as of June 30, 2022 and $4,768 as of September 30, 2021, respectively.
Inventories
Inventories consist of point-of-sale equipment to be sold to customers and are stated at the lower of cost, determined on a weighted average or specific basis, or net realizable value. Inventories were $4,087 and $2,220 at June 30, 2022 and September 30, 2021, respectively, and are included within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
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
The operating results of an acquisition are included in the Company’s condensed consolidated statements of operations from the date of such acquisition. Acquisitions completed during the nine months ended June 30, 2022 contributed $26,049 and $3,567 of revenue and net income, respectively, to the Company's condensed consolidated statements of operations for the nine months then ended.

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
The Company's revenue for the nine months ended June 30, 2022 and 2021 is derived from the following sources:
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
Revenues are also derived from a variety of fixed transaction or service fees, including authorization fees, convenience fees, statement fees, annual fees, gateway fees, which are charged for accessing our payment and software solutions, and fees for other miscellaneous services, such as handling chargebacks. Revenues derived from service fees are recognized at the time the services are performed and there are no further performance obligations. Revenue from fixed transactions, which principally relate to the sale of equipment, is recognized upon transfer of ownership and delivery to the customer, after which there are no further performance obligations.
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
The tables below present a disaggregation of the Company's revenue from contracts with customers by product by segment. Refer to Note 14 for discussion of the Company's segments. The Company's products are defined as follows:
•Software and related services — Includes sales of SaaS, transaction-based fees, ongoing software maintenance and support, software licenses and other professional services related to our software offerings.
•Payments — Includes discount fees, gateway fees and other related fixed transaction or service fees.
•Other — Includes sales of equipment, non-software related professional services and other revenues.

	For the Three Months Ended June 30, 2022
	Merchant Services	Proprietary Software and Payments	Other	Total
Software and related services revenue	$3,349	$35,667	$(10)	$39,006
Payments revenue	27,135	9,559	(11)	36,683
Other revenue	2,230	2,613	21	4,864
Total revenue	$32,714	$47,839	$—	$80,553

	For the Three Months Ended June 30, 2021(1)
	Merchant Services	Proprietary Software and Payments	Other	Total
Software and related services revenue	$2,975	$23,852	$(8)	$26,819
Payments revenue	24,995	7,770	(542)	32,223
Other revenue	1,993	2,107	(13)	4,087
Total revenue	$29,963	$33,729	$(563)	$63,129
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

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

	For the Nine Months Ended June 30, 2022
	Merchant Services	Proprietary Software and Payments	Other	Total
Software and related services revenue	$9,319	$105,023	$(26)	$114,316
Payments revenue	75,365	29,341	(29)	104,677
Other revenue	6,387	7,211	21	13,619
Total revenue	$91,071	$141,575	$(34)	$232,612

	For the Nine Months Ended June 30, 2021(1)
	Merchant Services	Proprietary Software and Payments	Other	Total
Software and related services revenue	$8,716	$52,654	$(8)	$61,362
Payments revenue	67,051	20,756	(1,636)	86,171
Other revenue	5,363	4,081	(30)	9,414
Total revenue	$81,130	$77,491	$(1,674)	$156,947
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

The tables below present a disaggregation of the Company's revenue from contracts with customers by timing of transfer of goods or services by segment. The Company's revenue included in each category are defined as follows:
•Revenue earned over time — Includes discount fees, gateway fees, sales of SaaS and ongoing support contract revenue.
•Revenue earned at a point in time — Includes fixed service fees, software licenses sold as functional intellectual property, professional services and other equipment.

	For the Three Months Ended June 30, 2022
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue earned over time	$25,643	$33,951	$(10)	$59,584
Revenue earned at a point in time	7,071	13,888	10	20,969
Total revenue	$32,714	$47,839	$—	$80,553

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

	For the Three Months Ended June 30, 2021(1)
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue earned over time	$22,617	$21,638	$(520)	$43,735
Revenue earned at a point in time	7,346	12,091	(43)	19,394
Total revenue	$29,963	$33,729	$(563)	$63,129
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

	For the Nine Months Ended June 30, 2022
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue earned over time	$70,976	$99,390	$(27)	$170,339
Revenue earned at a point in time	20,095	42,185	(7)	62,273
Total revenue	$91,071	$141,575	$(34)	$232,612

	For the Nine Months Ended June 30, 2021(1)
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue earned over time	$60,100	$53,492	$(1,540)	$112,052
Revenue earned at a point in time	21,030	23,999	(134)	44,895
Total revenue	$81,130	$77,491	$(1,674)	$156,947
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
As of June 30, 2022 and September 30, 2021, the Company’s contract assets from contracts with customers was $6,137 and $1,505, respectively.
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
The following tables present the changes in deferred revenue as of and for the nine months ended June 30, 2022 and 2021, respectively:

Balance at September 30, 2021	$30,024
Deferral of revenue	21,032
Recognition of unearned revenue	(15,735)
Balance at December 31, 2021	35,321
Deferral of revenue	11,047
Recognition of unearned revenue	(16,034)
Balance at March 31, 2022	30,334
Deferral of revenue	8,131
Recognition of unearned revenue	(15,742)
Balance at June 30, 2022	$22,723

Balance at September 30, 2020	$11,054
Deferral of revenue	22,142
Recognition of unearned revenue	(7,541)
Balance at December 31, 2020	25,655
Deferral of revenue	6,483
Recognition of unearned revenue	(8,509)
Balance at March 31, 2021	23,629
Deferral of revenue	11,565
Recognition of unearned revenue	(14,087)
Balance at June 30, 2021	$21,107

Costs to Obtain and Fulfill a Contract
The Company capitalizes incremental costs to obtain new contracts and contract renewals and amortizes these costs on a straight-line basis as an expense over the benefit period, which is generally the contract term, unless a commensurate payment is not expected at renewal. As of June 30, 2022 and September 30, 2021 the Company had $4,227 and $3,851, respectively, of capitalized contract costs, which relates to commissions paid to employees and agents as well as other incentives given to customers to obtain new sales, included within “Other assets" on the condensed consolidated balance sheets. The Company recorded expense related to these costs of $187 and $532 for the three and nine months ended June 30, 2022, respectively and $138 and $386 for the three and nine months ended June 30, 2021.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The adoption of ASU 2021-08 resulted in adjustments to the fair values assigned to goodwill and deferred revenue assumed as of the acquisition dates of acquisitions occurring during the year ended September 30, 2021, and an increase in revenue for the year ended September 30, 2021 due to recognition of revenue earned during the period for deferred revenue contracts acquired in business combinations. The following tables present the material impacts of adopting ASU 2021-08 on the Company's condensed consolidated balance sheets as of June 30, 2021:

	As of June 30, 2021
	Excluding impacts of adoption of ASU 2021-08	Adjustment	Presentation with adoption of ASU 2021-08
Assets
Goodwill	$284,251	$4,795	$289,046
Deferred tax asset	$51,247	$(1,146)	$50,101
Liabilities and equity
Liabilities
Current liabilities
Deferred revenue	$20,118	$989	$21,107
Long-term tax receivable agreement obligations	$39,626	$(9)	$39,617
Stockholders' equity
Additional paid-in-capital	$207,697	$(237)	$207,460
Accumulated deficit	$(7,463)	$1,465	$(5,998)
Non-controlling interest	$81,891	$1,441	$83,332

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following tables present the material impacts of adoption of ASU 2021-08 on the Company's condensed consolidated statements of operations for the three and nine months ended June 30, 2021:

	Three months ended June 30, 2021
	Excluding impacts of adoption of ASU 2021-08	Adjustment	Presentation with adoption of ASU 2021-08
Revenue	$61,964	$1,165	$63,129
Benefit from income taxes	$(110)	$772	$662
Net loss	$(4,594)	$393	$(4,201)
Net loss attributable to non-controlling interest	$(1,286)	$365	$(921)
Net loss attributable to i3 Verticals, Inc.	$(3,308)	$28	$(3,280)

Net loss per share attributable to Class A common stockholders:
Basic	$(0.15)	$0.00	$(0.15)
Diluted	$(0.15)	$0.00	$(0.15)

	Nine months ended June 30, 2021
	Excluding impacts of adoption of ASU 2021-08	Adjustment	Presentation with adoption of ASU 2021-08
Revenue	$153,140	$3,807	$156,947
Benefit from income taxes	$(416)	$932	$516
Net loss	$(8,769)	$2,875	$(5,894)
Net loss attributable to non-controlling interest	$(3,328)	$1,410	$(1,918)
Net loss attributable to i3 Verticals, Inc.	$(5,441)	$1,465	$(3,976)

Net loss per share attributable to Class A common stockholders:
Basic	$(0.26)	$0.07	$(0.19)
Diluted	$(0.26)	$0.07	$(0.19)
The following tables present the material impacts of adoption of ASU 2021-08 on the Company's condensed consolidated statement of changes in equity for the three months ended June 30, 2021:

	Three months ended June 30, 2021
	Excluding impacts of adoption of ASU 2021-08	Adjustment	Presentation with adoption of ASU 2021-08
Net loss	$(4,594)	393	(4,201)
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	$(141)	169	28
Balance at June 30, 2021	$282,128	$2,669	$284,797

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following tables present the material impacts of adoption of ASU 2021-08 on the Company's condensed consolidated statements of cash flows for the nine months ended June 30, 2021:

	Nine months ended June 30, 2021
	Excluding impacts of adoption of ASU 2021-08	Adjustment	Presentation with adoption of ASU 2021-08
Cash flows from operating activities:
Net loss	$(8,769)	$2,875	$(5,894)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Benefit from) provision for deferred income taxes	$(416)	$933	$517
Changes in operating liabilities:
Deferred revenue	$39	$(3,807)	$(3,768)
Other long-term liabilities	$(697)	$(1)	$(698)
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
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments in ASU No. 2021-04 provide guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU No. 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, including interim periods within those fiscal years. As a result, the Company will not be required to adopt ASU 2021-04 until October 1, 2022. The Company is currently evaluating the impact of the adoption of this principle on the Company’s condensed consolidated financial statements.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
3. ACQUISITIONS
During the nine months ended June 30, 2022 and 2021, the Company acquired the following intangible assets and businesses:
Business Combinations during the nine months ended June 30, 2022
During the nine months ended June 30, 2022, the Company completed the acquisition of three businesses to expand the Company’s software offerings in the Public Sector and Healthcare vertical markets. Certain of the purchase price allocations assigned for these acquisitions are considered preliminary as of June 30, 2022.
Total purchase consideration was $107,681, including $101,400 in cash consideration, funded by proceeds from the Company's revolving credit facility, and $6,281 of contingent consideration.
The goodwill associated with one of the two acquisitions is deductible for tax purposes. The acquired merchant relationships intangible assets have estimated amortization periods of between ten and nineteen years. The trade names have estimated weighted-average amortization periods of four years. The weighted-average amortization period for all intangibles acquired is fifteen years. The acquired capitalized software have amortization periods of seven years.
Acquisition-related costs for these businesses amounted to approximately $601 and were expensed as incurred.
Certain provisions in the purchase agreements provide for additional consideration of up to $23,000, in the aggregate, to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreements, through no later than September 2024. The Company determined the acquisition date fair values of the liabilities for the contingent consideration based on probability forecasts and discounted cash flow analyses. In each subsequent reporting period, the Company will reassess its current estimates of performance relative to the targets and adjust the contingent liabilities to their fair values through earnings. See additional disclosures in Note 10.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Summary of Business Combinations during the nine months ended June 30, 2022
The fair values assigned to certain assets and liabilities assumed, as of the acquisition dates, were as follows:

Total
Accounts receivable	$678
Settlement assets	685
Prepaid expenses and other current assets	83
Property and equipment	190
Capitalized software	9,790
Acquired merchant relationships	41,090
Trade name	1,550
Goodwill	61,590
Operating lease right-of-use assets	263
Other assets	22
Total assets acquired	115,941

Accrued expenses and other current liabilities	314
Settlement obligations	685
Deferred revenue, current	30
Current portion of operating lease liabilities	82
Operating lease liabilities, less current portion	181
Other long-term liabilities	6,968
Net assets acquired	$107,681
Pro Forma Results of Operations for Business Combinations during the nine months ended June 30, 2022
The following unaudited supplemental pro forma results of operations have been prepared as though each of the acquired businesses in the nine months ended June 30, 2022 had occurred on October 1, 2020. Pro forma adjustments were made to reflect the impact of depreciation and amortization, changes to executive compensation and the increased debt, all in accordance with ASC 805. This supplemental pro forma information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made on these dates, or of results of operations that may occur in the future.

	Nine months ended June 30,
	2022	2021
Revenue	$236,390	$187,512
Net loss	$(22,923)	$(8,033)
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
A summary of the Company's prepaid expenses and other current assets as of June 30, 2022 and September 30, 2021 is as follows:

	June 30,	September 30,
	2022	2021
Inventory	$4,087	$2,220
Prepaid licenses	5,311	4,646
Prepaid insurance	352	1,074
Other current assets	4,334	3,274
Prepaid expenses and other current assets	$14,084	$11,214

5. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill are as follows:

	Merchant Services	Proprietary Software and Payments	Other	Total
Balance at September 30, 2021	$119,086	$173,157	$—	$292,243
Goodwill attributable to preliminary purchase price adjustments and acquisitions during the nine months ended June 30, 2022	—	61,639	—	61,639
Balance at June 30, 2022	$119,086	$234,796	$—	$353,882
Intangible assets consisted of the following as of June 30, 2022:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Merchant relationships	$268,301	$(76,846)	$191,455	9 to 25 years – accelerated or straight-line
Non-compete agreements	1,190	(610)	580	3 to 6 years – straight-line
Website and brand development costs	266	(141)	125	3 to 4 years – straight-line
Trade names	7,770	(3,794)	3,976	3 to 7 years – straight-line
Residual buyouts	6,118	(1,949)	4,169	8 years – straight-line
Referral and exclusivity agreements	800	(693)	107	5 years – straight-line
Total finite-lived intangible assets	284,445	(84,033)	200,412

Indefinite-lived intangible assets:
Trademarks	42	—	42
Total identifiable intangible assets	$284,487	$(84,033)	$200,454
Amortization expense for intangible assets amounted to $13,303 and $11,786 during the three and nine months ended June 30, 2022, and 2021 respectively.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Based on net carrying amounts at June 30, 2022, the Company's estimate of future amortization expense for intangible assets are presented in the table below for fiscal years ending September 30:

2022 (three months remaining)	$4,588
2023	17,697
2024	16,715
2025	16,423
2026	16,019
Thereafter	128,970
$200,412

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
A summary of the Company's accrued expenses and other current liabilities as of June 30, 2022 and September 30, 2021 is as follows is as follows:

	June 30,	September 30,
	2022	2021
Accrued wages, bonuses, commissions and vacation	$8,731	$6,649
Accrued interest	829	271
Accrued contingent consideration — current portion	27,327	25,768
Escrow liabilities	14,255	9,067
Customer deposits	1,964	1,913
Employee health self-insurance liability	863	1,032
Other current liabilities	9,914	6,115
Accrued expenses and other current liabilities	$63,883	$50,815

7. LONG-TERM DEBT, NET
A summary of long-term debt, net as of June 30, 2022 and September 30, 2021 is as follows:

		June 30,	September 30,
	Maturity	2022	2021
Revolving lines of credit to banks under the Senior Secured Credit Facility	May 9, 2024	$207,406	$104,396
1% Exchangeable Senior Notes due 2025	February 15, 2025	103,344	99,808
Debt issuance costs, net		(2,823)	(3,599)
Total long-term debt, net of issuance costs		$307,927	$200,605
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
As of June 30, 2022, the aggregate principal amount outstanding of the Exchangeable Notes was $117,000.
For a discussion of the terms of the Exchangeable Notes, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
Non-cash interest expense, including amortization of debt issuance costs, related to the Exchangeable Notes for the three and nine months ended June 30, 2022 was $169, and $492, and $149 and $434 for the three and nine months ended June 30, 2021, respectively. Total unamortized debt issuance costs related to the Exchangeable Notes were $2,113 as of June 30, 2022.
The estimated fair value of the Exchangeable Notes was $107,453 as of June 30, 2022. The estimated fair value of the Exchangeable Notes was determined through consideration of quoted market prices for similar instruments. The fair value is classified as Level 2, as defined in Note 10.
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
The Senior Secured Credit Facility accrues interest at the London Inter Bank Offered Rate ("LIBOR") (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) plus an applicable margin of 2.25% to 3.25% (3.25% as of June 30, 2022), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%), plus an applicable margin of 0.25% to 1.25% (1.25% as of June 30, 2022), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires the Company to pay unused commitment fees of 0.15% to 0.30% (0.30% as of June 30, 2022) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The maturity date of the Senior Secured Credit Facility is May 9, 2024. The Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00, (ii) a maximum total leverage ratio of 5.00 to 1.00, provided, that for each of the four fiscal quarters immediately following a qualified acquisition (each a “Leverage Increase Period”), the required ratio set forth above may be increased by up to 0.25, subject to certain limitations and (iii) a maximum consolidated senior secured leverage ratio of 3.25 to 1.00, provided, that for each Leverage Increase Period, the consolidated senior leverage ratio may be increased by up to 0.25, subject to certain limitations. As of June 30, 2022, the Company was in compliance with these covenants, and there was $67,594 available for borrowing under the revolving credit facility, subject to the financial covenants.
The Senior Secured Credit Facility is secured by substantially all assets of the Company. The lenders under the Senior Secured Credit Facility hold senior rights to collateral and principal repayment over all other creditors.
The provisions of the Senior Secured Credit Facility place certain restrictions and limitations upon the Company. These include, among others, restrictions on liens, investments, indebtedness, fundamental changes and dispositions; maintenance of certain financial ratios; and certain non-financial covenants pertaining to the activities of the Company during the period covered. The Company was in compliance with such covenants as of June 30, 2022. In addition, the Senior Secured Credit Facility restricts the Company's ability to make dividends or other distributions to the holders of the Company's equity. The Company is permitted to (i) make cash distributions to the holders of the Company's equity in order to pay taxes incurred by owners of equity in i3 Verticals, LLC, by reason of such ownership, (ii) move intercompany cash between subsidiaries that are joined to the Senior Secured Credit Facility, (iii) repurchase equity from employees, directors, officers or consultants in an aggregate amount not to exceed $3,000 per year, (iv) make certain payments in connection with the Tax Receivable Agreement (discussed in Note 8 below), and (v) make other dividends or distributions in an aggregate amount not to exceed 5% of the net cash proceeds received from any additional common equity issuance. The Company is also permitted to make non-cash dividends in the form of additional equity issuances. Each subsidiary may make ratable distributions to persons that own equity interests in such subsidiary. All other forms of dividends or distributions are prohibited under the Senior Secured Credit Facility.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Debt Issuance Costs
The Company incurred no debt issuance costs during the three and nine months ended June 30, 2022 and 2021. The Company's debt issuance costs are being amortized over the related term of the debt using the straight-line method, which is not materially different than the effective interest rate method, and are presented net against long-term debt in the condensed consolidated balance sheets. The amortization of deferred debt issuance costs is included in interest expense and amounted to approximately $263 and $776 during the three and nine months ended June 30, 2022, respectively and $244 and $719 during the three and nine months ended June 30, 2021, respectively.

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
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. When the estimate of the annual effective tax rate is unreliable, the Company records its income tax expense or benefit based up on a period to date effective tax rate. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the Company’s estimated tax rate changes, it makes a cumulative adjustment in that period. The Company’s provision for income taxes was a benefit of $1,810 and $1,154 for the three and nine months ended June 30, 2022, respectively and a provision of $662 and $516 during the three and nine months ended June 30, 2021, respectively.
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
During the nine months ended June 30, 2022, the Company acquired an aggregate of 111,000 Common Units in i3 Verticals, LLC in connection with the redemption of Common Units from the Continuing Equity Owners, which resulted in an increase in the tax basis of our investment in i3 Verticals, LLC subject to the provisions of the Tax Receivable Agreement. As a result of the exchange, during the nine months ended June 30, 2022, the Company recognized an increase to its net deferred tax assets in the amount of $875, and corresponding Tax

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Receivable Agreement liabilities of $744, representing 85% of the tax benefits due to the Continuing Equity Owners.
The deferred tax asset and corresponding Tax Receivable Agreement liability balances were $40,617 and $39,866, respectively, as of June 30, 2022.
Payments to the Continuing Equity Owners related to exchanges through June 30, 2022 will range from $0 to $3,225 per year and are expected to be paid over the next 28 years. The amounts recorded as of June 30, 2022, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

9. LEASES
The Company’s leases consist primarily of real estate leases throughout the markets in which the Company operates. At contract inception, the Company determines whether an arrangement is or contains a lease, and for each identified lease, evaluates the classification as operating or financing. The Company had no finance leases as of June 30, 2022. Leased assets and obligations are recognized at the lease commencement date based on the present value of fixed lease payments to be made over the term of the lease. Renewal and termination options are factored into determination of the lease term only if the option is reasonably certain to be exercised. The weighted-average remaining lease term at June 30, 2022 and 2021 was five and six years, respectively. The Company had no significant short-term leases during the three and nine months ended June 30, 2022 and 2021.
The Company’s leases do not provide a readily determinable implicit interest rate and the Company uses its incremental borrowing rate to measure the lease liability and corresponding right-of-use asset. The incremental borrowing rates were determined based on a portfolio approach considering the Company’s current secured borrowing rate adjusted for market conditions and the length of the lease term. The weighted-average discount rate used in the measurement of our lease liabilities was 7.6% and 7.3% as of June 30, 2022 and 2021, respectively.
Operating lease cost is recognized on a straight-line basis over the lease term. Operating lease costs for the three and nine months ended June 30, 2022 were $1,469 and $4,415, respectively, which are included in selling, general and administrative expenses in the condensed consolidated statements of operations. Operating lease costs for the three and nine months ended June 30, 2021 were $1,164 and $3,064, respectively.
Total operating lease costs for the three and nine months ended June 30, 2022 include variable lease costs of approximately $14 and $58, respectively, which are primarily comprised of costs of maintenance and utilities and changes in rates, and are determined based on the actual costs incurred during the period. Variable payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities. Total operating lease costs for the three and nine months ended June 30, 2021 were $1 and $5, respectively.
Short-term rent expense for the three and nine months ended June 30, 2022 was $51 and $144, respectively, and are included in selling, general and administrative expenses in the condensed consolidated statements of operations. Short term rent expense for the three and nine months ended June 30, 2021 was $410 and $540, respectively.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
As of June 30, 2022, maturities of lease liabilities are as follows:

Years ending September 30:
2022 (three months remaining)	$1,457
2023	5,450
2024	4,661
2025	4,053
2026	3,318
Thereafter	3,532
Total future minimum lease payments (undiscounted)(1)	22,471
Less: present value discount	(2,826)
Present value of lease liability	$19,645
__________________________
1.Total future minimum lease payments excludes payments of $21 for leases designated as short-term leases, which are excluded from the Company's right-of-use assets. These payments will be made within the next twelve months.

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
The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, settlement assets and obligations, accounts receivable, other assets, accounts payable, and accrued expenses, approximated their fair values as of June 30, 2022 and 2021, because of the relatively short maturity dates on these instruments. The carrying amount of debt approximates fair value as of June 30, 2022 and 2021, because interest rates on these instruments approximate market interest rates.

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

Accrued Contingent Consideration
Balance at September 30, 2021	$36,229
Contingent consideration accrued at time of business combination	6,281
Change in fair value of contingent consideration included in Operating expenses	24,684
Contingent consideration paid	(28,783)
Balance at June 30, 2022	$38,411

Accrued Contingent Consideration
Balance at September 30, 2020	$13,034
Contingent consideration accrued at time of business combination	22,403
Change in fair value of contingent consideration included in Operating expenses	5,835
Contingent consideration paid	(6,522)
Balance at June 30, 2021	$34,750
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
Approximately $27,327 and $25,768 of contingent consideration was recorded in accrued expenses and other current liabilities as of June 30, 2022 and September 30, 2021, respectively. Approximately $11,084 and $10,461 of contingent consideration was recorded in other long-term liabilities as of June 30, 2022 and September 30, 2021, respectively.
Disclosure of Fair Values
The Company's financial instruments that are not remeasured at fair value include the Exchangeable Notes (see Note 7). The Company estimates the fair value of the Exchangeable Notes through consideration of quoted market prices of similar instruments, classified as Level 2 as described above. The estimated fair value of the Exchangeable Notes was $107,453 as of June 30, 2022.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
11. EQUITY-BASED COMPENSATION
A summary of equity-based compensation expense recognized during the three and nine months ended June 30, 2022 and 2021 is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Stock options	$6,399	$5,111	$19,065	$12,694
Restricted stock units	400	—	615	—
Equity-based compensation expense	$6,799	$5,111	$19,680	$12,694
Amounts are included in general and administrative expense on the condensed consolidated statements of operations. Income tax benefits of $169 and $264 were recognized during the three and nine months ended June 30, 2022, respectively, and $102 and $584 during the three and nine months ended June 30, 2021.
In May 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) under which the Company may grant up to 3,500,000 stock options and other equity-based awards to employees, directors and officers. The number of shares of Class A common stock available for issuance under the 2018 Plan includes an annual increase on the first day of each year, beginning with the 2019 calendar year, equal to 4.0% of the outstanding shares of all classes of the Company's common stock as of the last day of the immediately preceding calendar year, unless the Company’s board of directors determines prior to the last trading day of December of the immediately preceding calendar year that the increase shall be less than 4.0%. As of June 30, 2022, equity awards with respect to 1,020,402 shares of the Company's Class A common stock were available for grant under the 2018 Plan.
In September 2020, the Company adopted the 2020 Acquisition Equity Incentive Plan (the “2020 Inducement Plan”) under which the Company may grant up to 1,500,000 stock options and other equity-based awards to individuals that were not previously employees of the Company or its subsidiaries in connection with acquisitions, as a material inducement to the individual's entry into employment with the Company or its subsidiaries within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. In May 2021, the Company amended the 2020 Inducement Plan to increase the number of shares of the Company's Class A common stock available for issuance from 1,500,000 to 3,000,000 shares. As of June 30, 2022, equity awards with respect to 973,994 shares of the Company's Class A common stock were available for grant under the 2020 Inducement Plan.
Share-based compensation expense includes the estimated effects of forfeitures, which will be adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.
Stock Options
The Company has issued stock option awards under the 2018 Plan and the 2020 Inducement Plan. The fair value of the stock option awards during the nine months ended June 30, 2022 and during the year ended September 30, 2021 was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	June 30, 2022	September 30, 2021
Expected volatility(1)	55.7%	59.7%
Expected dividend yield(2)	—%	—%
Expected term(3)	6 years	6 years
Risk-free interest rate(4)	1.5%	0.7%
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

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

A summary of stock option activity for the nine months ended June 30, 2022 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at September 30, 2021	7,547,622	$25.26
Granted	1,592,808	24.42
Exercised	(299,014)	16.60
Forfeited	(552,800)	30.06
Outstanding at June 30, 2022	8,288,616	$25.09

Exercisable at June 30, 2022	4,362,585	$22.97
The weighted-average grant date fair value of stock options granted during the nine months ended June 30, 2022 was $12.89.
As of June 30, 2022, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $38,178, which is expected to be recognized over a weighted-average period of two years.
The total fair value of stock options that vested during the three and nine months ended June 30, 2022 was $6,339 and $22,447, respectively.
Restricted Stock Units
The Company has issued Class A common stock in the form of restricted stock units ("RSUs") under the 2018 Plan.
A summary of activity related to restricted stock units for the nine months ended June 30, 2022 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2021	—	$—
Granted	278,426	26.58
Exercised	—	—
Forfeited	(13,001)	26.53
Outstanding at June 30, 2022	265,425	$26.59
As of June 30, 2022, total unrecognized compensation expense related to unvested RSUs, including an estimate for pre-vesting forfeitures, was $5,499, which is expected to be recognized over a weighted average period of four years.
No RSUs vested during the nine months ended June 30, 2022.

12. COMMITMENTS AND CONTINGENCIES
Leases
The Company utilizes office space and equipment under operating leases. Rent expense under these leases amounted to $1,520 and $4,559 during the three and nine months ended June 30, 2022, respectively and $1,201

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
and $3,231 during the three and nine months ended June 30, 2021, respectively. Refer to Note 9 for further discussion and a table of the future minimum payments under these leases.
Minimum Processing Commitments
The Company has non-exclusive agreements with several processors to provide the Company services related to transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Certain of these agreements require the Company to submit a minimum monthly number of transactions for processing. If the Company submits a number of transactions that is lower than the minimum, it is required to pay to the processor the fees the processor would have received if the Company had submitted the required minimum number of transactions. As of June 30, 2022, such minimum fee commitments were as follows:

Years ending September 30:
2022 (three months remaining)	$1,090
2023	4,265
2024	450
2025	—
2026	—
Thereafter	—
Total	$5,805
Third Party Sales Organization Buyout Agreement
The Company has conditionally committed to a future buyout of a third party's business at the earlier of (a) the 60th day following the date upon which the founder of the third party sales organization dies or becomes disabled or (b) the 60th day following July 1, 2023. The buyout amount is dependent on certain financial metrics but is capped at $29,000, which would be net of repayment of secured loans. The buyout also contains certain provisions to provide additional consideration of up to $9,000, in the aggregate, to be paid based on the achievement of specified financial performance targets, following the buyout. As the eventual financial metrics are not known, the amount of the buyout transaction as well as the additional consideration are not able to be estimated at this time.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
S&S Litigation
On June 2, 2021, the State of Louisiana, Division of Administration (the “State”) and a putative class of Louisiana law enforcement districts filed a petition (the “Petition”) in the 19th Judicial District Court for the Parish of East Baton Rouge against i3-Software & Services, LLC (“S&S”), a subsidiary of the Company located in Shreveport, Louisiana, the Company, i3 Verticals, LLC, the current leader of the S&S business, the former leader of the S&S business, and 1120 South Pointe Properties, LLC (“South Pointe”), the former owner of the assets of the S&S business. See State of Louisiana, by and through its Division of Administration, East Baton Rouge Parish Law Enforcement District, by and through the duly elected East Baton Rouge Parish Sheriff, Sid J. Gautreaux, III, et. al., individually and as class representatives vs. i3-Software & Services, LLC; 1120 South Pointe Properties, LLC, formerly known as Software and Services of Louisiana, L.L.C.; i3 Verticals, Inc.; i3 Verticals, LLC; Gregory R. Teeters; and Scott Carrington.
The Petition was amended on October 4, 2021 (the “Amended Petition”) to add a putative class of Louisiana sheriffs (the “Sheriffs”) and subsequently removed to the United States District Court for the Middle District of Louisiana. The Amended Petition seeks monetary damages for the cost of network remediation of $15,000 purportedly spent by the State and $7,000 purportedly spent by the Sheriffs, return of purchase prices, potential additional expenses related to remediation and any obligation to notify parties of an alleged data breach as and if required by applicable law, and reasonable attorneys’ fees. The claimed damages relate to a third-party remote access software product used in connection with services provided by S&S to certain Louisiana Parish law enforcement districts and alleged inadequacies in the Company’s cybersecurity practices. Plaintiffs moved to remand the action to state court on November 5, 2021, and the motion was referred to a magistrate to make a report and recommendation to the district court judge. On July 5, 2022 the magistrate recommended that the matter be remanded to state court. On July 19, 2022 the Company and all other defendants filed objections to the recommendation. On August 3, 2022, the Plaintiffs filed a response to those objections. The district court judge will decide whether the case remains in federal court after reviewing the objections and Plaintiffs response to the objections.
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

13. RELATED PARTY TRANSACTIONS
In connection with the Company’s IPO, the Company and i3 Verticals, LLC entered into a Tax Receivable Agreement with the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that it actually realizes, or in some circumstances, is deemed to realize in its tax reporting, as a result of (i) future redemptions funded by the

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Company or exchanges, or deemed exchanges in certain circumstances, of Common Units of i3 Verticals, LLC for Class A common stock of i3 Verticals, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. See Note 8 for further information. As of June 30, 2022, the total amount due under the Tax Receivable Agreement was $39,866.

14. SEGMENTS
The Company determines its operating segments based on ASC 280, Segment Reporting, in alignment with how the chief operating decision making group monitors and manages the performance of the business as well as the level at which financial information is reviewed. The Company’s operating segments are strategic business units that offer different products and services.
The Company's core business is delivering seamlessly integrated payment and software solutions customers in strategic vertical markets. This is accomplished through the Merchant Services and Proprietary Software and Payments segments.
The Merchant Services segment provides comprehensive payment solutions. The Merchant Services segment includes third-party integrated payment solutions as well as traditional merchant processing services across the Company's strategic vertical markets.
The Proprietary Software and Payments segment delivers solutions, including embedded payments, to the Company's customers through proprietary software. Payments are delivered through both the payment facilitator model and the traditional merchant processing model.
The Other category includes corporate overhead expenses when presenting reportable segment information.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Company primarily uses processing margin to measure operating performance. Processing margin is equal to revenue less other cost of services plus residuals expense, which are a component of other cost of services. The following is a summary of reportable segment operating performance for the three and nine months ended June 30, 2022 and 2021.

	As of and for the Three Months Ended June 30, 2022
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$32,714	$47,839	$—	$80,553
Other costs of services	(16,303)	(3,456)	10	(19,749)
Residuals	10,320	348	(11)	10,657
Processing margin	$26,731	$44,731	$(1)	$71,461

Residuals				(10,657)
Selling, general and administrative				(47,775)
Depreciation and amortization				(7,506)
Change in fair value of contingent consideration				(8,254)
Loss from operations				$(2,731)

Total assets	$204,656	$510,336	$65,432	$780,424
Goodwill	$119,086	$234,796	$—	$353,882

	As of and for the Nine Months Ended June 30, 2022
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$91,071	$141,575	$(34)	$232,612
Other costs of services	(43,273)	(9,660)	43	(52,890)
Residuals	26,555	1,139	(28)	27,666
Processing margin	$74,353	$133,054	$(19)	$207,388

Residuals				(27,666)
Selling, general and administrative				(142,878)
Depreciation and amortization				(21,823)
Change in fair value of contingent consideration				(24,684)
Loss from operations				$(9,663)

Total assets	$204,656	$510,336	$65,432	$780,424
Goodwill	$119,086	$234,796	$—	$353,882

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

	As of and for the Three months ended June 30, 2021(1)
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$29,963	$33,729	$(563)	$63,129
Other costs of services	(14,206)	(2,397)	539	(16,064)
Residuals	8,374	273	(519)	8,128
Processing margin	$24,131	$31,605	$(543)	$55,193

Residuals				(8,128)
Selling, general and administrative				(37,296)
Depreciation and amortization				(6,995)
Change in fair value of contingent consideration				(3,609)
Loss from operations				$(835)

Total assets	$209,989	$377,416	$60,846	$648,251
Goodwill	$119,086	$169,960	$—	$289,046
__________________________
1.Effective October 1, 2020, the Company's financial statements are presented in accordance with ASU 2021-08, Accounting Standards Codification Topic 805, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. See Note 2 to the interim consolidated financial statements for a description of the recently adopted accounting pronouncement.

	As of and for the Nine Months Ended June 30, 2021(1)
	Merchant Services	Proprietary Software and Payments	Other	Total
Revenue	$81,130	$77,491	$(1,674)	$156,947
Other costs of services	(36,829)	(5,864)	1,649	(41,044)
Residuals	21,219	817	(1,612)	20,424
Processing margin	$65,520	$72,444	$(1,637)	$136,327

Residuals				(20,424)
Selling, general and administrative				(92,769)
Depreciation and amortization				(17,938)
Change in fair value of contingent consideration				(5,835)
Loss from operations				$(639)

Total assets	$209,989	$377,416	$60,846	$648,251
Goodwill	$119,086	$169,960	$—	$289,046
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
As of June 30, 2022, i3 Verticals, Inc. owned 22,252,640 of i3 Verticals, LLC's Common Units, representing a 68.7% economic ownership interest in i3 Verticals, LLC.
The following table summarizes the impact on equity due to changes in the Company's ownership interest in i3 Verticals, LLC:

	Nine months ended June 30,
	2022	2021(1)
Net loss attributable to non-controlling interest	$(5,178)	$(1,918)
Transfers to (from) non-controlling interests:
Redemption of common units in i3 Verticals, LLC	(918)	(11,714)
Allocation of equity to non-controlling interests	5,594	12,374
Net transfers to non-controlling interests	4,676	660
Change from net loss attributable to non-controlling interests and transfers from non-controlling interests	$(502)	$(1,258)
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the three and nine months ended June 30, 2022 and 2021:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021(1)	2022	2021(1)
Basic(2) and diluted(3) net loss per share:
Numerator
Net loss	$(4,688)	$(4,201)	$(18,807)	$(5,894)
Less: Net loss attributable to non-controlling interests	(960)	(921)	(5,178)	(1,918)
Net loss attributable to Class A common stockholders	$(3,728)	$(3,280)	$(13,629)	$(3,976)
Denominator
Weighted average shares of Class A common stock outstanding	22,229,787	21,926,225	22,116,172	20,658,700
Basic and diluted net loss per share	$(0.17)	$(0.15)	$(0.62)	$(0.19)
__________________________
1.Effective October 1, 2020, the Company's financial statements are presented in accordance with ASU 2021-08, Accounting Standards Codification Topic 805, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. See Note 2 to the interim consolidated financial statements for a description of the recently adopted accounting pronouncement.
2.Excludes 2,949 and 8,965 restricted Class A common stock units for the three and nine months ended June 30, 2021, respectively.
3.For the three and nine months ended June 30, 2022, all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net loss per share of Class A common stock:
a.10,131,878 and 10,188,369 shares of weighted average Class B common stock for the three and nine months ended June 30, 2022, respectively, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive,
b.4,547,783 and 5,201,394 stock options for the three and nine months ended June 30, 2022, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.716,276 and 724,484 shares for the three and nine months ended June 30, 2022, respectively, resulting from estimated stock option exercises and restricted stock units vesting as calculated by the treasury stock method were excluded because of the effect of including them would have been anti-dilutive.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
4.For the three and nine months ended June 30, 2021, all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net loss per share of Class A common stock:
a.10,229,142 and 10,884,874 shares of weighted average Class B common stock for the three and nine months ended June 30, 2021, respectively, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive,
b.2,100,833 and 2,419,305 stock options for the three and nine months ended June 30, 2021, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.1,678,774 and 1,531,722 shares for the three and nine months ended June 30, 2021, respectively, resulting from estimated stock option exercises as calculated by the treasury stock method, and 2,949 and 8,965 restricted Class A common units for the three and nine months ended June 30, 2021, were excluded because the effect of including them would have been anti-dilutive.

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

17. SIGNIFICANT NON-CASH TRANSACTIONS
The Company engaged in the following significant non-cash investing and financing activities during the nine months ended June 30, 2022 and 2021:

	Nine months ended June 30,
	2022	2021
Class A common stock issued as part of acquisition's purchase consideration (Note 3)	$—	$35,245
Acquisition date fair value of contingent consideration in connection with business combinations	$6,281	$22,403
Right-of-use assets obtained in exchange for operating lease obligations	$7,720	$16,745

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
•our ability to retain customers;
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
•risks related to the cessation or modification of the London Inter Bank Offered Rate ("LIBOR"); and
•the "Risk Factors" included in our Form 10-K and included in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any.
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

Executive Overview
The Company delivers seamless integrated software and services to customers in strategic vertical markets. Building on its broad suite of software and services solutions, the Company creates and acquires software products to serve the specific needs of its customers. The Company's primary strategic verticals are Public Sector (including Education) and Healthcare.

COVID-19 Update
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
The COVID-19 pandemic has caused and may continue to cause significant disruptions to businesses and macroeconomic conditions in the United States and globally. The economic impact of these conditions materially impacted our business. Our payment volume fluctuated as a result of the impact of the COVID-19 pandemic. Despite positive developments, such as the availability of vaccines, there are no reliable estimates of how long the pandemic will continue, how many people are likely to be affected by it or the duration or types of restrictions that will be imposed. For that reason, we are unable to predict the long-term impact of COVID-19 and its variant strains on our business at this time.
Liquidity
At June 30, 2022, we had $9.0 million of cash and cash equivalents and $67.6 million of available capacity under our Senior Secured Credit Facility subject to our financial covenants. As of June 30, 2022, we were in compliance with these covenants with a consolidated interest coverage ratio, total leverage ratio and consolidated senior leverage ratio of 14.73x, 4.00x and 2.51x, respectively. For additional information about our Senior Secured Credit Facility and Exchangeable Notes, see the section entitled “Liquidity and Capital Resources” below.
Acquisitions
Acquisitions during the nine months ended June 30, 2022
During the nine months ended June 30, 2022, we completed the acquisition of three businesses to expand our software offerings in the Public Sector and Healthcare verticals. Total purchase consideration was $107.7 million, including $101.4 million in cash on hand and proceeds from the Company's revolving credit facility, and $6.3 million in contingent consideration.
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
During the nine months ended June 30, 2021, we also completed the acquisition of six other businesses to expand the Company’s software offerings in the Public Sector and Healthcare vertical markets, and to add proprietary technology that will augment the Company’s existing platform across several verticals. Total purchase consideration was $65.5 million, including $57.0 million in cash and revolving line of credit proceeds and $8.5 million of contingent consideration.

Our Revenue and Expenses
Revenues
We generate revenue from software licensing subscriptions, ongoing software support, volume-based payment processing fees (“discount fees”) and POS-related solutions that we provide to our customers directly and through our distribution partners. Volume-based fees represent a percentage of the dollar amount of each credit or debit transaction processed. Revenues are also derived from a variety of fixed transaction or service fees, including authorization fees, convenience fees, statement fees, annual fees and fees for other miscellaneous services, such as handling chargebacks.
Interchange and network fees. Interchange and network fees consist primarily of pass-through fees that make up a portion of discount fee revenue. These include assessment fees payable to card associations, which are a percentage of the processing volume we generate from Visa and Mastercard. These fees are presented net of revenue.
Expenses
Other costs of services. Other costs of services include costs directly attributable to processing and bank sponsorship costs. These also include related costs such as residual payments to our distribution partners, which are based on a percentage of the net revenues (revenue less interchange and network fees) generated from customer referrals. Losses resulting from excessive chargebacks against a customer are included in other cost of services. The cost of equipment sold is also included in cost of services. Interchange and other costs of services are recognized at the time the customer’s transactions are processed.
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
How We Assess Our Business
Merchant Services
Our Merchant Services segment provides comprehensive payment solutions. Our Merchant Services segment provides third-party integrated payment solutions as well as traditional merchant processing services across our strategic vertical markets.

Proprietary Software and Payments
Our Proprietary Software and Payments segment delivers embedded payment solutions to our customers through proprietary software. Payments are delivered through both the payment facilitator model and the traditional merchant processing model. We have Proprietary Software and Payments customers across all of our strategic vertical markets.
Other
Our Other category includes corporate overhead expenses, when presenting reportable segment information.
Key Performance Indicators
We evaluate our performance through key performance indicators, including:
•annualized recurring revenue ("ARR");
•the dollar volume of payments our customers process through us (“payment volume”);
•the portion of our payment volume that is produced by integrated transactions; and
•period-to-period payment volume attrition.
ARR is the annualized revenue derived from software-as-a-service (“SaaS”) arrangements, software monetized with transaction-based fees, software maintenance, recurring software-based services, payments revenue and other recurring revenue sources within the quarter. This excludes contracts that are not recurring or are one-time in nature. We focus on ARR because it helps us to assess the health and trajectory of our business. ARR does not have a standardized definition and is therefore unlikely to be comparable to similarly titled measures presented by other companies. It should be reviewed independently of revenue and it is not a forecast. The active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers. ARR for the three months ended June 30, 2022 and 2021 was $266.7 million and $204.9 million, respectively, representing a period-to-period growth rate of 30.2%.
Our payment volume for the three months ended June 30, 2022 and 2021 was $5.9 billion and $5.1 billion, respectively, representing a period-to-period growth rate of 15.2%. Our payment volume for the nine months ended June 30, 2022 and 2021 was $16.6 billion and $13.2 billion, respectively, representing a period-to-period growth rate of 25.5%. We focus on payment volume because it is a reflection of the scale and economic activity of our customer base and because a significant part of our revenue is derived as a percentage of our customers’ dollar volume receipts. Payment volume reflects the addition of new customers and same store payment volume growth of existing customers, partially offset by customer attrition during the period.
Integrated payments represent payment transactions that are generated in situations where payment technology is embedded within our own proprietary software, a customer’s software or critical business process. We evaluate the portion of our payment volume that is produced by integrated transactions because we believe the convergence of software and payments is a significant trend impacting our industry. We believe integrated payments create stronger customer relationships with higher payment volume retention and growth. Integrated payments grew to 62% from 60% of our payment volume for the three months ended June 30, 2022 and 2021, respectively. Integrated payments grew to 62% from 58% of our payment volume for the nine months ended June 30, 2022 and 2021, respectively.
We measure period-to-period payment volume attrition as the change in card-based payment volume for all customers that were processing with us for the same period in the prior year. We exclude from our calculations payment volume from new customers added during the period. We experience attrition in payment volume as a result of several factors, including business closures, transfers of customers’ accounts to our competitors and account closures that we initiate due to heightened credit risks. During the nine months ended June 30, 2022, our average net volume attrition per month remained below 2%.

Results of Operations
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
The following table presents our historical results of operations for the periods indicated:

	Three months ended June 30,		Change
(in thousands)	2022	2021(1)	Amount	%

Revenue	$80,553	$63,129	$17,424	27.6%

Operating expenses
Other costs of services	19,749	16,064	3,685	22.9%
Selling, general and administrative	47,775	37,296	10,479	28.1%
Depreciation and amortization	7,506	6,995	511	7.3%
Change in fair value of contingent consideration	8,254	3,609	4,645	128.7%
Total operating expenses	83,284	63,964	19,320	30.2%

Loss from operations	(2,731)	(835)	(1,896)	227.1%

Interest expense, net	3,767	2,704	1,063	39.3%

Loss before income taxes	(6,498)	(3,539)	(2,959)	83.6%

(Benefit from) provision for income taxes	(1,810)	662	(2,472)	n/m

Net loss	(4,688)	(4,201)	(487)	11.6%

Net loss attributable to non-controlling interest	(960)	(921)	(39)	4.2%
Net loss attributable to i3 Verticals, Inc.	$(3,728)	$(3,280)	$(448)	13.7%
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

Revenue
Revenue increased $17.4 million, or 27.6%, to $80.6 million for the three months ended June 30, 2022 from $63.1 million for the three months ended June 30, 2021. This increase was principally driven by incremental revenue from acquisitions of $11.4 million, net of intercompany eliminations. In addition to our growth through acquisitions, revenue from existing businesses grew, resulting from an increase in payment volume from new and existing customers across the Company and growth in software and related services revenues, primarily in our Public Sector vertical.
Revenue within Proprietary Software and Payments increased $14.1 million, or 41.8%, to $47.8 million for the three months ended June 30, 2022 from $33.7 million for the three months ended June 30, 2021. The increase was principally driven by growth in software and related services revenues in our Public Sector and Healthcare verticals.

Revenue within Merchant Services increased $2.8 million, or 9.2%, to $32.7 million for the three months ended June 30, 2022 from $30.0 million for the three months ended June 30, 2021. Payment volume from new and existing customers increased $0.6 billion, or 13.3%, to $5.4 billion for the three months ended June 30, 2022 from $4.8 billion for the three months ended June 30, 2021.
Other Costs of Services
Other costs of services increased $3.7 million, or 22.9%, to $19.7 million for the three months ended June 30, 2022 from $16.1 million for the three months ended June 30, 2021. This increase was primarily driven by an increase in other cost of services within the Merchant Services segment driven by the increase in payment volume.
Other costs of services within Merchant Services increased $2.1 million, or 14.8%, to $16.3 million for the three months ended June 30, 2022 from $14.2 million for the three months ended June 30, 2021, driven primarily by the growth in payment volume.
Other costs of services within Proprietary Software and Payments increased $1.1 million, or 44.2%, to $3.5 million for the three months ended June 30, 2022 from $2.4 million for the three months ended June 30, 2021, driven primarily by acquisitions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $10.5 million, or 28.1%, to $47.8 million for the three months ended June 30, 2022 from $37.3 million for the three months ended June 30, 2021. This increase was primarily driven by a $8.5 million increase in employment expenses, primarily resulting from an increase in headcount that resulted from acquisitions and an increase in stock compensation expense. The remaining increase was primarily driven by increases in travel expense, technology expense and rental expense.
Depreciation and Amortization
Depreciation and amortization increased $0.5 million, or 7.3%, to $7.5 million for the three months ended June 30, 2022 from $7.0 million for the three months ended June 30, 2021. Amortization expense increased $0.4 million to $6.9 million for the three months ended June 30, 2022 from $6.4 million for the three months ended June 30, 2021 primarily due to acquisitions completed during the 2021 and 2022 fiscal years. Depreciation expense increased $0.1 million to $0.6 million for the three months ended June 30, 2022 from $0.6 million for the three months ended June 30, 2021.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a charge of $8.3 million for the three months ended June 30, 2022 primarily due to the performance of some of our acquisitions exceeding our expectations. The change in fair value of contingent consideration for the three months ended June 30, 2021 was a charge of $3.6 million.
Interest Expense, net
Interest expense, net, increased $1.1 million, or 39.3%, to $3.8 million for the three months ended June 30, 2022 from $2.7 million for the three months ended June 30, 2021. The increase reflects a higher average interest rate and a higher average outstanding debt balance for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021.
Provision for (Benefit from) Income Taxes
The provision for income taxes decreased to a benefit of $1.8 million for the three months ended June 30, 2022 from a provision for $0.7 million for three months ended June 30, 2021. Our effective tax rate was 27.9% for the three months ended June 30, 2022. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company. The income of majority owned i3 Verticals, LLC is not taxed and the separate loss of the Company has minimal tax effect due to the allocations from i3 Verticals, LLC. i3 Verticals, Inc. is subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.

Nine months ended June 30, 2022 Compared to Nine months ended June 30, 2021
The following table presents our historical results of operations for the periods indicated:

	Nine Months Ended June 30,		Change
(in thousands)	2022	2021(1)	Amount	%

Revenue	$232,612	$156,947	$75,665	48.2%

Operating expenses
Other costs of services	52,890	41,044	11,846	28.9%
Selling, general and administrative	142,878	92,769	50,109	54.0%
Depreciation and amortization	21,823	17,938	3,885	21.7%
Change in fair value of contingent consideration	24,684	5,835	18,849	323.0%
Total operating expenses	242,275	157,586	84,689	53.7%

Loss from operations	(9,663)	(639)	(9,024)	1,412.2%

Interest expense, net	10,298	7,092	3,206	45.2%
Other income	—	(2,353)	2,353	(100.0)%
Total other expenses	10,298	4,739	5,559	117.3%

Loss before income taxes	(19,961)	(5,378)	(14,583)	271.2%

(Benefit from) provision for income taxes	(1,154)	516	(1,670)	n/m

Net loss	(18,807)	(5,894)	(12,913)	219.1%

Net loss attributable to non-controlling interest	(5,178)	(1,918)	(3,260)	170.0%
Net loss attributable to i3 Verticals, Inc.	$(13,629)	$(3,976)	$(9,653)	242.8%
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

Revenue
Revenue increased $75.7 million, or 48.2%, to $232.6 million for the nine months ended June 30, 2022 from $156.9 million for the nine months ended June 30, 2021. This increase was principally driven by incremental revenue from acquisitions of $52.1 million, net of intercompany eliminations. In addition to our growth through acquisitions, revenue from existing businesses grew, resulting from an increase in payment volume from new and existing customers across the Company and growth in software and related services revenues, primarily in our Public Sector vertical.
Revenue within Proprietary Software and Payments increased $64.1 million, or 82.7%, to $141.6 million for the nine months ended June 30, 2022 from $77.5 million for the nine months ended June 30, 2021. The increase was principally driven by growth in software and related services revenues in our Public Sector and Healthcare verticals.

Revenue within Merchant Services increased $9.9 million, or 12.3%, to $91.1 million for the nine months ended June 30, 2022 from $81.1 million for the nine months ended June 30, 2021. Payment volume from new and existing customers increased $2.9 billion, or 23.5%, to $15.0 billion for the nine months ended June 30, 2022 from $12.2 billion for the nine months ended June 30, 2021.
Other Costs of Services
Other costs of services increased $11.8 million, or 28.9%, to $52.9 million for the nine months ended June 30, 2022 from $41.0 million for the nine months ended June 30, 2021. This increase was primarily driven by an increase in other cost of services within the Merchant Services segment driven by the increase in payment volume.
Other costs of services within Merchant Services increased $6.4 million, or 17.5%, to $43.3 million for the nine months ended June 30, 2022 from $36.8 million for the nine months ended June 30, 2021, driven primarily by the growth in payment volume.
Other costs of services within Proprietary Software and Payments increased $3.8 million, or 64.7%, to $9.7 million for the nine months ended June 30, 2022 from $5.9 million for the nine months ended June 30, 2021, driven primarily by acquisitions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $50.1 million, or 54.0%, to $142.9 million for the nine months ended June 30, 2022 from $92.8 million for the nine months ended June 30, 2021. This increase was primarily driven by a $42.7 million increase in employment expenses, primarily resulting from an increase in headcount that resulted from acquisitions and an increase in stock compensation expense. The remaining increase was primarily driven by increases in technology expense, travel expense, rental expense, and advertising expenses.
Depreciation and Amortization
Depreciation and amortization increased $3.9 million, or 21.7%, to $21.8 million for the nine months ended June 30, 2022 from $17.9 million for the nine months ended June 30, 2021. Amortization expense increased $3.6 million to $19.9 million for the nine months ended June 30, 2022 from $16.3 million for the nine months ended June 30, 2021 primarily due to acquisitions completed during the 2021 and 2022 fiscal years. Depreciation expense increased $0.3 million to $1.9 million for the nine months ended June 30, 2022 from $1.7 million for the nine months ended June 30, 2021.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a charge of $24.7 million for the nine months ended June 30, 2022 primarily due to the performance of some of our acquisitions exceeding our expectations. The change in fair value of contingent consideration for the nine months ended June 30, 2021 was a charge of $5.8 million.
Interest Expense, net
Interest expense, net, increased $3.2 million, or 45.2%, to $10.3 million for the nine months ended June 30, 2022 from $7.1 million for the nine months ended June 30, 2021. The increase reflects a higher average interest rate and a higher average outstanding debt balance for the nine months ended June 30, 2022, as compared to the nine months ended June 30, 2021.
Other Income
There was no other income for the nine months ended June 30, 2022. Other income was $2.4 million for the nine months ended June 30, 2021. In March 2021, the Company became aware of an observable price change in the AxiaMed equity investment, due to a planned third party acquisition of AxiaMed. This resulted in an increase of $2.4 million to the fair value of the AxiaMed investment at March 31, 2021, which the Company recognized in other income.

Provision for (benefit from) Income Taxes
The provision for income taxes decreased to a benefit of $1.2 million for the nine months ended June 30, 2022 from a provision for $0.5 million for nine months ended June 30, 2021. Our effective tax rate was 5.8% for the nine months ended June 30, 2022. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company. The income of majority owned i3 Verticals, LLC is not taxed and the separate loss of the Company has minimal tax effect due to the allocations from i3 Verticals, LLC. i3 Verticals, Inc. is subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.
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
Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash from operating activities. As of June 30, 2022, we had $9.0 million of cash and cash equivalents and available borrowing capacity of $67.6 million under our Senior Secured Credit Facility, subject to the financial covenants. We usually minimize cash balances by making payments on our revolving line of credit to minimize borrowings and interest expense. As of June 30, 2022, we had borrowings outstanding of $207.4 million under the Senior Secured Credit Facility.
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
Our liquidity profile reflects our completed offering in February 2020 of an aggregate principal amount of $138.0 million in 1.0% Exchangeable Senior Notes due 2025, with substantially all the proceeds being used to pay down outstanding borrowings under our Senior Secured Credit Facility. As of June 30, 2022, the aggregate principal amount outstanding of the Exchangeable Notes was $117.0 million. We may elect from time to time to purchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities law and other factors.

Cash Flows
The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.
Nine Months Ended June 30, 2022 and 2021

	Nine months ended June 30,
	2022	2021(1)
	(in thousands)
Net cash provided by operating activities	$35,840	$34,035
Net cash used in investing activities	$(109,350)	$(149,937)
Net cash provided by financing activities	$85,695	$115,519
__________________________
1.The prior period amounts included in the statement of cash flows have been updated to correct settlement assets as restricted cash, which were previously reported as cash flows used in operating and investing activities. These adjustments reflect a decrease in prior year cash flows provided by operating activities of $2.0 million and a decrease of $7.0 million in cash outflows for acquisitions of businesses, net of cash and restricted cash acquired within cash flows used in investing activities, resulting in a combined increase of $5.0 million in cash, cash equivalents, and restricted cash at the end of the period.
Cash Flow from Operating Activities
Net cash provided by operating activities increased $1.8 million to $35.8 million for the nine months ended June 30, 2022 from $34.0 million for the nine months ended June 30, 2021. Our net loss increased from a net loss of $5.9 million for the nine months ended June 30, 2021 to a net loss of $18.8 million for the nine months ended June 30, 2022. Most of this increase in net loss was driven by non-cash expenses that do not impact cash flows from operating activities. The primary drivers of the increase in cash provided by operating activities, despite the increase in net loss, was an increase in non-cash contingent consideration of $18.8 million and an increase in equity-based compensation of $7.0 million, both of which increase the net loss but are not cash expenditures. Other changes include decreases in operating assets and liabilities of $17.8 million, which are impacted by the timing of collections and payments and an increase in depreciation and amortization of $3.9 million for the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021.
Cash Flow from Investing Activities
Net cash used in investing activities decreased $40.6 million to $109.4 million for the nine months ended June 30, 2022 from $149.9 million for the nine months ended June 30, 2021. The largest driver of cash used in investing activities for the nine months ended June 30, 2022 and the nine months ended June 30, 2021 was cash used in acquisitions, net of cash acquired. For the nine months ended June 30, 2022, we used $100.7 million of cash for acquisitions, net of cash acquired compared to $142.5 million for the nine months ended June 30, 2021. Additionally, expenditures for purchases of merchant portfolios and residual buyouts decreased $1.5 million for the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021. These changes in cash used in investing activities were partially offset by an increase in expenditures for capitalized software of $2.7 million for the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021.
Cash Flow from Financing Activities
Net cash provided by financing activities decreased $29.8 million to $85.7 million for the nine months ended June 30, 2022 from $115.5 million for the nine months ended June 30, 2021. The decrease in net cash provided by financing activities was primarily the result of an increase in payments on the revolving credit facility of $11.2 million, an increase in cash paid for contingent consideration up to our original estimates of $14.5 million and a decrease in proceeds from the revolving credit facility of $3.6 million for the nine months ended June 30, 2022 from the nine months ended June 30, 2021.

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
The Senior Secured Credit Facility accrues interest at LIBOR (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) plus an applicable margin of 2.25% to 3.25% (3.25% as of June 30, 2022), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%), plus an applicable margin of 0.25% to 1.25% (1.25% as of June 30, 2022), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires us to pay unused commitment fees of 0.15% to 0.30% (0.30% as of June 30, 2022) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The maturity date of the Senior Secured Credit Facility is May 9, 2024. The Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00, (ii) a maximum total leverage ratio of 5.00 to 1.00, provided, that for each of the four fiscal quarters immediately following a qualified acquisition (each a “Leverage Increase Period”), the required ratio set forth above may be increased by up to 0.25, subject to certain limitations and (iii) a maximum consolidated senior secured leverage ratio of 3.25 to 1.00, provided, that for each Leverage Increase Period, the consolidated senior leverage ratio may be increased by up to 0.25, subject to certain limitations. As of June 30, 2022, we were in compliance with these covenants, and there was $67.6 million available for borrowing under the revolving credit facility, subject to the financial covenants.
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
Material Cash Requirements
The following table summarizes our material cash requirements as of June 30, 2022 related to leases and borrowings:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(in thousands)
Processing minimums(1)	$5,805	$4,507	$1,298	$—	$—
Facility leases	22,492	5,612	9,034	5,580	2,266
Senior Secured Credit Facility and related interest(2)	226,206	9,370	216,836	—	—
Exchangeable Notes and related interest(3)	120,071	1,170	118,901	—	—
Contingent consideration(4)	38,411	27,327	11,084	—	—
Total	$412,985	$47,986	$357,153	$5,580	$2,266
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
2.We estimated interest payments through the maturity of our Senior Secured Credit Facility by applying the interest rate of 4.72% in effect on the outstanding balance as of June 30, 2022, plus the unused fee rate of 0.30% in effect as of June 30, 2022.
3.We calculated interest payments through the maturity of our Exchangeable Notes by applying the coupon interest rate of 1.0% on the principal balance as of June 30, 2022 of $117.0 million.
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

As of June 30, 2022, the total amount due under the Tax Receivable Agreement was $39.9 million, and payments to the Continuing Equity Owners related to exchanges through June 30, 2022 will range from $0 to $3.2 million per year and are expected to be paid over the next 28 years. The amounts recorded as of June 30, 2022, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.
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
As of June 30, 2022, there have been no significant changes to our critical accounting estimates disclosed in the Form 10-K filed with the SEC on November 22, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of June 30, 2022, the Senior Secured Credit Facility consists of a $275.0 million revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to $50.0 million in the aggregate (subject to the receipt of additional commitments for any such incremental loan amounts).
The Senior Secured Credit Facility accrues interest at LIBOR (based upon an interest period of one, two, three or six months or, under some circumstances, up to twelve months) plus an applicable margin of 2.25% to 3.25% (3.25% as of June 30, 2022), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) LIBOR plus 1.00%), plus an applicable margin of 0.25% to 1.25% (1.25% as of June 30, 2022), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires us to pay unused commitment fees of 0.15% to 0.30% (0.30% as of June 30, 2022) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The maturity date of the Senior Secured Credit Facility is May 9, 2024. The Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00, (ii) a maximum total leverage ratio of 5.00 to 1.00, provided, that for each of the four fiscal quarters immediately following a qualified acquisition (each a "Leverage Increase Period"), the required ratio set forth above may be increased by up to 0.25, subject to certain limitations and (iii) a maximum consolidated senior secured leverage ratio of 3.25 to 1.00, provided, that for each Leverage Increase Period, the consolidated senior leverage ratio may be increased by up to 0.25, subject to certain limitations. As of June 30, 2022, we were in compliance with these covenants, and there was $67.6 million available for borrowing under the revolving credit facility, subject to the financial covenants.
As of June 30, 2022, we had borrowings outstanding of $207.4 million under the Senior Secured Credit Facility. A hypothetical 1.0% relative change in the interest rate applicable to such borrowing (which is the LIBOR rate) would result in a $2.1 million change in annual interest expense.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2022, we issued an aggregate of 56,000 shares, of Class A common stock in exchange for an equivalent number of shares of Class B common stock and Common Units pursuant to the terms of the i3 Verticals, LLC Limited Liability Company Agreement. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

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

3.2	Amended and Restated Bylaws of i3 Verticals, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2018) (File No. 001-38532).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL and contained in Exhibit 101.

____________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

i3 Verticals, Inc.

		By:	/s/ Clay Whitson
Clay Whitson
Chief Financial Officer

Date:	August 9, 2022