Form 10-K
period 2022-09-30
i3 Verticals, Inc.
filed 2022-11-18
CIK 1728688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒
As of March 31, 2022, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Class A common stock held by non-affiliates was approximately $610.6 million based on the number of shares of Class A common stock held by non-affiliates and the closing price of the Class A common stock on the Nasdaq Global Select Market on such date. The determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination for any other purpose.
As of November 17, 2022, there were 22,999,150 outstanding shares of Class A common stock, $0.0001 par value per share, and 10,118,142 outstanding shares of Class B common stock, $0.0001 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. These factors include, but are not limited to, the following:
•developments related to the COVID-19 pandemic, including, without limitation, the length and severity of its impact;
•our indebtedness and our ability to maintain compliance with the financial covenants in our Senior Secured Credit Facility (as defined below);
•our ability to meet our liquidity needs;
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
•risk of significant chargeback liability if our customers refuse or cannot reimburse chargebacks resolved in favor of their customers;

•our ability to comply with complex laws and regulations applicable to the healthcare industry and to adjust our operations in response to changing laws and regulations;
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

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms “i3 Verticals,” the “Company,” “we,” “us” and “our” and similar references refer (1) before the completion of our initial public offering (IPO) completed in June 2018 or the reorganization transactions entered into in connection therewith (the “Reorganization Transactions”), which are described in the notes to consolidated financial statements, to i3 Verticals, LLC and, where appropriate, its subsidiaries, and (2) after the Reorganization Transactions to i3 Verticals, Inc. and, where appropriate, its subsidiaries.

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
•To acquire and retain customers, we depend in part on distribution partners that generally do not serve us exclusively, may not aggressively market our products and services, are subject to attrition and are not under our control.
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
•If our bank sponsorships are terminated and we are not able to secure or successfully migrate customer portfolios to new bank sponsors, we will not be able to conduct our business.
•Consolidation in the banking and financial services industry could adversely affect our business, results of operations and financial condition.
•We have faced, and may in the future face, significant chargeback liability if our customers refuse or cannot reimburse chargebacks resolved in favor of their customers, and we may not accurately anticipate these liabilities.
•On occasion, we experience increases in interchange and sponsorship fees; if we cannot pass these increases along to our customers, our profit margins will be reduced.
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
•We are subject to economic and political risk, the business cycles of our customers and distribution partners and changes in the overall level of consumer and commercial spending, which could negatively impact our business, financial condition and results of operations.
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
•Changes in tax laws or their interpretations, or becoming subject to additional U.S., state or local taxes that cannot be passed through to our customers, could negatively affect our business, financial condition and results of operations.
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
•We are exposed to fluctuations in foreign currency exchange rates, which could negatively affect our financial condition and operating results.
• Our international operations subject us to additional risks which could have an adverse effect on our business, operating results, and financial condition.
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
•Actual or perceived failures to comply with applicable healthcare laws and regulations could result in a material breach of contract with one or more of our customers in our Healthcare vertical, harm our reputation and subject us to substantial civil and criminal penalties.
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

PART I

Item 1. Business
Our Company
i3 Verticals builds, acquires and grows software solutions in strategic vertical markets. Our broad array of specialized solutions meet our customers’ specific enterprise needs which leads to long-term partnerships. Our payments platform seamlessly integrates into our solutions, unlocking additional value.

Revenue from software and related services accounts for 49% of our total revenue in the twelve months ended September 30, 2022, up from 5% in the twelve months ended September 30, 2017.

Since founding in 2012, we have steadily increased our market share and solution breadth through a combination of organic growth initiatives and acquisitions. Our compounding cash flow generation has positioned us to capitalize on strategic opportunities and position ourselves to expand our product offerings for years to come.

We focus on strategic vertical markets where we can build lasting customer relationships. Our primary markets are underserved, fragmented, large, and growing. Our primary strategic vertical markets include:
•Public Sector—We have products and solutions that create an efficient flow of information throughout a variety of public sector entities, including states and local governments. Our solutions help our customers provide more responsive and efficient services to their citizens. We have products that enable upper and lower court case management, collections, finance and accounting, motor vehicle and carrier registration, e-filing and taxation, license plate inventory, property tax management, utility billing, professional licensing, document workflow, and law enforcement software. We deliver integrated payments solutions throughout many of these products and these solutions allow our customers to efficiently process court, tax, registration, utility and other payments. We also assist public schools in completing payment processing functions such as accepting payments for school lunches (online or at school) and school activities.
•Healthcare—We provide businesses in our Healthcare vertical with software platforms for revenue cycle management, including coding, insurance adjudication, billing, scheduling and integrated payments. Our solutions help our customers efficiently code and bill for their services, and ultimately receive reimbursement. We offer our software as a service and bundle it with professional services that specialize in outsourced revenue cycle management. We also offer electronic health records ("EHR") solutions and often pair these with our revenue cycle management services. Our payment solutions in the healthcare market seamlessly integrate into our own proprietary software, as well as that of our distribution partners, consisting of independent software vendors (“ISVs”). We also provide workflow software and associated professional services to medical insurance payers.
A core component of our growth strategy includes a disciplined approach to acquisitions of companies and technology, evidenced by more than 47 acquisitions since our inception in 2012. Our acquisitions have opened new strategic vertical markets, increased the number of businesses and organizations to whom we provide solutions and extended our existing software solutions and capabilities. We target vertical markets where businesses and organizations often lack integrated payment functionality within their business management systems. When we present software solutions that integrate the customer's operations with their payments, we can build a long-term relationship primed to grow together. Our management team has significant experience acquiring and integrating vertical market software businesses that complement our existing suite of products and solutions. Due to our team’s longstanding relationships and domain expertise, we maintain a strong pipeline of acquisition targets and are constantly evaluating businesses against our acquisition criteria.
We generate revenue from software licenses and subscriptions, ongoing support, and other software-related solutions. We also generate revenue from volume-based fees generated by payment processing services provided to customers throughout North America. Our software and integrated payment solutions coupled with our distribution network derive significant scale from operating efficiencies, which enables us to generate strong operating margins and cash flows.

Our Segments
We have two reportable segments, Merchant Services and Software and Services (formerly known as Proprietary Software and Payments), and an Other category. For additional information on our segments, see Note 17 to our consolidated financial statements and “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
Merchant Services
Our Merchant Services segment provides comprehensive payment solutions to businesses and organizations. Our Merchant Services segment includes third-party integrated payment solutions as well as traditional merchant processing services across our strategic vertical markets.
Software and Services
Our Software and Services segment delivers vertical market software solutions to customers across all of our strategic vertical markets. These solutions often include embedded payments or other recurring services.
Other
Our Other category includes corporate overhead expenses, when presenting reportable segment information.
Our Products and Solutions
We deliver a comprehensive array of vertical market software solutions and integrated payment technology to our customers and distribution partners. Our products and solutions are strategically aligned to support new customer growth and promote customer retention. Some solutions are broadly applicable across many different types of entities and departments, while others are specific to certain markets.
Public Sector
Our Public Sector vertical is comprised of more than 100 unique software products designed to make governments run more efficiently. Payments are often embedded into these software products, providing customers with a seamless experience as well as an additional revenue stream. We serve customers at both the state and local level and our geographic reach covers most of the United States and some of Canada.
Our software products are designed to align with the specific needs of our customers and their communities. Solutions categories include:
•Judiciary & Courts - Fully integrated digital solutions offering dynamic processes to plan, coordinate, evaluate, record, and provide up to date information within court systems.
•Motor Vehicle - Comprehensive solutions for commercial and passenger vehicle management for motor vehicle administrations.
•Utility Billing - Complete suite of billing and back-office management software solutions and services to enhance enterprise applications, improve customer experience, and increase efficiency of utility operations.
•Digital Customer Engagement - Digital customer engagement platform, including web, mobile, chat, and voice options, enables intuitive self-service options for customers to manage their data & accounts.
•Finance and ERP - Enterprise resource planning (ERP) solutions connect the organization and its data to create a flow of information providing insight across multiple departments.
•School Lunches - Comprehensive solution for schools and districts including meal account management, point of sale, menu planning, nutritional analysis, food inventory and free and reduced meal applications.

•Land & Records Management - Fully digital solutions to boost proficiency and maintain records to enable submission of index information, scanning of document images and secure instantaneous retrieval of information.
•Public Safety - Solutions for computer aided dispatch, law records management, evidence management, jail management, mobile solutions, and livescan.
•Licensing & Permitting - Automation for every step of the licensing application, renewal process and payment process. These include workflow and user driven customization solutions.
•Property, Recording and Tax – Digital solutions designed for appraisal information, tax collection management, revenue collection, and Computer Assisted Mass Appraisal.
Healthcare
Our Healthcare vertical brings revenue cycle management services and EHR solutions together to address customer needs in one of the most complicated sectors of the economy. Our software solutions often accompany seamlessly integrated services such as medical coding, integrated payments or value based care optimization.
Our customers include large university medical centers as well as small private practice offices. Solution categories include:
•Revenue Cycle Management Software and Services – Comprehensive revenue cycle management services for academic institutions and practices of all sizes.
•Medical Billing Software – Software to add efficiencies to the billing process and improve accuracy, workflows and claims processing.
•Practice Management Software – Full-featured medical software to help clients run their practices.
•Electronic Health Records – Full-featured EHR system to streamline clinical operations and drive patient engagement.
•Healthcare Payer Solutions – Content services platform that helps drive accelerated performance and innovation in many departments, including Appeals & Grievances, Network Operations, Member Services, Compliance, Back Office and IT.
•Administrative Solutions – Content services platform for Accounting and Finance, Contract Management and Human Resources.
Payment Technology
In addition to our broad suite of vertical market software described above, we have developed a suite of payment technology solutions that serves customers across our vertical markets. Capabilities include:
•traditional merchant processing or payment facilitator models,
•integration with customer business management systems, risk management,
•validated point-to-point encryption, and
•PCI-compliant security and extensive reporting tools.

We offer our customers a single point of access through our powerful, simple and capable proprietary core platform. From there we offer a suite of payment and software solutions, enabling omni-channel POS, spanning brick and mortar locations and electronic- and mobile-commerce, including app-based payments.
Our payment technology platforms include an Application Programming Interface (“API”) suite that provides access to traditional merchant processing, ACH processing and payment facilitator merchant processing capabilities. The platform APIs allow access to Europay, Mastercard and Visa (“EMV”) devices using an implementation that shields software providers from the requirements of PCI or payment application data security standard certifications.
Our Technology
Our technology offerings are architected and delivered utilizing a variety of strategies designed to maximize business value for customers. Software is delivered via agile development methodologies allowing for immediate customer feedback. Our cloud-first strategy takes advantage of cost-effective, secure, and scalable infrastructures. We focus intently on cybersecurity and we proactively work to continuously improve the security of customer information and our internal systems. We leverage test automation and automated deployment tools to ensure seamless, high quality software deployments.
Agile Development
Our software development lifecycle has been designed to incorporate agile methodologies that are intended to maximize business value to our customers as well as create an environment for continuous feedback. This feedback is rapidly incorporated into our product backlogs and prioritized for development. Quality assurance is incorporated into the process from the beginning, allowing for high quality technology delivery.
Cloud First Strategy
We have both public cloud and private cloud solutions. Our primary public cloud provider is AWS. However, we also leverage Microsoft and Google to deliver our technology across multiple cloud platforms. Our strategy is focused on leveraging Platforms as a Service whenever possible to ensure the highest level of scalability at a lower cost level. In situations where the public cloud is not a fit, we have a private cloud solution to host our technology. The public cloud spans multiple data centers across the country. Within each data center, we have implemented a highly available infrastructure utilizing a variety of cybersecurity tools to ensure systems are always on and highly secured.
Low code
We have recently identified low code partner. We intend to deploy this leading-edge technology to efficiently build critical technology for customers at a lower cost and at a more rapid pace.
Automation
We are investing heavily in technology automation. This allows us to bring changes to the marketplace much faster than traditional mechanisms. Additionally, we continue to invest in test automation, which reduces the risk of quality issues while improving overall test coverage. These two technologies help enable the delivery of new technology with high levels of quality.
Our Sales and Marketing
Our sales strategy includes both direct W2 sales representatives and a broad network of distribution partners.
We utilize our direct sales team, our largest channel, to sell our proprietary software and payment technology solutions directly to customers in our vertical markets. Sales teams are organized and coordinated by vertical, leading to extensive cross-selling opportunities across our broad array of solutions. Leveraging our vertically focused suite of products and services, we are able to maximize the performance of our direct W2 sales force, and our external distribution channels, as we continue to attract new partners.
Our external channel partners are comprised of ISVs, value-added resellers (“VARs”) and a few select independent sales organizations (“ISOs”). These distribution partners are a consistent and scalable source for new customer acquisition.
Our product and partner marketing is delivered through a shared-services model which is coordinated with each business unit. Marketing is tightly aligned with our sales efforts by providing event coordination, demand generation resources, physical and electronic marketing campaigns and partner marketing collateral. Our enterprise marketing function establishes our overall corporate marketing strategy to enhance brand awareness and demand generation. We use a broad variety of traditional and digital marketing mediums to engage prospective customers.

Our Operations
Our operations team is uniquely structured to optimize the experience of our customers and distribution partners. These vertically focused business support teams allow us to establish a level of expertise that delivers a scalable support structure and enables us to align our services with the economic goals and specific expectations of the respective business unit. Each operations team is positioned to support the functions of their respective customer base and key performance indicators mark their progress toward achieving the goals established by each business unit. A strong network of shared services, such as marketing, legal, finance and HR, support our decentralized operating units and ensure that they are focused on the best in-class service to our customers. Our corporate technology department is structured to rapidly enhance and effectively maintain our products and services.

Our operations team is structured to effectively support the individual needs of our customers. This support includes:
•customer onboarding and data conversions;
•software configurations and integrations;
•customer support and retention;
•customer training and activations;
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
Our Competition
We compete with a variety of vertical market software providers that have different business models, go-to-market strategies and technical capabilities. We believe the most significant competitive factors in our markets are:

1.quality, including the ability of our products and solutions to addresses the specific needs of our customers;
2.service, including our ability to bring value-added solutions and strong customer support;
3.trust, including a strong reputation for quality service and trusted distribution partners;
4.convenience, such as speed in customer onboarding and approving applications;
5.pricing, including fees charged to customers and residuals and incentives offered to distribution partners.
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

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we provide our eligible employees with access to flexible and convenient medical programs intended to meet their needs and the needs of their families. In addition to standard medical coverage, for our domestic employees, we offer dental and vision coverage, health savings and flexible spending accounts, paid time off, flexible work schedules on a case-by-case basis, employee assistance programs, voluntary short term and long-term disability insurance and term life insurance. For our non-U.S. employees, in addition to standard medical coverage, we offer benefits that are consistent with local practices for similarly situated companies.

We provide competitive compensation and benefits programs to help meet the needs of our employees. In addition to salaries, these programs (which vary across our businesses) include bonus opportunities and, for our domestic employees, a 401(k) Plan. We use targeted stock option grants and restricted stock units ("RSUs") with vesting conditions to facilitate retention of personnel, and we are proud that a large percentage of our workforce owns i3 Verticals shares, RSUs or options to purchase i3 Verticals shares. We believe this dynamic aligns important economic incentives and encourages an entrepreneurial spirit.
We have built a collaborative culture that recognizes and rewards innovation and offers employees a variety of opportunities and experiences. We believe that our culture is critical to our success. The majority of our employees work on-site in one of our over 40 offices; however, we encourage our employees to take advantage of our flexible work arrangements to meet their individual circumstances. We are an acquisitive company and regularly add new employees and locations as a result of our acquisition activity. Our employee headcount has significantly increased since our Initial Public Offering in June 2018, and as of November 17, 2022, we have approximately 1,637 employees in 43 states and two countries. We believe that our employee retention rates are competitive and we think this is a result of strong emphasis on workforce culture in our acquisition process and in our operational decision making.
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
Privacy and Information Security Regulations
We provide services that are subject to privacy laws and regulations of a variety of jurisdictions. Relevant federal privacy laws include the Gramm-Leach-Bliley Act of 1999, which applies directly to a broad range of financial institutions and indirectly, or in some instances directly, to companies that provide services to financial institutions. These laws and regulations restrict the collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices and provide individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information. These laws also impose requirements for safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. Our business also may be subject to the Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act of 2003, which regulate the use and reporting of consumer credit information and impose disclosure requirements on entities who take adverse action based on information obtained from credit reporting agencies. All fifty states, Puerto Rico, and the U.S. Virgin Islands have enacted data breach notification laws requiring businesses that experience a security breach of their computer databases that contain personal information to notify affected individuals, consumer reporting agencies and governmental agencies. In addition, there are state laws that restrict the ability to collect and utilize certain types of personal information, such as Social Security and driver’s license numbers, and impose secure disposal requirements for personal data. Certain state laws mandate businesses to implement reasonable data security measures. Massachusetts requires any business that processes the personal information of a Massachusetts resident to adopt and implement a written information security program. States are increasingly legislating data protection requirements for a broader list of personal data and are strengthening protections for students' personal information. For example, Illinois regulates the collection of biometric information under its Biometric Information Privacy Act, and at least five other states have legislation pending regarding the collection of biometric data. For example, the California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect on January 1, 2020, requires companies that process personal information of California residents to make certain disclosures to consumers about data practices, grants consumers specific access rights to their data, allows consumers to opt out of certain data sharing activities and creates a private right of action for data breaches. The California Privacy Rights Act of 2020 (the “CPRA”), which will come into effect on January 1, 2023, but applies to certain personal information collected on or after January 1, 2022, amends and expands the CCPA to create additional consumer privacy rights, such as the right of correction and right to limit the use of sensitive personal information, and establishes a privacy enforcement agency known as the California Privacy Protection Agency (the “CPPA”). In addition, various states, including Colorado, Virginia, Utah, and Connecticut, have enacted, and other states are expected to enact in the near future, new laws and regulations concerning privacy, data protection and information security. To the extent we are subject to such legislation, the potential effects on our business are often far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. The recently enacted laws often provide for civil penalties or fines for violations. Each privacy law and regulation that applies to us could increase our cost of doing business or limit permissible activities. We are also subject to numerous federal and state laws and regulations related to the privacy and security of health information. See “—Healthcare Regulatory Matters” below.

As an entity that provides services to educational institutions, we are indirectly subject to the Family Educational Rights and Privacy Act (“FERPA”) and the privacy requirements of the Protection of Pupil Rights Amendment (“PPRA”), and we may not transfer or otherwise disclose or use any personally identifiable information from a student record to another party other than on a basis and in a manner permitted under the statutes. See “Risk Factors—If we violate the Family Educational Rights and Privacy Act (“FERPA”) and the Protection of Pupil Rights Amendment (“PPRA”), it could result in a material breach of contract with one or more of our customers in our Education vertical and could harm our reputation. Further, if we disclose student information in violation of FERPA or PPRA, our access to student information could be suspended.
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
Certain provisions of the security and privacy regulations promulgated pursuant to HIPAA apply to business associates (entities that handle protected health information on behalf of covered entities), and business associates are subject to direct liability for violation of these provisions. As a provider of services to entities subject to HIPAA, we are a “business associate” of our customers and must safeguard the protected health information we handle. To the extent permitted by applicable regulations and contracts and associated business associate agreements with our customers, we are permitted to use and disclose protected health information to perform our services and for other limited purposes, but other uses and disclosures, such as marketing communications, require written authorization from the patient or must meet an exception specified under the privacy regulations. Violations of the HIPAA privacy and security regulations may result in substantial civil monetary penalties and, in certain circumstances, criminal penalties. The U.S. Department of Health and Human Services (“HHS”) enforces the privacy and security regulations, and state attorneys general may also enforce the regulations in response to violations that threaten the privacy of state residents. To the extent we are permitted under our customer contracts, we may de-identify protected health information and use de-identified information for our purposes without obtaining patient authorization or further complying with HIPAA. Determining whether protected health information has been sufficiently de-identified to comply with the HIPAA privacy standards and our contractual obligations may require complex factual and statistical analyses. Any failure by us to meet HIPAA requirements with respect to de-identification could subject us to penalties and harm our reputation.
Other Privacy and Security Requirements
In addition to HIPAA, numerous other U.S. federal and state laws govern the collection, dissemination, use, access to and confidentiality of personal information. In many cases, state laws are more restrictive than, and not preempted by, HIPAA, and may allow personal rights of action with respect to privacy or security breaches, as well as fines. State laws are contributing to increased enforcement activity and are subject to interpretation by various courts and other governmental authorities. Further, a number of states have introduced or passed legislation relating to the collection, storage, handling and transfer of personal data. Congress is also currently considering a comprehensive national data privacy and security law that may be broader than or supplant state consumer privacy laws.
Data Protection and Breaches
Most states require holders of personal information to maintain safeguards, and all states have laws that require such holders to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals or the state’s attorney general. In some states, these laws are limited to electronic data, but states increasingly are enacting or considering stricter and broader requirements. The laws are inconsistent across states, which can increase the costs of compliance. Additionally, HIPAA imposes certain notification requirements on business associates. In certain circumstances involving large breaches, media notice is required. A non-permitted use or disclosure of protected health information is presumed to be a breach under HIPAA unless the business associate or covered entity establishes that there is a low probability the information has been compromised consistent with the risk assessment requirements enumerated under HIPAA.
In addition, the Federal Trade Commission ("FTC") uses its consumer protection authority to initiate enforcement actions in response to data breaches. The FTC has prosecuted certain data breach cases as unfair and deceptive acts or practices under the Federal Trade Commission Act. In addition, the FTC regulations require creditors, which may include some of our customers, to implement identity theft prevention programs to detect, prevent and mitigate identity theft in connection with customer accounts. Although Congress passed legislation that restricts the definition of “creditor” and exempts many healthcare providers from complying with this identity theft prevention rule, we may be required to apply additional resources to our existing processes to assist our affected customers in complying with this rule.
Information Blocking and Interoperability Requirements
Government initiatives promoting interoperability of electronic health information ("EHI") have driven increasing demand among customers, industry groups, and patients for health information technology ("HIT") products that are compatible with one another and capable of facilitating access, exchange, and use of EHI without delay or other interference. For example, the Office of the National Coordinator of Health Information Technology ("ONC") and HHS published a final rule in 2020, implementing provisions of the 21st Century Cures Act ("The Cures Act"), that prohibits health care providers, health information exchanges ("HIEs"), and HIT developers from information blocking (“Information Blocking Final Rule”). As an electronic medical record provider, one of our subsidiaries is considered to be a HIT developer and is, therefore, subject to the Information Blocking Final Rule.

Information Blocking is defined under the Cures Act as a practice that is likely to interfere with, prevent or materially discourage access, exchange or use of EHI. The Information Blocking Final Rule outlines the kinds of industry behaviors that constitute information blocking, along with certain exceptions for practices that would not be considered information blocking. HIT developers are subject to a higher standard than health care providers in terms of determining whether a practice constitutes information blocking, in that an action that the HIT developer knows or should know is likely to interfere with, prevent, or materially discourage access, exchange, or use of EHI may be considered information blocking. Additionally, HIT developers are subject to penalties for information blocking of up to $1 million per violation. The Information Blocking Final Rule applied to HIT developers with at least one HIT tool that is ONC Certified HIT and we have at least one product - iMed EMR - that is ONC Certified HIT.

In 2020, ONC published a final rule that imposes HIT technology standards, implementation specifications, certification criteria, and conditions and maintenance of certification requirements that apply to HIT developers (“HIT Standards and Certification Criteria Final Rule”). The HIT Standards and Certification Criteria Final Rule includes new criteria related to EHI export and standardized APIs for patient services. As a result of this rule, HIT developers of certified HIT need to ensure that their products and services meet the requisite technical standards by the relevant deadlines, which roll out through 2024, and that their HIT continues to evolve as developers and other stakeholders release revised versions of these standards. In addition, to participate in the ONC Health IT Certification Program, HIT developers must make various certifications regarding their HIT, and attest to compliance with applicable conditions of certification, including those related to information blocking.

In 2020, the Centers for Medicare & Medicaid Services ("CMS") published the Interoperability and Patient Access Final Rule, which, among other things, requires hospitals with certain EHR capabilities to send admission, discharge, and transfer notifications to other providers, and imposes requirements on certain payors to support Patient Access and Provider Directory APIs. While not directly applicable to HIT developers, the Interoperability and Patient Access Final Rule further demonstrates the government’s drive toward interoperability of EHI and the resulting need of healthcare providers and other consumers of HIT for tools that meet these requirements.

In January of 2022, ONC published the Trusted Exchange Framework, Common Agreement - Version 1 ("TEFCA"), and Qualified Health Information Network ("QHIN") Technical Framework - Version 1. The overall goal of the TEFCA is to establish a universal floor for interoperability across the country. The TEFCA will establish the infrastructure model and governing approach for users in different networks to securely share basic clinical information with each other—all under commonly agreed-to expectations and rules, agnostic to the network in which they participate. The Trusted Exchange Framework describes a common set of non-binding, foundational principles for trust policies and practices that can help facilitate exchange among HINs. Although implementation of the Trusted Exchange Framework is not mandatory, the federal government encourages its adoption through the establishment of a publicly available directory of networks that are capable of trusted exchange and by permitting federal agencies to require implementation of the Trusted Exchange Framework by network contractors as the contractors update their health IT or operational practices.

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
The AKS contains a limited number of exceptions, and the Office of the Inspector General (“OIG”) of HHS has created regulatory safe harbors to the AKS. Activities that comply with a safe harbor are deemed protected from prosecution under the AKS. Failure to meet a safe harbor does not automatically render an arrangement illegal under the AKS. The arrangement, however, does risk increased scrutiny by government enforcement authorities, based on our particular facts and circumstances. Our contracts and other arrangements may not meet an exception or a safe harbor. Additionally, many states have similar anti-kickback laws or laws that otherwise prohibit fraudulent or abusive arrangements within the healthcare industry. These laws are often broad in scope and may apply regardless of the source of payment for care.
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
The FCA prohibits the knowing submission of false claims or statements to the federal government, including to the Medicare and Medicaid programs. The FCA defines the term “knowingly” broadly to include not only actual knowledge of a claim’s falsity, but also reckless disregard of the truth of the information, or deliberate ignorance of the truth or falsity of a claim. Specific intent to defraud is not required. The FCA may be enforced by the federal government directly or by a qui tam plaintiff, or whistleblower, on the government's behalf. The government may use the FCA to prosecute Medicare and other government program fraud in areas such as coding errors and billing for services not rendered. Further, submission of a claim for an item or service generated in violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA. When an entity is determined to have violated the FCA, it may be required to pay three times the actual damages sustained by the government, plus substantial civil penalties for each false claim, and may be excluded from participation in federal healthcare programs.
Exclusion from Participation in Government Healthcare Programs
The OIG is required to or may choose to exclude individuals and entities involved in misconduct related to federal healthcare programs, including Medicare and Medicaid, from participation in those programs. Federal law prohibits federal healthcare programs from paying for items or services furnished, ordered, or prescribed by an individual or entity excluded from participation. The prohibition against federal program payment extends to payment for administrative and management services not directly related to patient care. Civil penalties may be imposed against providers and entities that employ or enter into contracts with excluded individuals or entities to provide items or services to federal healthcare program beneficiaries and submit a claim for reimbursement to a federal healthcare program, or cause such a claim to be submitted. In addition to civil monetary penalties, violations may result in exclusion and treble damages, for each item or service furnished during the period in which the individual or entity was excluded. Our customers have an affirmative duty to check the exclusion status of individuals and entities prior to entering into contractual relationships and periodically re-check thereafter. We have implemented compliance policies and procedures to screen for excluded individuals. However, if we are found to have employed or contracted with an excluded individual or entity, we could face significant consequences as outlined above. In addition, we could be liable under our customer contracts if we are excluded by the OIG or employ or contract with an excluded individual or entity.
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
Unfair or Deceptive Acts or Practices
We and many of our customers are subject to Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices. In addition, laws prohibiting these activities and other laws, rules and or regulations, including the Telemarketing Sales Act, may directly impact the activities of certain of our customers, and in some cases may subject us, as the customer’s payment processor or provider of certain services, to investigations, fees, fines and disgorgement of funds if we are deemed to have aided and abetted or otherwise provided the means and instrumentalities to facilitate the illegal or improper activities of the customer through our services. Various federal and state regulatory enforcement agencies, including the Federal Trade Commission and the states attorneys general, have authority to take action against non-banks that engage in unfair or deceptive acts or practices or violate other laws, rules and regulations and to the extent we are processing payments or providing services for a customer that may be in violation of laws, rules and regulations, we may be subject to enforcement actions and as a result may incur losses and liabilities that may impact our business.
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
Stored Value Services
Stored value cards, store gift cards and electronic gift certificates are subject to various federal and state laws and regulations, which may include laws and regulations related to consumer and data protection, licensing, consumer disclosures, escheat, anti-money laundering, banking, trade practices and competition and wage and employment. The customers who utilize the gift card processing products and services that we may sell may be subject to these laws and regulations. In the future, if we seek to expand these stored value card products and services, or as a result of regulatory changes, we may be subject to additional regulation and may be required to obtain additional licenses and registrations which we may not be able to obtain.

The Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “Card Act”) created new requirements applicable to general-use prepaid gift cards, store gift cards and electronic gift certificates. The Card Act, along with the Federal Reserve’s amended Regulation E, created new requirements with respect to these cards and electronic certificates. These include certain prohibited features and revised disclosure obligations. Prepaid services may also be subject to the rules and regulations of Visa, Mastercard, Discover and American Express and other payment networks with which our customers and the card issuers do business. The customers who utilize the gift card processing products and services that we may sell are responsible for compliance with all applicable rules and requirements relating to their gift product program.
Additionally, the Financial Crimes Enforcement Network of the U.S. Department of the Treasury (“FinCEN”), issued a final rule in July 2011 regarding the applicability of the BSA’s regulations to “prepaid access” products and services. This rulemaking clarifies the anti-money laundering obligations for entities engaged in the provision and sale of prepaid services, such as prepaid gift cards. We are not registered with FinCEN based on our determination that our current products and services do not constitute a “prepaid program” as defined in the BSA and we are not a “provider” of prepaid access. We may in the future need to register with FinCEN as a “money services business-provider of prepaid access” in accordance with the rule based on changes to our products or services.
Indirect Regulatory Requirements
Certain of our distribution partners are financial institutions that are directly subject to various regulations and compliance obligations issued by the CFPB, the Federal Reserve System, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the National Credit Union Administration and other agencies responsible for regulating financial institutions, which includes state financial institution regulators. While these regulatory requirements and compliance obligations do not apply directly to us, many of these requirements materially affect the services we provide to our customers and us overall. The financial institution regulators have imposed requirements on regulated financial institutions to manage their third-party service providers. Among other things, these requirements include performing appropriate due diligence when selecting third-party service providers; evaluating the risk management, information security, and information management systems of third-party service providers; imposing contractual protections in agreements with third-party service providers (such as performance measures, audit and remediation rights, indemnification, compliance requirements, confidentiality and information security obligations, insurance requirements, and limits on liability); and conducting ongoing monitoring, diligence and audits of the performance of third-party service providers. Accommodating these requirements applicable to our customers imposes additional costs and risks in connection with our financial institution relationships. We expect to expend significant resources on an ongoing basis in an effort to assist our customers in meeting their legal requirements.
Payment Network Rules and Standards
Payment networks establish their own rules and standards that allocate liabilities and responsibilities among the payment networks and their participants. These rules and standards, including the PCI DSS, govern a variety of areas of the payments industry, including how we can process transactions, how consumers and customers may use their cards, how our customers may conduct their business regarding the acceptance of payments (including the types and amounts of fees that can be assessed for the acceptance of payments), the security features of cards, security standards for processing, data security and allocation of liability for certain acts or omissions including liability in the event of a data breach. The payment networks may change these rules and standards from time to time as they may determine in their sole discretion and with or without advance notice to their participants. These changes may be made for any number of reasons, including as a result of changes in the regulatory environment, to maintain or attract new participants, or to serve the strategic initiatives of the networks and may impose additional costs and expenses on or be disadvantageous to certain participants. Changes to these rules and standards could alter or prohibit certain current industry business practices which could impact our ability to provide services to various market segments we service. Participants are subject to audit by the payment networks to ensure compliance with applicable rules and standards. The networks may fine, penalize or suspend the registration of participants for certain acts or omissions or the failure of the participants to comply with applicable rules and standards.

An example of a such a standard is the “chip and pin” or “chip and signature” card requirement, known as EMV, which was mandated by Visa, Mastercard, American Express and Discover to be supported by payment processors by April 2013 and by merchants by October 2015. This mandate set new requirements and technical standards, including requiring integrated point of sale systems to be capable of accepting the more secure “chip” cards that utilize the EMV standard and setting new rules for data handling and security. Processors and customers that do not comply with the mandate or do not use systems that are EMV compliant risk fines and liability for fraud-related losses. We have invested significant resources to ensure our systems’ compliance with the mandate, and to assist our customers in becoming compliant.
To provide our electronic payment services, we must be registered either indirectly or directly as a service provider with each of the payment networks that we utilize. Because we are not a bank, we are not eligible for primary membership in certain payment networks, including Visa and Mastercard, and are therefore unable to directly access these networks. The operating regulations of certain payment networks, including Visa and Mastercard, require us to be sponsored by a member bank as a service provider. We are registered with certain payment networks, including Visa and Mastercard, through various sponsor banks. The agreements with our bank sponsors give them substantial discretion in approving certain aspects of our business practices including our solicitation, application and qualification procedures for customers and the terms of our agreements with customers. We are also subject to network operating rules and guidelines promulgated by the National Automated Clearing House Association (“NACHA”) relating to payment transactions we process using the ACH Network. Like the card networks, NACHA may update its operating rules and guidelines at any time and we will be subject to these changes. For example, NACHA's WEB Debit Account Validation Rule, took effect March 19, 2021. This rule requires changes to ACH validation of bank accounts associated with internet WEB ACH payments. The NACHA Operating Rules and Guidelines allocate responsibility and liabilities to the various participants in the payment network, including us and our partner financial institutions. Recently, NACHA has focused upon data security and privacy responsibilities. We are subject to audit by our partner financial institutions for compliance with the rules and guidelines. Our sponsor financial institutions have substantial discretion in approving certain aspects of our business practices, including the terms of our agreements with our ACH processing customers.
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
Other Regulation
We are subject to U.S. federal and state unclaimed or abandoned property (escheat) laws which require us to turn over to certain government authorities the property of others we hold that has been unclaimed for a specified period of time such as account balances that are due to a distribution partner or customer following discontinuation of its relationship with us. The Housing Assistance Tax Act of 2008 requires certain merchant acquiring entities and third-party settlement organizations to provide information returns for each calendar year with respect to payments made in settlement of electronic payment transactions and third-party payment network transactions occurring in that calendar year. Reportable transactions are also subject to backup withholding requirements.

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
We own a number of registered federal service marks, including, without limitation, i3 Verticals®, PaySchools® and Axia®. We also own a number of domain names, including, without limitation, www.i3verticals.com.
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
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. The COVID-19 pandemic has had widespread and unpredictable impacts on global society, economies, financial markets, and business practices, and may in the future impact our business operations, including our employees, customers, partners, and communities. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread, the emergence of new variants of COVID-19, the development, availability, distribution and effectiveness of vaccines and treatments, and public confidence in such vaccines and treatments, and the extent and duration of measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders, and business and government shutdowns. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part II, Item 7 of this Form 10-K) for further discussion regarding the impact of COVID-19 on our financial results for fiscal year 2022. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict.

There are no reliable estimates of how long the pandemic will last, how many people are likely to be affected by it or the duration or types of restrictions (such as schools or business closings) that will be imposed. While the COVID-19 pandemic is having an adverse effect on our business, financial condition and results of operations, the extent of such impact will depend on future developments, which cannot be accurately predicted at this time. The COVID-19 pandemic has resulted in and may continue to result in lower results of operations due to a number of operational factors, including:
•the temporary closures, re-closures and failures of our customers; which creates risk of chargeback liability and delayed payment or failure to pay by our customers for our solutions and services
•third-party disruptions, including potential outages at network providers, call centers and other suppliers;
•increased cyber and payment fraud risk related to the COVID-19 pandemic, as cybercriminals attempt to profit from the disruption, given increased online banking, e-commerce and other online activity; and
•challenges to the availability and reliability of our solutions and services due to changes to operations, including the possibility of COVID-19 cases occurring at our locations, affecting our employees or affecting the systems or employees of our customers or other third parties on which we depend.
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
Since inception in 2012, we have been engaged in growth activities and have made a significant number of acquisitions that have grown our business. This acquisition activity requires substantial capital and other expenditures. As a result, 2017 was the first fiscal year for which we attained profitability, and we incurred net losses attributable to i3 Verticals, Inc. in the years ended September 30, 2022, 2021 and 2020, and we may incur losses again in the future. A substantial portion of our historical revenue growth has resulted from acquisitions. For the year ended September 30, 2022, revenues attributable to the acquisitions we completed in 2021 and 2022 were $61.8 million, or 19.5% of our total revenues. We expect our cash needs to increase significantly for the next several years as we:
•make additional acquisitions;
•market our products and services;
•expand our customer support and service operations;
•hire additional marketing, customer support and administrative personnel; and
•implement new and upgraded operational and financial systems, procedures and controls.
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
The market for payment processing services is highly competitive and has relatively low barriers to entry. Other providers of payment processing services have established a sizable market share in the merchant acquiring sector and service more customers than we do. Our growth will depend, in part, on a combination of the continued growth of the electronic payment market and our ability to increase our market share.
Our payment and software solutions compete against many peers. Our competitors include, among others, Tyler Technologies, Inc., EverCommerce, Inc., EngageSmart, LLC, GTY Technology Holdings, Inc., Constellation Software, Inc., Global Payments, Inc., Stripe, Inc., and Square, Inc.
Many of our competitors have substantially greater financial, technological, and marketing resources than we have. Accordingly, if these competitors specifically target our business model, they may be able to offer more attractive solutions to our customers and more attractive compensation to our distribution partners. They also may be able to offer and provide products and services that we do not offer. Additionally, larger financial institutions may decide to perform in-house some or all of the services we provide or could provide, which may give them with a competitive advantage in the market. There are also a large number of small providers of vertical market software services or payment processing services that provide various ranges of services to our customers and our potential customers. This competition may effectively limit the prices we can charge and requires us to control costs aggressively in order to maintain acceptable profit margins. Competition could also result in a loss of existing distribution partners and customers and greater difficulty attracting new distribution partners and customers. One or more of these factors could have a material adverse effect on our business, financial condition and results of operations.
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

To acquire and retain customers, we depend in part on distribution partners that generally do not serve us exclusively, may not aggressively market our products and services, are subject to attrition and are not under our control.
We rely heavily on the efforts of our distribution partners to market our products and services to existing customers and potential customers. Generally, our agreements with distribution partners are not exclusive and these partners retain the right to refer potential customers to other merchant acquirers. Gaining and maintaining loyalty or exclusivity may require financial concessions to maintain current distribution partners or to attract potential distribution partners from our competitors who may be offering significantly more enticing pricing terms, such as increased signing bonuses or residuals payable to our referral partners, which could have a negative impact on our results of operations. If these distribution partners switch to another merchant acquirer, focus more heavily on promoting the products and services of one or more other merchant acquirers, cease operations or become insolvent, we may no longer receive new referrals from them or may receive fewer new referrals from them, and we also risk losing existing customers with whom the distribution partner has a relationship. Additionally, some of our distribution partners are subject to the requirements imposed by our bank sponsors, which may result in fines to them for non-compliance and may, in some cases, result in these entities ceasing to market our products and services. If we are unable to maintain our existing base of distribution partners or develop relationships with new distribution partners, our business, financial condition and results of operations would be materially adversely affected. Further, we may be named in legal proceedings in connection with the actions of our distribution partners where it is alleged that our distribution partners have intentionally or negligently misrepresented pricing or other contractual terms to customers or potential customers related to our processing solutions or related products. Our distribution partners are independent businesses and we have no control over their day-to-day business activities, including their customer marketing and solicitation practices. While in some cases we may have indemnification rights against our distribution partners for these activities, there is no guarantee that we will be able to successfully enforce those indemnification rights or that our distribution partners are adequately capitalized in a manner necessary to satisfy their indemnification obligations to us. If one or more judgments or settlements in any litigation or other investigation, plus related defense and investigation costs, significantly exceed our insurance coverage and we are unable to enforce our indemnification rights against a distribution partner or partners, our business, financial condition and results of operations could materially suffer.
If we cannot keep pace with rapid developments and changes in our industry, the use of our products and services could decline, causing a reduction in our revenues.
The electronic payments market is subject to constant and significant changes. This market is characterized by rapid technological evolution, new product and service introductions, evolving industry standards, changing customer needs and the entrance of non-traditional competitors, including products and services that enable card networks and banks to transact with consumers directly. To remain competitive, we continually pursue initiatives to develop new products and services to compete with these new market entrants. These projects carry risks, such as cost overruns, delays in delivery, performance problems and lack of customer acceptance. In addition, new products and offerings may not perform as intended or generate the business or revenue growth expected. Additionally, we look for acquisition opportunities, investments and alliance relationships with other businesses that will increase our market penetration and enhance our technological capabilities, product offerings and distribution capabilities. Any delay in the delivery of new products and services or the failure to differentiate our products and services or to accurately predict and address market demand could render our products and services less desirable, or even obsolete, to our customers and to our distribution partners. Furthermore, even though the market for integrated payment processing products and services is evolving, it may develop too rapidly or not rapidly enough for us to recover the costs we have incurred in developing new products and services targeted at this market. Any of the foregoing could have a material and adverse effect on our operating results and financial condition.

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
The products and services we deliver are designed to process complex transactions and provide reports and other information on those transactions, all at very high volumes and processing speeds. Our technology offerings must also integrate with a variety of network, hardware, mobile and software platforms and technologies, and we need to continuously modify and enhance our products and services to adapt to changes and innovation in these technologies. Any failure to deliver an effective, reliable and secure service or any performance issue that arises with a new product or service could result in significant processing or reporting errors or other losses. If we do not deliver a promised new product or service to our customers or distribution partners in a timely manner or the product or service does not perform as anticipated, our development efforts could result in increased costs and a loss in business that could reduce our earnings and cause a loss of revenue. We also rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to new technologies, including software and hardware. Our future success will depend in part on our ability to develop or adapt to technological changes and evolving industry standards. If we are unable to develop, adapt to or access technological changes or evolving industry standards on a timely and cost-effective basis, our business, financial condition and results of operations would be materially adversely affected.
Unauthorized disclosure, destruction or modification of data or disruption of our services could expose us to liability, protracted and costly litigation and damage our reputation.
We are responsible both for our own business and to a significant degree for acts and omissions by certain of our distribution partners and third-party vendors under the rules and regulations established by the payment networks, such as Visa and Mastercard, Discover and American Express, and the debit networks. We and other third parties collect, process, store and transmit sensitive data, such as names, addresses, social security numbers, credit or debit card numbers and expiration dates, drivers’ license numbers and bank account numbers, and we have ultimate liability to the payment networks and member financial institutions that register us with the payment networks for our failure, or the failure of certain distribution partners and third parties with whom we contract, to protect this data in accordance with payment network requirements. The loss, destruction or unauthorized modification of customer or cardholder data could result in significant fines, sanctions and proceedings or actions against us by the payment networks, governmental bodies, consumers or others, which could have a material adverse effect on our business, financial condition and results of operations. Any such sanction, fine, proceeding or action could damage our reputation, force us to incur significant expenses in defense of these proceedings, disrupt our operations, distract our management, increase our costs of doing business and may result in the imposition of monetary liability.
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

Although we proactively employ multiple measures to defend our systems against intrusions and attacks and to protect the data we collect, our measures may not prevent unauthorized access or use of sensitive data. Recently, several municipalities have been the victims of cyberattacks, and in some cases, ransomware, through which an attacker gains access to the organization’s computer files, renders them temporarily inaccessible and threatens to permanently delete them if a cash ransom is not paid by a specified deadline. While we or, to our knowledge, our distribution partners, third-party vendors or customers have not been subject to a material ransomware or cyber-extortion attack impacting us, if such an event were to occur it could significantly disrupt our operations, expose us to liability under HIPAA and/or state data breach laws, adversely impact our reputation, impact our customer relationships or subject us to material losses or liability. We may be required to expend significant additional resources in our efforts to modify or enhance our protective measures against evolving threats. A breach of our system or a third-party system upon which we rely may subject us to material losses or liability, including payment network fines, assessments and claims for unauthorized purchases with misappropriated credit, debit or card information, impersonation or other similar fraud claims. A misuse of such data or a cybersecurity breach could harm our reputation and deter our customers and potential customers from using electronic payments generally and our products and services specifically, thus reducing our revenue. In addition, any such misuse or breach could cause us to incur costs to correct the breaches or failures, expose us to uninsured liability, expose us to liability under HIPAA, increase our risk of regulatory scrutiny, subject us to lawsuits and result in the imposition of material penalties and fines under state and federal laws or by the payment networks. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. A significant cybersecurity breach could also result in payment networks prohibiting us from processing transactions on their networks or the loss of our financial institution sponsorship that facilitates our participation in the payment networks, either of which could materially impede our ability to conduct business.
Although we generally require that our agreements with our distribution partners and service providers who have access to customer data include confidentiality obligations that restrict these parties from using or disclosing any customer data except as necessary to perform their services under the applicable agreements, there can be no assurance that these contractual measures will prevent the unauthorized disclosure of business or customer data, nor can we be sure that such third parties would be willing or able to satisfy liabilities arising from their breach of these agreements. Any failure by such third parties to adequately take these protective measures could result in protracted or costly litigation.
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
We do not directly access the payment card networks, such as Visa and Mastercard, that enable our acceptance of credit cards and debit cards, including some types of prepaid cards. Accordingly, we must rely on banks or other payment processors to process transactions and must pay fees for the services. To provide our merchant acquiring services, we are registered through our bank sponsors with the Visa and Mastercard networks as service providers for member institutions. The majority of our $22.6 billion in payment volume in fiscal year 2022 was attributable to transactions processed on the Visa and Mastercard networks. As such, we, our bank sponsors and many of our customers are subject to complex and evolving payment network rules. The payment networks routinely update and modify requirements applicable to merchant acquirers, including rules regulating data integrity, third-party relationships (such as those with respect to bank sponsors and ISOs), merchant chargeback standards and PCI DSS. The rules of the card networks are set by their boards, which may be influenced by card issuers, some of which offer competing transaction processing services. The PCI council released version 4.0, which includes stronger standards that increase the compliance burden on processors and require additional training, education and support tools for processors to support their merchants.
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
We may also be subject to penalties from the payment card networks if we fail to detect that our customers are engaging in activities that are illegal, contrary to the payment card network operating rules, or considered “high-risk.” We must either prevent high-risk merchants from using our products and services or register such merchants with the payment card networks and conduct additional monitoring with respect to such merchants. Such penalties could be material and could result in termination of registration or could require changes in our process for registering new customers. This could materially and adversely affect our business.
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

If our bank sponsorships are terminated and we are not able to secure or successfully migrate customer portfolios to new bank sponsors, we will not be able to conduct our business.
If the banks that sponsor us with the Visa and Mastercard networks stop sponsoring us, we would need to find other financial institutions to provide those services, which could be difficult and expensive. If we were unable to find a replacement financial institution to provide sponsorship, we could no longer provide processing services to affected customers, which would negatively impact our revenues and earnings. Furthermore, some agreements with our bank sponsors give them substantial discretion in approving certain aspects of our business practices, including our solicitation, application and qualification procedures for customers and the terms of our agreements with customers. Our bank sponsors’ discretionary actions under these agreements could have a material adverse effect on our business, financial condition, and results of operations.
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

We have faced, and may in the future face, significant chargeback liability if our customers refuse or cannot reimburse chargebacks resolved in favor of their customers, and we may not accurately anticipate these liabilities.
We have potential liability for chargebacks associated with our customers’ processing transactions. In most circumstances, if a billing dispute between a customer and a cardholder is not ultimately resolved in favor of our customer, the disputed transaction is “charged back” to the customer’s bank and credited to the account of the cardholder. Anytime our customer is unable to satisfy a chargeback, we are responsible for that chargeback.
If we are unable to collect the chargeback from the customer’s account or reserve account (if applicable), or if the customer refuses or is financially unable due to bankruptcy or other reasons to reimburse us for the chargeback, we bear the loss for the amount of the refund paid to the cardholder’s bank. While we did not incur material chargeback losses in our 2022 or 2021 fiscal years, any increase in chargebacks not paid by our customers could have a material adverse effect on our business, financial condition and results of operations.
We are potentially liable for losses caused by fraudulent card transactions. Card fraud occurs when a customer’s customer uses a stolen or counterfeit credit, debit or prepaid card, card number or other credentials to purchase merchandise or services. In a traditional card-present transaction, if the customer swipes the card, receives authorization for the transaction from the card issuing bank and verifies the signature on the back of the card against the paper receipt signed by the customer, the card issuing bank remains liable for any loss. In a fraudulent card-not-present transaction, even if the customer receives authorization for the transaction, the customer is liable for any loss arising from the transaction. Many of our smaller customers transact a substantial percentage of their sales over the Internet or in response to telephone or mail orders. Because their sales are card-not-present transactions, these customers are more vulnerable to customer fraud than larger customers. We may experience chargebacks arising from cardholder fraud more frequently than providers of payment processing services that service larger businesses and organizations.

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
New Visa rules associated with chargeback are now in effect that tighten monitoring and control of risks to combat the high rates of fraud and disputes. These new rules impact when merchants are enrolled in the Visa Fraud Monitoring Program (the “VFMP”) and the Visa Chargeback Monitoring Program (the “VCMP”). The VFMP and the VCMP target merchants with higher levels of chargebacks and fraud. Visa's new rules could have serious implications for the types of businesses that we can support, and high-risk merchants will be impacted by the changes.
On occasion, we experience increases in interchange and sponsorship fees; if we cannot pass these increases along to our customers, our profit margins will be reduced.
We pay interchange fees or assessments to issuing banks through the card associations for each transaction that is processed using their credit and debit cards. From time to time, the card associations increase the interchange fees that they charge processors and the sponsoring banks. At their sole discretion, our sponsoring banks have the right to pass any increases in interchange fees on to us. In addition, our sponsoring banks may seek to increase their sponsorship fees charged to us, all of which are based upon the dollar amount of the payment transactions we process. If we are not able to pass these fee increases along to customers through corresponding increases in our processing fees, our profit margins will be reduced.
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
We rely on third parties for specific services, software and hardware used in providing our products and services. Some of these organizations and service providers are our competitors or provide similar services and technology to our competitors, and we may not have long-term contracts with them. If these contracts are canceled or we are unable to renew them on commercially reasonable terms, or at all, our business, financial condition and results of operation could be adversely impacted. The termination by our service or technology providers of their arrangements with us or their failure to perform their services efficiently and effectively may adversely affect our relationships with our customers and, if we cannot find alternate providers quickly, may cause those customers to terminate their processing agreements with us.

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
•loss of customers;
•loss of customer and cardholder data;
•fines imposed by payment networks or regulators;
•harm to our business or reputation resulting from negative publicity;
•exposure to fraud losses or other liabilities;
•additional operating and development costs; or
•diversion of management, technical and other resources, among other consequences.
We are subject to economic and political risk, the business cycles of our customers and distribution partners and changes in the overall level of consumer and commercial spending, which could negatively impact our business, financial condition and results of operations.
The electronic payment industry depends heavily on the overall level of consumer and commercial spending. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income and changes in consumer purchasing habits. A sustained deterioration in general economic conditions, particularly in the United States, continued uncertainty for an extended period of time, due to the COVID-19 pandemic, persistent inflation, supply chain disruptions, or further increases in interest rates, could adversely affect our financial performance by reducing the number or aggregate volume of transactions made using electronic payments. In general, demand for consumer products may be adversely affected by increases in interest rates and the reduced availability of financing. A reduction in the amount of consumer or commercial spending could result in a decrease in our revenue and profits. If our customers make fewer purchases or sales of products and services using electronic payments, or consumers spend less money through electronic payments, we will have fewer transactions to process at lower dollar amounts, resulting in lower revenue. Additionally, credit card issuers may reduce credit limits and become more selective in their card issuance practices. Any of these developments could have a material adverse impact on our financial position and results of operations.
Further, credit card issuers may reduce credit limits and become more selective in their card issuance practices. We also have a certain amount of fixed and semi-fixed costs, including rent, debt service and salaries, which could limit our ability to quickly adjust costs and respond to changes in our business and the economy.
Rapidly evolving domestic and global economic conditions are beyond our control and could materially adversely affect our business, operations, and results of operations.
U.S. and international markets and, are experiencing uncertain and volatile economic conditions, including from the impacts of the COVID-19 pandemic, Russian aggression in Ukraine and related rises in fuel costs, sustained inflation, threats or concerns of recession, and supply chain disruptions. These conditions make it extremely difficult for us to accurately forecast and plan future business activities. Together, these circumstances create an environment in which it is challenging for us to predict future operating results. If these uncertain business, macroeconomic or political conditions continue or further decline, our business, financial condition and results of operations could be materially adversely affected.

A decline in the use of cards and ACH as payment mechanisms for consumers and businesses or adverse developments in the electronic payment industry in general could adversely affect our business, financial condition and operating results.
If consumers and businesses do not continue to use cards or ACH as payment mechanisms for their transactions or if the mix of payments among the types of cards and ACH changes in a way that is adverse to us, it could have a material adverse effect on our business, financial condition and results of operations. Regulatory changes may also result in our customers seeking to charge their customers additional fees for use of credit or debit cards. Additionally, in recent years, increased incidents of security breaches have caused some consumers to lose confidence in the ability of businesses to protect their information, causing certain consumers to discontinue use of electronic payment methods. Security breaches could result in financial institutions canceling large numbers of credit and debit cards, or consumers or businesses electing to cancel their cards following such an incident.
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
In evaluating and determining the purchase price for a prospective acquisition, we estimate the future revenues and profits from that acquisition based largely on historical financial performance. Following an acquisition, we may experience some attrition in the number of customers serviced by an acquired provider of payment processing services or included in an acquired portfolio of merchant accounts. Should the rate of post-acquisition customer attrition exceed the rate we forecasted, the revenues and profits from the acquisition may be less than we estimated, which could result in losses or a decline in profits, as well as potential impairment charges.
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
The acquisition of a provider of payment processing services, as well as a portfolio of merchant accounts, requires the transfer of various data processing functions and connecting links to our systems and those of our third-party service providers. If the transfer of these functions and links does not occur rapidly and smoothly, payment processing delays and errors may occur, resulting in a loss of revenues, increased customer attrition and increased expenditures to correct the transitional problems, which could preclude our attainment of, or reduce, our anticipated revenue and profits. Additionally, any integrations that do not occur rapidly and smoothly could divert the attention of management away from other strategic matters, including, but not limited to, acquisitions or product development.

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
Our intellectual property is critical to our future success, particularly in our strategic verticals where we may offer proprietary software solutions to our customers. We rely on a combination of contractual license rights and copyright, trademark and trade secret laws to establish and protect our proprietary technology. Third parties may challenge, invalidate, circumvent, infringe or misappropriate our intellectual property or the intellectual property of our third-party licensors, or such intellectual property may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain service offerings or other competitive harm. Others, including our competitors, may independently develop similar technology, duplicate our products and services, design around or reverse engineer our intellectual property, and in such cases neither we nor our third-party licensors may be able to assert intellectual property rights against such parties. Further, our contractual license arrangements may be subject to termination or renegotiation with unfavorable terms to us, and our third-party licensors may be subject to bankruptcy, insolvency and other adverse business dynamics, any of which might affect our ability to use and exploit the products licensed to us by these third-party licensors. We may have to litigate to enforce or determine the scope and enforceability of our intellectual property rights (including litigation against our third-party licensors), which is expensive, could cause a diversion of resources and may not prove successful. The loss of intellectual property protection or the inability to obtain third-party intellectual property could harm our business and ability to compete.

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
We depend on the ability and experience of a number of our key personnel, particularly Messrs. Daily, Whitson and Stanford, who have substantial experience with our operations, the rapidly changing payment processing industry and the vertical markets in which we offer our products and services. Many of our key personnel have worked for us for a significant amount of time or were recruited by us specifically due to their experience. Our success depends in part upon the reputation and influence within the industry of our senior managers who have, over the years, developed long standing and favorable relationships with our vendors, card associations, bank sponsors and other payment processing and service providers. It is possible that the loss of the services of one or a combination of our senior executives or key managers could have a material adverse effect on our business, financial condition and results of operations. In addition, contractual obligations related to confidentiality and assignment of intellectual property rights may be ineffective or unenforceable, and departing employees may share our proprietary information with competitors in ways that could adversely impact us.

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
We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenues as a result of consumer spending patterns. Historically our revenues have been strongest in our first, third and fourth fiscal quarters and weakest in our second fiscal quarter. This is due to the increase in the number and amount of electronic payment transactions related to seasonal retail events, such as holiday and vacation spending. The number of business days in a month or quarter also may affect seasonal fluctuations. We also experience volatility in certain other metrics, such as customers, transactions and dollar volume. Volatility in our key operating metrics or their rates of growth could have a negative impact on our financial results and investor perceptions of our business prospects. Furthermore, we are not able to predict the impact that the COVID-19 pandemic may have on the seasonality of our business.
We are a decentralized company, which presents certain risks, including the risk that we may be slower or less able to identify or react to problems affecting a key business unit than we would in a more centralized environment, which could materially and adversely affect our business, financial condition and results of operations.
We are a decentralized company. While we believe this structure has catalyzed our growth and enabled us to remain responsive to opportunities and to our customers’ needs, it necessarily places significant control and decision-making powers in the hands of local management. This presents various risks, including the risk that we may be slower or less able to identify or react to problems affecting a key business unit than we would in a more centralized environment. In addition, it means that we may be slower to detect compliance related problems and that “company-wide” business initiatives, such as the integration of disparate information technology systems, are often more challenging and costly to implement, and their risk of failure higher, than they would be in a more centralized environment. Depending on the nature of the problem or initiative in question, such failure could materially and adversely affect our business, financial condition or results of operations.

We are the subject of various claims and legal proceedings and may become the subject of claims, litigation or investigations which could have a material adverse effect on our business, financial condition or results of operations.
In the ordinary course of business, we are the subject of various claims and legal proceedings and may become the subject of claims, litigation or investigations, including commercial disputes and employee claims, such as claims of age discrimination, sexual harassment, gender discrimination, immigration violations or other local, state and federal labor law violations, and from time to time may be involved in governmental or regulatory investigations or similar matters arising out of our current or future business. Any claims asserted against us or our management, regardless of merit or eventual outcome, could harm our reputation or the reputation of our management and have an adverse impact on our relationship with our customers, distribution partners and other third parties and could lead to additional related claims. In light of the potential cost and uncertainty involved in litigation, we have in the past and may in the future settle matters even when we believe we have a meritorious defense. Certain claims may seek injunctive relief, which could disrupt the ordinary conduct of our business and operations or increase our cost of doing business. Our insurance or indemnities may not fully cover all claims that may be asserted against us. Furthermore, there is no guarantee that we will be successful in defending ourselves in pending or future litigation or similar matters under various laws. Any judgments or settlements in any pending litigation or future claims, litigation or investigation could have a material adverse effect on our business, financial condition and results of operations.
We are exposed to fluctuations in foreign currency exchange rates, which could negatively affect our financial condition and operating results.
Our contracts are primarily denominated in U.S. dollars, and therefore, substantially all of our revenue is not subject to foreign currency risk. However, there has been, and may continue to be, significant volatility in global stock markets and foreign currency exchange rates that result in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar increases the real cost of our products to our end-customers outside of the United States and may lead to reduced demand for our services. If the U.S. dollar continues to strengthen, this could adversely affect our financial condition and operating results. Our operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with foreign currency fluctuations, our financial condition and operating results could be adversely affected.
Our international operations subject us to additional risks which could have an adverse effect on our business, operating results, and financial condition.
We employ resources outside of the United States to support on onshore operations. Countries outside of the United States may be subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest or natural disasters. The occurrence of natural disasters, pandemics, such as COVID-19, or political or economic instability in these countries could interfere with work performed by these labor sources or could result in our having to replace or reduce these labor sources. If countries in which we operate experience civil or political unrest or acts of terrorism, our operations in such countries could be materially impaired. Our vendors in other countries could potentially shut down suddenly for any reason, including financial problems or personnel issues. Such disruptions could decrease efficiency, increase our costs and have an adverse effect on our business or results of operations.

Risks Related to Regulation
We are subject to extensive laws and government regulation, the costs of compliance with which can be significant, and our actual or perceived failure to comply with such obligations may subject us to penalties and otherwise have an unfavorable impact on our business, financial condition and results of operations.
We are subject to numerous federal and state regulations that affect the electronic payments industry. Regulation of our industry has increased significantly in recent years and is constantly evolving. We are also subject to other laws and regulations, including those addressing U.S. financial services, consumer protection, escheat and privacy and information security, among other subjects. Changes to statutes, regulations or industry standards, including interpretation and implementation of statutes, regulations or standards, could increase our cost of doing business or affect the competitive balance. Failure to comply with laws and regulations may have an adverse effect on our business, including the limitation, suspension or termination of services provided to, or by, third parties, and the imposition of other penalties or fines. To the extent these laws and regulations negatively impact the business, operations or financial condition of our customers, our business and results of operations could be materially and adversely affected because, among other matters, our customers could have less capacity to purchase products and services from us, could decide to avoid or abandon certain lines of business, or could seek to pass on increased costs to us by negotiating price reductions. In addition, we could be required to invest a significant amount of time and resources in response to new or changes to existing laws, regulations or oversight, or to modify the manner in which we contract with or provide products and services to our customers; and those laws and regulations could directly or indirectly limit how much we can charge for our services. We may not be able to update our existing products and services, or develop new ones, to satisfy our customers’ needs. Any of these events, if realized, could have a material adverse effect on our business, results of operations and financial condition.
Various laws and regulations, including those in other industries in which we provide services, even if such laws and regulations not directed at us, may require us to make significant efforts to change our products and services and may require that we incur additional compliance costs and change how we price our products and services to our customers and distribution partners. Implementing new compliance efforts is difficult because of the complexity of regulatory requirements, and we are devoting and will continue to devote significant resources to ensure compliance. Furthermore, regulatory actions may cause changes in business practices by us and other industry participants which could affect how we market, price and distribute our products and services, and which could materially adversely affect our business, financial condition and results of operations. In addition, even an inadvertent failure to comply with laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could damage our business or our reputation.
Compliance with the Dodd-Frank Act and other federal and state regulations may increase our compliance costs, limit our revenues and otherwise negatively affect our business.
Since the enactment of the Dodd-Frank Act, there have been substantial reforms to the supervision and operation of the financial services industry, including numerous new regulations that have imposed compliance costs and, in some cases, limited revenue sources for us and our financial institution partners and customers. Among other things, the Dodd-Frank Act established the CFPB, which is empowered to conduct rule-making and supervision related to, and enforcement of, federal consumer financial protection laws. The CFPB has issued guidance that applies to “supervised service providers,” which the CFPB has defined to include service providers, like us, to CFPB supervised banks and nonbanks. In addition, federal and state agencies have recently proposed or enacted cybersecurity regulations, such as the Cybersecurity Requirements for Financial Services Companies issued by the New York State Department of Financial Services and the Advance Notice of Proposed Rulemaking on Enhanced Cyber Risk Management Standards issued by The Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation in October 2016. Such cybersecurity regulations are applicable to large bank holding companies and their subsidiaries, as well as to service providers to those organizations. Any new rules and regulations implemented by the CFPB, state or other authorities or in connection with the Dodd-Frank Act could, among other things, slow our ability to adapt to a rapidly changing industry, require us to make significant additional investments to comply with them, redirect time and resources to compliance obligations, modify our products or services or the manner in which they are provided, or limit or change the amount or types of revenue we are able to generate.

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
If we violate the Family Educational Rights and Privacy Act (“FERPA”) and the Protection of Pupil Rights Amendment (“PPRA”), it could result in a material breach of contract with one or more of our customers in our Education vertical and could harm our reputation. Further, if we disclose student information in violation of FERPA or PPRA, our access to student information could be suspended.
Our systems and solutions must also comply, in certain circumstances, with FERPA and PPRA, as well as with rapidly emerging state student data privacy laws that require schools to protect student data and to adopt privacy policies which can significantly vary from one state to another. FERPA generally prohibits an educational institution from disclosing personally identifiable information from a student’s education records without a parent’s consent unless certain statutory exceptions apply. Our school customers and their students disclose to us, and we may store, certain information that originates from or comprises a student education record under FERPA. PPRA puts limits on “survey, analysis or evaluations” that may come into play when schools employ internet-based educational services. Schools are required to develop policies that address, among other things, the collection, disclosure or use of personal information collected from students for the purpose of marketing or selling that information, and can place restrictions on third parties’ use of that data. As an entity that provides services to educational institutions, we are indirectly subject to FERPA’s and PPRA’s privacy requirements, and we may not transfer or otherwise disclose or use any personally identifiable information from a student record to another party other than on a basis and in a manner permitted under the statutes. If we violate FERPA or PPRA, it could result in a material breach of contract with one or more of our customers and could reduce our revenues or harm our reputation. Further, if we disclose student information in violation of FERPA or PPRA, our access to student information could be suspended, thus inhibiting our business operations.
Actual or perceived failures to comply with applicable privacy and security laws and regulations could result in a material breach of contract with one or more of our customers in our Healthcare vertical, harm our reputation and subject us to substantial civil and criminal penalties under laws such as HIPAA and state privacy and security laws.
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
For example, the HIPAA privacy and security regulations extensively regulate the use and disclosure of protected health information and require business associates such as our company to implement administrative, physical and technical safeguards to protect the security of such information. If we are unable to properly protect the privacy and security of protected health information entrusted to us, we could be found to have breached our contracts with our customers and be subject to investigation by the HHS Office for Civil Rights (“OCR”). In the event OCR finds that we have failed to comply with applicable HIPAA privacy and security standards, we could face civil and criminal penalties. OCR has become an increasingly active regulator and has signaled its intention to continue this trend. OCR has the discretion to impose penalties without being required to attempt to resolve violations through informal means. Further, OCR may require companies to enter into resolution agreements and corrective action plans which impose ongoing compliance requirements. OCR enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition to enforcement by OCR, state attorneys general are authorized to bring civil actions under either HIPAA or similar state laws, seeking either injunctions or damages in response to violations that threaten the privacy of state residents. Although we have implemented and maintain policies, processes and a compliance program infrastructure to assist us in complying with these laws and regulations and our contractual obligations, we cannot provide assurance regarding how these laws and regulations will be interpreted, enforced or applied to our Healthcare vertical operations. Further, the FTC has prosecuted certain data breach cases as unfair and deceptive acts or practices under the Federal Trade Commission Act.
If we violate the federal AKS, the CMP Law, the federal FCA, the Cures Act or similar federal or state laws and regulations, it could result in a material breach of contract with one or more of our customers in our Healthcare vertical, harm our reputation and subject us to substantial civil and criminal penalties.
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
Healthcare laws, regulations and other requirements impacting our Healthcare vertical operations include the following:
Anti-Kickback Laws. A number of federal and state laws govern patient referrals, financial relationships with physicians and other referral sources and inducements to providers and patients, including restrictions contained in amendments to the Social Security Act, commonly known as the AKS. The AKS contains a limited number of exceptions, and the Office of the Inspector General (“OIG”) of HHS has created regulatory safe harbors to the AKS. Activities that comply with a safe harbor are deemed protected from prosecution under the AKS. Certain of our contracts and other arrangements may not meet an exception or a safe harbor. Failure to qualify for safe harbor protection does not mean the arrangement necessarily violates the AKS, but it may subject the arrangement to greater government scrutiny. We cannot provide assurance that practices outside of a safe harbor will not be found to violate the AKS. Allegations of violations of the AKS may be brought under the civil CMP Law, which requires a lower burden of proof than the AKS.
The HHS OIG has a longstanding concern that percentage-based billing arrangements may increase the risk of improper billing practices. The HHS OIG recommends that medical billing companies develop and implement comprehensive compliance programs to mitigate this risk. In addition, certain states have adopted laws or regulations forbidding splitting of fees with non-physicians, which may be interpreted to prevent business service providers, including medical billing providers, from using a percentage-based billing arrangement. While we have developed and implemented a comprehensive billing compliance program that we believe is consistent with the federal guidance, our failure to ensure compliance with controlling legal requirements, accurately anticipate the application of these laws and regulations to our business and contracting model, or other failure to comply with regulatory requirements, could create liability for us, result in adverse publicity and negatively affect our business.
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
False or fraudulent claims under the FCA and other laws include, but are not limited to, billing for services not rendered, making or causing to be made or used a false record or statement that is material to a false claim, failing to report and refund known overpayments within 60 days of identifying the overpayment, misrepresenting actual services rendered, improper coding and billing for medically unnecessary items or services. Submission of a claim for an item or service generated in violation of the AKS constitutes a false or fraudulent claim. In addition, the FCA prohibits the knowing submission of false claims or statements to the federal government, including to Medicare and Medicaid programs. Although simple negligence will not give rise to liability under the FCA, "knowingly" submitting a false claim may result in liability. When an entity is determined to have violated the FCA, the government may impose substantial civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in federal healthcare programs. Private parties are able to bring qui tam, or whistleblower, lawsuits on behalf of the government in connection with alleged false claims submitted to the government, and these private parties are entitled to share in any amounts recovered by the government. Several states, including states in which we operate, have adopted their own false claims provisions and their own whistleblower provisions whereby a private individual may file a civil lawsuit in state court.
Some fraud and abuse laws, such as the CMP Law, require a lower burden of proof than other fraud, waste and abuse laws. Federal and state authorities increasingly assert liability under the CMP Law, especially where they believe they cannot meet the higher burden of proof requirements under the various criminal healthcare fraud provisions. Current penalties under the CMP Law are significant and may result in penalties of up to three times the amount claimed or received. Civil monetary penalties, including those imposed under the AKS, FCA, and CMP Law are updated annually based on changes to the consumer price index.
Although we believe our processes are consistent with applicable reimbursement rules and industry practice, a court, government authority or whistleblower could challenge these processes. In addition, we cannot guarantee that federal and state authorities will regard any billing and coding errors we process or make as inadvertent or will not hold us responsible for any compliance issues related to claims, reports and other information we handle on behalf of our customers. We cannot predict the impact of any enforcement actions under the various false claims and fraud, waste and abuse laws applicable to our operations. Even an unsuccessful challenge of our practices could cause us to incur adverse publicity and significant legal and related costs.
The laws and regulations in this area are both broad and vague and judicial interpretation can be inconsistent. We review our practices with regulatory experts in an effort to comply with all applicable laws and regulatory requirements. However, we are unable to predict how laws and regulations will be interpreted or the full extent of their application, particularly to services that are not directly billed to or reimbursed by federal healthcare programs, such as transaction processing services. Any determination by a federal or state regulatory authority that any of our activities or those of our customers or vendors violate any of these laws or regulations could: (i) subject us to civil or criminal penalties, (ii) require us to enter into corporate integrity agreements or similar agreements with government regulators to meet ongoing compliance obligations, (iii) require us to change or terminate some portions of our business, (iv) require us to refund a portion of our service fees, and/or (v) disqualify us from providing services to customers that are, or do business with, government programs. Any of these could result in a material adverse impact on our business, results of operations or financial condition. Even an unsuccessful challenge of our activities could result in adverse publicity and could require a costly response.
The Cures Act and Implementing Regulations (Information Blocking and HIT Standards and Certification Requirements). Standards regarding electronic exchange of information and interoperability are subject to regular revision and updates, and we are required to modify and enhance products and services accordingly. The Information Blocking Final Rule prohibits healthcare providers, HIEs, and HIT developers, including our subsidiary that provides electronic medical records, from information blocking, which is defined as practices likely to interfere with, prevent, or materially discourage access, exchange, or use of EHI, except as required by law or specified by HHS as a reasonable and necessary activity. Civil monetary penalties for information blocking by HIT developers are substantial, up to $1 million per violation. The HIT Standards and Certification Criteria Final Rule imposes new criteria related to EHI export and standardized APIs for patient services, and HIT developers of certified HIT need to ensure that their products and services meet the requisite technical standards by the relevant deadlines and continue to evolve as developers and other stakeholders release revised versions of these standards. Additionally, HIT developers that participate in the ONC Health IT Certification Program, like i3, must make various certifications regarding their HIT and attest to compliance with applicable conditions of certification, including those related to information blocking.
These new rules are currently applicable to certain services we offer, and customers may insist that we develop additional solutions that comply with these various interoperability requirements, which could subject us to additional costs. We currently are and likely will continue to have certain solutions certified by ONC, which could further increase development costs and delay customer sales and implementations. We also may incur costs in periods prior to the corresponding recognition of revenue. To the extent current regulations are subsequently changed or supplemented, customers may postpone or cancel their decisions to purchase or implement such solutions.
Exclusion from participation in government healthcare programs. The OIG may or must exclude individuals and entities involved in misconduct related to federal healthcare programs, such as Medicare and Medicaid, from participation in those programs. Federal law prohibits federal healthcare programs from paying for items or services furnished, ordered, or prescribed by an individual or entity excluded from participation. The prohibition against federal program payment extends to payment for administrative and management services not directly related to patient care. Civil penalties may be imposed against providers and entities that employ or enter into contracts with excluded individuals to provide items or services to federal healthcare program beneficiaries. We have implemented compliance policies and procedures to screen for excluded individuals. However, if we are found to have employed or contracted with an excluded individual or entity, we could face significant consequences such as exclusion from participation in federal healthcare programs, civil monetary penalties, and treble damages. In addition, we could be liable under our customer contracts, if we are excluded by the OIG or employ or contract with an excluded individual or entity.
Recent and future developments in the healthcare industry, particularly those related to HIT, could have a material adverse impact on our business, results of operations or financial condition.
A material portion of our revenue is derived from the healthcare industry, which is highly regulated and subject to changing political, legislative, regulatory and other influences.
There are numerous federal, state and private initiatives seeking to increase the use of HIT as a means of improving care and reducing costs. For example, the HITECH Act and the Cures Act promote the use of EHR technology, interoperability and the efficient exchange of EHI. These statutes are implemented mainly through HIPAA, CMS’s Promoting Interoperability Program, and ONC’s Information Blocking Final Rule and HIT Standards and Certification Criteria Final Rule. The Information Blocking Final Rule, for example, prohibits health care providers, HIEs, and HIT developers from information blocking, which is defined as practices likely to interfere with, prevent, or materially discourage access, exchange, or use of EHI, except as required by law or specified by HHS as a reasonable and necessary activity. The Company is subject to this rule as an HIT developer. Civil monetary penalties for information blocking by HIT developers are substantial, up to $1 million per violation. The HIT Standards and Certification Criteria Final Rule imposes criteria related to EHI export and standardized APIs for patient services, and HIT developers of certified HIT need to ensure that their products and services meet the requisite technical standards by the relevant deadlines and continue to evolve as developers and other stakeholders release revised versions of these standards. Additionally, HIT developers that participate in the ONC Health IT Certification Program, like i3, must make various certifications regarding their HIT and attest to compliance with applicable conditions of certification, including those related to information blocking.
These and other initiatives may result in additional legal or regulatory requirements, the cost of compliance with which may be significant; encourage more companies to enter our markets, provide advantages to our competitors; and/or result in the development of competitive technology solutions. Any such initiatives also may result in a reduction of expenditures by existing or potential customers, which could have a material adverse impact on our business, results of operations or financial condition.
In addition, other general reductions in expenditures by healthcare industry constituents could result from, among other things, government regulation or private initiatives that affect the manner in which providers interact with patients, payers or other healthcare industry constituents, including changes in pricing or means of delivery of healthcare solutions. In addition, cost containment efforts at the federal and state levels may affect industry expenditures. For example, the Budget Control Act of 2011 requires automatic spending reductions to reduce the federal deficit. CMS began imposing a 2% reduction on payments of Medicare claims in 2013. These reductions have been extended through 2030. In addition, the American Rescue Plan Act of 2021 increased the federal budget deficit in a manner that triggered an additional statutorily mandated sequestration. As a result, an additional payment reduction of up to 4% was required to take effect in January 2022. However, Congress has delayed implementation of this payment reduction until 2023.
Even if general expenditures by healthcare industry constituents remain the same or increase, other developments in the healthcare industry may reduce spending on healthcare IT and services or in some or all of the specific markets we serve or are planning to serve. In addition, our customers’ expectations regarding pending or potential healthcare industry developments also may affect their budgeting processes and spending plans with respect to the types of solutions we provide. For example, use of our solutions could be affected by:
•changes in the billing patterns of providers;
•changes in the design of health insurance plans; and
•changes in the contracting methods payers use in their relationships with providers.
The healthcare industry has changed significantly in recent years, and we expect that significant changes will continue to occur. The timing and impact of developments in the healthcare industry are difficult to predict. We cannot be sure that the markets for our solutions will continue to exist at their current levels or will not change in ways that adversely affect us, or that we will have adequate technical, financial and marketing resources to react to changes in those markets.
We may be a party to regulatory and other proceedings that could result in unexpected adverse outcomes.
From time to time, we have been, are and may in the future be, a party to legal and regulatory proceedings, including investigations, audits, and other reviews. There are an increasing number of investigations and proceedings in the healthcare industry that seek recovery under HIPAA, AKS, the FCA, the CMP, state laws and other statutes and regulations applicable to our business as described in more detail above. Such proceedings can result in verdicts, injunctive relief or other sanctions that may affect how we operate our business and/or have an adverse effect on our financial condition. Violations of applicable statutes and regulations may result in criminal penalties and in substantial civil penalties, including exclusion from government healthcare programs, and settlements of lawsuits involving Medicare and Medicaid issues routinely require monetary penalties and corporate integrity agreements. Assessing and predicting the outcome of these matters involves substantial uncertainties. Unexpected outcomes in these legal proceedings, or changes in management’s evaluations or predictions and accompanying changes in established reserves, could have a material adverse impact on our business, results of operations or financial condition. Litigation is costly, time-consuming and disruptive to normal business operations. In addition, the defense of these matters could result in continued diversion of our management’s time and attention away from business operations, which could also harm our business. Even if these matters are resolved in our favor, the uncertainty and expense associated with unresolved legal proceedings could harm our business and reputation.

We must comply with laws and regulations prohibiting unfair or deceptive acts or practices, and any failure to do so could materially and adversely affect our business.
We and many of our customers are subject to Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices. In addition, provisions of the Dodd-Frank Act that prohibit unfair, deceptive or abusive acts or practices (“UDAAP”), the Telemarketing Sales Act and other laws, rules and or regulations, may directly impact the activities of certain of our customers, and in some cases may subject us, as the electronic payment processor or provider of certain services, to investigations, fees, fines and disgorgement of funds if we were deemed to have improperly aided and abetted or otherwise provided the means and instrumentalities to facilitate the illegal or improper activities of the customer through our services. Various federal and state regulatory enforcement agencies including the Federal Trade Commission and state attorneys general have authority to take action against non-banks that engage in UDAAP, or violate other laws, rules and regulations. To the extent we are processing payments or providing products and services for a customer that may be in violation of laws, rules and regulations, we may be subject to enforcement actions and as a result may incur losses and liabilities that may adversely affect our business.
We could be adversely affected by violations of the FCPA and similar anti-bribery laws of other countries in which we provide services or have employees.
Because of our international operations we could be adversely affected by violations of the US Foreign Corrupt Practices Act (the “FCPA”) and similar anti-bribery laws of other countries in which we provide services or have employees. The FCPA and similar anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to government officials or other third parties for the purpose of obtaining or retaining business or gaining any business advantage. While our policies mandate compliance with these anti-bribery laws, we cannot provide assurance that our internal control policies and procedures always protect us from reckless or criminal acts committed by our employees, contractors or agents. Failure to comply with the FCPA and could result in the imposition of civil or criminal fines and penalties and could disrupt our business and adversely affect our results of operations, cash flows and financial condition.
Numerous other federal laws affect our business, and any failure to comply with those laws could harm our business.
Our payment facilitator solutions present certain regulatory challenges, principally those relating to money transmitter issues. To address these challenges we, along with our third-party service providers, use structural arrangements designed to prevent us from receiving or controlling our customer’s funds and therefore remove our activities from the scope of money transmitter regulation. There can be no assurance that these structural arrangements will remain effective as money transmitter laws continue to evolve or that the applicable regulatory bodies, particularly state agencies, will view our payment facilitator activities as compliant.
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

Depending on how our products and services evolve, we may be subject to a variety of additional laws and regulations, including those governing money transmission, gift cards and other prepaid access instruments, electronic funds transfers, anti-money laundering, counter-terrorist financing, restrictions on foreign assets, gambling, banking and lending, U.S. Safe Harbor regulations, and import and export restrictions. Additionally, we are contractually required to comply with certain anti-money laundering regulations in connection with our payment processing activities. These regulations are generally governed by FinCEN and OFAC. Our efforts to comply with these laws and regulations could be costly and result in diversion of management time and effort and may still not guarantee compliance. Regulators continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers, and to monitor transactions. If we are found to be in violation of any such legal or regulatory requirements, we may be subject to monetary fines or other penalties such as a cease and desist order, or we may be required to make product changes, any of which could have an adverse effect on our business and financial results.
Changes in tax laws or their interpretations, or becoming subject to additional U.S., state or local taxes that cannot be passed through to our customers, could negatively affect our business, financial condition and results of operations.
We are subject to extensive tax liabilities, including federal and state and transactional taxes such as excise, sales/use, payroll, franchise, withholding, and ad valorem taxes. Changes in tax laws or their interpretations could increase our tax burden and decrease the amount of revenues we receive, the value of any tax loss carryforwards and tax credits recorded on our balance sheet and the amount of our cash flow, and have a material adverse impact on our business, financial condition and results of operations. Some of our tax liabilities are subject to periodic audits by the respective taxing authority which could increase our tax liabilities. Furthermore, companies in the payment processing industry, including us, may become subject to incremental taxation in various tax jurisdictions. Taxing jurisdictions have not yet adopted uniform positions on this topic. If we are required to pay additional taxes and are unable to pass the tax expense through to our customers, our costs would increase and our net income would be reduced, which could have a material adverse effect on our business, financial condition and results of operations.
Changing laws and governmental rules and regulations designed to protect or limit access to or use of personal information could adversely affect our ability to effectively provide our products and services, and actual or perceived failure to comply with such legal and regulatory obligations may negatively impact our business, financial condition and results of operations.
In addition to those laws and regulations discussed previously that are imposed by the card networks and NACHA, governmental bodies in the United States have adopted, or are considering the adoption of, laws and regulations restricting the use, collection, storage, transfer and disposal of, and requiring safeguarding of, personal information. Our operations are subject to certain provisions of these laws. Relevant federal privacy laws include, in addition to FERPA and PPRA described above, the Gramm-Leach-Bliley Act of 1999, which applies directly to a broad range of financial institutions and indirectly, or in some instances directly, to companies that provide services to financial institutions. The U.S. Children’s Online Privacy Protection Act also regulates the collection of information by operators of websites and other electronic solutions that are directed to children under 13 years of age. These laws and regulations restrict the collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices and provide individuals with certain rights to prevent the use and disclosure of protected information. They also impose requirements for safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. In addition, there are state laws and regulations restricting the ability to collect and utilize certain types of information such as Social Security and driver’s license numbers. Certain states impose similar privacy obligations as well as obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and consumer reporting agencies and businesses and governmental agencies that own data.

In connection with providing products and services to our customers, we are required by regulations, government-required standards, and by our contracts with customers and with our financial institution distribution partners to provide assurances regarding the confidentiality and security of non-public consumer information. These contracts may require periodic audits by independent companies regarding our compliance with applicable standards. The compliance standards relate to the security of our infrastructure, and include components and operational procedures designed to safeguard the confidentiality and security of individuals’ non-public personal information that our customers share with us. Our ability to maintain compliance with these standards and satisfy these audits will affect our ability to attract, grow and maintain business in the future. If we fail to comply with the laws and regulations relating to data privacy and information security, we could be exposed to legal claims and actions or to regulatory enforcement proceedings. In addition, our relationships and reputation could be harmed, which could inhibit our ability to retain existing customers and distribution partners and obtain new customers and distribution partners.
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
Government regulators, industry groups and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. Regulators and courts may expand interpretations of existing laws, thereby further impacting our business. If more restrictive privacy laws or rules and/or inconsistent legal requirements are adopted by authorities in the future on the federal or state level, or regulators' enforcement priorities shift, our compliance costs may increase and our ability to perform due diligence on, and monitor the risk of, our current and potential customers may decrease, which could create liability for us. Additionally, if we suffer a data breach, other privacy or cybersecurity regulatory compliance failures or are subject to fines, sanctions or proceedings as a result of actual or perceived compliance failures, or any similar event causing reputational harm, our opportunities for growth may be curtailed, and our potential liability for security breaches may increase, all of which could have a material adverse effect on our business, financial condition and results of operations.

These laws and regulations may change rapidly, and it is frequently unclear how they apply to our business. Any failure of our products or services to comply with these laws and regulations could result in substantial civil or criminal liability and could, among other things, adversely affect demand for our services, invalidate all or portions of some of our contracts with our customers and financial institution partners, or require us to change or terminate some portions of our business. Further, reform efforts or changing healthcare regulatory requirements may also render our products or services obsolete or may block us from accomplishing our work or from developing new products or services. This may in turn impose additional costs upon us to adapt to the new operating environment or to further develop or modify our products and services. Such healthcare reforms may also make introduction of new products and service costlier or more time-consuming than we currently anticipate. These changes may also prevent our introduction of new products and services or make the continuation or maintenance of our existing products and services unprofitable or impossible.
We will no longer qualify as an “emerging growth company” on September 30, 2023, and as a result, we will have to comply with increased disclosure and compliance requirements.
We are currently an emerging growth company ("EGC") as defined in the Jumpstart Our Business Startups Act (the "JOBS Act"). However, September 30, 2023 will be last day of the fiscal year in which the five-year anniversary of our IPO occurs, and at that point we will no longer qualify as an EGC. As such, we will be subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include, but are not limited to:
•the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002:
•compliance with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements, including critical audit matters;
•the requirement that we provide full and more detailed disclosures regarding executive compensation; and
•the requirement that we hold a non-binding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.
We expect that the loss of EGC status and compliance will increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements.

Risks Related to Our Indebtedness
Our indebtedness could adversely affect our financial health and competitive position.
On May 9, 2019, we replaced our existing senior secured credit facility with a new 2019 senior secured credit facility (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility, as amended in October 2022, consists of a $375 million revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to $50.0 million in the aggregate (subject to the receipt of additional commitments for any such incremental loan amounts). The Senior Secured Credit Facility accrues interest at Term Secured Overnight Financing Rate ("SOFR") (based upon an interest period of one, three or six months), plus an adjustment of 0.10%, plus an applicable margin of up to 3.25%, or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) Term SOFR, plus an adjustment of 0.10%, plus 1.00%), plus an applicable margin of 0.25% to 1.25% (1.25% as of September 30, 2022), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires the Company to pay unused commitment fees of 0.15% to 0.30% (0.30% as of September 30, 2022) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. As of September 30, 2022, we had borrowings outstanding of $185.0 million under our Senior Secured Credit Facility. Although we may enter into interest rate swap agreements in the future, we and our subsidiaries are exposed to interest rate increases on the floating portion of our Senior Secured Credit Facility that are not covered by interest rate swaps, to the extent we have indebtedness outstanding. For additional information about our Senior Secured Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II, Item 7 of this Annual Report on Form 10-K, and “Quantitative and Qualitative Disclosure About Market Risk” in Part II, Item 7A of this Annual Report on Form 10-K.
On February 18, 2020, i3 Verticals, LLC issued $138.0 million aggregate principal amount of its Exchangeable Notes. The Exchangeable Notes bear interest at a fixed rate of 1.0% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. Prior to August 15, 2024, the Exchangeable Notes are exchangeable only upon satisfaction of certain conditions and during certain periods described in the Indenture, and thereafter, the Exchangeable Notes are exchangeable at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The Exchangeable Notes are exchangeable on the terms set forth in the Indenture into cash, shares of Class A common stock, or a combination thereof, at i3 Verticals, LLC’s election. As of September 30, 2022, $117.0 million of the original aggregate principal amount of $138.0 million was outstanding.
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
The Continuing Equity Owners, who collectively hold approximately 31% of the combined voting power of our common stock as of November 17, 2022, may receive payments from us under the Tax Receivable Agreement upon a redemption or exchange of their common units in i3 Verticals, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. As a result, the interests of the Continuing Equity Owners may conflict with the interests of holders of shares of our Class A common stock. For example, the Continuing Equity Owners may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the Continuing Equity Owners even in situations where no similar considerations are relevant to us.
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
As of September 30, 2022, we have an aggregate of 127,013,552 shares of Class A common stock authorized but unissued, including 10,118,142 shares of Class A common stock issuable, at our election, upon redemption of common units of i3 Verticals, LLC that are held by the Continuing Equity Owners. Subject to certain restrictions contained in the LLC Agreement, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based and service-based vesting requirements and other limitations) for newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Common Unit redeemed, in each case, in accordance with the terms of the LLC Agreement. At our election, however, we may effect a direct exchange by i3 Verticals, Inc. of such Class A common stock or such cash, as applicable, for such common units in lieu of redemption. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We have also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain Continuing Equity Owners upon such redemption and the shares of Class A common stock issued to certain Continuing Equity Owners in connection with the Reorganization Transactions will be eligible for resale registration, subject to certain limitations set forth in the Registration Rights Agreement.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters is in Nashville, Tennessee where we occupy approximately 16,000 square feet of office space under a lease that expires in 2027. We lease properties located within various geographic regions in which we conduct business, including Alabama, Arkansas, California, Colorado, Florida, Georgia, Hawaii, Kentucky, Louisiana, Michigan, Minnesota, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Washington and Wisconsin. Our properties include office spaces and call centers used for operational, sales, management and administrative purposes.
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
Stockholders
As of November 17, 2022, there were 79 stockholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers. As of November 17, 2022, there were 53 stockholders of record of our Class B common stock.
Performance Graph
The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
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

Comparison of Cumulative Total Return
Among i3 Verticals, Inc., the S&P 500 Index, and the S&P 500 Information Technology Index

$280.00
$240.00
$200.00
$160.00
$120.00
$80.00
6/21/18
9/30/18
9/30/19
9/30/20
9/30/21
9/30/22
i3 Verticals, Inc.
S&P 500
S&P 500 Information Technology

The following table presents the corresponding data for the periods shown in the graph:

	i3 Verticals, Inc.	S&P 500	S&P 500 Information Technology
June 21, 2018	$100.00	$100.00	$100.00
September 30, 2018	$176.77	$105.97	$105.71
September 30, 2019	$154.77	$108.25	$113.00
September 30, 2020	$194.23	$122.30	$164.27
September 30, 2021	$186.23	$156.65	$209.78
September 30, 2022	$154.08	$130.40	$166.30
Sales of Unregistered Securities
We did not issue any Class A common stock in exchange for Class B common stock pursuant to the terms of the LLC Limited Liability Agreement during the quarter ended September 30, 2022. All other sales of unregistered securities during the year ended September 30, 2022, have been previously disclosed in either a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
We did not repurchase any shares of our Class A or Class B common stock during the quarter ended September 30, 2022.
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

COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and other parts of the world. The spread of COVID-19 and its variant strains brought about many precautions at the state and local government levels to mitigate the spread of the virus, including the closure of local government facilities and parks, schools, restaurants, many businesses and other locations of public assembly. Throughout fiscal 2020 and 2021 governments imposed restrictions in response to increased transmission rates of COVID-19 and eased such restrictions once the transmission rates declined across multiple cycles.
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
Acquisitions subsequent to September 30, 2022
Subsequent to September 30, 2022, we completed the acquisition of two business. One of the businesses is within the Company’s Public Sector vertical and is a leading provider of enterprise software solutions for the motor carrier and motor vehicle markets in the U.S. and Canada. The other business supplements our capabilities in the Merchant Services segment. Total purchase consideration included $89.5 million in cash on hand and revolving line of credit proceeds.
Acquisitions during the year ended September 30, 2022
During the year ended September 30, 2022, we completed the acquisition of three businesses to expand our software offerings in the Public Sector and Healthcare verticals. Total purchase consideration was $107.7 million, including $101.4 million in cash on hand and proceeds from the Company's revolving credit facility, and $6.3 million in contingent consideration.
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
The results of operations of these acquired businesses have been included in our financial statements since the applicable acquisition dates. For additional information, see Note 4 to our consolidated financial statements.

Our Revenue and Expenses
Revenues
We generate revenue from software licenses and subscriptions, other software related services, and volume-based payment processing fees (“discount fees”), and to a lesser extent, software licensing subscriptions, ongoing support and other POS-related solutions that we provide to our customers directly and through our distribution partners. Volume-based fees represent a percentage of the dollar amount of each credit or debit transaction processed. Revenues are also derived from a variety of fixed transaction or service fees, including authorization fees, convenience fees, statement fees, annual fees and fees for other miscellaneous services, such as handling chargebacks.
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
Software and Services
Our Software and Services segment delivers vertical market software solutions to customers across all of our strategic vertical markets. These solutions often include embedded payments or other recurring services.
Other
Our Other category includes corporate overhead expenses, when presenting reportable segment information.
For additional information on our segments, see Note 17 to our consolidated financial statements.

Key Performance Indicators
We evaluate our performance through key performance indicators, including:
•annualized recurring revenue ("ARR");
•software and related services as a percentage of total revenue; and
•the dollar volume of payments our customers process through us (“payment volume”).
ARR is the annualized revenue derived from software-as-a-service (“SaaS”) arrangements, software monetized with transaction-based fees, software maintenance, recurring software-based services, payments revenue and other recurring revenue sources within the quarter. This excludes contracts that are not recurring or are one-time in nature. We focus on ARR because it helps us to assess the health and trajectory of our business. ARR does not have a standardized definition and is therefore unlikely to be comparable to similarly titled measures presented by other companies. It should be reviewed independently of revenue and it is not a forecast. The active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers. ARR for the three months ended September 30, 2022 and 2021 was $281.2 million and $210.8 million, respectively, representing a period-to-period growth rate of 33.4%.
Software and related services revenue includes the sale of subscriptions, recurring services, ongoing support, licenses, and installation and implementation services specific to software. We focus on software and related services revenue as a percentage of total revenue because it is a strategic goal to expand the software services we provide our customers. Software and related services typically result in long-term partnerships with strong recurring revenues. Software and related services revenue as a percentage of total revenue for the years ended September 30, 2022 and 2021 was 49% and 39%.
Our payment volume for the years ended September 30, 2022 and 2021 was $22.6 billion and $18.8 billion, respectively, representing a period-to-period growth rate of 20%. We focus on payment volume because it is a reflection of the scale and economic activity of our customer base and because a significant part of our revenue is derived as a percentage of our customers’ dollar volume receipts. Payment volume reflects the addition of new customers and same store payment volume growth of existing customers, partially offset by customer attrition during the period.

Results of Operations
Year Ended September 30, 2022 Compared to Year Ended September 30, 2021
The following table presents our historical results of operations for the periods indicated:

	Year ended September 30,		Change
(in thousands)	2022	2021	Amount	%

Revenue	$317,862	$224,124	$93,738	41.8%

Operating expenses

Other costs of services	73,367	57,706	15,661	27.1%
Selling general and administrative	193,790	134,872	58,918	43.7%
Depreciation and amortization	29,424	24,418	5,006	20.5%
Change in fair value of contingent consideration	23,725	7,140	16,585	n/m
Total operating expenses	320,306	224,136	96,170	42.9%

Loss from operations	(2,444)	(12)	(2,432)	n/m

Other expenses
Interest expense, net	14,775	9,799	4,976	50.8%
Other expense (income)	991	(2,595)	3,586	n/m
Total other expenses	15,766	7,204	8,562	118.9%

Loss before income taxes	(18,210)	(7,216)	(10,994)	152.4%

Provision for income taxes	5,007	623	4,384	n/m

Net loss	(23,217)	(7,839)	(15,378)	196.2%

Net loss attributable to non-controlling interest	(6,115)	(3,382)	(2,733)	80.8%
Net loss attributable to i3 Verticals	$(17,102)	$(4,457)	$(12,645)	283.7%

n/m = not meaningful
Revenue
Revenue increased $93.7 million, or 41.8%, to $317.9 million for the year ended September 30, 2022 from $224.1 million for the year ended September 30, 2021. This increase was principally driven by incremental revenue from acquisitions completed during the 2022 and 2021 fiscal years of $61.8 million, net of intercompany eliminations, all of which were within Software and Services. In addition to our growth through acquisitions, revenue from existing businesses grew, resulting from growth in software and related services revenues, primarily in our Public Sector verticals, and an increase in payment volume from new and existing customers across the Company.
Revenue within Software and Services increased $79.0 million, or 69.0%, to $193.4 million for the year ended September 30, 2022 from $114.4 million for the year ended September 30, 2021. This increase was principally driven by growth in software and related services revenues in our Public Sector and Healthcare verticals.

Revenue within Merchant Services increased $12.6 million, or 11.3%, to $124.5 million for the year ended September 30, 2022 from $111.9 million for the year ended September 30, 2021. Payment volume from new and existing customers within Merchant Services increased $3.4 billion, or 19.5%, to $20.5 billion for the year ended September 30, 2022 from $17.1 billion for the year ended September 30, 2021.
Other Costs of Services
Other costs of services increased $15.7 million, or 27.1%, to $73.4 million for the year ended September 30, 2022 from $57.7 million for the year ended September 30, 2021. This increase was primarily driven by an increase in other cost of services within the Merchant Services segment, driven by the increase in payment volume.
Other costs of services within Merchant Services increased $8.4 million, or 16.4%, to $59.6 million for the year ended September 30, 2022 from $51.2 million for the year ended September 30, 2021, driven primarily by the growth in payment volume.
Other costs of services within Software and Services increased $5.2 million, or 60.0%, to $13.8 million for the year ended September 30, 2022 from $8.6 million for the year ended September 30, 2021. Acquisitions completed during the 2021 and 2022 fiscal years contributed an incremental $3.4 million, net of intercompany eliminations, to our other cost of services for the year ended September 30, 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $58.9 million, or 43.7%, to $193.8 million for the year ended September 30, 2022 from $134.9 million for the year ended September 30, 2021. This increase was principally driven by a $48.2 million increase in employment expense, primarily resulting from an increase in headcount that resulted from acquisitions and an increase in stock compensation expense. The majority of the remaining increase was comprised of increases in technology expense, travel expense, rental expense and advertising expense.
Depreciation and Amortization
Depreciation and amortization increased $5.0 million, or 20.5%, to $29.4 million for the year ended September 30, 2022 from $24.4 million for the year ended September 30, 2021. Amortization expense increased $4.8 million to $26.9 million for the year ended September 30, 2022 from $22.1 million for the year ended September 30, 2021 primarily due to greater amortization expense resulting from acquisitions completed during the 2022 and 2021 fiscal years. Depreciation expense increased $0.2 million to $2.5 million for the year ended September 30, 2022 from $2.3 million for the year ended September 30, 2021.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a charge of $23.7 million for the year ended September 30, 2022 due to the performance of some of our acquisitions exceeding our expectations. The change in fair value of contingent consideration for the year ended September 30, 2021 was a charge of $7.1 million.
Interest Expense, net
Interest expense, net, increased $5.0 million, or 50.8%, to $14.8 million for the year ended September 30, 2022 from $9.8 million for the year ended September 30, 2021. The increase reflected a higher average interest rate and a higher average outstanding debt balance for the year ended September 30, 2022 as compared to the year ended September 30, 2021.
Other expense (income)
Other expense was $1.0 million for the year ended September 30, 2022, relating to adjustments of liabilities under our Tax Receivable Agreement related to the remeasurement of the underlying deferred tax asset for changes in estimated income tax rates. Other income was $2.6 million for the year ended September 30, 2021, relating to a net gain on sales of investments of $2.1 million and adjustments of liabilities under our Tax Receivable Agreement related to the remeasurement of the underlying deferred tax asset for changes in estimated income tax rates of $0.5 million.

Provision for Income Taxes
The provision for income taxes was to $5.0 million for the year ended September 30, 2022 as compared to $0.6 million for the year ended September 30, 2021. The provision for deferred income taxes increased to an provision for the year ended September 30, 2022 from a benefit for the year ended September 30, 2021. Additionally, the provision for current income tax expense increased for the year ended September 30, 2022 from the year ended September 30, 2021, due to the mix of earnings within the Company. Our effective tax rate of (27)% for the year ended September 30, 2022 differs from the federal statutory rate primarily due to the increase in the valuation allowance and as well as decrease in state taxes and increase in the tax effect of the revaluation of liabilities. i3 Verticals, Inc. is subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.
Year Ended September 30, 2021 Compared to Year Ended September 30, 2020
For discussion of our results of operations for fiscal 2021 compared to fiscal 2020, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Form 10-K for the fiscal year ended September 30, 2021, filed with the SEC on November 22, 2021.
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
Liquidity and Capital Resources
We have historically financed our operations (not including acquisitions) and working capital through net cash from operating activities. As of September 30, 2022, we had $3.5 million of cash and cash equivalents and available borrowing capacity of $90.0 million under our Senior Secured Credit Facility, subject to the financial covenants. We usually minimize cash balances by making payments on our revolving credit facility to minimize borrowings and interest expense. As of September 30, 2022, we had borrowings outstanding of $185.0 million under the Senior Secured Credit Facility.
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
Our Senior Secured Credit Facility, as amended, requires us to maintain a consolidated interest coverage ratio not less than 3.00 to 1.00, a total leverage ratio not exceeding 5.00 to 1.00 and a consolidated senior secured leverage ratio not exceeding 3.25 to 1.00, provided that for each of the four fiscal quarters immediately following a qualified acquisition, the total leverage ratio and the consolidated senior secured leverage ratio would increase by up to 0.25, subject to certain limitations. As of September 30, 2022, we were in compliance with these covenants with a consolidated interest coverage ratio, total leverage ratio and consolidated senior leverage ratio of 8.17x, 3.68x and 2.24x, respectively. Although we believe our liquidity position remains strong, there can be no assurance that we will be able to raise additional funds, in the form of debt or equity, or to amend our Senior Secured Credit Facility on terms acceptable to us, if at all, even if we determined such actions were necessary in the future.
Any material adverse change in customer demand and our ability to retain customers, competitive market forces, as well as other factors listed under the heading “Note Regarding Forward-looking Statements,” and in our risk factors included herein could affect our ability to continue to fund our liquidity needs from business operations.
Cash Flows
The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.
Year Ended September 30, 2022 Compared to Year Ended September 30, 2021

	Year ended September 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$45,846	$44,533
Net cash used in investing activities	$(113,045)	$(149,306)
Net cash provided by financing activities	$73,033	$102,103

Cash Flow from Operating Activities
Net cash provided by operating activities increased $1.3 million to $45.8 million for the year ended September 30, 2022 from $44.5 million for the year ended September 30, 2021. While our net loss increased $15.4 million for the year ended September 30, 2022 from the year ended September 30, 2021, most of this increase was driven by non-cash expenses that do not impact cash flows from operating activities. The primary reason cash provided by operating activities increased despite the increase in net loss was that the increase in net loss was driven by an increase in non-cash contingent consideration of $16.6 million, an increase in equity-based compensation expense of $5.4 million and an increase in depreciation and amortization expense of $5.0 million, all of which increase the net loss but are not cash expenditures. Other changes include decreases in operating assets and liabilities of $17.9 million, which are impacted by the timing of collections and payments, an increase in the provision for deferred income taxes of $2.9 million, a decrease in the gain on sale of investments of $2.1 million and an increase in non-cash lease expense of $1.7 million for the year ended September 30, 2022 compared to the year ended September 30, 2021.

Cash Flow from Investing Activities
Net cash used in investing activities decreased $36.3 million to $113.0 million for the year ended September 30, 2022 from $149.3 million for the year ended September 30, 2021. The largest driver of cash used in investing activities for the years ended September 30, 2022 and 2021 was cash used in acquisitions, net of cash acquired. For the year ended September 30, 2022, we used $100.7 million of cash for acquisitions, net of cash acquired compared to $142.5 million for the year ended September 30, 2021. Additionally, expenditures for purchases of merchant portfolios and residual buyouts decreased $1.8 million for the year ended September 30, 2022 compared to the year ended September 30, 2021. These changes in cash used in investing activities were partially offset by an increase in expenditures for capitalized software of $4.0 million and a decrease in proceeds from the sale of investments of $3.2 million for the year ended September 30, 2022 compared to the year ended September 30, 2021.
Cash Flow from Financing Activities
Net cash provided by financing activities decreased $29.1 million to $73.0 million for the year ended September 30, 2022 from $102.1 million for the year ended September 30, 2021. The decrease in net cash provided by financing activities was primarily the result of an increase in payments on the revolving credit facility of $56.7 million and an increase in cash paid for contingent consideration up to our original estimates of $22.4 million, partially offset by an increase in proceeds from the revolving credit facility of $32.9 million and an increase in proceeds from issuance of Class A common stock, net of underwriting discounts and offering costs of $17.7 million for the year ended September 30, 2022 from year ended September 30, 2021.
Year Ended September 30, 2021 Compared to Year Ended September 30, 2020
For a discussion of the cash flows for the year ended September 30, 2021 compared to the year ended September 30, 2020, refer to Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, which was filed with the Securities and Exchange Commission on November 22, 2021.
Senior Secured Credit Facility
On May 9, 2019, we replaced our then existing credit facility with a new Amended and Restated Credit Agreement with the guarantors and lenders party thereto and Bank of America, N.A., as administrative agent (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility, as amended in October, 2022, consists of a $375.0 million revolving credit facility.
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
Borrowings under the Senior Secured Credit Facility will be made, at our option, at the base rate or the Term SOFR rate, plus, in each case, an applicable margin. The base rate is a fluctuating rate of interest per annum equal to the highest of (a) the federal funds rate plus ½ of 1%, (b) the interest announced from time to time by

Bank of America as its prime rate and (c) the Term SOFR rate plus an adjustment of 0.10%, plus 1%. The Term SOFR rate will be the rate of interest per annum equal to SOFR (based upon an interest period of one, three or six months), plus an adjustment of 0.10%. The applicable margin is based upon our consolidated total leverage ratio, as reflected in the schedule below:

Consolidated Total Leverage Ratio	Commitment Fee	Letter of Credit Fee	Term SOFR Rate Loans	Base Rate Loans
> 3.00 to 1.0	0.30%	3.25%	3.25%	1.25%
> 2.50 to 1.0 but < 3.00 to 1.0	0.25%	2.75%	2.75%	0.75%
> 2.00 to 1.0 but < 2.50 to 1.0	0.20%	2.50%	2.50%	0.50%
< 2.00 to 1.0	0.15%	2.25%	2.25%	0.25%
In addition to paying interest on outstanding principal under the Senior Secured Credit Facility, we will be required to pay a commitment fee equal to the product of between 0.15% and 0.30% (the applicable percentage depending on our consolidated total leverage ratio as reflected in the schedule above) times the actual daily amount by which $375.0 million exceeds the total amount outstanding under the Senior Secured Credit Facility and available to be drawn under all outstanding letters of credit.
We will be permitted to voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans under the Senior Secured Credit Facility, whether such amounts are issued under the Senior Secured Credit Facility or under the additional term loan facilities or additional revolving credit facilities, at any time without premium or penalty.
In addition, if the total amount borrowed under the Senior Secured Credit Facility exceeds $375.0 million at any time, the Senior Secured Credit Facility requires us to prepay such excess outstanding amounts.
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
As of September 30, 2022, we were in compliance with these covenants with a consolidated interest coverage ratio, total leverage ratio and consolidated senior leverage ratio of 8.17x, 3.68x and 2.24x, respectively.
Follow-on Offerings
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
Exchangeable Notes
On February 18, 2020, i3 Verticals, LLC issued $138.0 million aggregate principal amount of its 1.0% Exchangeable Senior Notes due February 15, 2025. The Exchangeable Notes bear interest at a fixed rate of 1.0% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. The Exchangeable Notes are exchangeable on the terms set forth in the Indenture into cash, shares of Class A common stock, or a combination thereof, at i3 Verticals, LLC’s election. The Exchangeable Notes mature on February 15, 2025, unless earlier exchanged, redeemed or repurchased. We received approximately $132.8 million in net proceeds from the sale of the Exchangeable Notes, as determined by deducting estimated offering expenses paid to third-parties from the aggregate principal amount. i3 Verticals, LLC used a portion of the net proceeds of the Exchangeable Notes offering to pay down outstanding borrowings under the Senior Secured Credit Facility in connection with the effectiveness of the operative provisions of the Amendment and to pay the cost of the note hedge transactions. During the year ended September 30, 2020, we repurchased $21.0 million in aggregate principal amount of the Exchangeable Notes for an aggregate purchase price of approximately $17.4 million. As of September 30, 2022, $117.0 million of the original aggregate principal amount of $138.0 million was outstanding.
At-the-Market Program
On August 20, 2021, we, together with i3 Verticals, LLC, entered into an at-the-market offering sales agreement with Raymond James & Associates, Inc., Morgan Stanley & Co. LLC and BTIG, LLC (each a “Sales Agent”), under which we may issue and sell, from time to time and through the Sales Agents, shares of our Class A common stock having an aggregate offering price of up to $125 million (the “ATM Program”). During the quarter and year ended September 30, 2022, we sold 722,000 shares of Class A common stock, raising $17.9 million in net proceeds under the ATM Program. The aggregate compensation paid by the Company to the Sales Agents with respect to such sales was $0.4 million. As of September 30, 2022, we had a remaining capacity to sell up to $107.1 million of our Class A common stock under the ATM Program.
The proceeds from these issuances were used to repay outstanding indebtedness under the Senior Secured Credit Facility and for other general corporate purposes.

Material Cash Requirements
The following table summarizes our material cash requirements as of September 30, 2022 related to contracts, leases and borrowings:

	Payments Due by Period
Material Cash Requirements	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(in thousands)
Processing minimums(1)	$5,832	$4,512	$1,320	$—	$—
Facility leases	21,166	5,492	8,798	4,865	2,011
Senior Secured Credit Facility and related interest(2)	204,763	11,260	193,503	—	—
Exchangeable Notes and related interest(3)	119,779	1,170	118,609	—	—
Contingent consideration(4)	22,833	21,385	1,448	—	—
Total	$374,373	$43,819	$323,678	$4,865	$2,011
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
2.We estimated interest payments through the maturity of our Senior Secured Credit Facility by applying the interest rate of 6.24% in effect on the outstanding balance as of September 30, 2022, plus the unused fee rate of 0.30% in effect as of September 30, 2022.
3.We calculated interest payments through the maturity of our Exchangeable Notes by applying the coupon interest rate of 1.00% on the outstanding principal balance as of September 30, 2022 of $117.0 million.
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

As of September 30, 2022, the total amount due under the Tax Receivable Agreement was $40.8 million, and payments to the Continuing Equity Owners related to exchanges through September 30, 2022 will range from approximately $0 to $3.3 million per year and are expected to be paid over the next 26 years years. The amounts recorded as of September 30, 2022, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.
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
The contingent consideration is revalued each period until it is settled. Management reviews the historical and projected performance of each acquisition with contingent consideration and uses an income probability method to revalue the contingent consideration. The revaluation requires management to make certain assumptions and represent management's best estimate at the valuation date. The probabilities are determined based on a management review of the expected likelihood of triggering events that would cause a change in the contingent consideration paid. For example, if management’s forecasted performance for an acquisition increased, we would have anticipated a higher probability of contingent consideration being paid on the acquisition and would have recorded additional losses from the change in fair value of contingent consideration. Conversely, if management’s forecasted performance for an acquisition decreased, we would have anticipated a higher probability of contingent consideration being paid on the acquisition and would have recorded a gain from change in fair value of contingent consideration. As of September 30, 2022, the fair value of contingent consideration recorded is $22.8 million, with maximum contingent consideration payout of $81.3 million dependent upon achievement of specified financial performance targets, as defined in the purchase agreements.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of September 30, 2022, the Senior Secured Credit Facility, as amended, consisted of a $275 million revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to $50.0 million in the aggregate (subject to the receipt of additional commitments for any such incremental loan amounts). As discussed in Note 21 to our consolidated financial statements, effective October 3, 2022, the Senior Secured Credit Facility was amended to, among other things, increase the maximum amount of the revolving credit facility to $375 million.
At September 30, 2022, the Senior Secured Credit Facility accrues interest at Term SOFR (based upon an interest period of one, three or six months), plus an adjustment of 0.10%, plus an applicable margin of 2.25% to 3.25% (3.25% as of September 30, 2022), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) Term SOFR, plus an adjustment of 0.10%, plus 1.00%), plus an applicable margin of 0.25% to 1.25% (1.25% as of September 30, 2022), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires the Company to pay unused commitment fees of 0.15% to 0.30% (0.30% as of September 30, 2022) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00, (ii) a maximum total leverage ratio of 5.00 to 1.00, provided, that for each of the four fiscal quarters immediately following a qualified acquisition (each a “Leverage Increase Period”), the required ratio set forth above may be increased by up to 0.25, subject to certain limitations and (iii) a maximum consolidated senior secured leverage ratio of 3.25 to 1.00, provided, that for each Leverage Increase Period, the consolidated senior leverage ratio may be increased by up to 0.25, subject to certain limitations. As of September 30, 2022, we were in compliance with these covenants and there was $90.0 million available for borrowing under the revolving credit facility, subject to the financial covenants.
As of September 30, 2022, we had borrowings of $185.0 million outstanding under the Senior Secured Credit Facility. A 1.0% increase or decrease in the interest rate applicable to such borrowing (which was the Term SOFR rate) would have had a $1.9 million dollar impact on the results of the business.

Foreign Currency Exchange Rate Risk
As a result of our international operations, we are also exposed to foreign currency exchange rate risks. Because our international operations are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our consolidated results of operations, financial position, or cash flows for the twelve months ended September 30, 2022.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of i3 Verticals, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of i3 Verticals, Inc., and subsidiaries (the “Company”) as of September 30, 2022 and 2021, the related consolidated statements of operations, changes in equity, and cash flows, for each of the three years in the period ended September 30, 2022, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has adopted Accounting Standards Codification Topic 842, "Leases", using the modified retrospective adoption method on October 1, 2020.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Nashville, Tennessee
November 18, 2022

We have served as the Company's auditor since 2020.

i3 Verticals, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$3,490	$3,641
Accounts receivable, net	53,334	38,500
Settlement assets	7,540	4,768
Prepaid expenses and other current assets	19,445	11,214
Total current assets	83,809	58,123

Property and equipment, net	5,670	5,902
Restricted cash	12,735	9,522
Capitalized software, net	52,341	41,371
Goodwill	353,639	292,243
Intangible assets, net	195,919	171,706
Deferred tax asset	43,458	49,992
Operating lease right-of-use assets	17,678	14,479
Other assets	5,063	8,462
Total assets	$770,312	$651,800

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$9,342	$7,865
Accrued expenses and other current liabilities	57,833	50,815
Settlement obligations	7,540	4,768
Deferred revenue	31,975	29,862
Current portion of operating lease liabilities	4,568	3,201
Total current liabilities	111,258	96,511

Long-term debt, less current portion and debt issuance costs, net	287,020	200,605
Long-term tax receivable agreement obligations	40,812	39,122
Operating lease liabilities, less current portion	13,994	11,960
Other long-term liabilities	9,540	14,011
Total liabilities	462,624	362,209

Commitments and contingencies (see Note 15)
Stockholders' equity
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2022 and 2021	—	—
Class A common stock, par value $0.0001 per share, 150,000,000 shares authorized; 22,986,448 and 22,026,098 shares issued and outstanding as of September 30, 2022 and 2021, respectively	2	2
Class B common stock, par value $0.0001 per share, 40,000,000 shares authorized; 10,118,142 and 10,229,142 shares issued and outstanding as of September 30, 2022 and 2021, respectively	1	1
Additional paid-in-capital	241,958	211,237
Accumulated deficit	(23,582)	(6,480)
Total stockholders' equity	218,379	204,760
Non-controlling interest	89,309	84,831
Total equity	307,688	289,591
Total liabilities and equity	$770,312	$651,800
See Notes to the Consolidated Financial Statements

i3 Verticals, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year ended September 30,
	2022	2021	2020

Revenue	$317,862	$224,124	$150,134

Operating expenses
Other costs of services	73,367	57,706	47,230
Selling general and administrative	193,790	134,872	78,323
Depreciation and amortization	29,424	24,418	18,217
Change in fair value of contingent consideration	23,725	7,140	(1,409)
Total operating expenses	320,306	224,136	142,361

(Loss) income from operations	(2,444)	(12)	7,773

Other expenses
Interest expense, net	14,775	9,799	8,926
Other expense (income)	991	(2,595)	2,621
Total other expenses	15,766	7,204	11,547

Loss before income taxes	(18,210)	(7,216)	(3,774)

Provision for (benefit from) income taxes	5,007	623	(2,795)

Net loss	(23,217)	(7,839)	(979)

Net loss attributable to non-controlling interest	(6,115)	(3,382)	(560)
Net loss attributable to i3 Verticals, Inc.	$(17,102)	$(4,457)	$(419)

Net loss per share attributable to Class A common stockholders:
Basic	$(0.77)	$(0.21)	$(0.03)
Diluted	$(0.77)	$(0.22)	$(0.03)
Weighted average shares of Class A common stock outstanding:
Basic	22,249,656	20,994,598	14,833,378
Diluted	22,249,656	31,714,191	27,429,801
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
See Notes to the Consolidated Financial Statements

i3 Verticals, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2021	22,026,098	$2	10,229,142	$1	$211,237	$(6,480)	$84,831	$289,591
Equity-based compensation	—	—	—	—	26,230	—	—	26,230
Net loss	—	—	—	—	—	(17,102)	(6,115)	(23,217)
Redemption of common units in i3 Verticals, LLC	111,000	—	(111,000)	—	918	—	(918)	—
Sale of Class A common stock, net	722,000	—	—	—	17,869	—	—	17,869
Capitalization of public offering costs	—	—	—	—	(440)	—	—	(440)
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(2,554)	—	—	(2,554)
Exercise of equity-based awards	127,350	—	—	—	209	—	—	209
Allocation of equity to non-controlling interests	—	—	—	—	(11,511)	—	11,511	—
Balance at September 30, 2022	22,986,448	$2	10,118,142	$1	$241,958	$(23,582)	$89,309	$307,688
See Notes to the Consolidated Financial Statements

i3 Verticals, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended September 30,
	2022	2021(1)	2020
Cash flows from operating activities:
Net loss	$(23,217)	$(7,839)	$(979)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,424	24,418	18,217
Equity-based compensation	26,230	20,860	10,452
Amortization of debt discount and issuance costs	5,795	5,450	3,703
Loss on repurchase of exchangeable notes	—	—	2,297
Net gain on sale of investments	—	(2,100)	—
Provision for (Benefit from) deferred income taxes	2,588	(287)	(3,207)
Non-cash lease expense	4,922	3,204	—
Other non-cash adjustments to net income	1,131	555	717
Increase (Decrease) in non-cash contingent consideration expense from original estimate	23,725	7,140	(1,409)
Changes in operating assets:
Accounts receivable	(15,771)	(10,938)	(1,028)
Prepaid expenses and other current assets	(3,629)	(1,564)	(984)
Other assets	(1,197)	(4,054)	(1,544)
Changes in operating liabilities:
Accounts payable	1,537	3,883	239
Accrued expenses and other current liabilities	13,030	10,453	1,575
Settlement obligations	2,087	(2,241)	—
Deferred revenue	2,041	5,150	617
Operating lease liabilities	(4,753)	(3,139)	—
Other long-term liabilities	(25)	(782)	93
Contingent consideration paid in excess of original estimates	(18,072)	(3,636)	(5,039)
Net cash provided by operating activities	45,846	44,533	23,720

Cash flows from investing activities:
Expenditures for property and equipment	(2,268)	(1,938)	(2,911)
Expenditures for capitalized software	(10,167)	(6,159)	(2,893)
Purchases of merchant portfolios and residual buyouts	(52)	(1,819)	(1,788)
Acquisitions of businesses, net of cash acquired	(100,715)	(142,486)	(27,689)
Acquisition of other intangibles	(13)	(104)	(150)
Payments for loans to third parties	(430)	—	—
Proceeds from loans to third parties	600	—	—
Proceeds from sale of investments	—	3,200	—
Net cash used in investing activities	(113,045)	(149,306)	(35,431)
See Notes to the Consolidated Financial Statements

i3 Verticals, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year ended September 30,
	2022	2021(1)	2020
Cash flows from financing activities:
Proceeds from revolving credit facility	335,720	302,816	172,123
Payments on revolving credit facility	(255,100)	(198,421)	(313,267)
Proceeds from borrowings on exchangeable notes	—	—	138,000
Payments for purchase of exchangeable senior note hedges	—	—	(28,676)
Proceeds from issuance of warrants	—	—	14,669
Payments for repurchase of exchangeable notes	—	—	(17,414)
Payments of debt issuance costs	—	—	(5,300)
Proceeds from issuance of Class A common stock, net of underwriting discounts and offering costs	17,692	—	—
Proceeds from issuance of Class A common stock sold in public offering, net of underwriting discounts and offering costs	—	—	82,901
Payments for Common Units in i3 Verticals, LLC from selling unit holders	—	—	(10,883)
Payments of equity issuance costs	—	(253)	—
Cash paid for contingent consideration	(25,330)	(2,886)	(3,492)
Payments for required distributions to members for tax obligations	—	—	(3)
Proceeds from stock option exercises	694	1,578	764
Payments for employee's tax withholdings from net settled stock option exercises	(643)	(731)	(310)
Net cash provided by financing activities	73,033	102,103	29,112

Net increase (decrease) in cash, cash equivalents, and restricted cash	5,834	(2,670)	17,401
Cash, cash equivalents, and restricted cash at beginning of period	17,931	20,601	3,200
Cash, cash equivalents, and restricted cash at end of period	$23,765	$17,931	$20,601

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,985	$4,428	$5,250
Cash paid for income taxes	$1,079	$287	$792
__________________________
1.The prior period amounts included in the statement of cash flows have been updated to correct settlement assets as restricted cash, which were previously reported as cash flows provided by operating activities and used in investing activities. These adjustments reflect a decrease in prior year cash flows provided by operating activities of $2,241 and a decrease in prior year cash flows used in investing activities of $7,009 and a corresponding net increase in cash, cash equivalents, and restricted cash at the end of the period.

i3 Verticals, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to that shown in the Consolidated Statements of Cash Flows:

	Year ended September 30,
	2022	2021	2020
Beginning balance
Cash and cash equivalents	$3,641	$15,568	$1,119
Settlement assets	4,768	—	—
Restricted cash	9,522	5,033	2,081
Total cash, cash equivalents, and restricted cash	$17,931	$20,601	$3,200

Ending balance
Cash and cash equivalents	$3,490	$3,641	$15,568
Settlement assets	7,540	4,768	—
Restricted cash	12,735	9,522	5,033
Total cash, cash equivalents, and restricted cash	$23,765	$17,931	$20,601
See Notes to the Consolidated Financial Statements

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)

1. ORGANIZATION AND OPERATIONS
i3 Verticals, Inc. (the “Company”) was formed as a Delaware corporation on January 17, 2018. The Company was formed for the purpose of completing an initial public offering (“IPO”) of its Class A common stock and other related transactions in order to carry on the business of i3 Verticals, LLC and its subsidiaries. i3 Verticals, LLC was founded in 2012 and delivers seamlessly integrated software and payment solutions to customers in strategic vertical markets. The Company’s headquarters are in located Nashville, Tennessee, with operations throughout the United States. Unless the context otherwise requires, references to “we,” “us,” “our,” “i3 Verticals” and the “Company” refer to i3 Verticals, Inc. and its subsidiaries, including i3 Verticals, LLC.
In connection with the IPO, the Company completed certain reorganization transactions, which among other things, resulted in i3 Verticals, Inc. being the sole managing member of i3 Verticals, LLC (the "Reorganization Transactions").
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
Public Offerings
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
As of September 30, 2022, i3 Verticals, Inc. owned 69.4% of the economic interest in i3 Verticals, LLC. As of September 30, 2022, the Continuing Equity Owners owned Common Units in i3 Verticals, LLC representing approximately 30.6% of the economic interest in i3 Verticals, LLC, shares of Class A common stock in the Company representing approximately 0.6% of the economic interest and voting power in the Company, and shares of Class B common stock in i3 Verticals, Inc., representing approximately 30.6% of the voting power in the Company. Combining the Class A common stock and Class B common stock, the Continuing Equity Holders hold approximately 31.1% of the economic interest and voting power in i3 Verticals, Inc.
At-the-Market Program
On August 20, 2021, the Company, together with i3 Verticals, LLC, entered into an at-the-market offering sales agreement with Raymond James & Associates, Inc., Morgan Stanley & Co. LLC and BTIG, LLC (each a “Sales Agent”), under which the Company may issue and sell, from time to time and through the Sales Agents, shares of the Company's Class A common stock having an aggregate offering price of up to $125,000 (the “ATM Program”). During the quarter and year ended September 30, 2022, the Company sold 722,000 shares of Class A common stock, raising $17,869 in net proceeds under the ATM Program. The aggregate compensation paid by the Company to the Sales Agents with respect to such sales was $440. As of September 30, 2022, the Company had a remaining capacity to sell up to $107,131 of our Class A common stock under the ATM Program.
The proceeds from these issuances were used to repay outstanding indebtedness under the Senior Secured Credit Facility and for other general corporate purposes.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the reporting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”).
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation within the consolidated statements of cash flows.
Principles of Consolidation
These consolidated financial statements include the accounts of the Company and its subsidiary companies. All significant intercompany accounts and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
For purposes of reporting cash flows, the Company considers cash on hand, checking accounts, and savings accounts to be cash and cash equivalents. At times, the balance in these accounts may exceed federal insured limits. Cash equivalents are defined as financial instruments readily transferable into cash with an original maturity less than 90 days.

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
Accounts Receivable and Credit Policies
Accounts receivable consist primarily of uncollateralized credit card processing residual payments due from processing banks requiring payment within thirty days following the end of each month. Accounts receivable also include amounts due from the sales of the Company’s technology solutions to its customers. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, if necessary, which reflects management’s best estimate of the amounts that will not be collected. The allowance is estimated based on management’s knowledge of its customers, historical loss experience and existing economic conditions. Accounts receivable and the allowance are written-off when, in management’s opinion, all collection efforts have been exhausted. The Company’s allowance for doubtful accounts was $590 and $181 as of September 30, 2022 and 2021, respectively; however, actual write-offs may exceed estimated amounts.
Settlement Assets and Obligations
Settlement assets and obligations result when funds are temporarily held or owed by the Company on behalf of merchants, consumers, schools, and other institutions. Timing differences, interchange expenses, merchant reserves and exceptional items cause differences between the amount received from the card networks and the amount funded to counterparties. These balances arising in the settlement process are reflected as settlement assets and obligations on the accompanying consolidated balance sheets. With the exception of merchant reserves, settlement assets or settlement obligations are generally collected and paid within one to four days. Settlement assets and settlement obligations were $7,540 as of September 30, 2022 and $4,768 as of September 30, 2021.
Inventories
Inventories consist of point-of-sale equipment to be sold to customers and are stated at the lower of cost, determined on a weighted average or specific basis, or net realizable value. Inventories were $4,121 and $2,220 at September 30, 2022 and 2021, respectively, and are included within prepaid expenses and other current assets on the accompanying consolidated balance sheets.
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
Expenditures for maintenance and repairs are expensed when incurred. Expenditures for renewals or betterments are capitalized. Management reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company recognizes impairment when the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value of the asset. There were no impairment charges during the years ended September 30, 2022, 2021 and 2020.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
Capitalized Software
Development costs for software to be sold or leased to customers are capitalized once technological feasibility of the software product has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when the Company has completed a detailed program design and has determined that a product can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the product is generally available to customers. Software development costs are amortized using the greater of the straight-line method or the usage method over its estimated useful life, which is generally estimated to be three years.
Additionally, development costs for software to be used internally is capitalized under similar guidance as discussed above. Once the software product is in the application development stage, costs are required to be capitalized. Costs incurred during the preliminary product phase or post implementation stage are expensed as incurred. Overhead, general and administrative, and training costs are not capitalized.
Software development costs may become impaired in situations where development efforts are abandoned due to the viability of a planned project becoming doubtful or due to technological obsolescence of a planned software product. Management evaluates the remaining useful lives and carrying values of capitalized software at least annually or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that impairment in value may have occurred. To the extent estimated net realizable values, which are estimated to equal future undiscounted cash flows, exceed the carrying value, no impairment is necessary. If estimated net realizable values are less than the carrying values, an impairment charge is recorded. Impairment charges during the years ended September 30, 2022, 2021 and 2020 were nominal.
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
Notes Receivable
Notes receivable consist of loans made to unrelated entities. Notes receivable were $5,125 and $4,695 at September 30, 2022 and 2021, respectively, and are included within prepaid expenses and other current assets and other assets on the accompanying consolidated balance sheets.
Acquisitions
Business acquisitions have been recorded using the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. Where relevant, the fair value of contingent consideration included in an acquisition is calculated using a Monte Carlo simulation. The fair value of customer relationships and non-compete assets acquired is identified using the Income Approach. The fair values of trade names and internally-developed software acquired are identified using the Relief from Royalty Method. The fair value of deferred revenue is identified using the Adjusted Fulfillment Cost Method. After the purchase price has been allocated, goodwill is recorded to the extent the total consideration paid for the acquisition, including the acquisition date fair value of contingent consideration, if any, exceeds the sum of the fair values of the separately identifiable acquired assets and assumed liabilities. Acquisition costs for business combinations are expensed when incurred and recorded in selling general and administrative expenses in the accompanying consolidated statements of operations.

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
The operating results of an acquisition are included in the consolidated statements of operations from the date of such acquisition. Acquisitions completed during the year ended September 30, 2022 contributed $35,840 and $5,170 of revenue and net income, respectively, to the results in the Company's consolidated statements of operations for the year then ended.
Goodwill
In accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests goodwill for impairment for each reporting unit on an annual basis in the fourth quarter, or when events or circumstances indicate the fair value of a reporting unit is below its carrying value.
The Company’s goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. The goodwill generated from the business combinations is primarily related to the value placed on the employee workforce and expected synergies. Judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred. Such changes may include, among others, a significant decline in expected future cash flows, a significant adverse change in the business climate, and unforeseen competition. No goodwill impairment charges were recognized during the years ended September 30, 2022, 2021 and 2020.
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
The Company has determined that it has five reporting units as of the date of the most recent annual good impairment test. For each of the years ended September 30, 2022, 2021 and 2020 the Company performed a quantitative assessment for each of its reporting units. The Company determined that none of the reporting units were impaired.
Intangible Assets
Intangible assets include acquired customer relationships, residual buyouts, referral agreements, trademarks, trade names, website development costs and non-compete agreements. Customer relationships represent the fair value of customer relationships purchased by the Company. Residual buyouts represent the right to not have to pay a residual to an independent sales agent related to certain future transactions with the agent’s referred

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
merchants. Referral agreements represent the right to exclusively obtain referrals from a partner for their customers' credit card processing services.
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
Management evaluates the remaining useful lives and carrying values of long-lived assets, including definite lived intangible assets, at least annually, or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that a change in the useful life or impairment in value may have occurred. There were no impairment charges during the years ended September 30, 2022, 2021 and 2020.
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
The Company's revenue for the years ended September 30, 2022, 2021 and 2020 is derived from the following sources:
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
The Company follows the requirements of ASC 606-10-55 Revenue from Contracts with Customers—Principal versus Agent Considerations, which states that the determination of whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement. The determination of gross versus net recognition of revenue requires judgment that depends on whether the Company controls the good or service before it is transferred to the merchant or whether the Company is acting as an agent of a third party. The assessment is provided separately for each performance obligation identified. Under its agreements, the Company incurs interchange and network pass-through charges from the third-party card issuers and card networks, respectively, related to the provision of payment authorization services. The Company has determined that it is acting as an agent with respect to these payment authorization services, based on the following factors: (1) the Company has no discretion over which card issuing bank will be used to process a transaction and is unable to direct the activity of the merchant to another card issuing bank, and (2) interchange and card network rates are pre-established by the card issuers or card networks, and the Company has no latitude in determining these fees. Therefore, revenue allocated to the payment authorization performance obligation is presented net of interchange and card network fees paid to the card issuing banks and card networks, respectively, for the years ended September 30, 2022, 2021 and 2020.
With regards to the Company's discount fees, generally, where the Company has control over merchant pricing, merchant portability, credit risk and ultimate responsibility for the customer relationship, revenues are reported at the time of sale equal to the full amount of the discount charged to the merchant, less interchange and network fees. Revenues generated from merchant portfolios where the Company does not have control over merchant pricing, liability for merchant losses or credit risk or rights of portability are reported net of interchange and network fees as well as third-party processing costs directly attributable to processing and bank sponsorship costs.
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
•Software and related services — Includes sales of SaaS, transaction-based fees, ongoing software maintenance and support, software licenses, and other professional services related to our software offerings
•Other — Includes sales of equipment, non-software related professional services and other revenues.

	For the year ended September 30, 2022
	Merchant Services	Software and Services	Other	Total
Payments revenue	$103,509	$40,951	$(8)	$144,452
Software and related services revenue	12,641	142,202	(35)	154,808
Other revenue	8,331	10,249	22	18,602
Total revenue	$124,481	$193,402	$(21)	$317,862

	For the year ended September 30, 2021
	Merchant Services	Software and Services	Other	Total
Payments revenue	$92,325	$29,451	$(2,095)	$119,681
Software and related services revenue	11,872	75,736	(18)	87,590
Other revenue	7,673	9,246	(66)	16,853
Total revenue	$111,870	$114,433	$(2,179)	$224,124

	For the year ended September 30, 2020
	Merchant Services	Software and Services	Other	Total
Payments revenue	$82,913	$19,359	$(1,757)	$100,515
Software and related services revenue	10,203	26,634	—	36,837
Other revenue	7,833	4,960	(11)	12,782
Total revenue	$100,949	$50,953	$(1,768)	$150,134

The tables below present disaggregation of the Company's revenue from contracts with customers by timing of transfer of goods or services by segment. For the years ended September 30, 2021 and 2020, $25,843 and $8,047 was included in revenue earned at a point in time related to professional services or other stand ready contract revenue for fixed service fee arrangements. These types of revenue are included in revenue earned over time for the year ended September 30, 2022. The Company's revenue included in each category are defined as follows:
•Revenue earned over time — Includes discount fees, gateway fees, sales of SaaS, ongoing support or other stand-ready obligations and professional services
•Revenue earned at a point in time — Includes point in time service fees that are not stand-ready obligations, software licenses sold as functional intellectual property and other equipment

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)

	For the year ended September 30, 2022
	Merchant Services	Software and Services	Other	Total
Revenue earned over time	$100,488	$173,368	$(36)	$273,820
Revenue earned at a point in time	23,993	20,034	15	44,042
Total revenue	$124,481	$193,402	$(21)	$317,862

	For the year ended September 30, 2021
	Merchant Services	Software and Services	Other	Total
Revenue earned over time	$83,203	$76,367	$(2,003)	$157,567
Revenue earned at a point in time	28,667	38,066	(176)	66,557
Total revenue	$111,870	$114,433	$(2,179)	$224,124

	For the year ended September 30, 2020
	Merchant Services	Software and Services	Other	Total
Revenue earned over time	$72,800	$35,222	$(1,743)	$106,279
Revenue earned at a point in time	28,149	15,731	(25)	43,855
Total revenue	$100,949	$50,953	$(1,768)	$150,134

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
As of September 30, 2022 and September 30, 2021, the Company’s contract assets from contracts with customers was $9,716 and $1,505, respectively
Contract Liabilities
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

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
The following table presents the changes in deferred revenue as of and for the year ended September 30, 2022:

Balance at September 30, 2020	$11,054
Deferral of revenue	29,966
Recognition of unearned revenue	(10,996)
Balance at September 30, 2021	$30,024
Deferral of revenue	31,926
Recognition of unearned revenue	(29,861)
Balance at September 30, 2022	$32,089
Costs to Obtain and Fulfill a Contract
The Company capitalizes incremental costs to obtain new contracts and contract renewals and amortizes these costs on a straight-line basis as an expense over the benefit period, which is generally the contract term, unless a commensurate payment is not expected at renewal. As of September 30, 2022, the Company had $4,185 of capitalized contract costs, compared to $3,851 of capitalized contract costs as of September 30, 2021. The contract costs relate to commissions paid to employees and agents as well as other incentives given to customers to obtain new sales, included within “Prepaid expenses and other current assets” and “Other assets" on the consolidated balance sheets. The Company recorded commissions expense related to these costs for the years ended September 30, 2022, 2021 and 2020 of $707, $533 and $398 respectively.
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
Advertising and promotion costs are expensed as incurred. Advertising expense was $4,028, $2,623 and $1,813 for the years ended September 30, 2022, 2021 and 2020, respectively, and is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

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
Equity-based compensation was $26,230, $20,860 and $10,452 for the years ended September 30, 2022, 2021 and 2020, respectively.
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
Recently Issued Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting For Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. ASU 2020-06 also simplifies the diluted net income per share calculation in certain areas. The amendments in ASU 2020-06 are effective for public business entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. As the Company is an emerging growth company and has elected to use the extended transition period afforded to such companies, the Company will not be required to adopt ASU 2020-06 until October 1, 2022. Effective October 1, 2022, the adoption of ASU 2020-06 will result in an increase in long-term debt, less current portion and debt issuance costs, net of $11,933, a decrease in additional paid-in-capital of $23,382 and a decrease in accumulated deficit of $11,449. The adoption of ASU 2020-06 will have no impact on net income.

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
The Company’s revenues are earned by processing transactions for merchant businesses and other institutions under contract with the Company. The Company utilizes the funds settlement services of primarily seven processing banks, from which most accounts receivable are remitted monthly.
No single customer accounted for more than 10% of the Company's revenue during the years ended September 30, 2022, 2021 and 2020. The Company believes that the loss of any single customer would not have a material adverse effect on the Company's financial condition or results of operations.
The Company uses third party payment processors, three of which facilitate more than 10% of our processing revenues for the years ended September 30, 2022, 2021, and 2020.

4. ACQUISITIONS
During the years ended September 30, 2022, 2021 and 2020 the Company acquired the following intangible assets and businesses:
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
During the years ended September 30, 2022, 2021 and 2020, the Company purchased $52, $1,819 and $1,788, respectively, in residual buyouts using a combination of cash on hand and borrowings on the Company's revolving credit facility. The acquired residual buyout intangible assets weighted average estimated amortization periods of eight years.
2022 Business Combinations
During the year ended September 30, 2022, the Company completed the acquisitions of three businesses to expand the Company’s software offerings in the Public Sector and Healthcare vertical markets. Certain of the purchase price allocations assigned for these acquisitions are considered preliminary as of September 30, 2022.
Total purchase consideration was $107,681, including $101,400 in cash consideration, funded by proceeds from the Company's revolving credit facility, and $6,281 of contingent consideration.
The goodwill associated with one of the three acquisitions is deductible for tax purposes. The acquired customer relationships intangible assets have estimated amortization periods of between ten and nineteen years. The trade names have estimated weighted-average amortization periods of four years. The weighted-average amortization period for all intangibles acquired is fifteen years. The acquired capitalized software have amortization periods of seven years.
Acquisition-related costs for these businesses amounted to approximately $773 and were expensed as incurred.

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
Summary of 2022 Business Combinations
The fair values assigned to certain assets and liabilities assumed, as of the acquisition dates, during the year ended September 30, 2022 were as follows:

Accounts receivable	651
Settlement assets	685
Prepaid expenses and other current assets	83
Property and equipment	190
Capitalized software	9,790
Acquired customer relationships	41,090
Trade name	1,550
Goodwill	61,347
Operating lease right-of-use assets	263
Other assets	22
Total assets acquired	115,671

Accrued expenses and other current liabilities	287
Settlement obligations	685
Deferred revenue, current	30
Current portion of operating lease liabilities	82
Operating lease liabilities, less current portion	181
Other long-term liabilities	6,725
Net assets acquired	$107,681
Pro Forma Results of Operations for 2022 Business Combinations
The following unaudited supplemental pro forma results of operations have been prepared as though each of the acquired businesses in the year ended September 30, 2022 had occurred on October 1, 2020. Pro forma adjustments were made to reflect the impact of depreciation and amortization, changes to executive compensation and the revised debt load, all in accordance with ASC 805. This supplemental pro forma

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made on these dates, or of results of operations that may occur in the future.

	Year ended September 30,
	2022	2021
Revenue	$321,640	$265,077
Net loss	$(26,622)	$(11,310)
2021 Business Combinations
During the year ended September 30, 2021, the Company completed the acquisitions of eight unrelated businesses, including Business Information Systems, Inc., ImageSoft Inc., and six other collectively material businesses.
Purchase of Business Information Systems, Inc.
On February 1, 2021, the Company completed the acquisition of substantially all of the assets of Business Information Systems, GP, a Tennessee general partnership and Business Information Systems, Inc., a Tennessee corporation (collectively “BIS”) to expand its software offerings, primarily in the Public Sector vertical. BIS is within the Software and Services segment. Total purchase consideration was $95,495, including $52,500 in cash on hand and proceeds from the Company's revolving credit facility, 1,202,914 shares of the Company's Class A Common Stock (valued at $35,245), and $7,750 in contingent consideration.
The goodwill associated with the acquisition is deductible for tax purposes. The acquired customer relationships intangible asset has an estimated amortization period of nineteen years. The non-compete agreement and trade name have estimated amortization periods of three and five years, respectively. The weighted-average estimated amortization period of all intangibles acquired is nineteen years. The acquired capitalized software has an estimated amortization period of ten years.
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
Purchase of ImageSoft, Inc.
On November 17, 2020, the Company completed the acquisition of substantially all of the assets of ImageSoft, Inc. (“ImageSoft”) to expand its software offerings, primarily in the Public Sector vertical. ImageSoft, is within the Software and Services segment. Total purchase consideration was $46,300, including $40,000 in cash consideration, funded by proceeds from the Company's revolving credit facility, and $6,300 in contingent consideration.
The goodwill associated with the acquisition is deductible for tax purposes. The acquired customer relationships intangible asset has an estimated amortization period of twenty years. The non-compete agreement and trade name have estimated amortization periods of three and five years, respectively. The weighted-average

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
estimated amortization period of all intangibles acquired is nineteen years. The acquired capitalized software has an estimated amortization period of seven years.
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
Other Business Combinations
From October 1, 2020 to September 30, 2021, the Company completed the acquisitions of six other businesses to expand the Company’s software offerings in the Public Sector and Healthcare vertical markets and to add proprietary technology that will augment the Company’s existing platform across several verticals. Five of these businesses are within the Software and Services segment and one is within the Merchant Services segment. Total purchase consideration was $65,527, including $57,000 in cash consideration, funded by proceeds from the Company's revolving credit facility, and $8,527 of contingent consideration.
For each of these businesses acquired, the goodwill associated with the acquisition is deductible for tax purposes. The acquired customer relationships intangible assets have estimated amortization periods of between ten and twenty-five years. The non-compete agreement and trade names have weighted average estimated amortization periods of four years. The weighted-average amortization period for all intangibles acquired is sixteen years. The acquired capitalized software has a weighted-average amortization period of seven years.
Acquisition-related costs for these businesses amounted to approximately $1,110 and were expensed as incurred.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
Summary of 2021 Business Combinations
The fair values assigned to certain assets and liabilities assumed, as of the acquisition dates, during the year ended September 30, 2021 were as follows:

	BIS	ImageSoft, Inc.	Other	Total
Accounts receivable	$1,567	$4,997	$3,141	$9,705
Settlement assets	6,889	120	—	7,009
Inventories	458	—	161	619
Prepaid expenses and other current assets	10	2,897	2,043	4,950
Property and equipment	206	433	312	951
Capitalized software	15,200	5,200	4,100	24,500
Acquired customer relationships	32,300	16,300	24,040	72,640
Non-compete agreements	100	610	390	1,100
Trade name	700	1,100	840	2,640
Goodwill	46,660	22,408	35,955	105,023
Operating lease right-of-use assets	—	332	484	816
Other assets	—	6	32	38
Total assets acquired	104,090	54,403	71,498	229,991

Accrued expenses and other current liabilities	138	910	1	1,049
Settlement obligations	6,889	120	—	7,009
Deferred revenue, current	1,568	6,748	5,498	13,814
Current portion of operating lease liabilities	—	75	221	296
Operating lease liabilities, less current portion	—	250	251	501
Net assets acquired	$95,495	$46,300	$65,527	$207,322
During the year ended September 30, 2022, the Company finalized the purchase price allocations for the 2021 business combinations, which resulted in additional adjustments to decrease current assets by $68, increase operating lease right-of-use assets by $12, increase goodwill by $49 and decrease liabilities by $7. The table above reflects the adjusted amounts.
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
For some of these business acquired, the goodwill associated with the acquisitions is deductible for tax purposes, and goodwill associated with the acquisitions of others of the businesses is not deductible for tax purposes. The acquired customer relationships intangible assets have estimated amortization periods of between fifteen and eighteen years. The non-compete agreement and trade names both have weighted-average amortization periods of three years. The weighted-average amortization period for all intangibles acquired is sixteen years. The acquired capitalized software has an estimated amortization period of seven years.
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
Summary of 2020 Business Combinations
The fair values assigned to certain assets and liabilities assumed, as of the acquisition dates, during the year ended September 30, 2020 were as follows:

Cash and cash equivalents	$313
Accounts receivable	846
Prepaid expenses and other current assets	54
Property and equipment	122
Capitalized software	1,970
Acquired customer relationships	11,900
Non-compete agreements	90
Trade name	300
Goodwill	20,213
Other assets	17
Total assets acquired	35,825

Accounts payable	168
Accrued expenses and other current liabilities	635
Deferred revenue, current	200
Other long-term liabilities	2,194
Net assets acquired	$32,628

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
A summary of the Company's prepaid expenses and other current assets as of September 30, 2022 and 2021 is as follows:

	2022	2021
Inventory	$4,121	$2,220
Prepaid licenses	5,743	4,646
Prepaid insurance	736	1,074
Notes receivable — current portion	4,930	—
Other current assets	3,915	3,274
Prepaid expenses and other current assets	$19,445	$11,214

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
6. PROPERTY AND EQUIPMENT, NET
A summary of the Company's property and equipment as of September 30, 2022 and 2021 is as follows:

	Estimated Useful Life	2022	2021
Computer equipment and software(1)	2 to 7 years	$3,040	$2,982
Furniture and fixtures	2 to 7 years	2,159	2,125
Terminals	2 to 3 years	813	945
Office equipment	2 to 5 years	1,289	1,173
Automobiles	3 years	477	481
Leasehold improvements	2 to 7 years	2,945	2,788
Accumulated depreciation		(5,053)	(4,592)
Property and equipment, net		$5,670	$5,902
____________________
1.Includes computer software of $129 and $707 as of September 30, 2022 and 2021, respectively.

Depreciation expense for the years ended September 30, 2022, 2021 and 2020 amounted to $2,545, $2,312 and $1,825, respectively.

7. CAPITALIZED SOFTWARE, NET
A summary of the Company's capitalized software as of September 30, 2022 and 2021 is as follows:

	Estimated Useful Life	2022	2021
Software development costs	1 to 7 years	$60,013	$46,417
Development in progress		9,265	6,612
Accumulated amortization		(16,937)	(11,658)
Capitalized software, net		$52,341	$41,371
The Company capitalized software development costs (including acquisitions) totaling $19,957 and $30,659 during the years ended September 30, 2022 and 2021, respectively. Amortization expense for capitalized software development costs amounted to $8,987, $6,276 and $3,978 during the years ended September 30, 2022, 2021 and 2020, respectively. There were no amounts written down to net realizable value during the years ended September 30, 2022, 2021 and 2020, respectively.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
8. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill are as follows:

	Merchant Services	Software and Services	Other	Total
Balance at September 30, 2020 (net of accumulated impairment losses of $11,458, $0 and $0, respectively)	$115,982	$71,023	$—	$187,005
Goodwill attributable to preliminary purchase price adjustments and acquisition activity during the year ended September 30, 2021	3,104	102,134	—	105,238
Balance at September 30, 2021	119,086	173,157	—	292,243
Goodwill attributable to preliminary purchase price adjustments and acquisition activity during the year ended September 30, 2022	—	61,396	—	61,396
Balance at September 30, 2022	$119,086	$234,553	$—	$353,639

Intangible assets consisted of the following as of September 30, 2022:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Customer relationships	$268,301	$(80,681)	$187,620	10 to 25 years – accelerated or straight-line
Non-compete agreements	1,190	(705)	485	3 to 6 years – straight-line
Website and brand development costs	268	(159)	109	3 to 4 years – straight-line
Trade names	7,771	(4,203)	3,568	3 to 7 years – straight-line
Residual buyouts	6,169	(2,141)	4,028	8 years – straight-line
Referral and exclusivity agreements	800	(733)	67	5 years – straight-line
Total finite-lived intangible assets	284,499	(88,622)	195,877

Indefinite-lived intangible assets:
Trademarks	42	—	42
Total identifiable intangible assets	$284,541	$(88,622)	$195,919

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
Intangible assets consisted of the following as of September 30, 2021:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Customer relationships	$227,211	$(65,815)	$161,396	10 to 25 years – accelerated or straight-line
Non-compete agreements	2,878	(1,907)	971	3 to 6 years – straight-line
Website development costs	240	(133)	107	3 to 4 years – straight-line
Trade names	6,320	(2,668)	3,652	3 to 7 years – straight-line
Residual buyouts	6,718	(1,407)	5,311	8 years – straight-line
Referral and exclusivity agreements	800	(573)	227	5 years – straight-line
Total finite-lived intangible assets	244,167	(72,503)	171,664

Indefinite-lived intangible assets:
Trademarks	42	—	42
Total identifiable intangible assets	$244,209	$(72,503)	$171,706

Amortization expense for intangible assets amounted to $17,892, $15,830 and $12,414 during the years ended September 30, 2022, 2021 and 2020, respectively.
Based on gross carrying amounts at September 30, 2022, the Company's estimate of future amortization expense for intangible assets are presented in this table as follows for each fiscal year ending September 30:

2023	$17,704
2024	16,722
2025	16,431
2026	16,025
2027	15,405
Thereafter	113,590
$195,877

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
9. ACCRUED EXPENSES AND OTHER LIABILITIES
A summary of the Company's accrued expenses and other current liabilities as of September 30, 2022 and 2021 is as follows:

	2022	2021
Accrued wages, bonuses, commissions and vacation	$8,117	$6,649
Accrued interest	642	271
Accrued contingent consideration — current portion	21,385	25,768
Escrow liabilities	12,285	9,067
Tax receivable agreement liability — current portion	20	—
Customer deposits	1,575	1,913
Employee health self-insurance liability	732	1,032
Accrued interchange	2,096	1,086
Other current liabilities	10,981	5,029
Accrued expenses and other current liabilities	$57,833	$50,815

A summary of the Company's long-term liabilities as of September 30, 2022 and 2021 is as follows:

	2022	2021
Accrued contingent consideration — long-term portion	$1,448	$10,461
Deferred tax liability — long-term	7,896	3,280
Other long-term liabilities	196	270
Total other long-term liabilities	$9,540	$14,011

10. LONG-TERM DEBT, NET
A summary of long-term debt, net as of September 30, 2022 and September 30, 2021 is as follows:

	Maturity	2022	2021
Revolving lines of credit to banks under the Senior Secured Credit Facility	May 9, 2024	$185,017	$104,396
1.0% Exchangeable Senior Notes due 2025	February 15, 2025	104,557	99,808
Debt issuance costs, net		(2,554)	(3,599)
Total long-term debt, net of issuance costs		$287,020	$200,605
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
If the Company or i3 Verticals, LLC undergoes a fundamental change, holders may require i3 Verticals, LLC to repurchase all or part of their Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Notes to be repurchased, plus accrued and unpaid interest to, but not including, the fundamental change repurchase date. As of September 30, 2022, none of the conditions permitting the holders of the Exchangeable Notes to early convert have been met.
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
The Company incurred third-party issuance costs totaling $5,238, in connection with the issuance of the Exchangeable Notes for the year ended September 30, 2020. The Company capitalized $4,150 of debt issuance costs in connection with the Exchangeable Notes and allocated $1,088 of the third-party issuance costs to equity during the year ended September 30, 2020. Non-cash interest expense for amortization of debt issuance costs related to the Exchangeable Notes for the years ended September 30, 2022 and 2021 was $666 and $588, respectively. The Company also wrote off a portion of the debt issuance costs in connection with the repurchase transactions in April and September 2020, as described below. Total unamortized debt issuance costs related to the Exchangeable Notes were $1,939 as of September 30, 2022.
The estimated fair value of the Exchangeable Notes was $102,761 as of September 30, 2022. The estimated fair value of the Exchangeable Notes was determined through consideration of quoted market prices for similar instruments. The fair value is classified as Level 2, as defined in Note 13.
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
Senior Secured Credit Facility
On May 9, 2019, the Company replaced its then existing credit facility with a new credit agreement (the “Senior Secured Credit Facility”). As of September 30, 2022, the Senior Secured Credit Facility, as amended, consisted of a $275,000 revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to $50,000 in the aggregate (subject to the receipt of additional commitments for any such incremental loan amounts). The Senior Secured Credit Facility accrues interest at Term SOFR (based upon an interest period of one, three or six months), plus an adjustment of 0.10%, plus an applicable margin of 2.25% to 3.25% (3.25% as of September 30, 2022), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) Term SOFR, plus an adjustment of 0.10%, plus 1.00%), plus an applicable margin of 0.25% to 1.25% (1.25% as of September 30, 2022), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires the Company to pay unused commitment fees of 0.15% to 0.30% (0.30% as of September 30, 2022) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00, (ii) a maximum total leverage ratio of 5.00 to 1.00, provided, that for each of the four fiscal quarters immediately following a qualified acquisition (each a “Leverage Increase Period”), the required ratio set forth above may be increased by up to 0.25, subject to certain limitations and (iii) a maximum consolidated senior secured leverage ratio of 3.25 to 1.00, provided, that for each Leverage Increase Period, the consolidated senior leverage ratio may be increased by up to 0.25, subject to certain limitations. The maturity date of the Senior Secured Credit Facility is May 9, 2024. As of September 30, 2022, there was $89,983 available for borrowing under the revolving credit facility, subject to the financial covenants.
The Senior Secured Credit Facility is secured by substantially all assets of the Company. The lenders under the Senior Secured Credit Facility hold senior rights to collateral and principal repayment over all other creditors.
The provisions of the Senior Secured Credit Facility place certain restrictions and limitations upon the Company. These include, among others, restrictions on liens, investments, indebtedness, fundamental changes and dispositions; maintenance of certain financial ratios; and certain non-financial covenants pertaining to the activities of the Company during the period covered. The Company was in compliance with such covenants as of September 30, 2022. In addition, the Senior Secured Credit Facility restricts the Company's ability to make dividends or other distributions to the holders of the Company's equity. The Company is permitted to (i) make cash distributions to the holders of the Company's equity in order to pay taxes incurred by owners of equity in i3 Verticals, LLC, by reason of such ownership, (ii) move intercompany cash between subsidiaries that are joined to

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
the Senior Secured Credit Facility, (iii) repurchase equity from employees, directors, officers or consultants in an aggregate amount not to exceed $3,000 per year, (iv) make certain payments in connection with the Tax Receivable Agreement, and (v) make other dividends or distributions in an aggregate amount not to exceed 5% of the net cash proceeds received from any additional common equity issuance. The Company is also permitted to make non-cash dividends in the form of additional equity issuances. Each subsidiary may make ratable distributions to persons that own equity interests in such subsidiary. All other forms of dividends or distributions are prohibited under the Senior Secured Credit Facility.
On September 30, 2022, i3 Verticals, LLC entered into a LIBOR Transition Amendment (the “LIBOR Amendment”) with Bank of America, N.A and the other parties to the Credit Agreement. The LIBOR Amendment modified the Senior Secured Credit Agreement to reflect that the loans and other extensions of credit provided thereunder that incur interest, fees, commissions or other amounts based on the London Inter-Bank Offered Rate ("LIBOR"), will no longer incur interest based on LIBOR but instead will incur interest based on the forward-looking SOFR term rate administered by CME Group Benchmark Administration Limited (based upon an interest period of, at the borrower’s election, one, three or six months). Except as set forth in the LIBOR Amendment, the other terms and conditions of the Credit Agreement remain in full force and effect. All other material terms included in the Credit Agreement, as amended, remain unchanged as a result of the execution of the LIBOR Amendment.
On October 3, 2022, i3 Verticals, LLC entered into the Third Amendment to the Credit Agreement, which increased the maximum amount of the revolving credit facility to $375,000. See Note 21 for a discussion of the Third Amendment.
Debt issuance costs
During the year ended September 30, 2020, the Company capitalized $4,212 in connection with the issuance of the Exchangeable Notes, the Note Hedge Transactions and the Warrants and in connection with entering into the second amendment to the Senior Secured Credit Facility. The debt issuance costs are being amortized over the related term of the debt using the effective interest rate method, and are presented net against long-term debt in the consolidated balance sheets. During the years ended September 30, 2022 and 2021, the Company did not incur any additional issuance costs. The amortization of debt issuance costs is included in interest expense and amounted to approximately $1,046, $968 and $758 during the years ended September 30, 2022, 2021 and 2020, respectively.

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

	Year ended September 30,
	2022	2021	2020
Current:
Federal tax expense (benefit)	$1,098	$(35)	$(34)
State tax expense	1,321	945	446
Deferred:
Federal tax benefit	(4,151)	(285)	(3,018)
State tax expense (benefit)	6,739	(2)	(189)
Income tax expense (benefit)	$5,007	$623	$(2,795)
A reconciliation of income tax expense (benefit) from operations computed at the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended September 30,
	2022		2021		2020
Expected U.S. federal income taxes at statutory rate	$(3,824)	21.0%	$(1,519)	21.1%	$(792)	21.0%
Partnership income not taxed at federal level	1,035	(5.7)%	29	(0.4)%	85	(2.3)%
Valuation allowance	7,101	(39.0)%	712	(9.9)%	(2,694)	71.4%
State and local income taxes, net of federal benefit	(641)	3.5%	552	(7.6)%	244	(6.5)%
Nondeductible expenses and other permanent items	83	(0.5)%	85	(1.2)%	496	(13.1)%
Revaluation of debt and other debt transaction differences	1,434	(7.9)%	609	(8.4)%	222	(5.9)%
Change in liability for uncertain tax positions	(25)	0.1%	(83)	1.2%	108	(2.9)%
Federal tax credits	—	—%	240	(3.3)%	(431)	11.4%
Other	(156)	0.9%	(2)	—%	(33)	0.9%
Income tax expense (benefit)	$5,007	(27.5)%	$623	(8.6)%	$(2,795)	74.1%

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities. Net deferred taxes spanning multiple jurisdictions as of September 30, 2022 and 2021 were as follows:

	September 30,
	2022	2021
Deferred tax assets:
Investment in partnership	$56,388	$57,080
Stock-based compensation	2,421	1,714
Deferred revenue	448	561
Accrued expenses	269	232
Net operating loss carryforwards	15,992	13,441
Section 163j carryforward	1,685	1,828
Federal tax credits	359	661
Operating lease liabilities	677	638
Other	75	75
Gross deferred tax assets	78,314	76,230
Valuation allowance	(27,555)	(20,269)

Deferred tax liabilities:
Intangible assets	(14,270)	(8,308)
Operating lease right of use assets	(641)	(620)
Other	(285)	(321)
Net deferred tax asset	$35,563	$46,712
Federal net operating loss carryforwards as of September 30, 2022 and 2021 were $43,233 and $35,312, respectively. Federal tax credits were $359, resulting in a deferred tax asset of $9,438 as of September 30, 2022 compared to $661 of federal tax credits, resulting in a deferred tax asset of $8,077 as of September 30, 2021. The federal net operating loss carryforwards will begin to expire in 2036 and the federal tax credits will begin to expire in 2037. The use of federal net operating losses and credits are limited to the future taxable income of separate legal entities. As a result, a valuation allowance of $808 has been provided for certain federal deferred tax assets, an increase of $15 during the year ended September 30, 2022. State net operating loss carryforwards as of September 30, 2022 totaled $108,992, resulting in a deferred tax asset of $6,913. The state net operating loss carryforwards will begin to expire in 2026. The use of certain state net operating losses are limited to future taxable earnings of separate legal entities. As a result, a valuation allowance of $4,909 has been provided for state loss carryforwards, an increase of $880 during the year ended September 30, 2022. The Company also considered a valuation allowance on its $56,388 outside basis of investment in i3 Verticals, LLC deferred tax asset as of September 30, 2022. The Company has recorded a valuation allowance of $21,838 against the portion of the deferred tax benefit that is capital in nature and against the amount not expected to be realized, resulting in an increase in valuation allowance of $6,391 during the year ended September 30, 2022. Management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
The components of the Company’s liability for uncertain tax benefits are as follows:

Gross unrecognized tax benefits as of September 30, 2020	$184
Increase in current year tax positions	—
Increase in prior year tax positions	—
Settlements and other reductions	76
Gross unrecognized tax benefits as of September 30, 2021	108
Increase in current year tax positions	—
Increase in prior year tax positions	—
Settlements and other reductions	25
Gross unrecognized tax benefits as of September 30, 2022	$83
As of September 30, 2022 and 2021, the Company had accrued interest of no and no accrued penalties in either period related to uncertain tax positions. It is the Company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense. The Company is no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2018. As of September 30, 2022 and 2021, there were unrecognized tax benefits of $83 and $108 that if recognized would affect the annual effective tax rate.
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
During the year ended September 30, 2022, the Company acquired an aggregate of 111,000 common units of i3 Verticals, LLC in connection with the redemption of common units, which resulted in an increase in the tax basis of our investment in i3 Verticals, LLC subject to the provisions of the Tax Receivable Agreement. As a result of these exchanges, during the year ended September 30, 2022, the Company recognized an increase to its net deferred tax assets in the amount of $898, and corresponding Tax Receivable Agreement liabilities of $763, representing 85% of the tax benefits due to the Continuing Equity Owners.
The deferred tax asset and corresponding Tax Receivable Agreement liability balances were $40,981 and $40,832, respectively, as of September 30, 2022.
Payments to the Continuing Equity Owners related to exchanges through September 30, 2022 will range from $0 to $3,315 per year and are expected to be paid over the next 26 years. The amounts recorded as of September 30, 2022, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

12. LEASES
As discussed in Note 2, the Company adopted ASC 842 effective October 1, 2020, using the modified retrospective transition method, under which the prior period financial statements were not restated for the new guidance.
The Company’s leases consist primarily of real estate leases throughout the markets in which the Company operates. At contract inception, the Company determines whether an arrangement is or contains a lease, and for each identified lease, evaluates the classification as operating or financing. The Company had no finance leases as of September 30, 2022. Leased assets and obligations are recognized at the lease commencement date based on the present value of fixed lease payments to be made over the term of the lease. Renewal and termination options are factored into determination of the lease term only if the option is reasonably certain to be exercised. The weighted-average remaining lease term at September 30, 2022 was five years. The Company had no significant short-term leases during the year ended September 30, 2022.
The Company’s leases do not provide a readily determinable implicit interest rate and the Company uses its incremental borrowing rate to measure the lease liability and corresponding right-of-use asset. The incremental borrowing rates were determined based on a portfolio approach considering the Company’s current secured borrowing rate adjusted for market conditions and the length of the lease term. The weighted-average discount rate used in the measurement of our lease liabilities was 6.4% as of September 30, 2022.
Operating lease cost is recognized on a straight-line basis over the lease term. Operating lease costs for the years ended September 30, 2022 and 2021 were $5,815 and $4,096, respectively, which are included in selling, general and administrative expenses in the condensed consolidated statements of operations.
Total operating lease costs for the years ended September 30, 2022 and 2021, include variable lease costs of approximately $59 and $6, respectively, which are primarily comprised of costs of maintenance and utilities and changes in rates, and are determined based on the actual costs incurred during the period. Variable payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.
Short-term rent expense for the years ended September 30, 2022 and 2021 was $177 and $304, respectively, and are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
As of September 30, 2022, maturities of lease liabilities are as follows:

Years ending September 30:
2023	$5,492
2024	4,703
2025	4,095
2026	3,344
2027	1,521
Thereafter	2,011
Total future minimum lease payments (undiscounted)(1)	21,166
Less: present value discount	(2,604)
Present value of lease liability	$18,562
_________________________
1.Total future minimum lease payments excludes payments of $26 for leases designated as short-term leases, which are excluded from the Company's right-of-use assets. These payments will be made within the next twelve months.

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
The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, settlement assets and obligations, accounts receivable, other assets, accounts payable, and accrued expenses, approximated their fair values as of September 30, 2022 and 2021, because of the relatively short maturity dates on these instruments. The carrying amount of debt approximates fair value as of September 30, 2022 and 2021, because interest rates on these instruments approximate market interest rates.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
The Company has no Level 1 or Level 2 financial instruments measured at fair value on a recurring basis. The following tables present the changes in the Company's Level 3 financial instruments that are measured at fair value on a recurring basis.

Accrued Contingent Consideration
Balance at September 30, 2020	$13,034
Contingent consideration accrued at time of business combination	22,577
Change in fair value of contingent consideration included in Operating expenses	7,140
Contingent consideration paid	(6,522)
Balance at September 30, 2021	$36,229
Contingent consideration accrued at time of business combination	6,281
Change in fair value of contingent consideration included in Operating expenses	23,725
Contingent consideration paid	(43,402)
Balance at September 30, 2022	$22,833
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
Approximately $21,385 and $25,768 of contingent consideration was recorded in accrued expenses and other current liabilities as of September 30, 2022 and 2021, respectively. Approximately $1,448 and $10,461 of contingent consideration was recorded in other long-term liabilities as of September 30, 2022 and 2021, respectively.
Disclosure of Fair Values
The Company's financial instruments that are not remeasured at fair value include the Exchangeable Notes (see Note 10). The Company estimates the fair value of the Exchangeable Notes through consideration of quoted market prices of similar instruments, classified as Level 2 as described above. The estimated fair value of the Exchangeable Notes was $102,761 as of September 30, 2022.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
14. EQUITY-BASED COMPENSATION
A summary of equity-based compensation expense recognized during the years ended September 30, 2022, 2021 and 2020 is as follows:

	Year ended September 30,
	2022	2021	2020
Stock options	$25,163	$20,860	$10,452
Restricted stock units	1,067	—	—
Equity-based compensation expense	$26,230	$20,860	$10,452
Amounts are included in general and administrative expense on the consolidated statements of operations. Income tax benefits of $468, $1,083 and $604 were recognized related to equity-based compensation during the years ended September 30, 2022, 2021, and 2020, respectively.
Stock Options
In May 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) under which the Company may grant up to 3,500,000 stock options and other equity-based awards to employees, directors and officers. The number of shares of Class A common stock available for issuance under the 2018 Plan includes an annual increase on the first day of each year, beginning with the 2019 calendar year, equal to 4.0% of the outstanding shares of all classes of the Company's common stock as of the last day of the immediately preceding calendar year, unless the Company’s board of directors determines prior to the last trading day of December of the immediately preceding calendar year that the increase shall be less than 4%. As of September 30, 2022, there were 834,807 options available to grant under the 2018 Plan.
In September 2020, the Company adopted the 2020 Acquisition Equity Incentive Plan (the “2020 Inducement Plan”) under which the Company may grant up to 1,500,000 stock options and other equity-based awards to individuals that were not previously employees of the Company or its subsidiaries in connection with acquisitions, as a material inducement to the individual's entry into employment with the Company or its subsidiaries within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. In May 2021, the Company amended the 2020 Inducement Plan to increase the number of shares of the Company's Class A common stock available for issuance from 1,500,000 to 3,000,000 shares. As of September 30, 2022, there were 992,848 equity awards available for grant under the 2020 Inducement Plan.
Share-based compensation expense includes the estimated effects of forfeitures, which will be adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.
The Company has issues stock option awards under the 2018 Plan and the 2020 Inducement Plan. The fair value of the stock option awards during the years ended September 30, 2022 and 2021 was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	September 30, 2022	September 30, 2021
Expected volatility(1)	55.7%	59.7%
Expected dividend yield(2)	—%	—%
Expected term(3)	6 years	6 years
Risk-free interest rate(4)	1.6%	0.7%
_________________
1.For the year ended September 30, 2022, expected volatility is based on the volatility of the Company's own share price. For the year ended September 30, 2021, expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.
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

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)

A summary of stock option activity for the year ended September 30, 2022 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at September 30, 2021	7,547,622	$25.26
Granted	1,672,808	24.50
Exercised	(343,865)	17.08
Forfeited	(654,243)	30.05
Outstanding at September 30, 2022	8,222,322	$25.07

Exercisable at September 30, 2022	4,479,276	$23.09
The weighted-average grant date fair value of stock options granted during the year ended September 30, 2022 was $12.92.
As of September 30, 2022, there were 8,222,322 stock options outstanding, of which 4,479,276 were exercisable. As of September 30, 2022, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $33,562, which is expected to be recognized over a weighted-average period of 1.7 years. The Company's policy is to account for forfeitures of stock-based compensation awards as they occur.
The total fair value of stock options that vested during the year ended September 30, 2022 was $24,586.
Restricted Stock Units
The Company has issued Class A common stock in the form of restricted stock units ("RSUs") under the 2018 Plan.
A summary of activity related to restricted stock units as of September 30, 2022 is as follows:

	Restricted Stock Units	Weighted Average Exercise Price
Outstanding at September 30, 2021	—	$—
Granted	504,903	24.99
Vested	—	—
Forfeited	(18,251)	26.53
Outstanding at September 30, 2022	486,652	$24.93
The weighted-average grant date fair value of RSUs granted during the year ended September 30, 2022 was $24.99.
As of September 30, 2022, total unrecognized compensation expense related to unvested RSUs, including an estimate for pre-vesting forfeitures, was $6,187, which is expected to be recognized over a weighted average period of 3.6 years.
There were no RSUs that vested during the year ended September 30, 2022.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
15. COMMITMENTS AND CONTINGENCIES
Leases
The Company utilizes office space and equipment under operating leases. Rent expense under these leases amounted to $5,992, $4,400 and $2,820 during the years ended September 30, 2022, 2021 and 2020, respectively. Refer to Note 12 for further discussion and a table of the future minimum payments under these leases.
Minimum Processing Commitments
The Company has non-exclusive agreements with several processors to provide The Company services related to transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Certain of these agreements require the Company to submit a minimum monthly number of transactions for processing. If the Company submits a number of transactions that is lower than the minimum, it is required to pay to the processor the fees it would have received if the Company had submitted the required minimum number of transactions. As of September 30, 2022, such minimum fee commitments were as follows:

Years ending September 30:
2023	$4,512
2024	1,230
2025	90
2026	—
2027	—
Thereafter	—
Total	$5,832
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
The Petition was amended on October 4, 2021 to add a putative class of Louisiana sheriffs (the “Sheriffs”) and subsequently removed to the United States District Court for the Middle District of Louisiana. The Petition seeks monetary damages for the cost of network remediation of $15,000 purportedly spent by the State and $7,000 purportedly spent by the Sheriffs, return of purchase prices, potential additional expenses related to remediation and any obligation to notify parties of an alleged data breach as and if required by applicable law, and reasonable attorneys’ fees. The claimed damages relate to a third-party remote access software product used in connection with services provided by S&S to certain Louisiana Parish law enforcement districts and alleged inadequacies in the Company’s cybersecurity practices. Plaintiffs moved to remand the action to state court on November 5, 2021, and the motion was referred to a magistrate to make a report and recommendation to the district court judge. On July 5, 2022 the magistrate recommended that the matter be remanded to state court. On July 19, 2022 the Company and all other defendants filed objections to the recommendation. On August 3, 2022, the Plaintiffs filed a response to those objections. On August 16, 2022, the district court granted the Plaintiffs’ motion to remand, and all Defendants appealed, filling their opening appellant brief on October 28, 2022. The Plaintiffs’ appellee brief is due November 28, 2022.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
16. RELATED PARTY TRANSACTIONS
In connection with the Company's IPO, the Company and i3 Verticals, LLC entered into a Tax Receivable Agreement with the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that it actually realizes, or in some circumstances, is deemed to realize in its tax reporting, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of Common Units of i3 Verticals, LLC for Class A common stock of i3 Verticals, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. See Note 11 for further information. As of September 30, 2022, the total amount due under the Tax Receivable Agreement was $40,832.
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
In March 2021, the Company became aware of an observable price change in the AxiaMed equity investment, due to a planned third party acquisition of AxiaMed. This resulted in an increase of $2,353 to the fair value of the AxiaMed investment at March 31, 2021, which the Company recognized in other income. On April 1, 2021, AxiaMed was sold to a third party and the Company received $2,453 for its investment in AxiaMed. Greg Daily, the Company’s chief executive officer; Clay Whitson, the Company’s chief financial officer; and the Company no longer have ownership interest in AxiaMed following the sale. The Company earned net revenues related to the AxiaMed Agreement of $117 and $95 during the years ended September 30, 2021 and 2020 respectively.

17. SEGMENTS
The Company determines its operating segments based on ASC 280, Segment Reporting, in alignment with how the chief operating decision making group monitors and manages the performance of the business as well as the level at which financial information is reviewed. The Company’s operating segments are strategic business units that offer different products and services.
The Company's core business is delivering seamlessly integrated payment and software solutions to customers in strategic vertical markets. This is accomplished through the Merchant Services and Software and Services (formerly known as Proprietary Software and Payments) segments.
The Merchant Services segment provides comprehensive payment solutions to businesses and organizations. The Merchant Services segment includes third-party integrated payment solutions as well as traditional merchant processing services across the Company's strategic vertical markets.
The Software and Services segment delivers vertical market software solutions to customers across all of the Company's strategic vertical markets. These solutions often include embedded payments or other recurring services.
The Other category includes corporate overhead expenses, when presenting reportable segment information.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
The Company primarily uses processing margin to measure operating performance. Processing margin is equal to revenue less other cost of services plus residuals expense, which are a component of other cost of services. The following is a summary of reportable segment operating performance for the years ended September 30, 2022, 2021 and 2020.

	As of and for the Year ended September 30, 2022
	Merchant Services	Software and Services	Other	Total
Revenue	$124,481	$193,402	$(21)	$317,862
Other costs of services	(59,647)	(13,778)	58	(73,367)
Residuals	36,666	1,602	(33)	38,235
Processing margin	$101,500	$181,226	$4	$282,730

Residuals				38,235
Selling general and administrative				193,790
Depreciation and amortization				29,424
Change in fair value of contingent consideration				23,725
Loss from operations				$(2,444)

Total assets	$203,485	$512,792	$54,035	$770,312
Goodwill	$119,086	$234,553	$—	$353,639

	As of and for the Year ended September 30, 2021
	Merchant Services	Software and Services	Other	Total
Revenue	$111,870	$114,433	$(2,179)	$224,124
Other costs of services	(51,234)	(8,610)	2,138	(57,706)
Residuals	29,842	1,147	(2,071)	28,918
Processing margin	$90,478	$106,970	$(2,112)	$195,336

Residuals				28,918
Selling general and administrative				134,872
Depreciation and amortization				24,418
Change in fair value of contingent consideration				7,140
Loss from operations				$(12)

Total assets	$208,560	$382,014	$61,226	$651,800
Goodwill	$119,086	$173,157	$—	$292,243

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)

	As of and for the Year ended September 30, 2020
	Merchant Services	Software and Services	Other	Total
Revenue	$100,949	$50,953	$(1,768)	$150,134
Other costs of services	(43,940)	(5,057)	1,767	(47,230)
Residuals	21,618	587	(1,757)	20,448
Processing margin	$78,627	$46,483	$(1,758)	$123,352

Residuals				20,448
Selling general and administrative				78,323
Depreciation and amortization				18,217
Change in fair value of contingent consideration				(1,409)
Income from operations				$7,773

Total assets	$206,769	$139,107	$57,650	$403,526
Goodwill	$115,982	$71,023	$—	$187,005

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
As of September 30, 2022, and 2021, respectively, i3 Verticals, Inc. owned 22,986,448 and 22,026,098 of i3 Verticals, LLC's Common Units, representing a 69.4% and 68.3% economic ownership interest in i3 Verticals, LLC.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
The following table summarizes the impact on equity due to changes in the Company's ownership interest in i3 Verticals, LLC:

	Year ended September 30,
	2022	2021	2020
Net loss attributable to non-controlling interest	$(6,115)	$(3,382)	$(560)
Transfers to (from) non-controlling interests:
Distributions to non-controlling interest holders	—	—	(3)
Redemption of common units in i3 Verticals, LLC	(918)	(11,714)	(5,080)
Adjustment related to prior periods	—	—	2,730
Cumulative effect of adoption of new accounting standard	—	—	640
Allocation of equity to non-controlling interests	11,511	15,337	24,495
Net transfers to (from) non-controlling interests	10,593	3,623	22,782
Change from net income attributable to non-controlling interests and transfers to (from) non-controlling interests	$4,478	$241	$22,222
During the year ended September 30, 2021, the Company corrected for immaterial misstatements of equity between the Company and non-controlling interest related to its June 2019 Secondary Public Offering by increasing non-controlling interest and reducing additional paid-in capital. This adjustment related to immaterial errors associated with the ownership percentage change used in the underlying calculation giving effect to the offering.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Year ended September 30,
	2022	2021	2020
Basic net loss per share:
Numerator
Net loss	$(23,217)	$(7,839)	$(979)
Less: Net loss attributable to non-controlling interests	(6,115)	(3,382)	(560)
Net loss attributable to Class A common stockholders	$(17,102)	$(4,457)	$(419)
Denominator
Weighted average shares of Class A common stock outstanding(1)	22,249,656	20,994,598	14,833,378
Basic net loss per share(2)	$(0.77)	$(0.21)	$(0.03)

Dilutive net loss per share(4):
Numerator
Net loss attributable to Class A common stockholders		$(4,457)	$(419)
Reallocation of net loss assuming conversion of common units(5)		(2,556)	(422)
Net loss attributable to Class A common stockholders - diluted		$(7,013)	$(841)
Denominator
Weighted average shares of Class A common stock outstanding(1)		20,994,598	14,833,378
Weighted average effect of dilutive securities(2)(3)		10,719,593	12,596,423
Weighted average shares of Class A common stock outstanding - diluted		31,714,191	27,429,801
Diluted net loss per share		$(0.22)	$(0.03)
____________________
1.Excludes 6,706 and 204,969 shares of restricted Class A common stock for the years ended September 30, 2021 and 2020, respectively.
2.For the year ended September 30, 2020, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted earnings per share of Class A common stock:
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
3.For the year ended September 30, 2021, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted earnings per share of Class A common stock:
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
4.For the year ended September 30, 2022, all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted earnings per share of Class A common stock:
a.10,170,668 shares of weighted average Class A common stock for the year ended September 30, 2022, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive,
b.4,580,844 options to purchase shares of Class A common stock for the year ended September 30, 2022, were excluded because the exercise price of these options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
c.679,858 shares of Class A common stock for the year ended September 30, 2022, resulting from estimated stock option exercises as calculated by the treasury stock method were excluded because the effect of including them would have been anti-dilutive.
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
Since in September 2022 the Company made the irrevocable election to settle the principal portion of its Exchangeable Notes only in cash, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company's Class A common stock for a given period exceeds the exchange price of $40.87 per share for the Exchangeable Notes.
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

20. SIGNIFICANT NON-CASH TRANSACTIONS
The Company engaged in the following significant non-cash investing and financing activities during the years ended September 30, 2022, 2021, and 2020:

	Year ended September 30,
	2022	2021	2020
Restricted Class A common stock issued as part of acquisition purchase consideration (Note 4)	$—	$35,245	$—
Acquisition date fair value of contingent consideration in connection with business combinations	$6,281	$22,577	$4,748
Right-of-use assets obtained in exchange for operating lease obligations	$7,846	$16,879	$—

21. SUBSEQUENT EVENTS
Recent Acquisitions
Subsequent to September 30, 2022, the Company completed the acquisition of two businesses. One of the businesses is within the Company’s Public Sector vertical and is a leading provider of enterprise software solutions for the motor carrier and motor vehicle markets in the U.S. and Canada. The other business supplements our capabilities in the Merchant Services segment. Total purchase consideration for the businesses included $89,497 in cash.
The effect of the acquisitions will be included in the consolidated statements of operations beginning October 1, 2022.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
The Company is still evaluating the allocations of the preliminary purchase consideration and pro forma results of operations.
Amendment to Senior Secured Credit Facility
On October 3, 2022, i3 Verticals, LLC entered into a third amendment (the “Third Amendment”) to its Amended and Restated Credit Agreement, dated as of May 9, 2019, by and among i3 Verticals, LLC, as the borrower, i3 Verticals, Inc. (the “Company”), and certain subsidiaries of the Company, as guarantors, the lenders party thereto, and Bank of America, N.A., as administrative agent for the lenders, as theretofore amended (as amended, the “Credit Agreement”). The Third Amendment provides for, among other things, an increase in the maximum amount of the revolving credit facility to $375,000.

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
Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on such assessment our management has concluded that, as of September 30, 2022, our internal control over financial reporting is effective based on those criteria.
This annual report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit emerging growth companies, which we are, to provide only management's report in this annual report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal year ended September 30, 2022 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regrading Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2023 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2022.
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

Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2023 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2023 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2023 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2022.

Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2023 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2022.

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
(a)(3) Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of i3 Verticals, Inc.	8-K	001-38532	3.1	6/25/18

3.2	Amended and Restated Bylaws	8-K	001-38532	3.2	11/16/22

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1	333-225214	4.1	5/25/18

4.2	Description of Securities	10-K	001-38532	4.2	11/22/19

4.3	Indenture, dated February 18, 2020, among i3 Verticals, LLC, i3 Verticals, Inc. as guarantor and U.S. Bank National Association	8-K	001-38532	4.1	2/19/20

4.4	Form of 1.00% Exchangeable Senior Notes due 2025 (included in Exhibit 4.3 above)	8-K	001-38532	4.2	2/19/20

10.1	Form of Tax Receivable Agreement	S-1	333-225214	10.2	5/25/18

10.2	Form of Registration Rights Agreement	S-1	333-225214	10.3	5/25/18

10.3	Limited Liability Company Agreement of i3 Verticals, LLC	8-K	001-38532	10.3	6/25/18

10.4	Plan Administration Agreement, dated June 25, 2018, by and between i3 Verticals, Inc. and i3 Verticals, LLC	8-K	001-38532	10.4	6/25/18

10.5#	Amended and Restated Credit Agreement, dated as of May 9, 2019, among i3 Verticals, LLC, the guarantor and lender parties thereto and Bank of America, N.A., as administrative agent	8-K	001-38532	10.1	5/13/19

10.6#	Amended and Restated Security and Pledge Agreement, dated as of May 9, 2019, among i3 Verticals, LLC, as borrower, the Obligors thereto, and Bank of America, N.A., as administrative agent	8-K	001-38532	10.2	5/13/19
10.7	First Amendment to the Amended and Restated Credit Agreement, dated as of June 26, 2019, among i3 Verticals, LLC, the guarantor and lender parties thereto and Bank of America, N.A., as administrative agent	10-Q	001-38532	10.3	8/13/19

10.8+	i3 Verticals, LLC Amended & Restated Equity Incentive Plan, dated November 29, 2016	S-1	333-225214	10.21	5/25/18

10.9+	First Amendment to i3 Verticals, LLC Amended & Restated Equity Incentive Plan, dated October 31, 2017	S-1	333-225214	10.22	5/25/18

10.10+	Second Amendment to i3 Verticals, LLC Amended & Restated Equity Incentive Plan, dated May 7, 2018	S-1	333-225214	10.23	5/25/18

10.11+	2018 Equity Incentive Plan	S-1	333-225214	10.24	5/25/18

10.12+	Form of Restricted Stock Award Agreement under 2018 Equity Incentive Plan	S-1	333-225214	10.25	5/25/18

10.13+	Form of Stock Option Award Agreement under 2018 Equity Incentive Plan	S-1	333-225214	10.26	5/25/18

10.14+	Employment Agreement, effective as of May 5, 2014, by and between Charge Payment, LLC and Clay M. Whitson	S-1	333-225214	10.27	5/25/18

10.15+	Change in Control Agreement, dated as of May 10, 2017, by and between i3 Verticals, LLC and Paul Maple	S-1	333-225214	10.28	5/25/18

10.16+	Form of Indemnification Agreement	S-1	333-225214	10.29	5/25/18

10.17#	Second Amendment to the Amended and Restated Credit Agreement, dated as of May 9, 2019, by and among i3 Verticals, LLC, as the borrower, i3 Verticals, Inc. and certain Subsidiaries of i3 Verticals, Inc., as guarantors, the lenders party thereto, and Bank of America, N.A., as administrative agent for the lenders	8-K	001-38532	10.1	2/19/20

10.18	Registration Rights Agreement, dated February 18, 2020, among i3 Verticals, Inc. and BofA Securities, Inc.	8-K	001-38532	10.2	2/19/20

10.19	Form of Exchangeable Note Hedge Transaction Confirmation.	8-K	001-38532	10.3	2/19/20

10.20	Form of Warrant Transaction Confirmation	8-K	001-38532	10.4	2/19/20

10.21+	i3 Verticals, Inc. 2020 Acquisition Equity Incentive Plan	8-K	001-38532	10.1	9/9/20

10.22+	Form of Restricted Stock Award Agreement under i3 Verticals, Inc. 2020 Acquisition Equity Incentive Plan	8-K	001-38532	10.2	9/9/20

10.23+	Form of Stock Option Award Agreement under 2020 Acquisition Equity Incentive Plan	8-K	001-38532	10.3	9/9/20

10.24+	First Amendment to the i3 Verticals, Inc. 2020 Acquisition Equity Incentive Plan	8-K	001-38532	10.1	5/10/21

10.25	Sales Agreement by an among i3 Verticals, Inc., i3 Verticals, LLC and Raymond James & Associates, Inc., Morgan Stanley & Co. LLC and BTIG, LLC, dated as of August 20, 2021	S-3	333-258950	1.2	8/20/21

10.26	Amendment No. 1 to Sales Agreement by and among i3 Verticals, Inc., i3 Verticals, LLC, Raymond James & Associates, Inc., Morgan Stanley & Co, LLC and BTIG, LLC, dated as of November 22, 2021	POSAM	333-258950	1.3	11/22/21

10.27#	Third Amendment to the Amended and Restated Credit Agreement, dated as of October 3, 2022, by and among i3 Verticals, LLC, as the borrower, i3 Verticals, Inc. and certain subsidiaries of i3 Verticals, Inc., as guarantors, the lenders party thereto, and Bank of America, N.A., as administrative agent for the lenders	8-K	001-38532	10.1	10/4/22

10.28	LIBOR Transition Amendment, dated as of September 30, 2022, by and among i3 Verticals, LLC, as the borrower, i3 Verticals, Inc. and certain subsidiaries of i3 Verticals, Inc., as guarantors, the lenders party thereto, and Bank of America, N.A., as administrative agent for the lenders	8-K	001-38532	10.2	10/4/22

10.29*+	Form of Performance-based Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan

10.30*	First Amendment to Tax Receivable Agreement, by and among i3 Verticals, Inc., i3 Verticals, LLC and the members of i3 Verticals, LLC party thereto

21.1*	List of subsidiaries of i3 Verticals, Inc.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14a under the Securities Exchange Act of 1934. as amended

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

i3 Verticals, Inc.

		By:	/s/ Gregory Daily
Gregory Daily
Chief Executive Officer

Date:	November 18, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gregory Daily	Chief Executive Officer and Director	November 18, 2022
Gregory Daily	(Principal Executive Officer)

/s/ Clay Whitson	Chief Financial Officer and Director	November 18, 2022
Clay Whitson	(Principal Financial Officer)

/s/ Geoff Smith	Vice President of Finance	November 18, 2022
Geoff Smith	(Principal Accounting Officer)

/s/ Elizabeth Seigenthaler Courtney	Director	November 18, 2022
Elizabeth Seigenthaler Courtney

/s/ John Harrison	Director	November 18, 2022
John Harrison

/s/ Burton Harvey	Director	November 18, 2022
Burton Harvey

/s/ Decosta Jenkins	Director	November 18, 2022
Decosta Jenkins

/s/ Timothy McKenna	Director	November 18, 2022
Timothy McKenna

/s/ David Morgan	Director	November 18, 2022
David Morgan

/s/ David Wilds	Director	November 18, 2022
David Wilds