Form 10-Q
period 2022-12-31
i3 Verticals, Inc.
filed 2023-02-09
CIK 1728688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of February 8, 2023, there were 23,122,665 outstanding shares of Class A common stock, $0.0001 par value per share, and 10,108,218 outstanding shares of Class B common stock, $0.0001 par value per share.

PART I. - FINANCIAL INFORMATION
Item 1.    Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,	September 30,
	2022	2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$3,609	$3,490
Accounts receivable, net	52,653	53,334
Settlement assets	11,786	7,540
Prepaid expenses and other current assets	23,133	19,445
Total current assets	91,181	83,809
Property and equipment, net	11,828	5,670
Restricted cash	8,944	12,735
Capitalized software, net	64,831	52,341
Goodwill	398,798	353,639
Intangible assets, net	227,217	195,919
Deferred tax asset	43,788	43,458
Operating lease right-of-use assets	17,272	17,678
Other assets	5,590	5,063
Total assets	$869,449	$770,312

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$8,414	$9,342
Accrued expenses and other current liabilities	50,967	57,833
Settlement obligations	11,786	7,540
Deferred revenue	37,381	31,975
Current portion of operating lease liabilities	4,724	4,568
Total current liabilities	113,272	111,258
Long-term debt, less current portion and debt issuance costs, net	377,206	287,020
Long-term tax receivable agreement obligations	40,811	40,812
Operating lease liabilities, less current portion	13,413	13,994
Other long-term liabilities	21,289	9,540
Total liabilities	565,991	462,624
Commitments and contingencies (see Note 12)
Stockholders' equity
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2022 and September 30, 2022	—	—
Class A common stock, par value $0.0001 per share, 150,000,000 shares authorized; 23,011,193 and 22,986,448 shares issued and outstanding as of December 31, 2022 and September 30, 2022, respectively	2	2
Class B common stock, par value $0.0001 per share, 40,000,000 shares authorized; 10,118,142 and 10,118,142 shares issued and outstanding as of December 31, 2022 and September 30, 2022, respectively	1	1
Additional paid-in capital	228,016	241,958
Accumulated deficit	(12,373)	(23,582)
Total stockholders' equity	215,646	218,379
Non-controlling interest	87,812	89,309
Total equity	303,458	307,688
Total liabilities and equity	$869,449	$770,312

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended December 31,
	2022	2021

Revenue	$86,029	$73,939

Operating expenses
Other costs of services	19,069	16,510
Selling, general and administrative	51,003	46,387
Depreciation and amortization	8,676	6,870
Change in fair value of contingent consideration	1,443	4,927
Total operating expenses	80,191	74,694

Income (loss) from operations	5,838	(755)

Interest expense, net	5,490	3,154
Other income	(203)	—
Total other expenses	5,287	3,154

Income (loss) before income taxes	551	(3,909)

Provision for (benefit from) income taxes	382	(228)

Net income (loss)	169	(3,681)

Net income (loss) attributable to non-controlling interest	409	(1,153)
Net loss attributable to i3 Verticals, Inc.	$(240)	$(2,528)

Net loss per share attributable to Class A common stockholders:
Basic	$(0.01)	$(0.11)
Diluted	$(0.01)	$(0.11)
Weighted average shares of Class A common stock outstanding:
Basic	22,998,608	22,042,801
Diluted	22,998,608	22,042,801

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2022	22,986,448	$2	10,118,142	$1	$241,958	$(23,582)	$89,309	$307,688
Adoption of ASU 2020-06	—	—	—	—	(23,382)	11,449	—	(11,933)
Equity-based compensation	—	—	—	—	6,846	—	—	6,846
Net (loss) income	—	—	—	—	—	(240)	409	169
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	685	—	—	685
Exercise of equity-based awards	24,745	—	—	—	3	—	—	3
Allocation of equity to non-controlling interests	—	—	—	—	1,906	—	(1,906)	—
Balance at December 31, 2022	23,011,193	$2	10,118,142	$1	$228,016	$(12,373)	$87,812	$303,458

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

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$169	$(3,681)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,676	6,870
Equity-based compensation	6,846	6,624
Amortization of debt discount and issuance costs	361	1,416
Provision for (benefit from) income taxes	355	(228)
Non-cash lease expense	1,063	1,205
Increase in non-cash contingent consideration expense from original estimate	1,443	4,927
Other non-cash adjustments to net income	502	283
Changes in operating assets:
Accounts receivable	8,868	(628)
Prepaid expenses and other current assets	(3,312)	(4,541)
Other assets	(313)	(877)
Changes in operating liabilities:
Accounts payable	(947)	419
Accrued expenses and other current liabilities	(7,753)	6,818
Settlement obligations	4,246	2,581
Deferred revenue	2,249	5,439
Operating lease liabilities	(1,064)	(1,180)
Other long-term liabilities	2	1
Contingent consideration paid in excess of original estimates	(3,212)	(3,538)
Net cash provided by operating activities	18,179	21,910

Cash flows from investing activities:
Expenditures for property and equipment	(1,438)	(384)
Expenditures for capitalized software	(2,721)	(1,958)
Purchases of merchant portfolios and residual buyouts	(275)	—
Acquisitions of businesses, net of cash and restricted cash acquired	(89,497)	(60,000)
Payments for other investing activities	(802)	(11)
Proceeds from investments	203	—
Net cash used in investing activities	(94,530)	(62,353)

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Three months ended December 31,
	2022	2021
Cash flows from financing activities:
Proceeds from revolving credit facility	157,004	105,009
Payments on revolving credit facility	(79,025)	(49,900)
Payments of debt issuance costs	(87)	—
Cash paid for contingent consideration	(1,000)	(6,217)
Proceeds from stock option exercises	54	174
Payments for employee's tax withholdings from net settled stock option exercises	(21)	157
Net cash provided by financing activities	76,925	49,223

Net increase in cash, cash equivalents and restricted cash	574	8,780
Cash, cash equivalents and restricted cash at beginning of period	23,765	17,931
Cash, cash equivalents and restricted cash at end of period	$24,339	$26,711

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,279	$1,367
Cash paid for income taxes	$172	$556
The following tables provide reconciliations of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to that shown in the condensed consolidated statements of cash flows:

	September 30,
	2022	2021
Beginning balance
Cash and cash equivalents	$3,490	$3,641
Settlement assets	7,540	4,768
Restricted cash	12,735	9,522
Total cash, cash equivalents, and restricted cash	$23,765	$17,931

	December 31,
	2022	2021
Ending balance
Cash and cash equivalents	$3,609	$3,371
Settlement assets	11,786	8,034
Restricted cash	8,944	15,306
Total cash, cash equivalents, and restricted cash	$24,339	$26,711
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
In connection with the IPO, the Company completed certain reorganization transactions, which, among other things, resulted in i3 Verticals, Inc. being the sole managing member of i3 Verticals, LLC (the “Reorganization Transactions”). Following the completion of the IPO and Reorganization Transactions, the Company is a holding company and the principal asset that it owns are the common units of i3 Verticals, LLC. i3 Verticals, Inc. operates and controls all of i3 Verticals, LLC's operations and, through i3 Verticals, LLC and its subsidiaries, conducts i3 Verticals, LLC's business. i3 Verticals, Inc. has a majority economic interest in i3 Verticals, LLC. As the sole managing member of i3 Verticals, LLC, i3 Verticals, Inc. consolidates the financial results of i3 Verticals, LLC and reports a non-controlling interest representing the Common Units of i3 Verticals, LLC held by owners other than i3 Verticals, Inc. (the “Continuing Equity Owners”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the reporting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the unaudited condensed consolidated financial statements of the Company and its subsidiaries as of December 31, 2022 and for the three months ended December 31, 2022 and 2021. The results of operations for the three months ended December 31, 2022 and 2021 are not necessarily indicative of the operating results for the full year.
As permitted by the rules and regulations of the SEC, certain information and disclosures otherwise included in the notes to the consolidated financial statements have been condensed or omitted from the summary of significant accounting policies. The Company believes the disclosures are adequate to make the information presented not misleading. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the Company's consolidated financial statements and related footnotes for the years ended September 30, 2022 and 2021, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022 filed with the SEC on November 18, 2022.
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
Settlement Assets and Obligations
Settlement assets and obligations result when funds are temporarily held or owed by the Company on behalf of merchants, consumers, schools, and other institutions. Timing differences, interchange expenses, merchant reserves and exceptional items cause differences between the amount received from the card networks and the amount funded to counterparties. These balances arising in the settlement process are reflected as settlement assets and obligations on the accompanying consolidated balance sheets. With the exception of merchant reserves, settlement assets or settlement obligations are generally collected and paid within one to four days. Settlement assets and settlement obligations were both $11,786 as of December 31, 2022 and $7,540 as of September 30, 2022, respectively.
Inventories
Inventories consist of point-of-sale equipment to be sold to customers and are stated at the lower of cost, determined on a weighted average or specific basis, or net realizable value. Inventories were $4,960 and $4,121 at December 31, 2022 and September 30, 2022, respectively, and are included within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
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
The operating results of an acquisition are included in the Company’s condensed consolidated statements of operations from the date of such acquisition. Acquisitions completed during the three months ended December 31, 2022 contributed $3,625 and $971 of revenue and net income, respectively, to the Company's condensed consolidated statements of operations for the three months then ended.
Leases
The Company adopted ASU 2016-02, Leases, on October 1, 2020, using the optional modified retrospective method under which the prior period financial statements were not restated for the new guidance. The Company

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
elected the accounting policy practical expedients for all classes of underlying assets to (i) combine associated lease and non-lease components in a lease arrangement as a combined lease component and (ii) exclude recording short-term leases as right-of-use assets on the condensed consolidated balance sheets.
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
The Company's revenue for the three months ended December 31, 2022 and 2021 is derived from the following sources:
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
•Payments — Includes discount fees, gateway fees and other related fixed transaction or service fees.
•Other — Includes sales of equipment, non-software related professional services and other revenues.

	For the Three Months Ended December 31, 2022
	Merchant Services	Software and Services	Other	Total
Software and related services revenue	$2,979	$38,145	$(10)	$41,114
Payments revenue	27,609	12,753	(8)	40,354
Other revenue	2,246	2,315	—	4,561
Total revenue	$32,834	$53,213	$(18)	$86,029

	For the Three Months Ended December 31, 2021
	Merchant Services	Software and Services	Other	Total
Software and related services revenue	$2,962	$33,384	$(8)	$36,338
Payments revenue	24,304	9,166	(4)	33,466
Other revenue	1,911	2,224	—	4,135
Total revenue	$29,177	$44,774	$(12)	$73,939

The tables below present a disaggregation of the Company's revenue from contracts with customers by timing of transfer of goods or services by segment. For the three months ended December 31, 2021, $10,213 was included in revenue earned at a point in time related to professional services or other stand ready contract revenue for fixed service fee arrangements. These types of revenue are included in revenue earned over time for the three months ended December 31, 2022.The Company's revenue included in each category are defined as follows:
•Revenue earned over time — Includes discount fees, gateway fees, sales of SaaS, ongoing support or other stand-ready obligations and professional services.
•Revenue earned at a point in time — Includes point in time service fees that are not stand-ready obligations, software licenses sold as functional intellectual property and other equipment.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

	For the Three Months Ended December 31, 2022
	Merchant Services	Software and Services	Other	Total
Revenue earned over time	$27,597	$50,441	$(10)	$78,028
Revenue earned at a point in time	5,237	2,772	(8)	8,001
Total revenue	$32,834	$53,213	$(18)	$86,029

	For the Three Months Ended December 31, 2021
	Merchant Services	Software and Services	Other	Total
Revenue earned over time	$22,734	$31,288	$(8)	$54,014
Revenue earned at a point in time	6,443	13,486	(4)	19,925
Total revenue	$29,177	$44,774	$(12)	$73,939

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
As of December 31, 2022 and September 30, 2022, the Company’s contract assets from contracts with customers was $11,676 and $9,716, respectively.
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

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following tables present the changes in deferred revenue as of and for the three months ended December 31, 2022 and 2021, respectively:

Balance at September 30, 2022	$32,089
Deferral of revenue	19,334
Recognition of unearned revenue	(13,925)
Balance at December 31, 2022	$37,498

Balance at September 30, 2021	$30,024
Deferral of revenue	21,032
Recognition of unearned revenue	(15,735)
Balance at December 31, 2021	$35,321

Costs to Obtain and Fulfill a Contract
The Company capitalizes incremental costs to obtain new contracts and contract renewals and amortizes these costs on a straight-line basis as an expense over the benefit period, which is generally the contract term, unless a commensurate payment is not expected at renewal. As of December 31, 2022 and September 30, 2022 the Company had $4,339 and $4,185, respectively, of capitalized contract costs, which relates to commissions paid to employees and agents as well as other incentives given to customers to obtain new sales, included within “Other assets" on the condensed consolidated balance sheets. The Company recorded expense related to these costs of $183 for the three months ended December 31, 2022 and $167 for the three months ended December 31, 2021.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting For Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. ASU 2020-06 also simplifies the diluted net income per share calculation in certain areas. The amendments in ASU 2020-06 are effective for public business entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted this ASU on October 1, 2022. The adoption of ASU 2020-06 resulted in an increase in long-term debt, less current portion and debt issuance costs, net of $11,933, a decrease in additional paid-in-capital of $23,382 and a decrease in accumulated deficit of $11,449. The adoption of ASU 2020-06 had no impact on net income.

3. ACQUISITIONS
During the three months ended December 31, 2022 and 2021, the Company acquired the following intangible assets and businesses:
Residual Buyouts
From time to time, the Company acquires future commission streams (or "residuals") from sales agents in exchange for an upfront cash payment. This results in an increase in overall gross processing volume to the Company. The residual buyouts are treated as asset acquisitions, resulting in recording a residual buyout intangible asset at cost on the date of acquisition. These assets are amortized using a method of amortization that reflects the pattern in which the economic benefits of the intangible asset are expected to be utilized over their estimated useful lives.
During the three months ended December 31, 2022, the Company purchased $275 in residuals using a combination of cash on hand and borrowings on the Company's revolving credit facility. The acquired residual buyout intangible asset has an estimated amortization period of eight years. The Company did not acquire any residuals during the three months ended December 31, 2021.
Purchase of Celtic Cross Holdings, Inc. and Celtic Systems Pvt. Ltd.
During the three months ended December 31, 2022, the Company completed the acquisition of substantially all of the assets of Celtic Cross Holdings, Inc., in Scottsdale, Arizona and Celtic Systems Pvt. Ltd. in Vadodara, India (collectively "Celtic") to expand the Company’s software offerings in the Public Sector vertical. Celtic is within the Software and Services segment. Total purchase consideration consisted of $85,000 in cash consideration, funded by proceeds from the Company's revolving credit facility. Certain of the purchase price allocations assigned for this acquisition is considered preliminary as of December 31, 2022.
The goodwill associated with the Celtic acquisition is deductible for tax purposes. The acquired customer relationships intangible assets has an estimated amortization period of eighteen years. The trade name and non-compete agreements associated with the acquisition have amortization periods of five years and three years,

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
respectively. The weighted-average amortization period for all intangibles acquired is eighteen years. The acquired capitalized software has a weighted-average amortization period of ten years.
Acquisition-related costs for this acquisition amounted to approximately $1,567 and were expensed as incurred.
Summary of Celtic Cross Holdings, Inc. and Celtic Systems Pvt. Ltd.
The fair values assigned to certain assets and liabilities assumed, as of the acquisition date, were as follows:

Accounts receivable	$8,217
Inventories	—
Prepaid expenses and other current assets	110
Property and equipment	5,437
Capitalized software	12,600
Customer relationships	33,800
Non-compete agreements	200
Trade name	600
Goodwill	42,315
Total assets acquired	103,279

Accounts payable	9
Accrued expenses and other current liabilities	3,134
Deferred revenue, current	3,160
Other long-term liabilities	11,976
Net assets acquired	$85,000
Other Business Combinations during the three months ended December 31, 2022
Effective October 1, 2022, the Company completed the acquisition of another business to expand the Company's software offerings. The total purchase consideration consisted of $4,497 in cash consideration, funded by proceeds from the Company's revolving credit facility. In connection with this acquisition, the Company allocated approximately $104 of the consideration to net working capital, approximately $39 of the consideration to purchase price to property and equipment, approximately $30 of the consideration to capitalized software, approximately $1,480 of the consideration to customer relationships, and the remainder, approximately $2,844, to goodwill, which is deductible for tax purposes. Certain of the purchase price allocations assigned for this acquisition is considered preliminary as of December 31, 2022. The acquired capital software and customer relationships intangible asset have estimated amortization periods of eight years and ten years, respectively.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Pro Forma Results of Operations for Business Combinations during the three months ended December 31, 2022
The following unaudited supplemental pro forma results of operations have been prepared as though each of the acquired businesses in the three months ended December 31, 2022 had occurred on October 1, 2021. Pro forma adjustments were made to reflect the impact of depreciation and amortization, changes to executive compensation and the increased debt, all in accordance with ASC 805. This supplemental pro forma information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made on these dates, or of results of operations that may occur in the future.

	Three months ended December 31,
	2022	2021
Revenue	$86,029	$79,109
Net income (loss)	$169	$(5,267)
Business Combinations during the year ended September 30, 2022
During the year ended September 30, 2022, the Company completed the acquisitions of three businesses to expand the Company’s software offerings in the Public Sector and Healthcare vertical markets. Certain of the purchase price allocations assigned for these acquisitions are considered preliminary as of December 31, 2022.
Total purchase consideration was $107,681, including $101,400 in cash consideration, funded by proceeds from the Company's revolving credit facility, and $6,281 of contingent consideration.
The goodwill associated with two of the three acquisitions is deductible for tax purposes. The acquired customer relationships intangible assets have estimated amortization periods of between ten and nineteen years. The trade names have estimated weighted-average amortization periods of four years. The weighted-average amortization period for all intangibles acquired is fifteen years. The acquired capitalized software have amortization periods of seven years.
Acquisition-related costs for these businesses amounted to approximately $773 and were expensed as incurred.
Certain provisions in the purchase agreements provide for additional consideration of up to $23,000, in the aggregate, to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreements, through no later than September 2024. The Company determined the acquisition date fair values of the liabilities for the contingent consideration based on probability forecasts and discounted cash flow analyses. In each subsequent reporting period, the Company will reassess its current estimates of performance relative to the targets and adjust the contingent liabilities to their fair values through earnings See additional disclosures in Note 10.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Summary of Business Combinations during the year ended September 30, 2022
The fair values assigned to certain assets and liabilities assumed, as of the acquisition dates, during the year ended September 30, 2022 were as follows:

Accounts receivable	$651
Settlement assets	685
Inventories	—
Prepaid expenses and other current assets	83
Property and equipment	190
Capitalized software	9,790
Acquired merchant relationships	41,090
Non-compete agreements	—
Trade name	1,550
Goodwill	61,347
Operating lease right-of-use assets	263
Other assets	22
Total assets acquired	115,671

Accrued expenses and other current liabilities	287
Settlement obligations	685
Deferred revenue, current	30
Current portion of operating lease liabilities	82
Operating lease liabilities, less current portion	181
Other long-term liabilities	6,725
Net assets acquired	$107,681

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
A summary of the Company's prepaid expenses and other current assets as of December 31, 2022 and September 30, 2022 is as follows:

	December 31,	September 30,
	2022	2022
Inventory	$4,960	$4,121
Prepaid licenses	7,287	5,743
Prepaid insurance	1,487	736
Notes receivable — current portion	5,117	4,930
Other current assets	4,282	3,915
Prepaid expenses and other current assets	$23,133	$19,445

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
5. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill are as follows:

	Merchant Services	Software and Services	Other	Total
Balance at September 30, 2022	$119,086	$234,553	$—	$353,639
Goodwill attributable to preliminary purchase price adjustments and acquisitions during the three months ended December 31, 2022	2,844	42,315	—	45,159
Balance at December 31, 2022	$121,930	$276,868	$—	$398,798
Intangible assets consisted of the following as of December 31, 2022:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Merchant relationships	$303,581	$(85,003)	$218,578	9 to 25 years – accelerated or straight-line
Non-compete agreements	1,390	(816)	574	3 to 6 years – straight-line
Website and brand development costs	267	(177)	90	3 to 4 years – straight-line
Trade names	8,371	(4,578)	3,793	3 to 7 years – straight-line
Residual buyouts	6,445	(2,334)	4,111	8 years – straight-line
Referral and exclusivity agreements	800	(773)	27	5 years – straight-line
Total finite-lived intangible assets	320,854	(93,681)	227,173

Indefinite-lived intangible assets:
Trademarks	44	—	44
Total identifiable intangible assets	$320,898	$(93,681)	$227,217
Amortization expense for intangible assets amounted to $5,059 and $4,178 during the three months ended December 31, 2022, and 2021 respectively.
Based on net carrying amounts at December 31, 2022, the Company's estimate of future amortization expense for intangible assets are presented in the table below for fiscal years ending September 30:

2023 (nine months remaining)	$14,884
2024	18,969
2025	18,677
2026	18,205
2027	17,585
Thereafter	138,853
$227,173

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
6. ACCRUED EXPENSES AND OTHER LIABILITIES
A summary of the Company's accrued expenses and other current liabilities as of December 31, 2022 and September 30, 2022 is as follows is as follows:

	December 31,	September 30,
	2022	2022
Accrued wages, bonuses, commissions and vacation	$7,143	$8,117
Accrued interest	1,492	642
Accrued contingent consideration — current portion	18,847	21,385
Escrow liabilities	8,494	12,285
Tax receivable agreement liability — current portion	21	20
Customer deposits	1,583	1,575
Employee health self-insurance liability	581	732
Accrued interchange	1,877	2,096
Other current liabilities	10,929	10,981
Accrued expenses and other current liabilities	$50,967	$57,833
A summary of the Company's long-term liabilities as of December 31, 2022 and September 30, 2022 is as follows:

	December 31,	September 30,
	2022	2022
Accrued contingent consideration — long-term portion	$1,217	$1,448
Deferred tax liability — long-term	19,872	7,896
Other long-term liabilities	200	196
Total other long-term liabilities	$21,289	$9,540

7. LONG-TERM DEBT, NET
A summary of long-term debt, net as of December 31, 2022 and September 30, 2022 is as follows:

		December 31,	September 30,
	Maturity	2022	2022
Revolving lines of credit to banks under the Senior Secured Credit Facility	May 9, 2024	$263,174	$185,017
1% Exchangeable Senior Notes due 2025	February 15, 2025	117,000	104,557
Debt issuance costs, net		(2,968)	(2,554)
Total long-term debt, net of issuance costs		$377,206	$287,020
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
On October 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method, which resulted in the Exchangeable Notes being presented as a single liability instrument with no separate accounting for embedded conversion features. Refer to Note 2 for further discussion.
The Exchangeable Notes bear interest at a fixed rate of 1.00% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. The Exchangeable Notes will mature on February 15, 2025, unless converted or repurchased at an earlier date.
i3 Verticals, LLC issued the Exchangeable Notes pursuant to an Indenture, dated as of February 18, 2020, among i3 Verticals, LLC, the Company and U.S. Bank National Association, as trustee.
As of December 31, 2022, the aggregate principal amount outstanding of the Exchangeable Notes was $117,000.
For a discussion of the terms of the Exchangeable Notes, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
Non-cash interest expense, including amortization of debt issuance costs, related to the Exchangeable Notes for the three months ended December 31, 2022 was $227, and $159 for the three months ended December 31, 2021. Total unamortized debt issuance costs related to the Exchangeable Notes were $2,223 as of December 31, 2022.
The estimated fair value of the Exchangeable Notes was $103,990 as of December 31, 2022. The estimated fair value of the Exchangeable Notes was determined through consideration of quoted market prices for similar instruments. The fair value is classified as Level 2, as defined in Note 10.
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
Senior Secured Credit Facility
On May 9, 2019, the Company replaced its then existing credit facility with a new credit agreement (the "Senior Secured Credit Facility"). Effective October 3, 2022, the Senior Secured Credit Facility, as amended, consisted of a $375,000 revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to $50,000 in the aggregate (subject to the receipt of additional commitments for any such incremental loan amounts).
The Senior Secured Credit Facility accrues interest at Term SOFR (based upon an interest period of one, three or six months), plus an adjustment of 0.10%, plus an applicable margin of 2.25% to 3.25% (3.25% as of December 31, 2022), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) Term SOFR, plus an adjustment of 0.10%, plus 1.00%), plus an applicable margin of 0.25% to 1.25% (1.25% as of December 31, 2022), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires the Company to pay unused commitment fees of 0.15% to 0.30% (0.30% as of December 31, 2022) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The Senior Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00 (ii) a maximum total leverage ratio of 5.00 to 1.00, provided, that for each of the four fiscal quarters immediately following a qualified acquisition (each a “Leverage Increase Period”), the required ratio set forth above may be increased by up to 0.25, subject to certain limitations and (iii) a maximum consolidated senior secured leverage ratio of 3.25 to 1.00, provided, that for each Leverage Increase Period, the consolidated senior leverage ratio may be increased by up to 0.25, subject to certain limitations. The maturity date of the Senior Secured Credit Facility is May 9, 2024. As of December 31, 2022, the Company was in compliance with these covenants, and there was $111,826 available for borrowing under the revolving credit facility, subject to the financial covenants.

The Senior Secured Credit Facility is secured by substantially all assets of the Company. The lenders under the Senior Secured Credit Facility hold senior rights to collateral and principal repayment over all other creditors.

The provisions of the Senior Secured Credit Facility place certain restrictions and limitations upon the Company. These include, among others, restrictions on liens, investments, indebtedness, fundamental changes and dispositions; maintenance of certain financial ratios; and certain non-financial covenants pertaining to the activities of the Company during the period covered. The Company was in compliance with such covenants as of December 31, 2022. In addition, the Senior Secured Credit Facility restricts the Company's ability to make dividends or other distributions to the holders of the Company's equity. The Company is permitted to (i) make cash distributions to the holders of the Company's equity in order to pay taxes incurred by owners of equity in i3 Verticals, LLC, by reason of such ownership, (ii) move intercompany cash between subsidiaries that are joined to the Senior Secured Credit Facility, (iii) repurchase equity from employees, directors, officers or consultants in an aggregate amount not to exceed $3,000 per year, (iv) make certain payments in connection with the Tax Receivable Agreement (discussed in Note 8 below), and (v) make other dividends or distributions in an aggregate

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
amount not to exceed 5% of the net cash proceeds received from any additional common equity issuance. The Company is also permitted to make non-cash dividends in the form of additional equity issuances. Each subsidiary may make ratable distributions to persons that own equity interests in such subsidiary. All other forms of dividends or distributions are prohibited under the Senior Secured Credit Facility.
Debt issuance costs
The Company incurred $265 in debt issuance costs during the three months ended December 31, 2022 and did not incur any debt issuance costs during the three months ended December 31, 2021. The Company's debt issuance costs are being amortized over the related term of the debt using the straight-line method, which is not materially different than the effective interest rate method, and are presented net against long-term debt in the condensed consolidated balance sheets. The amortization of deferred debt issuance costs is included in interest expense and amounted to approximately $361 during the three months ended December 31, 2022 and $254 during the three months ended December 31, 2021.

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
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. When the estimate of the annual effective tax rate is unreliable, the Company records its income tax expense or benefit based up on a period to date effective tax rate. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the Company’s estimated tax rate changes, it makes a cumulative adjustment in that period. The Company’s provision for income taxes was a provision of $382 for the three months ended December 31, 2022, and a benefit of $228 during the three months ended December 31, 2021.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
During the three months ended December 31, 2022, the Company did not acquire any Common Units in i3 Verticals, LLC in connection with the redemption of Common Units from the Continuing Equity Owners. As a result, the Company did not recognize any activity related to exchanges during the three months ended December 31, 2022 in its net deferred tax assets and corresponding Tax Receivable Agreement liabilities.
The deferred tax asset and corresponding Tax Receivable Agreement liability balances were $40,346 and $40,832, respectively, as of December 31, 2022.
Payments to the Continuing Equity Owners related to exchanges through December 31, 2022 will range from $0 to $3,315 per year and are expected to be paid over the next 24 years. The amounts recorded as of December 31, 2022, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

9. LEASES
The Company’s leases consist primarily of real estate leases throughout the markets in which the Company operates. At contract inception, the Company determines whether an arrangement is or contains a lease, and for each identified lease, evaluates the classification as operating or financing. The Company had no finance leases as of December 31, 2022. Leased assets and obligations are recognized at the lease commencement date based on the present value of fixed lease payments to be made over the term of the lease. Renewal and termination options are factored into determination of the lease term only if the option is reasonably certain to be exercised. The weighted-average remaining lease term at December 31, 2022 and 2021 was four and five years, respectively. The Company had no significant short-term leases during the three months ended December 31, 2022 and 2021.
The Company’s leases do not provide a readily determinable implicit interest rate and the Company uses its incremental borrowing rate to measure the lease liability and corresponding right-of-use asset. The incremental borrowing rates were determined based on a portfolio approach considering the Company’s current secured borrowing rate adjusted for market conditions and the length of the lease term. The weighted-average discount rate used in the measurement of our lease liabilities was 6.1% and 6.7% as of December 31, 2022 and 2021, respectively.
Operating lease cost is recognized on a straight-line basis over the lease term. Operating lease costs for the three months ended December 31, 2022 and 2021 were $1,504 and $1,491, respectively, which are included in selling, general and administrative expenses in the condensed consolidated statements of operations.
Total operating lease costs for the three months ended December 31, 2022 and 2021 include variable lease costs of approximately $11 and $38, respectively, which are primarily comprised of costs of maintenance and utilities and changes in rates, and are determined based on the actual costs incurred during the period. Variable payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.
Short-term rent expense for the three months ended December 31, 2022 and 2021 were $35 and $47, respectively, and are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
As of December 31, 2022, maturities of lease liabilities are as follows:

Years ending September 30:
2023 (nine months remaining)	$4,195
2024	4,870
2025	4,256
2026	3,423
2027	1,597
Thereafter	2,017
Total future minimum lease payments (undiscounted)(1)	20,358
Less: present value discount	(2,221)
Present value of lease liability	$18,137
__________________________
1.Total future minimum lease payments excludes payments of $14 for leases designated as short-term leases, which are excluded from the Company's right-of-use assets. These payments will be made within the next twelve months.

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
The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, settlement assets and obligations, accounts receivable, other assets, accounts payable, and accrued expenses, approximated their fair values as of December 31, 2022 and 2021, because of the relatively short maturity dates on these instruments. The carrying amount of debt approximates fair value as of December 31, 2022 and 2021, because interest rates on these instruments approximate market interest rates.

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

Accrued Contingent Consideration
Balance at September 30, 2022	$22,833
Contingent consideration accrued at time of business combination	—
Change in fair value of contingent consideration included in Operating expenses	1,443
Contingent consideration paid	(4,212)
Balance at December 31, 2022	$20,064

Accrued Contingent Consideration
Balance at September 30, 2021	$36,229
Contingent consideration accrued at time of business combination	5,481
Change in fair value of contingent consideration included in Operating expenses	4,927
Contingent consideration paid	(9,755)
Balance at December 31, 2021	$36,882
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
Approximately $18,847 and $21,385 of contingent consideration was recorded in accrued expenses and other current liabilities as of December 31, 2022 and September 30, 2022, respectively. Approximately $1,217 and $1,448 of contingent consideration was recorded in other long-term liabilities as of December 31, 2022 and September 30, 2022, respectively.
Disclosure of Fair Values
The Company's financial instruments that are not remeasured at fair value include the Exchangeable Notes (see Note 7). The Company estimates the fair value of the Exchangeable Notes through consideration of quoted market prices of similar instruments, classified as Level 2 as described above. The estimated fair value of the Exchangeable Notes was $103,990 as of December 31, 2022.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
11. EQUITY-BASED COMPENSATION
A summary of equity-based compensation expense recognized during the three months ended December 31, 2022 and 2021 is as follows:

	Three months ended December 31,
	2022	2021
Stock options	$6,288	$6,624
Restricted stock units	558	—
Equity-based compensation expense	$6,846	$6,624
Amounts are included in general and administrative expense on the condensed consolidated statements of operations. Income tax benefits of $47 and $27 were recognized during the three months ended December 31, 2022 and 2021, respectively.
In May 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) under which the Company may grant up to 3,500,000 stock options and other equity-based awards to employees, directors and officers. The number of shares of Class A common stock available for issuance under the 2018 Plan includes an annual increase on the first day of each calendar year equal to 4.0% of the outstanding shares of all classes of the Company's common stock as of the last day of the immediately preceding calendar year, unless the Company’s board of directors determines prior to the last trading day of December of the immediately preceding calendar year that the increase shall be less than 4.0%. As of December 31, 2022, equity awards with respect to 434,500 shares of the Company's Class A common stock were available for grant under the 2018 Plan.
In September 2020, the Company adopted the 2020 Acquisition Equity Incentive Plan (the “2020 Inducement Plan”) under which the Company may grant up to 1,500,000 stock options and other equity-based awards to individuals that were not previously employees of the Company or its subsidiaries in connection with acquisitions, as a material inducement to the individual's entry into employment with the Company or its subsidiaries within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. In May 2021, the Company amended the 2020 Inducement Plan to increase the number of shares of the Company's Class A common stock available for issuance from 1,500,000 to 3,000,000 shares. As of December 31, 2022, equity awards with respect to 1,035,338 shares of the Company's Class A common stock were available for grant under the 2020 Inducement Plan.
Share-based compensation expense includes the estimated effects of forfeitures, which will be adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.
Stock Options
The Company has issued stock option awards under the 2018 Plan and the 2020 Inducement Plan. The fair value of the stock option awards during the three months ended December 31, 2022 and during the year ended September 30, 2022 was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	December 31, 2022	September 30, 2022
Expected volatility(1)	54.9%	55.7%
Expected dividend yield(2)	—%	—%
Expected term(3)	6 years	6 years
Risk-free interest rate(4)	4.0%	1.6%
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

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
A summary of stock option activity for the three months ended December 31, 2022 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at September 30, 2022	8,222,322	$25.07
Granted	416,000	21.02
Exercised	(91,930)	17.61
Forfeited	(116,894)	29.41
Outstanding at December 31, 2022	8,429,498	$24.90

Exercisable at December 31, 2022	4,905,460	$23.17
The weighted-average grant date fair value of stock options granted during the three months ended December 31, 2022 was $12.12.
As of December 31, 2022, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $31,271, which is expected to be recognized over a weighted-average period of 1.78 years. The Company's policy is to account for forfeitures of stock-based compensation awards as they occur.
The total fair value of stock options that vested during the three months ended December 31, 2022 was $7,022.
Restricted Stock Units
The Company has issued Class A common stock in the form of restricted stock units ("RSUs") under the 2018 Plan.
A summary of activity related to restricted stock units for the three months ended December 31, 2022 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2022	486,652	$24.93
Granted	145,084	21.39
Vested	—	—
Forfeited	(30,416)	24.14
Outstanding at December 31, 2022	601,320	$24.21
As of December 31, 2022, total unrecognized compensation expense related to unvested RSUs, including an estimate for pre-vesting forfeitures, was $7,373, which is expected to be recognized over a weighted average period of 3.55 years.
No RSUs vested during the three months ended December 31, 2022.

12. COMMITMENTS AND CONTINGENCIES
Leases
The Company utilizes office space and equipment under operating leases. Rent expense under these leases amounted to $1,539 during the three months ended December 31, 2022 and $1,494 during the three months

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
ended December 31, 2021. Refer to Note 9 for further discussion and a table of the future minimum payments under these leases.
Minimum Processing Commitments
The Company has non-exclusive agreements with several processors to provide the Company services related to transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Certain of these agreements require the Company to submit a minimum monthly number of transactions for processing. If the Company submits a number of transactions that is lower than the minimum, it is required to pay to the processor the fees the processor would have received if the Company had submitted the required minimum number of transactions. As of December 31, 2022, such minimum fee commitments were as follows:

Years ending September 30:
2023 (nine months remaining)	$3,098
2024	1,230
2025	180
2026	—
2027	—
Thereafter	—
Total	$4,508
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
S&S Litigation
On June 2, 2021, the State of Louisiana, Division of Administration (the “State”) and a putative class of Louisiana law enforcement districts (collectively "Plaintiffs") filed a Petition (as amended on October 4, 2021, the “Petition”), in the 19th Judicial District Court for the Parish of East Baton Rouge against i3-Software & Services, LLC (“S&S”), a subsidiary of the Company located in Shreveport, Louisiana, the Company, i3 Verticals, LLC, the current leader of the S&S business, the former leader of the S&S business, and 1120 South Pointe Properties, LLC (“South Pointe”), the former owner of the assets of the S&S business (collectively "Defendants"). See State of Louisiana, by and through its Division of Administration, East Baton Rouge Parish Law Enforcement District, by and through the duly elected East Baton Rouge Parish Sheriff, Sid J. Gautreaux, III, et. al., individually and as class representatives vs. i3-Software & Services, LLC; 1120 South Pointe Properties, LLC, formerly known as Software and Services of Louisiana, L.L.C.; i3 Verticals, Inc.; i3 Verticals, LLC; Gregory R. Teeters; and Scott Carrington.
The Petition was amended on October 4, 2021 to add a putative class of Louisiana sheriffs (the “Sheriffs”) and subsequently removed to the United States District Court for the Middle District of Louisiana. The Petition seeks monetary damages for the cost of network remediation of $15,000 purportedly spent by the State and $7,000 purportedly spent by the Sheriffs, return of purchase prices, potential additional expenses related to remediation and any obligation to notify parties of an alleged data breach as and if required by applicable law, and reasonable attorneys’ fees. The claimed damages relate to a third-party remote access software product used in connection with services provided by S&S to certain Louisiana Parish law enforcement districts and alleged inadequacies in the Company’s cybersecurity practices. Plaintiffs moved to remand the action to state court on November 5, 2021, and the motion was referred to a magistrate to make a report and recommendation to the district court judge. On July 5, 2022, the magistrate recommended that the matter be remanded to state court. On July 19, 2022, the Company and all other defendants filed objections to the recommendation. On August 3, 2022, the Plaintiffs filed a response to those objections. On August 16, 2022, the district court granted the Plaintiffs’ motion to remand, and all Defendants appealed. The case is fully briefed with the United States Fifth Circuit Court of Appeals, with oral argument to take place in April 2023.
The assets of the S&S business were acquired from South Pointe by the Company in 2018 for $17,000, including upfront cash consideration and contingent consideration, and S&S provides software and payments services within the Company’s Public Sector vertical to local government agencies almost exclusively in Louisiana.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

13. RELATED PARTY TRANSACTIONS
In connection with the Company’s IPO, the Company and i3 Verticals, LLC entered into a Tax Receivable Agreement with the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that it actually realizes, or in some circumstances, is deemed to realize in its tax reporting, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of Common Units of i3 Verticals, LLC for Class A common stock of i3 Verticals, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. See Note 8 for further information. As of December 31, 2022, the total amount due under the Tax Receivable Agreement was $40,832.
14. SEGMENTS
The Company determines its operating segments based on ASC 280, Segment Reporting, in alignment with how the chief operating decision making group monitors and manages the performance of the business as well as the level at which financial information is reviewed. The Company’s operating segments are strategic business units that offer different products and services.
The Company's core business is delivering seamlessly integrated payment and software solutions customers in strategic vertical markets. This is accomplished through the Merchant Services and Software and Services segments.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Company primarily uses processing margin to measure operating performance. Processing margin is equal to revenue less other cost of services plus residuals expense, which are a component of other cost of services. The following is a summary of reportable segment operating performance for the three months ended December 31, 2022 and 2021.

	As of and for the Three Months Ended December 31, 2022
	Merchant Services	Software and Services	Other	Total
Revenue	$32,834	$53,213	$(18)	$86,029
Other costs of services	(15,567)	(3,523)	21	(19,069)
Residuals	9,809	523	(11)	10,321
Processing margin	$27,076	$50,213	$(8)	$77,281

Residuals				(10,321)
Selling, general and administrative				(51,003)
Depreciation and amortization				(8,676)
Change in fair value of contingent consideration				(1,443)
Income from operations				$5,838

Total assets	$206,782	$607,010	$55,657	$869,449
Goodwill	$121,930	$276,868	$—	$398,798

	As of and for the Three Months Ended December 31, 2021
	Merchant Services	Software and Services	Other	Total
Revenue	$29,177	$44,774	$(12)	$73,939
Other costs of services	(13,442)	(3,080)	12	(16,510)
Residuals	8,181	343	(4)	8,520
Processing margin	$23,916	$42,037	$(4)	$65,949

Residuals				(8,520)
Selling, general and administrative				(46,387)
Depreciation and amortization				(6,870)
Change in fair value of contingent consideration				(4,927)
Loss from operations				$(755)

Total assets	$206,780	$507,399	$62,257	$776,436
Goodwill	$119,086	$230,511	$—	$349,597

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
As of December 31, 2022 and 2021, respectively, i3 Verticals, Inc. owned 23,011,193 and 22,064,317 of i3 Verticals, LLC's Common Units, representing a 69.5% and 68.4% economic ownership interest in i3 Verticals, LLC.
The following table summarizes the impact on equity due to changes in the Company's ownership interest in i3 Verticals, LLC:

	Three months ended December 31,
	2022	2021
Net income (loss) attributable to non-controlling interest	$409	$(1,153)
Transfers (from) to non-controlling interests:
Redemption of common units in i3 Verticals, LLC	—	(123)
Allocation of equity (from) to non-controlling interests	(1,906)	1,899
Net transfers (from) to non-controlling interests	(1,906)	1,776
Change from net (loss) income attributable to non-controlling interests and transfers (from) to non-controlling interests	$(1,497)	$623

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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the three months ended December 31, 2022 and 2021:

	Three months ended December 31,
	2022	2021
Basic and diluted(1) net income (loss) per share:
Numerator
Net income (loss)	$169	$(3,681)
Less: Net income (loss) attributable to non-controlling interests	409	(1,153)
Net loss attributable to Class A common stockholders	$(240)	$(2,528)
Denominator
Weighted average shares of Class A common stock outstanding	22,998,608	22,042,801
Basic and diluted net loss per share	$(0.01)	$(0.11)
__________________________
1.For the three months ended December 31, 2022 and 2021 all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net loss per share of Class A common stock:
a.10,118,142 and 10,222,946 weighted average shares of Class B common stock for the three months ended December 31, 2022 and 2021, respectively, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive.
b.5,652,711 and 5,444,557 stock options for the three months ended December 31, 2022 and 2021, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.696,427 and 606,942 shares for the three months ended December 31, 2022 and 2021, respectively, resulting from estimated stock option exercises and restricted stock units vesting as calculated by the treasury stock method were excluded because of the effect of including them would have been anti-dilutive.

On September 22, 2022, the Company provided the trustee notice of the Company’s irrevocable election to settle the principal portion of its Exchangeable Notes only in cash and the conversion spread in cash or shares. Accordingly, upon conversion, the Company will pay the principal in cash, and it will pay or deliver, as the case may be, the conversion premium in cash, shares of Class A Common Stock or a combination of cash and shares of Class A Common Stock, at its election. The Company applies the if-converted method and only includes the number of incremental shares that would be issued upon conversion for calculating any potential dilutive effect of the conversion spread on diluted net income per share. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company's Class A common stock for a given period exceeds the exchange price of $40.87 per share for the Exchangeable Notes.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
17. SIGNIFICANT NON-CASH TRANSACTIONS
The Company engaged in the following significant non-cash investing and financing activities during the three months ended December 31, 2022 and 2021:

	Three months ended December 31,
	2022	2021
Acquisition date fair value of contingent consideration in connection with business combinations	$—	$5,481
Debt issuance costs financed with proceeds from the Senior Secured Credit Facility	$178	$—
Right-of-use assets obtained in exchange for operating lease obligations	$838	$6,820
Purchase consideration accrued for December 31, 2021 acquisition	$—	$35,000

18. SUBSEQUENT EVENTS
Recent Acquisitions
Subsequent to December 31, 2022, the Company completed an acquisition of a business that will expand the Company's software offerings in the Public Sector vertical within the Software and Services segment. Total purchase consideration for the business was $14,500, including $12,500 in cash funded by proceeds from the Company's revolving credit facility, $2,000 of the Company's Class A Common Stock, and an amount of contingent consideration, which is still being valued.
Certain provisions in the purchase agreement provide for additional consideration of up to $6,000, in the aggregate, to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreement, through no later than December 2024. The Company is in process of determining the acquisition date fair values of the liabilities for the contingent consideration based on discounted cash flow analyses. In each subsequent reporting period, the Company will reassess its current estimates of performance relative to the targets and adjust the contingent liabilities to their fair values through earnings.
The effect of the acquisition will be included in the condensed consolidated statements of operations beginning January 1, 2023.
The Company is still evaluating the allocations of the preliminary purchase consideration and pro forma results of operations.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2022 (“Form 10-K”), filed with the SEC on November 18, 2022. The terms “i3 Verticals,” “we,” “us” and “our” and similar references refer (1) before the completion of our IPO or the reorganization transactions entered into in connection therewith (the “Reorganization Transactions”), which are described in the notes to the condensed consolidated financial statements, to i3 Verticals, LLC and, where appropriate, its subsidiaries, and (2) after the Reorganization Transactions to i3 Verticals, Inc. and, where appropriate, its subsidiaries.
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
Executive Overview
We deliver seamless integrated software and services to customers in strategic vertical markets. Building on its broad suite of software and services solutions, we create and acquire software products to serve the specific needs of our customers. Our primary strategic verticals are Public Sector (including Education) and Healthcare.

COVID-19 Update and Economic Trends
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
While uncertainty around the pandemic has diminished, uncertainty remains regarding broader economic impacts as a result of inflationary pressures, rising rates, monetary policy, and the current geopolitical situation, which could potentially cause new, or exacerbate existing, economic challenges that we may face. These conditions could worsen, or others could arise, if the U.S. and global economies were to enter recessionary periods, triggered or exacerbated by monetary policy designed to curb inflation. As the future magnitude, duration and effects of these conditions are difficult to predict at this time, we are unable to predict the extent of the potential effect on our financial results.

Liquidity
At December 31, 2022, we had $3.6 million of cash and cash equivalents and $111.8 million of available capacity under our Senior Secured Credit Facility subject to our financial covenants. As of December 31, 2022, we were in compliance with these covenants with a consolidated interest coverage ratio, total leverage ratio and consolidated senior leverage ratio of 5.18x, 4.03x and 2.77x, respectively. For additional information about our Senior Secured Credit Facility and Exchangeable Notes, see the section entitled “Liquidity and Capital Resources” below.
Acquisitions
Recent acquisitions
Effective January 1, 2023, we completed the acquisition of one business to expand our software offerings in the Public Sector vertical. The total purchase consideration was $14.5 million, including $12.5 million in cash funded by the proceeds from our revolving credit facility, $2.0 million of our Class A Common Stock, and an amount in contingent consideration which is still being valued.
Acquisitions during the three months ended December 31, 2022
During the three months ended December 31, 2022, we completed the acquisition of two businesses to expand our software offerings. Total purchase consideration consisted of $89.5 million in cash funded by the proceeds from our revolving credit facility.
Acquisitions during the three months ended December 31, 2021
During the three months ended December 31, 2021, we completed the acquisition of two business to expand our software offerings in the Healthcare vertical. Total purchase consideration was $100.5 million, including $95.0 million in cash funded by the proceeds from the Company's revolving credit facility, and $5.5 million in contingent consideration.
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
For additional information on our segments, see Note 14 to our condensed consolidated financial statements.
Key Performance Indicators
We evaluate our performance through key performance indicators, including:
•annualized recurring revenue ("ARR");
•software and related services as a percentage of total revenue; and
•the dollar volume of payments our customers process through us (“payment volume”);

ARR is the annualized revenue derived from software-as-a-service (“SaaS”) arrangements, software monetized with transaction-based fees, software maintenance, recurring software-based services, payments revenue and other recurring revenue sources within the quarter. This excludes contracts that are not recurring or are one-time in nature. We focus on ARR because it helps us to assess the health and trajectory of our business. ARR does not have a standardized definition and is therefore unlikely to be comparable to similarly titled measures presented by other companies. It should be reviewed independently of revenue and it is not a forecast. The active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers. ARR for the three months ended December 31, 2022 and 2021 was $290.2 million and $240.4 million, respectively, representing a period-to-period growth rate of 20.7%.
Software and related services revenue includes the sale of subscriptions, recurring services, ongoing support, licenses, and installation and implementation services specific to software. We focus on software and related services revenue as a percentage of total revenue because it is a strategic goal to expand the software services we provide our customers. Software and related services typically result in long-term partnerships with strong recurring revenues. Software and related services revenue as a percentage of total revenue for the three months ended December 31, 2022 and 2021 was 47.79% and 49.15%.
Our payment volume for the three months ended December 31, 2022 and 2021 was $5.9 billion and $5.3 billion, respectively, representing a period-to-period growth rate of 11.4%. We focus on payment volume because it is a reflection of the scale and economic activity of our customer base and because a significant part of our revenue is derived as a percentage of our customers’ dollar volume receipts. Payment volume reflects the addition of new customers and same store payment volume growth of existing customers, partially offset by customer attrition during the period.
Results of Operations
Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021
The following table presents our historical results of operations for the periods indicated:

	Three months ended December 31,		Change
(in thousands)	2022	2021	Amount	%

Revenue	$86,029	$73,939	$12,090	16.4%

Operating expenses
Other costs of services	19,069	16,510	2,559	15.5%
Selling, general and administrative	51,003	46,387	4,616	10.0%
Depreciation and amortization	8,676	6,870	1,806	26.3%
Change in fair value of contingent consideration	1,443	4,927	(3,484)	(70.7)%
Total operating expenses	80,191	74,694	5,497	7.4%

Income (loss) from operations	5,838	(755)	6,593	n/m

Other expenses
Interest expense, net	5,490	3,154	2,336	74.1%
Other income	(203)	—	(203)	n/m
Total other expenses	5,287	3,154	2,133	67.6%

Income (loss) before income taxes	551	(3,909)	4,460	n/m

Provision for (benefit from) income taxes	382	(228)	610	n/m

Net income (loss)	169	(3,681)	3,850	n/m

Net income (loss) attributable to non-controlling interest	409	(1,153)	1,562	n/m
Net loss attributable to i3 Verticals, Inc.	$(240)	$(2,528)	$2,288	(90.5)%
n/m = not meaningful

Revenue
Revenue increased $12.1 million, or 16.4%, to $86.0 million for the three months ended December 31, 2022 from $73.9 million for the three months ended December 31, 2021. This increase was principally driven by incremental revenue from acquisitions of $6.1 million, net of intercompany eliminations, all of which were within the Software and Services segment. In addition to our growth through acquisitions, revenue from existing businesses grew, resulting from growth in software and related services revenues, primarily in our Public Sector vertical, and an increase in payment volume from new and existing customers across the Company.
Revenue within Software and Services increased $8.4 million, or 18.8%, to $53.2 million for the three months ended December 31, 2022 from $44.8 million for the three months ended December 31, 2021. The increase was principally driven by growth in software and related services revenues in our Public Sector vertical.
Revenue within Merchant Services increased $3.7 million, or 12.5%, to $32.8 million for the three months ended December 31, 2022 from $29.2 million for the three months ended December 31, 2021. Payment volume from new and existing customers increased $0.4 billion, or 9.2%, to $5.3 billion for the three months ended December 31, 2022 from $4.8 billion for the three months ended December 31, 2021.
Other Costs of Services
Other costs of services increased $2.6 million, or 15.5%, to $19.1 million for the three months ended December 31, 2022 from $16.5 million for the three months ended December 31, 2021. This increase was primarily driven by an increase in other cost of services within the Merchant Services segment driven by the increase in payment volume.
Other costs of services within Merchant Services increased $2.1 million, or 15.8%, to $15.6 million for the three months ended December 31, 2022 from $13.4 million for the three months ended December 31, 2021, driven primarily by the growth in payment volume.
Other costs of services within Software and Services increased $0.4 million, or 14.4%, to $3.5 million for the three months ended December 31, 2022 from $3.1 million for the three months ended December 31, 2021, driven primarily by acquisitions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $4.6 million, or 10.0%, to $51.0 million for the three months ended December 31, 2022 from $46.4 million for the three months ended December 31, 2021. This increase was primarily driven by a $3.7 million increase in employment expenses, primarily resulting from an increase in headcount that resulted from acquisitions and an increase in stock compensation expense.
Depreciation and Amortization
Depreciation and amortization increased $1.8 million, or 26.3%, to $8.7 million for the three months ended December 31, 2022 from $6.9 million for the three months ended December 31, 2021. Amortization expense increased $1.7 million to $7.9 million for the three months ended December 31, 2022 from $6.2 million for the three months ended December 31, 2021 primarily due to acquisitions completed during the 2022 and 2023 fiscal years. Depreciation expense increased $0.1 million to $0.8 million for the three months ended December 31, 2022 from $0.6 million for the three months ended December 31, 2021.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a charge of $1.4 million for the three months ended December 31, 2022 primarily due to the performance of some of our acquisitions exceeding our expectations. The change in fair value of contingent consideration for the three months ended December 31, 2021 was a charge of $4.9 million.
Interest Expense, net
Interest expense, net, increased $2.3 million, or 74.1%, to $5.5 million for the three months ended December 31, 2022 from $3.2 million for the three months ended December 31, 2021. The increase reflects a higher average interest rate and a higher average outstanding debt balance for the three months ended December 31, 2022, as compared to the three months ended December 31, 2021.

Other Income
Other income was $0.2 million related to contingent consideration received for an investment that was sold in a prior year for the three months ended December 31, 2022. There was no other income for the three months ended December 31, 2021.
Provision for (Benefit from) Income Taxes
The provision for income taxes increased to a provision for $0.4 million for the three months ended December 31, 2022 from a benefit of $0.2 million for three months ended December 31, 2021. Our effective tax rate was 69.3% for the three months ended December 31, 2022. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company. The income of majority owned i3 Verticals, LLC is not taxed and the separate loss of the Company has minimal tax effect due to the allocations from i3 Verticals, LLC. i3 Verticals, Inc. is subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.
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
Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash from operating activities. As of December 31, 2022, we had $3.6 million of cash and cash equivalents and available borrowing capacity of $111.8 million under our Senior Secured Credit Facility, subject to the financial covenants. We usually minimize cash balances by making payments on our revolving line of credit to minimize borrowings and interest expense. As of December 31, 2022, we had borrowings outstanding of $263.2 million under the Senior Secured Credit Facility.
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
Our liquidity profile reflects our completed offering in February 2020 of an aggregate principal amount of $138.0 million in 1.0% Exchangeable Senior Notes due 2025, with substantially all the proceeds being used to pay down outstanding borrowings under our Senior Secured Credit Facility. As of December 31, 2022, the aggregate principal amount outstanding of the Exchangeable Notes was $117.0 million. We may elect from time to time to purchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities law and other factors.

Cash Flows
The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.
Three Months Ended December 31, 2022 and 2021

	Three months ended December 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$18,179	$21,910
Net cash used in investing activities	$(94,530)	$(62,353)
Net cash provided by financing activities	$76,925	$49,223

Cash Flow from Operating Activities
Net cash provided by operating activities decreased $3.7 million to $18.2 million for the three months ended December 31, 2022 from $21.9 million for the three months ended December 31, 2021. Our net income increased from a net loss of $3.7 million for the three months ended December 31, 2021 to net income of $0.2 million for the three months ended December 31, 2022. Most of this increase in net income was driven by reductions in non-cash expenses that do not impact cash flows from operating activities. The primary drivers of the decrease in cash provided by operating activities, despite the increase in net income, were a decrease in non-cash contingent consideration of $3.5 million and a decrease in amortization of debt discount and issuance costs of $1.1 million, partially offset by an increase in depreciation and amortization of $1.8 million and an increase in the provision for income taxes of $0.6 million for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. Other changes include decreases in operating assets and liabilities of $5.7 million, which are impacted by the timing of collections and payments, for the three months ended December 31, 2022 compared to the three months ended December 31, 2021.
Cash Flow from Investing Activities
Net cash used in investing activities increased $32.2 million to $94.5 million for the three months ended December 31, 2022 from $62.4 million for the three months ended December 31, 2021. The largest driver of cash used in investing activities for the three months ended December 31, 2022 and 2021 was cash used in acquisitions, net of cash acquired. For the three months ended December 31, 2022, we used $89.5 million of cash for acquisitions, net of cash acquired compared to $60.0 million for the three months ended December 31, 2021. As a result, most of the increase in net cash used in investing activities was primarily the result of an increase of $29.5 million in cash used in acquisitions, net of cash acquired. Additionally, expenditures for property and equipment increased $1.1 million, payments for other investing activities increased $0.8 million and expenditures for capitalized software increased $0.8 million for the three months ended December 31, 2022 compared to the three months ended December 31, 2021.
Cash Flow from Financing Activities
Net cash provided by financing activities increased $27.7 million to $76.9 million for the three months ended December 31, 2022 from $49.2 million for the three months ended December 31, 2021. The increase in net cash provided by financing activities was primarily the result of an increase in proceeds from the revolving credit facility of $52.0 million and a decrease in cash paid for contingent consideration up to our original estimates of $5.2 million, partially offset by an increase in payments on the revolving credit facility of $29.1 million for the three months ended December 31, 2022 from the three months ended December 31, 2021.

Senior Secured Credit Facility
On May 9, 2019, we replaced our senior secured credit facility with a new credit agreement (the “Senior Secured Credit Facility”). Effective October 3, 2022, the Senior Secured Credit Facility, as amended, consisted of a $375.0 million revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to $50.0 million in the aggregate (subject to the receipt of additional commitments for any such incremental loan amounts).
The Senior Secured Credit Facility accrues interest at Term SOFR (based upon an interest period of one, three or six months), plus an adjustment of 0.10%, plus an applicable margin of 2.25% to 3.25% (3.25% as of December 31, 2022), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) Term SOFR, plus an adjustment of 0.10%, plus 1.00%), plus an applicable margin of 0.25% to 1.25% (1.25% as of December 31, 2022), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires us to pay unused commitment fees of 0.15% to 0.30% (0.30% as of December 31, 2022) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The Senior Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00 (ii) a maximum total leverage ratio of 5.00 to 1.00, provided, that for each of the four fiscal quarters immediately following a qualified acquisition (each a “Leverage Increase Period”), the required ratio set forth above may be increased by up to 0.25, subject to certain limitations and (iii) a maximum consolidated senior secured leverage ratio of 3.25 to 1.00, provided, that for each Leverage Increase Period, the consolidated senior leverage ratio may be increased by up to 0.25, subject to certain limitations. The maturity date of the Senior Secured Credit Facility is May 9, 2024. As of December 31, 2022, we were in compliance with these covenants, and there was $111.8 million available for borrowing under the revolving credit facility, subject to the financial covenants.
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
At-the-Market Program
On August 20, 2021, we, together with i3 Verticals, LLC, entered into an at-the-market offering sales agreement with Raymond James & Associates, Inc., Morgan Stanley & Co. LLC and BTIG, LLC (each a “Sales Agent”), under which we may issue and sell, from time to time and through the Sales Agents, shares of our Class A common stock having an aggregate offering price of up to $125 million (the “ATM Program”). During the quarter ended December 31, 2022, we did not sell any Class A common stock under the ATM Program. As of December

31, 2022, we had a remaining capacity to sell up to $107 million of our Class A common stock under the ATM Program.
The proceeds from these issuances were used to repay outstanding indebtedness under the Senior Secured Credit Facility and for other general corporate purposes.
Material Cash Requirements
The following table summarizes our material cash requirements as of December 31, 2022 related to leases and borrowings:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(in thousands)
Processing minimums(1)	$4,508	$3,743	$765	$—	$—
Facility leases	20,358	5,585	8,656	4,303	1,814
Senior Secured Credit Facility and related interest(2)	292,915	19,784	273,131	—	—
Exchangeable Notes and related interest(3)	119,486	1,170	118,316	—	—
Contingent consideration(4)	20,064	18,847	1,217	—	—
Total	$457,331	$49,129	$402,085	$4,303	$1,814
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
2.We estimated interest payments through the maturity of our Senior Secured Credit Facility by applying the interest rate of 7.69% in effect on the outstanding balance as of December 31, 2022, plus the unused fee rate of 0.30% in effect as of December 31, 2022.
3.We calculated interest payments through the maturity of our Exchangeable Notes by applying the coupon interest rate of 1.0% on the principal balance as of December 31, 2022 of $117.0 million.
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
As of December 31, 2022, the total amount due under the Tax Receivable Agreement was $40.8 million, and payments to the Continuing Equity Owners related to exchanges through December 31, 2022 will range from $0 to $3.3 million per year and are expected to be paid over the next 24 years. The amounts recorded as of December 31, 2022, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.
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
As of December 31, 2022, there have been no significant changes to our critical accounting estimates disclosed in the Form 10-K filed with the SEC on November 18, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of December 31, 2022, the Senior Secured Credit Facility, as amended, consisted of a $375.0 million revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to $50.0 million in the aggregate (subject to the receipt of additional commitments for any such incremental loan amounts).
At December 31, 2022, the Senior Secured Credit Facility accrues interest at Term SOFR (based upon an interest period of one, three or six months), plus an adjustment of 0.10%, plus an applicable margin of 2.25% to 3.25% (3.25% as of December 31, 2022), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) Term SOFR, plus an adjustment of 0.10%, plus 1.00%), plus an applicable margin of 0.25% to 1.25% (1.25% as of December 31, 2022), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility requires us to pay unused commitment fees of 0.15% to 0.30% (0.30% as of December 31, 2022) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The Senior Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00 (ii) a maximum total leverage ratio of 5.00 to 1.00, provided, that for each of the four fiscal quarters immediately following a qualified acquisition (each a “Leverage Increase Period”), the required ratio set forth above may be increased by up to 0.25, subject to certain limitations and (iii) a maximum consolidated senior secured leverage ratio of 3.25 to 1.00, provided, that for each Leverage Increase Period, the consolidated senior leverage ratio may be increased by up to 0.25, subject to certain limitations. As of December 31, 2022, we were in compliance with these covenants, and there was $111.8 million available for borrowing under the revolving credit facility, subject to the financial covenants.
As of December 31, 2022, we had borrowings outstanding of $263.2 million outstanding under the Senior Secured Credit Facility. A 1.0% increase or decrease in the interest rate applicable to such borrowing (which was the Term SOFR rate) would have had a $2.6 million dollar impact on the results of the business.
Foreign Currency Exchange Rate Risk
As a result of our international operations, we are also exposed to foreign currency exchange rate risks. Because our international operations are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our consolidated results of operations, financial position, or cash flows for the three months ended December 31, 2022.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings
The information required with respect to this item can be found in Note 12 to the accompanying unaudited condensed consolidated financial statements contained in this report and is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Form 10-K for the fiscal year ended September 30, 2022 filed with the SEC on November 18, 2022.

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

3.2
Amended and Restated Bylaws of i3 Verticals, Inc., as amended and restated on November 16, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2022) (File No. 001-38532)

10.1
Third Amendment to the Amended and Restated Credit Agreement, dated as of October 3, 2022, by and among i3 Verticals, LLC, as the borrower, i3 Verticals, Inc. and certain subsidiaries of i3 Verticals, Inc., as guarantors, the lenders party thereto, and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2022) (File No. 001-38532)

10.2
Form of Performance-based Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the SEC on November 18, 2022) (File No. 001-38532)

10.3
First Amendment to Tax Receivable Agreement, by and among i3 Verticals, Inc., i3 Verticals, LLC and the members of i3 Verticals, LLC party thereto (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the SEC on November 18, 2022) (File No. 001-38532)

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in Inline XBRL and contained in Exhibit 101.

____________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

i3 Verticals, Inc.

		By:	/s/ Clay Whitson
Clay Whitson
Chief Financial Officer

Date:	February 9, 2023