Form 10-Q
period 2023-03-31
i3 Verticals, Inc.
filed 2023-05-10
CIK 1728688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of May 9, 2023, there were 23,174,199 outstanding shares of Class A common stock, $0.0001 par value per share, and 10,108,218 outstanding shares of Class B common stock, $0.0001 par value per share.

PART I. - FINANCIAL INFORMATION
Item 1.    Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	September 30,
	2023	2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$3,977	$3,490
Accounts receivable, net	56,946	53,334
Settlement assets	7,185	7,540
Prepaid expenses and other current assets	21,736	19,445
Total current assets	89,844	83,809
Property and equipment, net	12,206	5,670
Restricted cash	11,171	12,735
Capitalized software, net	65,114	52,341
Goodwill	409,042	353,639
Intangible assets, net	229,612	195,919
Deferred tax asset	44,783	43,458
Operating lease right-of-use assets	15,460	17,678
Other assets	5,794	5,063
Total assets	$883,026	$770,312

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$7,916	$9,342
Accrued expenses and other current liabilities	55,407	57,833
Settlement obligations	7,185	7,540
Deferred revenue	33,542	31,975
Current portion of operating lease liabilities	4,630	4,568
Total current liabilities	108,680	111,258
Long-term debt, less current portion and debt issuance costs, net	385,467	287,020
Long-term tax receivable agreement obligations	40,894	40,812
Operating lease liabilities, less current portion	11,757	13,994
Other long-term liabilities	24,417	9,540
Total liabilities	571,215	462,624
Commitments and contingencies (see Note 12)
Stockholders' equity
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2023 and September 30, 2022	—	—
Class A common stock, par value $0.0001 per share, 150,000,000 shares authorized; 23,167,730 and 22,986,448 shares issued and outstanding as of March 31, 2023 and September 30, 2022, respectively	2	2
Class B common stock, par value $0.0001 per share, 40,000,000 shares authorized; 10,108,218 and 10,118,142 shares issued and outstanding as of March 31, 2023 and September 30, 2022, respectively	1	1
Additional paid-in capital	234,442	241,958
Accumulated deficit	(12,337)	(23,582)
Total stockholders' equity	222,108	218,379
Non-controlling interest	89,703	89,309
Total equity	311,811	307,688
Total liabilities and equity	$883,026	$770,312

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022

Revenue	$93,872	$78,120	$179,901	$152,059

Operating expenses
Other costs of services	19,930	16,631	38,999	33,141
Selling, general and administrative	57,204	48,716	108,207	95,103
Depreciation and amortization	9,015	7,447	17,691	14,317
Change in fair value of contingent consideration	2,279	11,503	3,722	16,430
Total operating expenses	88,428	84,297	168,619	158,991

Income (loss) from operations	5,444	(6,177)	11,282	(6,932)

Interest expense, net	6,199	3,377	11,689	6,531
Other income	—	—	(203)	—
Total other expenses	6,199	3,377	11,486	6,531

Loss before income taxes	(755)	(9,554)	(204)	(13,463)

(Benefit from) provision for income taxes	(563)	884	(181)	656

Net loss	(192)	(10,438)	(23)	(14,119)

Net (loss) income attributable to non-controlling interest	(228)	(3,065)	181	(4,218)
Net income (loss) attributable to i3 Verticals, Inc.	$36	$(7,373)	$(204)	$(9,901)

Net income (loss) per share attributable to Class A common stockholders:
Basic	$0.00	$(0.33)	$(0.01)	$(0.45)
Diluted	$0.00	$(0.33)	$(0.01)	$(0.45)
Weighted average shares of Class A common stock outstanding:
Basic	23,135,898	22,076,297	23,066,499	22,059,365
Diluted	34,269,140	22,076,297	23,066,499	22,059,365

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2022	22,986,448	$2	10,118,142	$1	$241,958	$(23,582)	$89,309	$307,688
Adoption of ASU 2020-06	—	—	—	—	(23,382)	11,449	—	(11,933)
Equity-based compensation	—	—	—	—	6,846	—	—	6,846
Net (loss) income	—	—	—	—	—	(240)	409	169
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	685	—	—	685
Exercise of equity-based awards	24,745	—	—	—	3	—	—	3
Allocation of equity to non-controlling interests	—	—	—	—	1,906	—	(1,906)	—
Balance at December 31, 2022	23,011,193	2	10,118,142	1	228,016	(12,373)	87,812	303,458
Equity-based compensation	—	—	—	—	6,802	—	—	6,802
Net income (loss)	—	—	—	—	—	36	(228)	(192)
Redemption of common units in i3 Verticals, LLC	9,924	—	(9,924)	—	86	—	(86)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	349	—	—	349
Exercise or release of equity-based awards	64,443	—	—	—	(606)	—	—	(606)
Allocation of equity to non-controlling interests	—	—	—	—	(2,205)	—	2,205	—
Issuance of Class A common stock under the 2020 Inducement Plan	82,170	—	—	—	2,000	—	—	2,000
Balance at March 31, 2023	23,167,730	$2	10,108,218	$1	$234,442	$(12,337)	$89,703	$311,811

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

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(23)	$(14,119)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,691	14,317
Equity-based compensation	13,648	12,881
Amortization of debt discount and issuance costs	729	2,853
(Benefit from) provision for income taxes	(208)	656
Non-cash lease expense	2,289	2,446
Increase in non-cash contingent consideration expense from original estimate	3,722	16,430
Other non-cash adjustments to net income	909	493
Changes in operating assets:
Accounts receivable	6,497	(2,844)
Prepaid expenses and other current assets	(1,860)	(4,118)
Other assets	(710)	(1,087)
Changes in operating liabilities:
Accounts payable	(1,484)	1,489
Accrued expenses and other current liabilities	(5,009)	1,830
Acquisition escrow obligations	(1,564)	4,184
Settlement obligations	(355)	1,819
Deferred revenue	(2,628)	316
Operating lease liabilities	(2,234)	(2,349)
Other long-term liabilities	—	(1)
Contingent consideration paid in excess of original estimates	(3,881)	(3,983)
Net cash provided by operating activities	25,529	31,213

Cash flows from investing activities:
Expenditures for property and equipment	(2,322)	(967)
Expenditures for capitalized software	(5,381)	(4,305)
Purchases of merchant portfolios and residual buyouts	(387)	—
Acquisitions of businesses, net of cash and restricted cash acquired	(101,997)	(94,315)
Payments for other investing activities	(1,227)	(11)
Proceeds from investments	184	—
Net cash used in investing activities	(111,130)	(99,598)

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Six months ended March 31,
	2023	2022
Cash flows from financing activities:
Proceeds from revolving credit facility	265,811	179,835
Payments on revolving credit facility	(179,939)	(95,908)
Payments of debt issuance costs	(87)	—
Cash paid for contingent consideration	(1,175)	(6,217)
Proceeds from stock option exercises	104	217
Payments for employee's tax withholdings from net settled stock option exercises and RSU releases	(545)	(160)
Net cash provided by financing activities	84,169	77,767

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,432)	9,382
Cash, cash equivalents and restricted cash at beginning of period	23,765	17,931
Cash, cash equivalents and restricted cash at end of period	$22,333	$27,313

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,266	$3,471
Cash paid for income taxes	$1,419	$588
The following tables provide reconciliations of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to that shown in the condensed consolidated statements of cash flows:

	September 30,
	2022	2021
Beginning balance
Cash and cash equivalents	$3,490	$3,641
Settlement assets	7,540	4,768
Restricted cash	12,735	9,522
Total cash, cash equivalents, and restricted cash	$23,765	$17,931

	March 31,
	2023	2022
Ending balance
Cash and cash equivalents	$3,977	$6,340
Settlement assets	7,185	7,272
Restricted cash	11,171	13,701
Total cash, cash equivalents, and restricted cash	$22,333	$27,313
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the reporting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the unaudited condensed consolidated financial statements of the Company and its subsidiaries as of March 31, 2023 and for the three and six months ended March 31, 2023 and 2022. The results of operations for the three and six months ended March 31, 2023 and 2022 are not necessarily indicative of the operating results for the full year.
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
Settlement Assets and Obligations
Settlement assets and obligations result when funds are temporarily held or owed by the Company on behalf of merchants, consumers, schools, and other institutions. Timing differences, interchange expenses, merchant reserves and exceptional items cause differences between the amount received from the card networks and the amount funded to counterparties. These balances arising in the settlement process are reflected as settlement assets and obligations on the accompanying consolidated balance sheets. With the exception of merchant reserves, settlement assets or settlement obligations are generally collected and paid within one to four days. Settlement assets and settlement obligations were both $7,185 as of March 31, 2023 and $7,540 as of September 30, 2022, respectively.
Inventories
Inventories consist of point-of-sale equipment to be sold to customers and are stated at the lower of cost, determined on a weighted average or specific basis, or net realizable value. Inventories were $4,732 and $4,121 at March 31, 2023 and September 30, 2022, respectively, and are included within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
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
The operating results of an acquisition are included in the Company’s condensed consolidated statements of operations from the date of such acquisition. Acquisitions completed during the six months ended March 31, 2023 contributed $9,071 and $2,638 of revenue and net income, respectively, to the Company's condensed consolidated statements of operations for the six months then ended.
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
The Company's revenue for the six months ended March 31, 2023 and 2022 is derived from the following sources:
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
Revenues are also derived from a variety of transaction fees, which are charged for accessing our payment and software solutions, and fees for other miscellaneous services. Revenues derived from such fees are recognized in the period the transactions occur and when there are no further performance obligations. Revenue from the sale of equipment, is recognized upon transfer of ownership to the customer, after which there are no further performance obligations.
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
•Payments — Includes discount fees, gateway fees and other related fixed transaction or service fees.
•Other — Includes sales of equipment, non-software related professional services and other revenues.

	For the Three Months Ended March 31, 2023
	Merchant Services	Software and Services	Other	Total
Software and related services revenue	$3,217	$44,099	$(9)	$47,307
Payments revenue	27,634	14,285	(10)	41,909
Other revenue	2,243	2,413	—	4,656
Total revenue	$33,094	$60,797	$(19)	$93,872

	For the Three Months Ended March 31, 2022
	Merchant Services	Software and Services	Other	Total
Software and related services revenue	$3,008	$35,972	$(8)	$38,972
Payments revenue	23,926	10,616	(14)	34,528
Other revenue	2,246	2,374	—	4,620
Total revenue	$29,180	$48,962	$(22)	$78,120

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

	For the Six Months Ended March 31, 2023
	Merchant Services	Software and Services	Other	Total
Software and related services revenue	$6,196	$82,244	$(19)	$88,421
Payments revenue	55,243	27,038	(18)	82,263
Other revenue	4,489	4,728	—	9,217
Total revenue	$65,928	$114,010	$(37)	$179,901

	For the Six Months Ended March 31, 2022
	Merchant Services	Software and Services	Other	Total
Software and related services revenue	$5,970	$69,356	$(16)	$75,310
Payments revenue	48,230	19,782	(18)	67,994
Other revenue	4,157	4,598	—	8,755
Total revenue	$58,357	$93,736	$(34)	$152,059

The tables below present a disaggregation of the Company's revenue from contracts with customers by timing of transfer of goods or services by segment. For the three and six months ended March 31, 2022, $9,333 and $19,546, respectively, was included in revenue earned at a point in time related to professional services or other stand ready contract revenue for fixed service fee arrangements. These types of revenue are included in revenue earned over time for the three and six months ended March 31, 2023. The Company's revenue included in each category are defined as follows:
•Revenue earned over time — Includes discount fees, gateway fees, sales of SaaS, ongoing support or other stand-ready obligations and professional services.
•Revenue earned at a point in time — Includes point in time service fees that are not stand-ready obligations, software licenses sold as functional intellectual property and other equipment.

	For the Three Months Ended March 31, 2023
	Merchant Services	Software and Services	Other	Total
Revenue earned over time	$27,984	$54,568	$(9)	$82,543
Revenue earned at a point in time	5,110	6,229	(10)	11,329
Total revenue	$33,094	$60,797	$(19)	$93,872

	For the Three Months Ended March 31, 2022
	Merchant Services	Software and Services	Other	Total
Revenue earned over time	$22,599	$34,151	$(9)	$56,741
Revenue earned at a point in time	6,581	14,811	(13)	21,379
Total revenue	$29,180	$48,962	$(22)	$78,120

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

	For the Six Months Ended March 31, 2023
	Merchant Services	Software and Services	Other	Total
Revenue earned over time	$55,581	$105,009	$(19)	$160,571
Revenue earned at a point in time	10,347	9,001	(18)	19,330
Total revenue	$65,928	$114,010	$(37)	$179,901

	For the Six Months Ended March 31, 2022
	Merchant Services	Software and Services	Other	Total
Revenue earned over time	$45,333	$65,439	$(17)	$110,755
Revenue earned at a point in time	13,024	28,297	(17)	41,304
Total revenue	$58,357	$93,736	$(34)	$152,059

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
As of March 31, 2023 and September 30, 2022, the Company’s contract assets from contracts with customers was $12,116 and $9,716, respectively.
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

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following tables present the changes in deferred revenue as of and for the six months ended March 31, 2023 and 2022, respectively:

Balance at September 30, 2022	$32,089
Deferral of revenue	19,334
Recognition of unearned revenue	(13,925)
Balance at December 31, 2022	37,498
Deferral of revenue	10,475
Recognition of unearned revenue	(14,286)
Balance at March 31, 2023	$33,687

Balance at September 30, 2021	$30,024
Deferral of revenue	21,032
Recognition of unearned revenue	(15,735)
Balance at December 31, 2021	35,321
Deferral of revenue	11,047
Recognition of unearned revenue	(16,034)
Balance at March 31, 2022	$30,334

Costs to Obtain and Fulfill a Contract
The Company capitalizes incremental costs to obtain new contracts and contract renewals and amortizes these costs on a straight-line basis as an expense over the benefit period, which is generally the contract term, unless a commensurate payment is not expected at renewal. As of March 31, 2023 and September 30, 2022 the Company had $4,518 and $4,185, respectively, of capitalized contract costs, which relates to commissions paid to employees and agents as well as other incentives given to customers to obtain new sales, included within “Other assets" on the condensed consolidated balance sheets. The Company recorded expense related to these costs of $193 and $376 for the three and six months ended March 31, 2023, respectively and $178 and $345 for the three and six months ended March 31, 2022, respectively.
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

3. ACQUISITIONS
During the six months ended March 31, 2023 and 2022, the Company acquired the following intangible assets and businesses:
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
During the six months ended March 31, 2023, the Company purchased $387 in residuals using a combination of cash on hand and borrowings on the Company's revolving credit facility. The acquired residual buyout intangible asset has an estimated amortization period of eight years. The Company did not acquire any residuals during the six months ended March 31, 2022.
Referral Agreements
From time to time, the Company enters into referral agreements with agent banks or other organizations (“referral partner”). Under these agreements, the referral partner refers its customers to the Company for credit card processing services. Total consideration paid for these agreements in the six months ended March 31, 2023 was $420, all of which was settled with cash on hand. Because the Company pays an up-front fee to compensate

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
the referral partner, the amount is treated as an asset acquisition in which the Company has acquired an intangible stream of referrals. This asset is amortized over a straight-line period of five years.
Purchase of Celtic Cross Holdings, Inc. and Celtic Systems Pvt. Ltd.
During the six months ended March 31, 2023, the Company completed the acquisition of Celtic Cross Holdings, Inc., in Scottsdale, Arizona and Celtic Systems Pvt. Ltd. in Vadodara, India (collectively "Celtic") to expand the Company’s software offerings in the Public Sector vertical. Celtic is within the Software and Services segment. Total purchase consideration consisted of $85,000 in cash consideration, funded by proceeds from the Company's revolving credit facility. Certain of the purchase price allocations assigned for this acquisition is considered preliminary as of March 31, 2023.
The goodwill associated with the Celtic acquisition is deductible for tax purposes. The acquired customer relationships intangible assets has an estimated amortization period of eighteen years. The trade name and non-compete agreements associated with the acquisition have amortization periods of five years and three years, respectively. The weighted-average amortization period for all intangibles acquired is eighteen years. The acquired capitalized software has a weighted-average amortization period of ten years.
Acquisition-related costs for this acquisition amounted to approximately $1,739 and were expensed as incurred.
Summary of Celtic Cross Holdings, Inc. and Celtic Systems Pvt. Ltd.
The fair values assigned to certain assets and liabilities assumed, as of the acquisition date, were as follows:

Accounts receivable	$7,604
Prepaid expenses and other current assets	110
Property and equipment	5,437
Capitalized software	12,600
Customer relationships	33,800
Non-compete agreements	200
Trade name	600
Goodwill	42,595
Total assets acquired	102,946

Accounts payable	9
Accrued expenses and other current liabilities	3,182
Deferred revenue, current	2,742
Other long-term liabilities	12,013
Net assets acquired	$85,000
Other Business Combinations during the six months ended March 31, 2023
The Company completed the acquisition of two other businesses to expand the Company's software offerings. The total purchase consideration was $19,757, including $16,997 in cash consideration, funded by proceeds from the Company's revolving credit facility, $2,000 of the Company's Class A Common Stock, and $760 contingent consideration. In connection with this acquisition, the Company allocated approximately $180 of the consideration to net working capital, approximately $374 to property and equipment, approximately $670 to capitalized software, approximately $8,400 to customer relationships, approximately $100 to trade names, and the remainder, approximately $12,808, to goodwill, of which $2,864 is deductible for tax purposes, and approximately $2,778 to other long-term liabilities. Certain of the purchase price allocations assigned for this acquisition is

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
considered preliminary as of March 31, 2023. The acquired capital software and customer relationships intangible asset have estimated amortization periods of seven to eight years and ten to fifteen years, respectively.
Pro Forma Results of Operations for Business Combinations during the six months ended March 31, 2023
The following unaudited supplemental pro forma results of operations have been prepared as though each of the acquired businesses in the six months ended March 31, 2023 had occurred on October 1, 2021. Pro forma adjustments were made to reflect the impact of depreciation and amortization, changes to executive compensation and the increased debt, all in accordance with ASC 805. This supplemental pro forma information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made on these dates, or of results of operations that may occur in the future.

	Six months ended March 31,
	2023	2022
Revenue	$181,275	$163,987
Net loss	$(67)	$(12,630)
Business Combinations during the year ended September 30, 2022
During the year ended September 30, 2022, the Company completed the acquisitions of three businesses to expand the Company’s software offerings in the Public Sector and Healthcare vertical markets. Certain of the purchase price allocations assigned for these acquisitions are considered preliminary as of March 31, 2023.
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

Accounts receivable	$651
Settlement assets	685
Prepaid expenses and other current assets	83
Property and equipment	190
Capitalized software	9,790
Acquired merchant relationships	41,090
Trade name	1,550
Goodwill	61,347
Operating lease right-of-use assets	263
Other assets	22
Total assets acquired	115,671

Accrued expenses and other current liabilities	287
Settlement obligations	685
Deferred revenue, current	30
Current portion of operating lease liabilities	82
Operating lease liabilities, less current portion	181
Other long-term liabilities	6,725
Net assets acquired	$107,681

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
A summary of the Company's prepaid expenses and other current assets as of March 31, 2023 and September 30, 2022 is as follows:

	March 31,	September 30,
	2023	2022
Inventory	$4,732	$4,121
Prepaid licenses	6,282	5,743
Prepaid insurance	980	736
Notes receivable — current portion	5,117	4,930
Other current assets	4,625	3,915
Prepaid expenses and other current assets	$21,736	$19,445

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
5. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill are as follows:

	Merchant Services	Software and Services	Other	Total
Balance at September 30, 2022	$119,086	$234,553	$—	$353,639
Goodwill attributable to preliminary purchase price adjustments and acquisitions during the six months ended March 31, 2023	2,864	52,539	—	55,403
Balance at March 31, 2023	$121,950	$287,092	$—	$409,042
Intangible assets consisted of the following as of March 31, 2023:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Merchant relationships	$310,501	$(89,422)	$221,079	9 to 25 years – accelerated or straight-line
Non-compete agreements	1,390	(928)	462	3 to 6 years – straight-line
Website and brand development costs	267	(194)	73	3 to 4 years – straight-line
Trade names	8,471	(4,935)	3,536	3 to 7 years – straight-line
Residual buyouts	6,557	(2,538)	4,019	8 years – straight-line
Referral and exclusivity agreements	1,220	(821)	399	5 years – straight-line
Total finite-lived intangible assets	328,406	(98,838)	229,568

Indefinite-lived intangible assets:
Trademarks	44	—	44
Total identifiable intangible assets	$328,450	$(98,838)	$229,612
Amortization expense for intangible assets amounted to $10,216 and $8,774 during the six months ended March 31, 2023 and 2022 respectively.
Based on net carrying amounts at March 31, 2023, the Company's estimate of future amortization expense for intangible assets are presented in the table below for fiscal years ending September 30:

2023 (six months remaining)	$10,160
2024	19,548
2025	19,257
2026	18,785
2027	18,165
Thereafter	143,653
$229,568

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
6. ACCRUED EXPENSES AND OTHER LIABILITIES
A summary of the Company's accrued expenses and other current liabilities as of March 31, 2023 and September 30, 2022 is as follows is as follows:

	March 31,	September 30,
	2023	2022
Accrued wages, bonuses, commissions and vacation	$7,182	$8,117
Accrued interest	1,336	642
Accrued contingent consideration — current portion	20,756	21,385
Escrow liabilities	10,721	12,285
Tax receivable agreement liability — current portion	21	20
Customer deposits	1,272	1,575
Employee health self-insurance liability	1,068	732
Accrued interchange	2,184	2,096
Other current liabilities	10,867	10,981
Accrued expenses and other current liabilities	$55,407	$57,833
A summary of the Company's long-term liabilities as of March 31, 2023 and September 30, 2022 is as follows:

	March 31,	September 30,
	2023	2022
Accrued contingent consideration — long-term portion	$1,503	$1,448
Deferred tax liability — long-term	22,687	7,896
Other long-term liabilities	227	196
Total other long-term liabilities	$24,417	$9,540

7. LONG-TERM DEBT, NET
A summary of long-term debt, net as of March 31, 2023 and September 30, 2022 is as follows:

		March 31,	September 30,
	Maturity	2023	2022
Revolving lines of credit to banks under the Senior Secured Credit Facility	May 9, 2024	$271,067	$185,017
1% Exchangeable Senior Notes due 2025	February 15, 2025	117,000	104,557
Debt issuance costs, net		(2,600)	(2,554)
Total long-term debt, net of issuance costs		$385,467	$287,020
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
As of March 31, 2023, the aggregate principal amount outstanding of the Exchangeable Notes was $117,000.
For a discussion of the terms of the Exchangeable Notes, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
Non-cash interest expense, including amortization of debt issuance costs, related to the Exchangeable Notes for the three and six months ended March 31, 2023 was $233 and $460, respectively $164 and $323 for the three and six months ended March 31, 2022, respectively. Total unamortized debt issuance costs related to the Exchangeable Notes were $1,989 as of March 31, 2023.
The estimated fair value of the Exchangeable Notes was $108,564 as of March 31, 2023. The estimated fair value of the Exchangeable Notes was determined through consideration of quoted market prices for similar instruments. The fair value is classified as Level 2, as defined in Note 10.
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
The Senior Secured Credit Facility accrues interest at Term SOFR (based upon an interest period of one, three or six months), plus an adjustment of 0.10%, plus an applicable margin of 2.25% to 3.25% (3.25% as of March 31, 2023), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) Term SOFR, plus an adjustment of 0.10%, plus 1.00%), plus an applicable margin of 0.25% to 1.25% (1.25% as of March 31, 2023), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest was payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility required the Company to pay unused commitment fees of 0.15% to 0.30% (0.30% as of March 31, 2023) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The Senior Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00 (ii) a maximum total leverage ratio of 5.00 to 1.00, provided, that for each of the four fiscal quarters immediately following a qualified acquisition (each a “Leverage Increase Period”), the required ratio set forth above may be increased by up to 0.25, subject to certain limitations and (iii) a maximum consolidated senior secured leverage ratio of 3.25 to 1.00, provided, that for each Leverage Increase Period, the consolidated senior leverage ratio may be increased by up to 0.25, subject to certain limitations. The maturity date of the Senior Secured Credit Facility is May 9, 2024. As of March 31, 2023, the Company was in compliance with these covenants, and there was $103,933 available for borrowing under the revolving credit facility, subject to the financial covenants.

The Senior Secured Credit Facility was secured by substantially all assets of the Company. The lenders under the Senior Secured Credit Facility held senior rights to collateral and principal repayment over all other creditors.

The provisions of the Senior Secured Credit Facility placed certain restrictions and limitations upon the Company. These include, among others, restrictions on liens, investments, indebtedness, fundamental changes and dispositions; maintenance of certain financial ratios; and certain non-financial covenants pertaining to the activities of the Company during the period covered. The Company was in compliance with such covenants as of March 31, 2023. In addition, the Senior Secured Credit Facility restricts the Company's ability to make dividends or other distributions to the holders of the Company's equity. The Company is permitted to (i) make cash distributions to the holders of the Company's equity in order to pay taxes incurred by owners of equity in i3 Verticals, LLC, by reason of such ownership, (ii) move intercompany cash between subsidiaries that are joined to the Senior Secured Credit Facility, (iii) repurchase equity from employees, directors, officers or consultants in an aggregate amount not to exceed $3,000 per year, (iv) make certain payments in connection with the Tax Receivable Agreement (discussed in Note 8 below), and (v) make other dividends or distributions in an aggregate amount not to exceed 5% of the net cash proceeds received from any additional common equity issuance. The

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Company is also permitted to make non-cash dividends in the form of additional equity issuances. Each subsidiary may make ratable distributions to persons that own equity interests in such subsidiary. All other forms of dividends or distributions are prohibited under the Senior Secured Credit Facility.
On May 8, 2023, the Company replaced the Senior Secured Credit Facility with a new credit agreement. See Note 18—Subsequent Events for more information.
Debt issuance costs
The Company incurred $265 in debt issuance costs during the three and six months ended March 31, 2023 and did not incur any debt issuance costs during the three and six months ended March 31, 2022. The Company's debt issuance costs are being amortized over the related term of the debt using the straight-line method, which is not materially different than the effective interest rate method, and are presented net against long-term debt in the condensed consolidated balance sheets. The amortization of deferred debt issuance costs is included in interest expense and amounted to approximately $368 and $729 during the three and six months ended March 31, 2023, respectively and $259 and $513 during the three and six months ended March 31, 2022, respectively.

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
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. When the estimate of the annual effective tax rate is unreliable, the Company records its income tax expense or benefit based up on a period to date effective tax rate. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the Company’s estimated tax rate changes, it makes a cumulative adjustment in that period. The Company’s provision for income taxes was a benefit of $563 and $181 for the three and six months ended March 31, 2023, and a provision of $884 and $656 during the three and six months ended March 31, 2022.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
During the six months ended March 31, 2023, the Company acquired an aggregate of 9,924 Common Units in i3 Verticals, LLC in connection with the redemption of Common Units from the Continuing Equity Owners, which resulted in an increase in the tax basis of our investment in i3 Verticals, LLC subject to the provisions of the Tax Receivable Agreement. As a result of the exchange, during the six months ended March 31, 2023 the Company recognized an increase to its net deferred tax assets in the amount of $98, and corresponding Tax Receivable Agreement liabilities of $83, representing 85% of the tax benefits due to Continuing Equity Owners.
The deferred tax asset and corresponding Tax Receivable Agreement liability balances were $39,808 and $40,915, respectively, as of March 31, 2023.
Payments to the Continuing Equity Owners related to exchanges through March 31, 2023 will range from $0 to $3,321 per year and are expected to be paid over the next 24 years. The amounts recorded as of March 31, 2023, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

9. LEASES
The Company’s leases consist primarily of real estate leases throughout the markets in which the Company operates. At contract inception, the Company determines whether an arrangement is or contains a lease, and for each identified lease, evaluates the classification as operating or financing. The Company had no finance leases as of March 31, 2023. Leased assets and obligations are recognized at the lease commencement date based on the present value of fixed lease payments to be made over the term of the lease. Renewal and termination options are factored into determination of the lease term only if the option is reasonably certain to be exercised. The weighted-average remaining lease term at March 31, 2023 and 2022 was four and five years, respectively. The Company had no significant short-term leases during the three and six months ended March 31, 2023 and 2022.
The Company’s leases do not provide a readily determinable implicit interest rate and the Company uses its incremental borrowing rate to measure the lease liability and corresponding right-of-use asset. The incremental borrowing rates were determined based on a portfolio approach considering the Company’s current secured borrowing rate adjusted for market conditions and the length of the lease term. The weighted-average discount rate used in the measurement of our lease liabilities was 7.3% and 7.1% as of March 31, 2023 and 2022, respectively.
Operating lease cost is recognized on a straight-line basis over the lease term. Operating lease costs were $1,405 and $2,909 for the three and six months ended March 31, 2023, respectively and $1,455 and $2,946 for the three and six months ended March 31, 2022, respectively, which are included in selling, general and administrative expenses in the condensed consolidated statements of operations.
Total operating lease costs for the three and six months ended March 31, 2023 include variable lease costs of approximately $9 and $20, respectively and $6 and $44 for the three and six months ended March 31, 2022, respectively, which are primarily comprised of costs of maintenance and utilities and changes in rates, and are determined based on the actual costs incurred during the period. Variable payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.
Short-term rent expense for the three and six months ended March 31, 2023 were $75 and $110, respectively and were $46 and $93 for the three and six months ended March 31, 2022, respectively, and are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
As of March 31, 2023, maturities of lease liabilities are as follows:

Years ending September 30:
2023 (six months remaining)	$2,662
2024	4,743
2025	4,125
2026	3,202
2027	1,597
Thereafter	2,017
Total future minimum lease payments (undiscounted)(1)	18,346
Less: present value discount	(1,959)
Present value of lease liability	$16,387
__________________________
1.Total future minimum lease payments excludes payments of $29 for leases designated as short-term leases, which are excluded from the Company's right-of-use assets. These payments will be made within the next twelve months.

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
The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, settlement assets and obligations, accounts receivable, other assets, accounts payable, and accrued expenses, approximated their fair values as of March 31, 2023 and 2022, because of the relatively short maturity dates on these instruments. The carrying amount of debt approximates fair value as of March 31, 2023 and 2022, because interest rates on these instruments approximate market interest rates.

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

Accrued Contingent Consideration
Balance at September 30, 2022	$22,833
Contingent consideration accrued at time of business combination	760
Change in fair value of contingent consideration included in Operating expenses	3,722
Contingent consideration paid	(5,056)
Balance at March 31, 2023	$22,259

Accrued Contingent Consideration
Balance at September 30, 2021	$36,229
Contingent consideration accrued at time of business combination	5,481
Change in fair value of contingent consideration included in Operating expenses	16,430
Contingent consideration paid	(10,200)
Balance at March 31, 2022	$47,940
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
Approximately $20,756 and $21,385 of contingent consideration was recorded in accrued expenses and other current liabilities as of March 31, 2023 and September 30, 2022, respectively. Approximately $1,503 and $1,448 of contingent consideration was recorded in other long-term liabilities as of March 31, 2023 and September 30, 2022, respectively.
Disclosure of Fair Values
The Company's financial instruments that are not remeasured at fair value include the Exchangeable Notes (see Note 7). The Company estimates the fair value of the Exchangeable Notes through consideration of quoted market prices of similar instruments, classified as Level 2 as described above. The estimated fair value of the Exchangeable Notes was $108,564 as of March 31, 2023.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
11. EQUITY-BASED COMPENSATION
A summary of equity-based compensation expense recognized during the three and six months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Stock options	$5,992	$6,042	$12,280	$12,666
Restricted stock units	810	215	1,368	215
Equity-based compensation expense	$6,802	$6,257	$13,648	$12,881
Amounts are included in general and administrative expense on the condensed consolidated statements of operations. Income tax benefits of $61 and $108 were recognized during the three and six months ended March 31, 2023, respectively, and $68 and $95 during the three and six months ended March 31, 2022, respectively.
In May 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) under which the Company may grant up to 3,500,000 stock options and other equity-based awards to employees, directors and officers. The number of shares of Class A common stock available for issuance under the 2018 Plan includes an annual increase on the first day of each calendar year equal to 4.0% of the outstanding shares of all classes of the Company's common stock as of the last day of the immediately preceding calendar year, unless the Company’s board of directors determines prior to the last trading day of December of the immediately preceding calendar year that the increase shall be less than 4.0%. As of March 31, 2023, equity awards with respect to 849,900 shares of the Company's Class A common stock were available for grant under the 2018 Plan.
In September 2020, the Company adopted the 2020 Acquisition Equity Incentive Plan (the “2020 Inducement Plan”) under which the Company may grant up to 1,500,000 stock options and other equity-based awards to individuals that were not previously employees of the Company or its subsidiaries in connection with acquisitions, as a material inducement to the individual's entry into employment with the Company or its subsidiaries within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. In May 2021, the Company amended the 2020 Inducement Plan to increase the number of shares of the Company's Class A common stock available for issuance from 1,500,000 to 3,000,000 shares. As of March 31, 2023, equity awards with respect to 1,074,736 shares of the Company's Class A common stock were available for grant under the 2020 Inducement Plan.
Share-based compensation expense includes the estimated effects of forfeitures, which will be adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.
Stock Options
The Company has issued stock option awards under the 2018 Plan and the 2020 Inducement Plan. The fair value of the stock option awards during the six months ended March 31, 2023 and during the year ended September 30, 2022 was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	March 31, 2023	September 30, 2022
Expected volatility(1)	55.0%	55.7%
Expected dividend yield(2)	—%	—%
Expected term(3)	6 years	6 years
Risk-free interest rate(4)	3.9%	1.6%
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

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
A summary of stock option activity for the six months ended March 31, 2023 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at September 30, 2022	8,222,322	$25.07
Granted	1,154,550	24.37
Exercised	(202,737)	19.43
Forfeited	(246,474)	26.85
Outstanding at March 31, 2023	8,927,661	$25.06

Exercisable at March 31, 2023	5,543,356	$24.26
The weighted-average grant date fair value of stock options granted during the six months ended March 31, 2023 was $13.88.
As of March 31, 2023, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $33,829, which is expected to be recognized over a weighted-average period of 2.2 years. The Company's policy is to account for forfeitures of stock-based compensation awards as they occur.
The total fair value of stock options that vested during the three and six months ended March 31, 2023 was $11,150 and $18,172, respectively.
Restricted Stock Units
The Company has issued Class A common stock in the form of restricted stock units ("RSUs") under the 2018 Plan.
A summary of activity related to restricted stock units for the six months ended March 31, 2023 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2022	486,652	$24.93
Granted	524,132	25.32
Vested	(58,234)	26.52
Forfeited	(51,058)	24.20
Outstanding at March 31, 2023	901,492	$24.94
As of March 31, 2023, total unrecognized compensation expense related to unvested RSUs, including an estimate for pre-vesting forfeitures, was $14,218, which is expected to be recognized over a weighted average period of 3.56 years.
$1,544 RSUs vested during the six months ended March 31, 2023.
12. COMMITMENTS AND CONTINGENCIES
Leases
The Company utilizes office space and equipment under operating leases. Rent expense under these leases amounted to $1,480 and $3,019 during the three and six months ended March 31, 2023, respectively, and $1,501 and $3,039 during the three and six months ended March 31, 2022, respectively. Refer to Note 9 for further discussion and a table of the future minimum payments under these leases.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Minimum Processing Commitments
The Company has non-exclusive agreements with several processors to provide the Company services related to transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Certain of these agreements require the Company to submit a minimum monthly number of transactions for processing. If the Company submits a number of transactions that is lower than the minimum, it is required to pay to the processor the fees the processor would have received if the Company had submitted the required minimum number of transactions. As of March 31, 2023, such minimum fee commitments were as follows:

Years ending September 30:
2023 (six months remaining)	$2,237
2024	1,238
2025	—
2026	—
2027	—
Thereafter	—
Total	$3,475
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
The Petition was amended on October 4, 2021 to add a putative class of Louisiana sheriffs (the “Sheriffs”) and subsequently removed to the United States District Court for the Middle District of Louisiana. The Petition seeks monetary damages for the cost of network remediation of $15,000 purportedly spent by the State and $7,000 purportedly spent by the Sheriffs, return of purchase prices, potential additional expenses related to remediation and any obligation to notify parties of an alleged data breach as and if required by applicable law, and reasonable attorneys’ fees. The claimed damages relate to a third-party remote access software product used in connection with services provided by S&S to certain Louisiana Parish law enforcement districts and alleged inadequacies in the Company’s cybersecurity practices. Plaintiffs moved to remand the action to state court on November 5, 2021, and the motion was referred to a magistrate to make a report and recommendation to the district court judge. On July 5, 2022, the magistrate recommended that the matter be remanded to state court. On July 19, 2022, the Company and all other defendants filed objections to the recommendation. On August 3, 2022, the Plaintiffs filed a response to those objections. On August 16, 2022, the district court granted the Plaintiffs’ motion to remand, and all Defendants appealed. The case is fully briefed with the United States Fifth Circuit Court of Appeals, and oral argument took place on April 4, 2023.
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

13. RELATED PARTY TRANSACTIONS
In connection with the Company’s IPO, the Company and i3 Verticals, LLC entered into a Tax Receivable Agreement with the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that it actually realizes, or in some

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
circumstances, is deemed to realize in its tax reporting, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of Common Units of i3 Verticals, LLC for Class A common stock of i3 Verticals, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. See Note 8 for further information. As of March 31, 2023, the total amount due under the Tax Receivable Agreement was $40,915.
14. SEGMENTS
The Company determines its operating segments based on ASC 280, Segment Reporting, in alignment with how the chief operating decision-making group monitors and manages the performance of the business as well as the level at which financial information is reviewed. The Company’s operating segments are strategic business units that offer different products and services.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Company primarily uses processing margin to measure operating performance. Processing margin is equal to revenue less other cost of services plus residuals expense, which are a component of other cost of services. The following is a summary of reportable segment operating performance for the three and six months ended March 31, 2023 and 2022.

	As of and for the Three Months Ended March 31, 2023
	Merchant Services	Software and Services	Other	Total
Revenue	$33,094	$60,797	$(19)	$93,872
Other costs of services	(15,719)	(4,229)	18	(19,930)
Residuals	10,039	799	(9)	10,829
Processing margin	$27,414	$57,367	$(10)	$84,771

Residuals				(10,829)
Selling, general and administrative				(57,204)
Depreciation and amortization				(9,015)
Change in fair value of contingent consideration				(2,279)
Income from operations				$5,444

Total assets	$205,898	$620,126	$57,002	$883,026
Goodwill	$121,950	$287,092	$—	$409,042

	As of and for the Six Months Ended March 31, 2023
	Merchant Services	Software and Services	Other	Total
Revenue	$65,928	$114,010	$(37)	$179,901
Other costs of services	(31,286)	(7,752)	39	(38,999)
Residuals	19,848	1,322	(20)	21,150
Processing margin	$54,490	$107,580	$(18)	$162,052

Residuals				(21,150)
Selling, general and administrative				(108,207)
Depreciation and amortization				(17,691)
Change in fair value of contingent consideration				(3,722)
Income from operations				$11,282

Total assets	$205,898	$620,126	$57,002	$883,026
Goodwill	$121,950	$287,092	$—	$409,042

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

	As of and for the Three Months Ended March 31, 2022
	Merchant Services	Software and Services	Other	Total
Revenue	$29,180	$48,962	$(22)	$78,120
Other costs of services	(13,528)	(3,124)	21	(16,631)
Residuals	8,054	448	(13)	8,489
Processing Margin	$23,706	$46,286	$(14)	$69,978

Residuals				(8,489)
Selling, general and administrative				(48,716)
Depreciation and amortization				(7,447)
Change in fair value of contingent consideration				(11,503)
Loss from operations				$(6,177)

Total assets	$205,922	$506,409	$60,325	$772,656
Goodwill	$119,086	$230,368	$—	$349,454

	As of and for the Six Months Ended March 31, 2022
	Merchant Services	Software and Services	Other	Total
Revenue	$58,357	$93,736	$(34)	$152,059
Other costs of services	(26,970)	(6,204)	33	(33,141)
Residuals	16,235	791	(17)	17,009
Processing margin	$47,622	$88,323	$(18)	$135,927

Residuals				(17,009)
Selling, general and administrative				(95,103)
Depreciation and amortization				(14,317)
Change in fair value of contingent consideration				(16,430)
Loss from operations				$(6,932)

Total assets	$205,922	$506,409	$60,325	$772,656
Goodwill	$119,086	$230,368	$—	$349,454

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
As of March 31, 2023 and 2022, respectively, i3 Verticals, Inc. owned 23,167,730 and 22,133,682 of i3 Verticals, LLC's Common Units, representing a 69.6% and 68.5% economic ownership interest in i3 Verticals, LLC.
The following table summarizes the impact on equity due to changes in the Company's ownership interest in i3 Verticals, LLC:

	Six Months Ended March 31,
	2023	2022
Net income (loss) attributable to non-controlling interest	$181	$(4,218)
Transfers to non-controlling interests:
Redemption of common units in i3 Verticals, LLC	(86)	(458)
Allocation of equity to non-controlling interests	299	3,517
Net transfers to non-controlling interests	213	3,059
Change from net income (loss) attributable to non-controlling interests and transfers to non-controlling interests	$394	$(1,159)

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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the three and six months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Basic net income (loss) per share:
Numerator
Net loss	$(192)	$(10,438)	$(23)	$(14,119)
Less: Net (loss) income attributable to non-controlling interest	(228)	(3,065)	181	(4,218)
Net income (loss) attributable to Class A common stockholders	$36	$(7,373)	$(204)	$(9,901)
Denominator
Weighted average shares of Class A common stock outstanding	23,135,898	22,076,297	23,066,499	22,059,365
Basic net income (loss) per share(1)	$0.00	$(0.33)	$(0.01)	$(0.45)

Diluted net loss per share:
Numerator
Net income attributable to Class A common stockholders	$36
Reallocation of net loss assuming conversion of common units	(171)
Net loss attributable to Class A common stockholders - diluted	(135)

Denominator
Weighted average shares of Class A common stock outstanding	23,135,898
Weighted average effect of dilutive securities(2)	11,133,242
Weighted average shares of Class A common stock outstanding - diluted	34,269,140
Diluted net loss per share	$0.00
__________________________
1.For the six months ended March 31, 2023 and the three and six months ended March 31, 2022, all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net loss per share of Class A common stock:
a.10,114,598 weighted average shares of Class B common stock for the six months ended March 31, 2023, and 10,210,142 and 10,216,615 for the three and six months ended March 31, 2022, respectively, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive.
b.5,165,478 stock options for the six months ended March 31, 2023 and 4,667,581 and 5,388,813 for the three and six months ended March 31, 2022, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.633,453 shares for the six months ended March 31, 2023, and 522,355 and 613,913 for the three and six months ended March 31, 2022, respectively, resulting from estimated stock option exercises and restricted stock units vesting as calculated by the treasury stock method were excluded because of the effect of including them would have been anti-dilutive.
2.For the three months ended March 31, 2023, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net loss per share of Class A common stock:
a.4,018,042 stock options for the three months ended March 31, 2023, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive.

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

17. SIGNIFICANT NON-CASH TRANSACTIONS
The Company engaged in the following significant non-cash investing and financing activities during the six months ended March 31, 2023 and 2022:

	Six months ended March 31,
	2023	2022
Acquisition date fair value of contingent consideration in connection with business combinations	$760	$5,481
Debt issuance costs financed with proceeds from the Senior Secured Credit Facility	$178	$—
Right-of-use assets obtained in exchange for operating lease obligations	$1,098	$7,584

18. SUBSEQUENT EVENTS
2023 Senior Secured Revolving Credit Facility
On May 8, 2023, i3 Verticals, LLC (the “Borrower”), entered into that certain Credit Agreement (the “2023 Credit Agreement”) with the guarantors and lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (“JPMorgan”). The 2023 Credit Agreement replaces the Senior Secured Credit Facility. The 2023 Credit Agreement provides for aggregate commitments of $450 million in the form of a senior secured revolving credit facility (the “Revolver”).

The 2023 Credit Agreement provides that the Borrower has the right to seek additional commitments to provide additional term loan facilities or additional revolving credit commitments in an aggregate principal amount up to, as of any date of determination, the sum of (i) the greater of $100 million and 100% of the Borrower’s consolidated EBITDA (as defined in the 2023 Credit Agreement) for the most recently completed four quarter period, plus (ii) the amount of certain prepayments of certain indebtedness, so long as, among other things, after

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
giving pro forma effect to the incurrence of such additional borrowings and any related transactions, the Borrower’s consolidated interest coverage ratio (as defined in the 2023 Credit Agreement) would not be less than 3.0 to 1.0 and the Borrower’s consolidated total net leverage ratio (as defined in the 2023 Credit Agreement) would not exceed 5.0 to 1.0.

The provision of any such additional amounts under the additional term loan facilities or additional revolving credit commitments are subject to certain additional conditions and the receipt of certain additional commitments by existing or additional lenders. The lenders under the 2023 Credit Agreement are not under any obligation to provide any such additional term loan facilities or revolving credit commitments.

The proceeds of the Revolver, together with proceeds from any additional amounts under the additional term loan facilities or additional revolving credit commitments, may only be used by the Borrower to (i) finance working capital, capital expenditures and other lawful corporate purposes, (ii) finance permitted acquisitions (as defined in the 2023 Credit Agreement) and (iii) to refinance certain existing indebtedness.

Borrowings under the Revolver will be made, at the Borrower’s option, at the base rate or the Adjusted Term SOFR rate, plus, in each case, an applicable margin. The base rate is a fluctuating rate of interest per annum equal to the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%; provided, that the base rate shall not be less than 1% in any event. The Adjusted Term SOFR rate will be the rate of interest per annum equal to the Term SOFR rate (based upon an interest period of one, three or six months), plus 0.10%; provided, that the Adjusted Term SOFR rate shall not be less than 0% in any event. The applicable margin is based upon the Borrower’s consolidated total net leverage ratio (as defined in the 2023 Credit Agreement), as reflected in the schedule below:

Consolidated Total Net Leverage Ratio	Commitment Fee	Letter of Credit Fee	Term Benchmark Loans	Base Rate Loans
> 3.0 to 1.0	0.30%	3.00%	3.00%	2.00%
> 2.5 to 1.0 but < 3.00 to 1.0	0.25%	2.50%	2.50%	1.50%
> 2.0 to 1.0 but < 2.50 to 1.0	0.20%	2.25%	2.25%	1.25%
< 2.0 to 1.0	0.15%	2.00%	2.00%	1.00%

In addition to paying interest on outstanding principal under the Revolver, the Borrower will be required to pay a commitment fee equal to the product of between 0.15% and 0.30% (the applicable percentage depending on the Borrower’s consolidated total net leverage ratio as reflected in the schedule above) times the actual daily amount by which $450 million exceeds the total amount outstanding under the Revolver and available to be drawn under all outstanding letters of credit.

The Borrower will be permitted to voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans under the 2023 Credit Agreement, whether such amounts are issued under the Revolver or under the additional term loan facilities or additional revolving credit facilities, at any time without premium or penalty.

In addition, if the total amount borrowed under the Revolver exceeds $450 million at any time, the 2023 Credit Agreement requires the Borrower to prepay such excess outstanding amounts.

All obligations under the 2023 Credit Agreement are unconditionally guaranteed by the Company, and each of the Company’s existing and future direct and indirect material, wholly owned domestic subsidiaries, subject to certain exceptions. The obligations are secured by first-priority security interests in substantially all

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
tangible and intangible assets of the Borrower, the Company and each subsidiary guarantor, in each case whether owned on the date of the initial borrowings or thereafter acquired.

The 2023 Credit Agreement places certain restrictions on the ability of the Borrower, the Company and their subsidiaries to, among other things, incur debt and liens; merge, consolidate or liquidate; dispose of assets; enter into hedging arrangements; make certain restricted payments; undertake transactions with affiliates; enter into sale-leaseback transactions; make certain investments; prepay or modify the terms of certain indebtedness; and modify the terms of certain organizational agreements.

The 2023 Credit Agreement contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, material judgments, certain ERISA events, invalidity of loan documents and certain changes in control.

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
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. These factors include, but are not limited to, the following:
•our indebtedness and our ability to maintain compliance with the financial covenants in our 2023 Credit Agreement (as defined below);
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
•operating and financial restrictions imposed by our 2023 Credit Agreement;
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

Economic Trends
Inflationary pressures, rising interest rates, monetary policy, and the current geopolitical situation, are causing broad economic uncertainty and could potentially cause new, or exacerbate existing, economic challenges that we may face. These conditions could worsen, or others could arise, if the U.S. and global economies were to enter recessionary periods, triggered or exacerbated by monetary policy designed to curb inflation. As the future magnitude, duration and effects of these conditions are difficult to predict at this time, we are unable to predict the extent of the potential effect on our financial results.
Liquidity
At March 31, 2023, we had $4.0 million of cash and cash equivalents and $103.9 million of available capacity under our Senior Secured Credit Facility subject to our financial covenants. As of March 31, 2023, we were in compliance with these covenants with a consolidated interest coverage ratio, total leverage ratio and consolidated senior leverage ratio of 4.61x, 4.00x and 2.78x, respectively. On May 8, 2023, the Company replaced the Senior Secured Credit Facility with the 2023 Credit Agreement (as defined below). For additional information about our Senior Secured Credit Facility, Exchangeable Notes and 2023 Credit Agreement, see the section entitled “Liquidity and Capital Resources” below.
Acquisitions
Acquisitions during the six months ended March 31, 2023
On October 1, 2022, we completed the acquisition of Celtic Cross Holdings, Inc., in Scottsdale, Arizona and Celtic Systems Pvt. Ltd. in Vadodara, India (collectively "Celtic") to expand the Company’s software offerings in the Public Sector vertical. Total purchase consideration was $85.0 million in cash consideration, funded by the proceeds from our revolving credit facility.
During the six months ended March 31, 2023, we completed the acquisition of two other businesses to expand our software offerings. Total purchase consideration was $19.8 million, including $17.0 million in cash funded by the proceeds from our revolving credit facility, $2.0 million of our Class A Common Stock, and $0.8 million in contingent consideration.
Acquisitions during the six months ended March 31, 2022
During the six months ended March 31, 2022, we completed the acquisition of two business to expand our software offerings in the Healthcare vertical. Total purchase consideration was $100.5 million, including $95.0 million in cash funded by the proceeds from our revolving credit facility, and $5.5 million in contingent consideration.
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

ARR is the annualized revenue derived from software-as-a-service (“SaaS”) arrangements, software monetized with transaction-based fees, software maintenance, recurring software-based services, payments revenue and other recurring revenue sources within the quarter. This excludes contracts that are not recurring or are one-time in nature. We focus on ARR because it helps us to assess the health and trajectory of our business. ARR does not have a standardized definition and is therefore unlikely to be comparable to similarly titled measures presented by other companies. It should be reviewed independently of revenue and it is not a forecast. The active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers. ARR for the three months ended March 31, 2023 and 2022 was $305.7 million and $254.5 million, respectively, representing a period-to-period growth rate of 20.1%.
Software and related services revenue includes the sale of subscriptions, recurring services, ongoing support, licenses, and installation and implementation services specific to software. We focus on software and related services revenue as a percentage of total revenue because it is a strategic goal to expand the software services we provide our customers. Software and related services typically result in long-term partnerships with strong recurring revenues. Software and related services revenue as a percentage of total revenue for the three months ended March 31, 2023 and 2022 was 50.40% and 49.89%.
Our payment volume for the three months ended March 31, 2023 and 2022 was $6.0 billion and $5.3 billion, respectively, representing a period-to-period growth rate of 11.7%. Our payment volume for the six months ended March 31, 2023 and 2022 was $11.9 billion and $10.6 billion, respectively, representing a period-to-period growth rate of 11.5%. We focus on payment volume because it is a reflection of the scale and economic activity of our customer base and because a significant part of our revenue is derived as a percentage of our customers’ dollar volume receipts. Payment volume reflects the addition of new customers and same store payment volume growth of existing customers, partially offset by customer attrition during the period.
Results of Operations
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
The following table presents our historical results of operations for the periods indicated:

	Three months ended March 31,		Change
(in thousands)	2023	2022	Amount	%

Revenue	$93,872	$78,120	$15,752	20.2%

Operating expenses
Other costs of services	19,930	16,631	3,299	19.8%
Selling, general and administrative	57,204	48,716	8,488	17.4%
Depreciation and amortization	9,015	7,447	1,568	21.1%
Change in fair value of contingent consideration	2,279	11,503	(9,224)	(80.2)%
Total operating expenses	88,428	84,297	4,131	4.9%

Income (loss) from operations	5,444	(6,177)	11,621	n/m

Interest expense, net	6,199	3,377	2,822	83.6%

Loss before income taxes	(755)	(9,554)	8,799	(92.1)%

(Benefit from) provision for income taxes	(563)	884	(1,447)	n/m

Net loss	(192)	(10,438)	10,246	(98.2)%

Net loss attributable to non-controlling interest	(228)	(3,065)	2,837	(92.6)%
Net income (loss) attributable to i3 Verticals, Inc.	$36	$(7,373)	$7,409	n/m
n/m = not meaningful

Revenue
Revenue increased $15.8 million, or 20.2%, to $93.9 million for the three months ended March 31, 2023 from $78.1 million for the three months ended March 31, 2022. This increase was principally driven by incremental revenue from acquisitions of $6.0 million, net of intercompany eliminations, all of which were within the Software and Services segment. In addition to our growth through acquisitions, revenue from existing businesses grew, resulting from growth in software and related services revenues, primarily in our Public Sector vertical, and an increase in payment volume from new and existing customers across the Company.

Revenue within Software and Services increased $11.8 million, or 24.2%, to $60.8 million for the three months ended March 31, 2023 from $49.0 million for the three months ended March 31, 2022. The increase was principally driven by growth in software and related services revenues in our Public Sector vertical.
Revenue within Merchant Services increased $3.9 million, or 13.4%, to $33.1 million for the three months ended March 31, 2023 from $29.2 million for the three months ended March 31, 2022. Payment volume from new and existing customers increased $0.4 billion, or 9.2%, to $5.2 billion for the three months ended March 31, 2023 from $4.8 billion for the three months ended March 31, 2022.
Other Costs of Services
Other costs of services increased $3.3 million, or 19.8%, to $19.9 million for the three months ended March 31, 2023 from $16.6 million for the three months ended March 31, 2022. This increase was primarily driven by an increase in other cost of services within the Merchant Services segment driven by the increase in payment volume.
Other costs of services within Merchant Services increased $2.2 million, or 16.2%, to $15.7 million for the three months ended March 31, 2023 from $13.5 million for the three months ended March 31, 2022, driven primarily by the growth in payment volume.
Other costs of services within Software and Services increased $1.1 million, or 35.4%, to $4.2 million for the three months ended March 31, 2023 from $3.1 million for the three months ended March 31, 2022, driven primarily by acquisitions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $8.5 million, or 17.4%, to $57.2 million for the three months ended March 31, 2023 from $48.7 million for the three months ended March 31, 2022. This increase was primarily driven by a $6.0 million increase in employment expenses, primarily resulting from an increase in headcount that resulted from acquisitions and an increase in stock compensation expense.
Depreciation and Amortization
Depreciation and amortization increased $1.6 million, or 21.1%, to $9.0 million for the three months ended March 31, 2023 from $7.4 million for the three months ended March 31, 2022. Amortization expense increased $1.4 million to $8.2 million for the three months ended March 31, 2023 from $6.8 million for the three months ended March 31, 2022 primarily due to acquisitions completed during the 2022 and 2023 fiscal years. Depreciation expense increased $0.2 million to $0.8 million for the three months ended March 31, 2023 from $0.6 million for the three months ended March 31, 2022.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a charge of $2.3 million for the three months ended March 31, 2023 primarily due to the performance of some of our acquisitions exceeding our expectations. The change in fair value of contingent consideration for the three months ended March 31, 2022 was a charge of $11.5 million.
Interest Expense, net
Interest expense, net, increased $2.8 million, or 83.6%, to $6.2 million for the three months ended March 31, 2023 from $3.4 million for the three months ended March 31, 2022. The increase reflects a higher average interest rate and a higher average outstanding debt balance for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

(Benefit from) Provision for Income Taxes
The provision for income taxes decreased to a benefit of $0.6 million for the three months ended March 31, 2023 from a provision of $0.9 million for three months ended March 31, 2022. Our effective tax rate was 74.6% for the three months ended March 31, 2023. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company. The income of majority owned i3 Verticals, LLC is not taxed and the separate loss of the Company has minimal tax effect due to the allocations from i3 Verticals, LLC. i3 Verticals, Inc. is subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.
Six Months Ended March 31, 2023 Compared to Six Months Ended March 31, 2022
The following table presents our historical results of operations for the periods indicated:

	Six months ended March 31,		Change
(in thousands)	2023	2022	Amount	%

Revenue	$179,901	$152,059	$27,842	18.3%

Operating expenses
Other costs of services	38,999	33,141	5,858	17.7%
Selling, general and administrative	108,207	95,103	13,104	13.8%
Depreciation and amortization	17,691	14,317	3,374	23.6%
Change in fair value of contingent consideration	3,722	16,430	(12,708)	(77.3)%
Total operating expenses	168,619	158,991	9,628	6.1%

Income (loss) from operations	11,282	(6,932)	18,214	n/m

Other expenses
Interest expense, net	11,689	6,531	5,158	79.0%
Other income	(203)	—	(203)	n/m
Total other expenses	11,486	6,531	4,955	75.9%

Loss before income taxes	(204)	(13,463)	13,259	(98.5)%

(Benefit from) provision for income taxes	(181)	656	(837)	n/m

Net loss	(23)	(14,119)	14,096	(99.8)%

Net income (loss) attributable to non-controlling interest	181	(4,218)	4,399	n/m
Net loss attributable to i3 Verticals, Inc.	$(204)	$(9,901)	$9,697	(97.9)%
Revenue
Revenue increased $27.8 million, or 18.3%, to $179.9 million for the six months ended March 31, 2023 from $152.1 million for the six months ended March 31, 2022. This increase was partially driven by revenue from acquisitions of $12.2 million, net of intercompany eliminations, all of which were within the Software and Services segment. In addition to our growth through acquisitions, revenue from existing businesses grew, resulting from an increase in payment volume from new and existing customers across the Company and growth in software and related services revenues, primarily in our Public Sector vertical.

Revenue within Software and Services increased $20.3 million, or 21.6%, to $114.0 million for the six months ended March 31, 2023 from $93.7 million for the six months ended March 31, 2022. The increase was principally driven by growth in software and related services revenues as well as integrated volume driving increases in payments revenue in our Public Sector vertical.
Revenue within Merchant Services increased $7.6 million, or 13.0%, to $65.9 million for the six months ended March 31, 2023 from $58.4 million for the six months ended March 31, 2022. Payment volume from new and existing customers increased $0.9 billion, or 9.2%, to $10.5 billion for the six months ended March 31, 2023 from $9.6 billion for the six months ended March 31, 2022.
Other Costs of Services
Other costs of services increased $5.9 million, or 17.7%, to $39.0 million for the six months ended March 31, 2023 from $33.1 million for the six months ended March 31, 2022. This increase was primarily driven by an increase in other cost of services within the Merchant Services segment driven by the increase in payment volume.
Other costs of services within Merchant Services increased $4.3 million, or 16.0%, to $31.3 million for the six months ended March 31, 2023 from $27.0 million for the six months ended March 31, 2022, driven primarily by the growth in payment volume.
Other costs of services within Software and Services increased $1.5 million, or 25.0%, to $7.8 million for the six months ended March 31, 2023 from $6.2 million for the six months ended March 31, 2022, driven by the growth in payment volume and acquisitions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $13.1 million, or 13.8%, to $108.2 million for the six months ended March 31, 2023 from $95.1 million for the six months ended March 31, 2022. This increase was primarily driven by a $9.7 million increase in employment expenses, primarily resulting from an increase in headcount that resulted from acquisitions and an increase in stock compensation expense.
Depreciation and Amortization
Depreciation and amortization increased $3.4 million, or 23.6%, to $17.7 million for the six months ended March 31, 2023 from $14.3 million for the six months ended March 31, 2022. Amortization expense increased $3.1 million to $16.1 million for the six months ended March 31, 2023 from $13.0 million for the six months ended March 31, 2022, primarily due to acquisitions completed during the 2022 and 2023 fiscal years. Depreciation expense increased $0.3 million to $1.6 million for the six months ended March 31, 2023 from $1.3 million for the six months ended March 31, 2022.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a charge of $3.7 million for the six months ended March 31, 2023 primarily due to the performance of some of our acquisitions exceeding our expectations. The change in fair value of contingent consideration for the six months ended March 31, 2022 was a charge of $16.4 million.
Interest Expense, net
Interest expense, net, increased $5.2 million, or 79.0%, to $11.7 million for the six months ended March 31, 2023 from $6.5 million for the six months ended March 31, 2022. The increase reflects a higher average interest rate and a higher average outstanding debt balance for the six months ended March 31, 2023, as compared to the six months ended March 31, 2022.
Other Income
Other income was $0.2 million related to contingent consideration received for an investment that was sold in a prior year for the six months ended March 31, 2023. There was no other income for the six months ended March 31, 2022.

(Benefit from) Provision for Income Taxes
The provision for income taxes decreased to a benefit of $0.2 million for the six months ended March 31, 2023 from a provision of $0.7 million for six months ended March 31, 2022. Our effective tax rate was 88.7% for the six months ended March 31, 2023. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company. The income of majority owned i3 Verticals, LLC is not taxed and the separate loss of the Company has minimal tax effect due to the allocations from i3 Verticals, LLC. i3 Verticals, Inc. is subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.
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
Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash from operating activities. As of March 31, 2023, we had $4.0 million of cash and cash equivalents and available borrowing capacity of $103.9 million under our Senior Secured Credit Facility, subject to the financial covenants. We usually minimize cash balances by making payments on our revolving line of credit to minimize borrowings and interest expense. As of March 31, 2023, we had borrowings outstanding of $271.1 million under the Senior Secured Credit Facility. On May 8, 2023, the Company replaced the Senior Secured Credit Facility with the 2023 Credit Agreement (as defined below). For additional information about our 2023 Credit Agreement, see the section entitled "—Senior Secured Revolving Credit Facility" below.
Our primary cash needs are to fund working capital requirements, invest in our technology infrastructure, fund acquisitions and related contingent consideration, make scheduled principal and interest payments on our outstanding indebtedness and pay tax distributions to members. We consistently have positive cash flow provided by operations and expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under the 2023 Credit Agreement will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for at least the next twelve months and foreseeable future. Our growth strategy includes acquisitions. We expect to fund acquisitions through a combination of net cash from operating activities, borrowings under our 2023 Credit Agreement and through the issuance of equity and debt securities. As a holding company, we depend on distributions or loans from i3 Verticals, LLC to access funds earned by our operations. The covenants contained in the 2023 Credit Agreement may restrict i3 Verticals, LLC’s ability to provide funds to i3 Verticals, Inc.
Our liquidity profile reflects our completed offering in February 2020 of an aggregate principal amount of $138.0 million in 1.0% Exchangeable Senior Notes due 2025, with substantially all the proceeds being used to pay down outstanding borrowings under our Senior Secured Credit Facility. As of March 31, 2023, the aggregate principal amount outstanding of the Exchangeable Notes was $117.0 million. We may elect from time to time to purchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities law and other factors.

Cash Flows
The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.
Six Months Ended March 31, 2023 and 2022

	Six months ended March 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$25,529	$31,213
Net cash used in investing activities	$(111,130)	$(99,598)
Net cash provided by financing activities	$84,169	$77,767

Cash Flow from Operating Activities
Net cash provided by operating activities decreased $5.7 million to $25.5 million for the six months ended March 31, 2023 from $31.2 million for the six months ended March 31, 2022. Our net loss decreased from a net loss of $14.1 million for the six months ended March 31, 2022 to a net loss of $23 thousand for the six months ended March 31, 2023. Some of this decrease in net loss was driven by reductions in non-cash expenses that do not impact cash flows from operating activities. The primary drivers of the decrease in cash provided by operating activities, despite the decrease in net loss, were a decrease in non-cash contingent consideration of $12.7 million, a decrease in amortization of debt discount and issuance costs of $2.1 million and a decrease in the provision for income taxes of $0.9 million, partially offset by an increase in depreciation and amortization of $3.4 million for the six months ended March 31, 2023 compared to the six months ended March 31, 2022. Other changes include decreases in operating assets and liabilities of $8.5 million, which are impacted by the timing of collections and payments, for the six months ended March 31, 2023 compared to the six months ended March 31, 2022.
Cash Flow from Investing Activities
Net cash used in investing activities increased $11.5 million to $111.1 million for the six months ended March 31, 2023 from $99.6 million for the six months ended March 31, 2022. The largest driver of cash used in investing activities for the six months ended March 31, 2023 and 2022 was cash used in acquisitions, net of cash acquired. For the six months ended March 31, 2023, we used $102.0 million of cash for acquisitions, net of cash acquired compared to $94.3 million for the six months ended March 31, 2022. As a result, most of the increase in net cash used in investing activities was primarily the result of an increase of $7.7 million in cash used in acquisitions, net of cash acquired. Additionally, expenditures for property and equipment increased $1.4 million, payments for other investing activities increased $1.2 million and expenditures for capitalized software increased $1.1 million for the six months ended March 31, 2023 compared to the six months ended March 31, 2022.
Cash Flow from Financing Activities
Net cash provided by financing activities increased $6.4 million to $84.2 million for the six months ended March 31, 2023 from $77.8 million for the six months ended March 31, 2022. The increase in net cash provided by financing activities was primarily the result of an increase in proceeds from the revolving credit facility of $86.0 million and a decrease in cash paid for contingent consideration up to our original estimates of $5.0 million, partially offset by an increase in payments on the revolving credit facility of $84.0 million for the six months ended March 31, 2023 from the six months ended March 31, 2022.
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
The Senior Secured Credit Facility accrued interest at Term SOFR (based upon an interest period of one, three or six months), plus an adjustment of 0.10%, plus an applicable margin of 2.25% to 3.25% (3.25% as of March 31, 2023), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) Term SOFR, plus an adjustment of 0.10%, plus 1.00%), plus an applicable margin of 0.25% to 1.25% (1.25% as of March 31, 2023), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest was payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility required us to pay unused commitment fees of 0.15% to 0.30% (0.30% as of March 31, 2023) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The Senior Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00 (ii) a maximum total leverage ratio of 5.00 to 1.00, provided, that for each of the four fiscal quarters immediately following a qualified acquisition (each a “Leverage Increase Period”), the required ratio set forth above may be increased by up to 0.25, subject to certain limitations and (iii) a maximum consolidated senior secured leverage ratio of 3.25 to 1.00, provided, that for each Leverage Increase Period, the consolidated senior leverage ratio may be increased by up to 0.25, subject to certain limitations. The maturity date of the Senior Secured Credit Facility was May 9, 2024. As of March 31, 2023, we were in compliance with these covenants, and there was $103.9 million available for borrowing under the revolving credit facility, subject to the financial covenants.
The Senior Secured Credit Facility was secured by substantially all of our assets. The lenders under the Senior Secured Credit Facility held senior rights to collateral and principal repayment over all other creditors.
The provisions of the Senior Secured Credit Facility placed certain restrictions and limitations upon us. These include, among others, restrictions on liens, investments, indebtedness, fundamental changes and dispositions, maintenance of certain financial ratios, and certain non-financial covenants pertaining to our activities during the period covered.
2023 Senior Secured Revolving Credit Facility
On May 8, 2023, i3 Verticals, LLC (the “Borrower”), entered into that certain Credit Agreement (the “2023 Credit Agreement”) with the guarantors and lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (“JPMorgan”). The 2023 Credit Agreement replaces the Senior Secured Credit Facility. The 2023 Credit Agreement provides for aggregate commitments of $450 million in the form of a senior secured revolving credit facility (the “Revolver”).

The 2023 Credit Agreement provides that the Borrower has the right to seek additional commitments to provide additional term loan facilities or additional revolving credit commitments in an aggregate principal amount up to, as of any date of determination, the sum of (i) the greater of $100 million and 100% of the Borrower’s consolidated EBITDA (as defined in the 2023 Credit Agreement) for the most recently completed four quarter period, plus (ii) the amount of certain prepayments of certain indebtedness, so long as, among other things, after giving pro forma effect to the incurrence of such additional borrowings and any related transactions, the Borrower’s consolidated interest coverage ratio (as defined in the 2023 Credit Agreement) would not be less than 3.0 to 1.0 and the Borrower’s consolidated total net leverage ratio (as defined in the 2023 Credit Agreement) would not exceed 5.0 to 1.0.

The provision of any such additional amounts under the additional term loan facilities or additional revolving credit commitments are subject to certain additional conditions and the receipt of certain additional commitments by existing or additional lenders. The lenders under the 2023 Credit Agreement are not under any obligation to provide any such additional term loan facilities or revolving credit commitments.

The proceeds of the Revolver, together with proceeds from any additional amounts under the additional term loan facilities or additional revolving credit commitments, may only be used by the Borrower to (i) finance working capital, capital expenditures and other lawful corporate purposes, (ii) finance permitted acquisitions (as defined in the 2023 Credit Agreement) and (iii) to refinance certain existing indebtedness.

Borrowings under the Revolver will be made, at the Borrower’s option, at the base rate or the Adjusted Term SOFR rate, plus, in each case, an applicable margin. The base rate is a fluctuating rate of interest per annum equal to the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%; provided, that the base rate shall not be less than 1% in any event. The Adjusted Term SOFR rate will be the rate of interest per annum equal to the Term SOFR rate (based upon an interest period of one, three or six months), plus 0.10%; provided, that the Adjusted Term SOFR rate shall not be less than 0% in any event. The applicable margin is based upon the Borrower’s consolidated total net leverage ratio (as defined in the 2023 Credit Agreement), as reflected in the schedule below:

Consolidated Total Net Leverage Ratio	Commitment Fee	Letter of Credit Fee	Term Benchmark Loans	Base Rate Loans
> 3.0 to 1.0	0.30%	3.00%	3.00%	2.00%
> 2.5 to 1.0 but < 3.0 to 1.0	0.25%	2.50%	2.50%	1.50%
> 2.0 to 1.0 but < 2.5 to 1.0	0.20%	2.25%	2.25%	1.25%
< 2.0 to 1.0	0.15%	2.00%	2.00%	1.00%
In addition to paying interest on outstanding principal under the Revolver, the Borrower will be required to pay a commitment fee equal to the product of between 0.15% and 0.30% (the applicable percentage depending on the Borrower’s consolidated total net leverage ratio as reflected in the schedule above) times the actual daily amount by which $450 million exceeds the total amount outstanding under the Revolver and available to be drawn under all outstanding letters of credit.

The Borrower will be permitted to voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans under the 2023 Credit Agreement, whether such amounts are issued under the Revolver or under the additional term loan facilities or additional revolving credit facilities, at any time without premium or penalty.

In addition, if the total amount borrowed under the Revolver exceeds $450 million at any time, the 2023 Credit Agreement requires the Borrower to prepay such excess outstanding amounts.

All obligations under the 2023 Credit Agreement are unconditionally guaranteed by the Company, and each of the Company’s existing and future direct and indirect material, wholly owned domestic subsidiaries, subject to certain exceptions. The obligations are secured by first-priority security interests in substantially all tangible and intangible assets of the Borrower, the Company and each subsidiary guarantor, in each case whether owned on the date of the initial borrowings or thereafter acquired..

The 2023 Credit Agreement places certain restrictions on the ability of the Borrower, the Company and their subsidiaries to, among other things, incur debt and liens; merge, consolidate or liquidate; dispose of assets; enter into hedging arrangements; make certain restricted payments; undertake transactions with affiliates; enter into sale-leaseback transactions; make certain investments; prepay or modify the terms of certain indebtedness; and modify the terms of certain organizational agreements.

The 2023 Credit Agreement contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, material judgments, certain ERISA events, invalidity of loan documents and certain changes in control.
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

At-the-Market Program
On August 20, 2021, we, together with i3 Verticals, LLC, entered into an at-the-market offering sales agreement with Raymond James & Associates, Inc., Morgan Stanley & Co. LLC and BTIG, LLC (each a “Sales Agent”), under which we may issue and sell, from time to time and through the Sales Agents, shares of our Class A common stock having an aggregate offering price of up to $125 million (the “ATM Program”). During the quarter ended March 31, 2023, we did not sell any Class A common stock under the ATM Program. As of March 31, 2023, we had a remaining capacity to sell up to $107 million of our Class A common stock under the ATM Program.
The proceeds from these issuances were used to repay outstanding indebtedness under the Senior Secured Credit Facility and for other general corporate purposes.
Material Cash Requirements
The following table summarizes our material cash requirements as of March 31, 2023 related to leases and borrowings:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(in thousands)
Processing minimums(1)	$3,475	$2,856	$619	$—	$—
Facility leases	18,346	5,217	7,976	3,523	1,630
Senior Secured Credit Facility and related interest(2)	298,195	21,645	276,550	—	—
Exchangeable Notes and related interest(3)	119,194	1,170	118,024	—	—
Contingent consideration(4)	22,259	20,756	1,503	—	—
Total	$461,469	$51,644	$404,672	$3,523	$1,630
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
2.We estimated interest payments through the maturity of our Senior Secured Credit Facility by applying the interest rate of 8.17% in effect on the outstanding balance as of March 31, 2023, plus the unused fee rate of 0.30% in effect as of March 31, 2023.
3.We calculated interest payments through the maturity of our Exchangeable Notes by applying the coupon interest rate of 1.0% on the principal balance as of March 31, 2023 of $117.0 million.
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
As of March 31, 2023, the total amount due under the Tax Receivable Agreement was $40.9 million, and payments to the Continuing Equity Owners related to exchanges through March 31, 2023 will range from $0 to $3.3 million per year and are expected to be paid over the next 24 years. The amounts recorded as of March 31, 2023, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.
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
As of March 31, 2023, there have been no significant changes to our critical accounting estimates disclosed in the Form 10-K filed with the SEC on November 18, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of March 31, 2023, the Senior Secured Credit Facility, as amended, consisted of a $375.0 million revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to $50.0 million in the aggregate (subject to the receipt of additional commitments for any such incremental loan amounts).
As of March 31, 2023, the Senior Secured Credit Facility accrued interest at Term SOFR (based upon an interest period of one, three or six months), plus an adjustment of 0.10%, plus an applicable margin of 2.25% to 3.25% (3.25% as of March 31, 2023), or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) Term SOFR, plus an adjustment of 0.10%, plus 1.00%), plus an applicable margin of 0.25% to 1.25% (1.25% as of March 31, 2023), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest was payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Senior Secured Credit Facility required us to pay unused commitment fees of 0.15% to 0.30% (0.30% as of March 31, 2023) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The Senior Credit Facility required maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.00 to 1.00 (ii) a maximum total leverage ratio of 5.00 to 1.00, provided, that for each of the four fiscal quarters immediately following a qualified acquisition (each a “Leverage Increase Period”), the required ratio set forth above may be increased by up to 0.25, subject to certain limitations and (iii) a maximum consolidated senior secured leverage ratio of 3.25 to 1.00, provided, that for each Leverage Increase Period, the consolidated senior leverage ratio may be increased by up to 0.25, subject to certain limitations. As of March 31, 2023, we were in compliance with these covenants, and there was $103.9 million available for borrowing under the revolving credit facility, subject to the financial covenants.
As of March 31, 2023, we had borrowings outstanding of $271.1 million outstanding under the Senior Secured Credit Facility. A 1.0% increase or decrease in the interest rate applicable to such borrowing (which was the Term SOFR rate) would have had a $2.7 million dollar impact on the results of the business.
Foreign Currency Exchange Rate Risk
As a result of our international operations, we are also exposed to foreign currency exchange rate risks. Because our international operations are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our consolidated results of operations, financial position, or cash flows for the three months ended March 31, 2023.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2
Amended and Restated Bylaws of i3 Verticals, Inc., as amended and restated on November 16, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2022) (File No. 001-38532)

10.1
Credit Agreement, dated as of May 8, 2023, among i3 Verticals, LLC, the guarantor and lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2023) (File No. 001-38532)

10.2
Security and Pledge Agreement, dated as of May 8, 2023, among i3 Verticals, LLC, the obligor parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2023) (File No. 001-38532)

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL and contained in Exhibit 101.

____________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

i3 Verticals, Inc.

		By:	/s/ Clay Whitson
Clay Whitson
Chief Financial Officer

Date:	May 10, 2023