Form 10-Q
period 2023-06-30
i3 Verticals, Inc.
filed 2023-08-09
CIK 1728688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of August 8, 2023, there were 23,246,734 outstanding shares of Class A common stock, $0.0001 par value per share, and 10,093,394 outstanding shares of Class B common stock, $0.0001 par value per share.

PART I. - FINANCIAL INFORMATION
Item 1.    Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	September 30,
	2023	2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$5,043	$3,490
Accounts receivable, net	60,781	53,334
Settlement assets	10,793	7,540
Prepaid expenses and other current assets	20,057	19,445
Total current assets	96,674	83,809
Property and equipment, net	12,123	5,670
Restricted cash	4,366	12,735
Capitalized software, net	65,459	52,341
Goodwill	409,042	353,639
Intangible assets, net	224,588	195,919
Deferred tax asset	42,715	43,458
Operating lease right-of-use assets	14,885	17,678
Other assets	5,972	5,063
Total assets	$875,824	$770,312

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$8,296	$9,342
Accrued expenses and other current liabilities	46,505	57,833
Settlement obligations	10,793	7,540
Deferred revenue	26,792	31,975
Current portion of operating lease liabilities	4,598	4,568
Total current liabilities	96,984	111,258
Long-term debt, less current portion and debt issuance costs, net	389,569	287,020
Long-term tax receivable agreement obligations	40,894	40,812
Operating lease liabilities, less current portion	11,284	13,994
Other long-term liabilities	24,151	9,540
Total liabilities	562,882	462,624
Commitments and contingencies (see Note 12)
Stockholders' equity
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2023 and September 30, 2022	—	—
Class A common stock, par value $0.0001 per share, 150,000,000 shares authorized; 23,193,447 and 22,986,448 shares issued and outstanding as of June 30, 2023 and September 30, 2022, respectively	2	2
Class B common stock, par value $0.0001 per share, 40,000,000 shares authorized; 10,108,218 and 10,118,142 shares issued and outstanding as of June 30, 2023 and September 30, 2022, respectively	1	1
Additional paid-in capital	239,917	241,958
Accumulated deficit	(17,492)	(23,582)
Total stockholders' equity	222,428	218,379
Non-controlling interest	90,514	89,309
Total equity	312,942	307,688
Total liabilities and equity	$875,824	$770,312

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022

Revenue	$93,931	$80,553	$273,832	$232,612

Operating expenses
Other costs of services	20,532	19,749	59,531	52,890
Selling, general and administrative	55,426	47,775	163,633	142,878
Depreciation and amortization	9,158	7,506	26,849	21,823
Change in fair value of contingent consideration	6,183	8,254	9,905	24,684
Total operating expenses	91,299	83,284	259,918	242,275

Income (loss) from operations	2,632	(2,731)	13,914	(9,663)

Interest expense, net	6,725	3,767	18,414	10,298
Other income	(92)	—	(295)	—
Total other expenses	6,633	3,767	18,119	10,298

Loss before income taxes	(4,001)	(6,498)	(4,205)	(19,961)

Provision for (benefit from) income taxes	2,077	(1,810)	1,896	(1,154)

Net loss	(6,078)	(4,688)	(6,101)	(18,807)

Net loss attributable to non-controlling interest	(923)	(960)	(742)	(5,178)
Net loss attributable to i3 Verticals, Inc.	$(5,155)	$(3,728)	$(5,359)	$(13,629)

Net loss per share attributable to Class A common stockholders:
Basic	$(0.22)	$(0.17)	$(0.23)	$(0.62)
Diluted	$(0.22)	$(0.17)	$(0.23)	$(0.62)
Weighted average shares of Class A common stock outstanding:
Basic	23,179,638	22,229,787	23,104,212	22,116,172
Diluted	23,179,638	22,229,787	23,104,212	22,116,172

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2022	22,986,448	$2	10,118,142	$1	$241,958	$(23,582)	$89,309	$307,688
Adoption of ASU 2020-06	—	—	—	—	(23,382)	11,449	—	(11,933)
Equity-based compensation	—	—	—	—	6,846	—	—	6,846
Net (loss) income	—	—	—	—	—	(240)	409	169
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	685	—	—	685
Exercise of equity-based awards	24,745	—	—	—	3	—	—	3
Allocation of equity to non-controlling interests	—	—	—	—	1,906	—	(1,906)	—
Balance at December 31, 2022	23,011,193	2	10,118,142	1	228,016	(12,373)	87,812	303,458
Equity-based compensation	—	—	—	—	6,802	—	—	6,802
Net income (loss)	—	—	—	—	—	36	(228)	(192)
Redemption of common units in i3 Verticals, LLC	9,924	—	(9,924)	—	86	—	(86)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	349	—	—	349
Exercise or release of equity-based awards	64,443	—	—	—	(606)	—	—	(606)
Allocation of equity to non-controlling interests	—	—	—	—	(2,205)	—	2,205	—
Issuance of Class A common stock under the 2020 Inducement Plan	82,170	—	—	—	2,000	—	—	2,000
Balance at March 31, 2023	23,167,730	2	10,108,218	1	234,442	(12,337)	89,703	311,811
Equity-based compensation	—	—	—	—	7,198	—	—	7,198
Net loss	—	—	—	—	—	(5,155)	(923)	(6,078)
Exercise of equity-based awards	25,717	—	—	—	11	—	—	11
Allocation of equity to non-controlling interests	—	—	—	—	(1,734)	—	1,734	—
Balance at June 30, 2023	23,193,447	$2	10,108,218	$1	$239,917	$(17,492)	$90,514	$312,942

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

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(6,101)	$(18,807)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,849	21,823
Equity-based compensation	20,846	19,680
Amortization of debt discount and issuance costs	1,312	4,312
Provision for (benefit from) income taxes	1,860	(1,154)
Non-cash lease expense	3,464	3,684
Increase in non-cash contingent consideration expense from original estimate	9,905	24,684
Other non-cash adjustments to net income	946	1,047
Changes in operating assets:
Accounts receivable	2,961	(4,800)
Prepaid expenses and other current assets	(200)	(2,735)
Other assets	(980)	(1,837)
Changes in operating liabilities:
Accounts payable	(1,111)	242
Accrued expenses and other current liabilities	(1,548)	5,874
Acquisition escrow obligations	(8,370)	5,189
Settlement obligations	3,253	912
Deferred revenue	(9,319)	(7,325)
Operating lease liabilities	(3,339)	(3,544)
Other long-term liabilities	2	—
Contingent consideration paid in excess of original estimates	(10,807)	(11,405)
Net cash provided by operating activities	29,623	35,840

Cash flows from investing activities:
Expenditures for property and equipment	(3,110)	(1,395)
Expenditures for capitalized software	(8,914)	(7,199)
Purchases of merchant portfolios and residual buyouts	(462)	—
Acquisitions of businesses, net of cash and restricted cash acquired	(101,997)	(100,715)
Payments for other investing activities	(1,227)	(41)
Proceeds from investments	295	—
Net cash used in investing activities	(115,415)	(109,350)

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Nine months ended June 30,
	2023	2022
Cash flows from financing activities:
Proceeds from revolving credit facility	310,436	258,665
Payments on revolving credit facility	(222,055)	(155,655)
Payments of debt issuance costs	(694)	—
Cash paid for contingent consideration	(4,835)	(17,378)
Proceeds from stock option exercises	154	617
Payments for employee's tax withholdings from net settled stock option exercises and RSU releases	(777)	(554)
Net cash provided by financing activities	82,229	85,695

Net (decrease) increase in cash, cash equivalents and restricted cash	(3,563)	12,185
Cash, cash equivalents and restricted cash at beginning of period	23,765	17,931
Cash, cash equivalents and restricted cash at end of period	$20,202	$30,116

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,488	$5,428
Cash paid for income taxes	$1,931	$835
The following tables provide reconciliations of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to that shown in the condensed consolidated statements of cash flows:

	September 30,
	2022	2021
Beginning balance
Cash and cash equivalents	$3,490	$3,641
Settlement assets	7,540	4,768
Restricted cash	12,735	9,522
Total cash, cash equivalents, and restricted cash	$23,765	$17,931

	June 30,
	2023	2022
Ending balance
Cash and cash equivalents	$5,043	$9,046
Settlement assets	10,793	6,365
Restricted cash	4,366	14,705
Total cash, cash equivalents, and restricted cash	$20,202	$30,116
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the reporting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the unaudited condensed consolidated financial statements of the Company and its subsidiaries as of June 30, 2023 and for the three and nine months ended June 30, 2023 and 2022. The results of operations for the three and nine months ended June 30, 2023 and 2022 are not necessarily indicative of the operating results for the full year.
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
Settlement Assets and Obligations
Settlement assets and obligations result when funds are temporarily held or owed by the Company on behalf of merchants, consumers, schools, and other institutions. Timing differences, interchange expenses, merchant reserves and exceptional items cause differences between the amount received from the card networks and the amount funded to counterparties. These balances arising in the settlement process are reflected as settlement assets and obligations on the accompanying consolidated balance sheets. With the exception of merchant reserves, settlement assets or settlement obligations are generally collected and paid within one to four days. Settlement assets and settlement obligations were both $10,793 as of June 30, 2023 and $7,540 as of September 30, 2022, respectively.
Inventories
Inventories consist of point-of-sale equipment to be sold to customers and are stated at the lower of cost, determined on a weighted average or specific basis, or net realizable value. Inventories were $4,537 and $4,121 at June 30, 2023 and September 30, 2022, respectively, and are included within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
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
The operating results of an acquisition are included in the Company’s condensed consolidated statements of operations from the date of such acquisition. Acquisitions completed during the nine months ended June 30, 2023 contributed $13,417 and $3,713 of revenue and net income, respectively, to the Company's condensed consolidated statements of operations for the nine months then ended.
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
The Company's revenue for the nine months ended June 30, 2023 and 2022 is derived from the following sources:
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
•Payments — Includes discount fees, gateway fees and other related fixed transaction or service fees.
•Other — Includes sales of equipment, non-software related professional services and other revenues.

	For the Three Months Ended June 30, 2023
	Software and Services	Merchant Services	Other	Total
Software and related services revenue	$43,971	$3,303	$(6)	$47,268
Payments revenue	12,261	29,733	(4)	41,990
Other revenue	2,669	2,004	—	4,673
Total revenue	$58,901	$35,040	$(10)	$93,931

	For the Three Months Ended June 30, 2022
	Software and Services	Merchant Services	Other	Total
Software and related services revenue	$35,667	$3,349	$(10)	$39,006
Payments revenue	9,559	27,135	(11)	36,683
Other revenue	2,613	2,230	21	4,864
Total revenue	$47,839	$32,714	$—	$80,553

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

	For the Nine Months Ended June 30, 2023
	Software and Services	Merchant Services	Other	Total
Software and related services revenue	$126,215	$9,499	$(25)	$135,689
Payments revenue	39,299	84,976	(22)	124,253
Other revenue	7,397	6,493	—	13,890
Total revenue	$172,911	$100,968	$(47)	$273,832

	For the Nine Months Ended June 30, 2022
	Software and Services	Merchant Services	Other	Total
Software and related services revenue	$105,023	$9,319	$(26)	$114,316
Payments revenue	29,341	75,365	(29)	104,677
Other revenue	7,211	6,387	21	13,619
Total revenue	$141,575	$91,071	$(34)	$232,612

The tables below present a disaggregation of the Company's revenue from contracts with customers by timing of transfer of goods or services by segment. For the three and nine months ended June 30, 2022, $10,170 and $29,716, respectively, was included in revenue earned at a point in time related to professional services or other stand ready contract revenue for fixed service fee arrangements. These types of revenue are included in revenue earned over time for the three and nine months ended June 30, 2023. The Company's revenue included in each category are defined as follows:
•Revenue earned over time — Includes discount fees, gateway fees, sales of SaaS, ongoing support or other stand-ready obligations and professional services.
•Revenue earned at a point in time — Includes point in time service fees that are not stand-ready obligations, software licenses sold as functional intellectual property and other equipment.

	For the Three Months Ended June 30, 2023
	Software and Services	Merchant Services	Other	Total
Revenue earned over time	$54,555	$29,891	$(7)	$84,439
Revenue earned at a point in time	4,346	5,149	(3)	9,492
Total revenue	$58,901	$35,040	$(10)	$93,931

	For the Three Months Ended June 30, 2022
	Software and Services	Merchant Services	Other	Total
Revenue earned over time	$33,951	$25,643	$(10)	$59,584
Revenue earned at a point in time	13,888	7,071	10	20,969
Total revenue	$47,839	$32,714	$—	$80,553

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

	For the Nine Months Ended June 30, 2023
	Software and Services	Merchant Services	Other	Total
Revenue earned over time	$159,564	$85,472	$(26)	$245,010
Revenue earned at a point in time	13,347	15,496	(21)	28,822
Total revenue	$172,911	$100,968	$(47)	$273,832

	For the Nine Months Ended June 30, 2022
	Software and Services	Merchant Services	Other	Total
Revenue earned over time	$99,390	$70,976	$(27)	$170,339
Revenue earned at a point in time	42,185	20,095	(7)	62,273
Total revenue	$141,575	$91,071	$(34)	$232,612

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
As of June 30, 2023 and September 30, 2022, the Company’s contract assets from contracts with customers was $12,910 and $9,716, respectively.
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

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following tables present the changes in deferred revenue as of and for the nine months ended June 30, 2023 and 2022, respectively:

Balance at September 30, 2022	$32,089
Deferral of revenue	19,334
Recognition of unearned revenue	(13,925)
Balance at December 31, 2022	37,498
Deferral of revenue	10,475
Recognition of unearned revenue	(14,286)
Balance at March 31, 2023	33,687
Deferral of revenue	8,788
Recognition of unearned revenue	(15,478)
Balance at June 30, 2023	$26,997

Balance at September 30, 2021	$30,024
Deferral of revenue	21,032
Recognition of unearned revenue	(15,735)
Balance at December 31, 2021	35,321
Deferral of revenue	11,047
Recognition of unearned revenue	(16,034)
Balance at March 31, 2022	30,334
Deferral of revenue	8,131
Recognition of unearned revenue	(15,742)
Balance at June 30, 2022	$22,723

Costs to Obtain and Fulfill a Contract
The Company capitalizes incremental costs to obtain new contracts and contract renewals and amortizes these costs on a straight-line basis as an expense over the benefit period, which is generally the contract term, unless a commensurate payment is not expected at renewal. As of June 30, 2023 and September 30, 2022, the Company had $4,650 and $4,185, respectively, of capitalized contract costs, which relates to commissions paid to employees and agents as well as other incentives given to customers to obtain new sales, included within “Other assets" on the condensed consolidated balance sheets. The Company recorded expense related to these costs of $203 and $579 for the three and nine months ended June 30, 2023, respectively, and $187 and $532 for the three and nine months ended June 30, 2022, respectively.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
3. ACQUISITIONS
During the nine months ended June 30, 2023 and 2022, the Company acquired the following intangible assets and businesses:
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
During the nine months ended June 30, 2023, the Company purchased $462 in residuals using a combination of cash on hand and borrowings on the Company's revolving credit facility. The acquired residual buyout intangible asset has an estimated amortization period of eight years. The Company did not acquire any residuals during the nine months ended June 30, 2022.
Referral Agreements
From time to time, the Company enters into referral agreements with agent banks or other organizations (“referral partner”). Under these agreements, the referral partner refers its customers to the Company for credit card processing services. Total consideration paid for these agreements in the nine months ended June 30, 2023 was $420, all of which was settled with cash on hand. Because the Company pays an up-front fee to compensate the referral partner, the amount is treated as an asset acquisition in which the Company has acquired an intangible stream of referrals. This asset is amortized over a straight-line period of five years.
Purchase of Celtic Cross Holdings, Inc. and Celtic Systems Pvt. Ltd.
During the nine months ended June 30, 2023, the Company completed the acquisition of Celtic Cross Holdings, Inc., in Scottsdale, Arizona and Celtic Systems Pvt. Ltd. in Vadodara, India (collectively "Celtic") to expand the Company’s software offerings in the Public Sector vertical. Celtic is within the Software and Services segment. Total purchase consideration consisted of $85,000 in cash consideration, funded by proceeds from the Company's revolving credit facility. Certain of the purchase price allocations assigned for this acquisition is considered preliminary as of June 30, 2023.
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
Acquisition-related costs for this acquisition amounted to approximately $1,748 and were expensed as incurred.

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
Other Business Combinations during the nine months ended June 30, 2023
The Company completed the acquisition of two other businesses to expand the Company's software offerings. The total purchase consideration was $19,757, including $16,997 in cash consideration, funded by proceeds from the Company's revolving credit facility, $2,000 of the Company's Class A Common Stock, and $760 contingent consideration. In connection with this acquisition, the Company allocated approximately $180 of the consideration to net working capital, approximately $374 to property and equipment, approximately $670 to capitalized software, approximately $8,400 to customer relationships, approximately $100 to trade names, and the remainder, approximately $12,808, to goodwill, of which $2,864 is deductible for tax purposes, and approximately $2,778 to other long-term liabilities. Certain of the purchase price allocations assigned for this acquisition is considered preliminary as of June 30, 2023. The acquired capital software and customer relationships intangible asset have estimated amortization periods of seven to eight years and ten to fifteen years, respectively.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Pro Forma Results of Operations for Business Combinations during the nine months ended June 30, 2023
The following unaudited supplemental pro forma results of operations have been prepared as though each of the acquired businesses in the nine months ended June 30, 2023 had occurred on October 1, 2021. Pro forma adjustments were made to reflect the impact of depreciation and amortization, changes to executive compensation and the increased debt, all in accordance with ASC 805. This supplemental pro forma information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made on these dates, or of results of operations that may occur in the future.

	Nine months ended June 30,
	2023	2022
Revenue	$275,206	$249,808
Net loss	$(6,145)	$(17,477)
Business Combinations during the year ended September 30, 2022
During the year ended September 30, 2022, the Company completed the acquisitions of three businesses to expand the Company’s software offerings in the Public Sector and Healthcare vertical markets. Certain of the purchase price allocations assigned for these acquisitions are considered preliminary as of June 30, 2023.
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

Accounts receivable	$651
Settlement assets	685
Prepaid expenses and other current assets	83
Property and equipment	190
Capitalized software	9,790
Acquired merchant relationships	41,090
Trade name	1,550
Goodwill	61,347
Operating lease right-of-use assets	263
Other assets	22
Total assets acquired	115,671

Accrued expenses and other current liabilities	287
Settlement obligations	685
Deferred revenue, current	30
Current portion of operating lease liabilities	82
Operating lease liabilities, less current portion	181
Other long-term liabilities	6,725
Net assets acquired	$107,681

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
A summary of the Company's prepaid expenses and other current assets as of June 30, 2023 and September 30, 2022 is as follows:

	June 30,	September 30,
	2023	2022
Inventory	$4,537	$4,121
Prepaid licenses	7,813	5,743
Prepaid insurance	1,126	736
Notes receivable — current portion	5,106	4,930
Other current assets	1,475	3,915
Prepaid expenses and other current assets	$20,057	$19,445

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
5. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill are as follows:

	Software and Services	Merchant Services	Other	Total
Balance at September 30, 2022	$234,553	$119,086	$—	$353,639
Goodwill attributable to preliminary purchase price adjustments and acquisitions during the nine months ended June 30, 2023	52,540	2,863	—	55,403
Balance at June 30, 2023	$287,093	$121,949	$—	$409,042
Intangible assets consisted of the following as of June 30, 2023:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Merchant relationships	$310,501	$(93,806)	$216,695	9 to 25 years – accelerated or straight-line
Non-compete agreements	1,390	(1,040)	350	3 to 6 years – straight-line
Website and brand development costs	267	(210)	57	3 to 4 years – straight-line
Trade names	8,471	(5,293)	3,178	3 to 7 years – straight-line
Residual buyouts	6,632	(2,745)	3,887	8 years – straight-line
Referral and exclusivity agreements	1,220	(842)	378	5 years – straight-line
Total finite-lived intangible assets	328,481	(103,936)	224,545

Indefinite-lived intangible assets:
Trademarks	43	—	43
Total identifiable intangible assets	$328,524	$(103,936)	$224,588
Amortization expense for intangible assets amounted to $15,315 and $13,303 during the nine months ended June 30, 2023 and 2022 respectively.
Based on net carrying amounts at June 30, 2023, the Company's estimate of future amortization expense for intangible assets are presented in the table below for fiscal years ending September 30:

2023 (three months remaining)	$5,066
2024	19,558
2025	19,266
2026	18,794
2027	18,174
Thereafter	143,687
$224,545

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
6. ACCRUED EXPENSES AND OTHER LIABILITIES
A summary of the Company's accrued expenses and other current liabilities as of June 30, 2023 and September 30, 2022 is as follows is as follows:

	June 30,	September 30,
	2023	2022
Accrued wages, bonuses, commissions and vacation	$10,136	$8,117
Accrued interest	1,545	642
Accrued contingent consideration — current portion	16,680	21,385
Escrow liabilities	3,915	12,285
Tax receivable agreement liability — current portion	21	20
Customer deposits	1,473	1,575
Employee health self-insurance liability	638	732
Accrued interchange	1,299	2,096
Other current liabilities	10,798	10,981
Accrued expenses and other current liabilities	$46,505	$57,833
A summary of the Company's long-term liabilities as of June 30, 2023 and September 30, 2022 is as follows:

	June 30,	September 30,
	2023	2022
Accrued contingent consideration — long-term portion	$1,176	$1,448
Deferred tax liability — long-term	22,687	7,896
Other long-term liabilities	288	196
Total other long-term liabilities	$24,151	$9,540

7. LONG-TERM DEBT, NET
A summary of long-term debt, net as of June 30, 2023 and September 30, 2022 is as follows:

		June 30,	September 30,
	Maturity	2023	2022
Revolving lines of credit to banks under the 2023 Senior Secured Credit Facility	May 8, 2028	$277,400	$—
Revolving lines of credit to banks under the Prior Senior Secured Credit Facility	May 9, 2024	—	185,017
1% Exchangeable Senior Notes due 2025	February 15, 2025	117,000	104,557
Debt issuance costs, net		(4,831)	(2,554)
Total long-term debt, net of issuance costs		$389,569	$287,020
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
As of June 30, 2023, the aggregate principal amount outstanding of the Exchangeable Notes was $117,000.
For a discussion of the terms of the Exchangeable Notes, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
Non-cash interest expense, including amortization of debt issuance costs, related to the Exchangeable Notes for the three and nine months ended June 30, 2023 was $241 and $701, respectively $169 and $492 for the three and nine months ended June 30, 2022, respectively. Total unamortized debt issuance costs related to the Exchangeable Notes were $1,749 as of June 30, 2023.
The estimated fair value of the Exchangeable Notes was $108,206 as of June 30, 2023. The estimated fair value of the Exchangeable Notes was determined through consideration of quoted market prices for similar instruments. The fair value is classified as Level 2, as defined in Note 10.
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
2023 Senior Secured Revolving Credit Facility
On May 8, 2023, i3 Verticals, LLC (the “Borrower”), entered into that certain Credit Agreement (the “2023 Credit Agreement”) with the guarantors and lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (“JPMorgan”). The 2023 Credit Agreement replaces the Prior Senior Secured Credit Facility (as defined below). The 2023 Credit Agreement provides for aggregate commitments of $450 million in the form of a senior secured revolving credit facility (the “Revolver”).

The 2023 Credit Agreement provides that the Borrower has the right to seek additional commitments to provide additional term loan facilities or additional revolving credit commitments in an aggregate principal amount up to, as of any date of determination, the sum of (i) the greater of $100 million and 100% of the Borrower’s consolidated EBITDA (as defined in the 2023 Credit Agreement) for the most recently completed four quarter period, plus (ii) the amount of certain prepayments of certain indebtedness, so long as, among other things, after giving pro forma effect to the incurrence of such additional borrowings and any related transactions, the Borrower’s consolidated interest coverage ratio (as defined in the 2023 Credit Agreement) would not be less than 3.0 to 1.0 and the Borrower’s consolidated total net leverage ratio (as defined in the 2023 Credit Agreement) would not exceed 5.0 to 1.0. As of June 30, 2023, the Borrower's consolidated interest coverage ratio was 4.31x and total leverage ratio was 4.00x.

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

Borrowings under the Revolver will be made, at the Borrower’s option, at the Adjusted Term SOFR rate or the base rate, plus, in each case, an applicable margin.

The Adjusted Term SOFR rate will be the rate of interest per annum equal to the Term SOFR rate (based upon an interest period of one, three or six months), plus 0.10%, plus an applicable margin of 2.00% to 3.00% (3.00% at June 30, 2023). The Adjusted Term SOFR rate shall not be less than 0% in any event.

The base rate is a fluctuating rate of interest per annum equal to the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%, plus an applicable margin of 1.00% to 2.00% (2.00% at June 30, 2023). The base rate shall not be less than 1% in any event.

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

In addition to paying interest on outstanding principal under the Revolver, the Borrower will be required to pay a commitment fee equal to the product of between 0.15% and 0.30% (the applicable percentage depending on the Borrower’s consolidated total net leverage ratio as reflected in the schedule above, 0.30% at June 30, 2023) times the actual daily amount by which $450 million exceeds the total amount outstanding under the Revolver and available to be drawn under all outstanding letters of credit.

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

The 2023 Credit Agreement contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, material judgments, certain events with respect to employee benefit plans, invalidity of loan documents and certain changes in control.
Prior Senior Secured Credit Facility
On May 9, 2019, the Company replaced its then existing credit facility with a new credit agreement (the "Prior Senior Secured Credit Facility") (as noted above, the Prior Senior Secured Credit Facility was replaced by the 2023 Credit Agreement in May 2023). Effective October 3, 2022, the Prior Senior Secured Credit Facility, as amended, consisted of a $375,000 revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to $50,000 in the aggregate (subject to the receipt of additional commitments for any such incremental loan amounts).

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Prior Senior Secured Credit Facility accrued interest at Term SOFR (based upon an interest period of one, three or six months), plus an adjustment of 0.10%, plus an applicable margin of 2.25% to 3.25%, or the base rate (defined as the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50% and (z) Term SOFR, plus an adjustment of 0.10%, plus 1.00%), plus an applicable margin of 0.25% to 1.25%, in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest was payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the Prior Senior Secured Credit Facility required the Company to pay unused commitment fees of 0.15% to 0.30% on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.25% on the maximum amount available to be drawn under each letter of credit issued under the agreement.
Debt issuance costs
The Company incurred $2,814 and $3,079 in debt issuance costs during the three and nine months ended June 30, 2023, respectively, and did not incur any debt issuance costs during the three and nine months ended June 30, 2022. The Company's debt issuance costs are being amortized over the related term of the debt using the straight-line method, which is not materially different than the effective interest rate method, and are presented net against long-term debt in the condensed consolidated balance sheets. The amortization of deferred debt issuance costs is included in interest expense and amounted to approximately $583 and $1,312 during the three and nine months ended June 30, 2023, respectively and $263 and $776 during the three and nine months ended June 30, 2022, respectively.

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
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. When the estimate of the annual effective tax rate is unreliable, the Company records its income tax expense or benefit based up on a period to date effective tax rate. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the Company’s estimated tax rate changes, it makes a cumulative adjustment in that period. The Company’s provision for income taxes was a provision of $2,077 and $1,896 for the three and nine months ended June 30, 2023, and a benefit of $1,810 and $1,154 during the three and nine months ended June 30, 2022.
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
During the nine months ended June 30, 2023, the Company acquired an aggregate of 9,924 Common Units in i3 Verticals, LLC in connection with the redemption of Common Units from the Continuing Equity Owners, which resulted in an increase in the tax basis of our investment in i3 Verticals, LLC subject to the provisions of the Tax Receivable Agreement. As a result of the exchange, during the nine months ended June 30, 2023 the Company recognized an increase to its net deferred tax assets in the amount of $98, and corresponding Tax Receivable Agreement liabilities of $83, representing 85% of the tax benefits due to Continuing Equity Owners.
The deferred tax asset and corresponding Tax Receivable Agreement liability balances were $39,808 and $40,915, respectively, as of June 30, 2023.
Payments to the Continuing Equity Owners related to exchanges through June 30, 2023 will range from $0 to $3,321 per year and are expected to be paid over the next 24 years. The amounts recorded as of June 30, 2023, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

9. LEASES
The Company’s leases consist primarily of real estate leases throughout the markets in which the Company operates. At contract inception, the Company determines whether an arrangement is or contains a lease, and for each identified lease, evaluates the classification as operating or financing. The Company had no finance leases as of June 30, 2023. Leased assets and obligations are recognized at the lease commencement date based on the present value of fixed lease payments to be made over the term of the lease. Renewal and termination options are factored into determination of the lease term only if the option is reasonably certain to be exercised. The weighted-average remaining lease term at June 30, 2023 and 2022 was four and five years, respectively. The Company had no significant short-term leases during the three and nine months ended June 30, 2023 and 2022.
The Company’s leases do not provide a readily determinable implicit interest rate and the Company uses its incremental borrowing rate to measure the lease liability and corresponding right-of-use asset. The incremental borrowing rates were determined based on a portfolio approach considering the Company’s current secured borrowing rate adjusted for market conditions and the length of the lease term. The weighted-average discount rate used in the measurement of our lease liabilities was 7.7% and 7.6% as of June 30, 2023 and 2022, respectively.
Operating lease cost is recognized on a straight-line basis over the lease term. Operating lease costs were $1,378 and $4,287 for the three and nine months ended June 30, 2023, respectively and $1,469 and $4,415 for the three and nine months ended June 30, 2022, respectively, which are included in selling, general and administrative expenses in the condensed consolidated statements of operations.
Total operating lease costs for the three and nine months ended June 30, 2023 include variable lease costs of approximately $44 and $64, respectively and $14 and $58 for the three and nine months ended June 30, 2022, respectively, which are primarily comprised of costs of maintenance and utilities and changes in rates, and are determined based on the actual costs incurred during the period. Variable payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Short-term rent expense for the three and nine months ended June 30, 2023 were $54 and $164, respectively and were $51 and $144 for the three and nine months ended June 30, 2022, respectively, and are included in selling, general and administrative expenses in the condensed consolidated statements of operations.
As of June 30, 2023, maturities of lease liabilities are as follows:

Years ending September 30:
2023 (three months remaining)	$1,366
2024	4,945
2025	4,329
2026	3,381
2027	1,597
Thereafter	2,017
Total future minimum lease payments (undiscounted)(1)	17,635
Less: present value discount	(1,753)
Present value of lease liability	$15,882
__________________________
1.Total future minimum lease payments excludes payments of $43 for leases designated as short-term leases, which are excluded from the Company's right-of-use assets. These payments will be made within the next twelve months.

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
The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, settlement assets and obligations, accounts receivable, other assets, accounts payable, and accrued expenses, approximated their fair values as of June 30, 2023 and 2022, because of the relatively short maturity dates on these instruments. The carrying amount of debt approximates fair value as of June 30, 2023 and 2022, because interest rates on these instruments approximate market interest rates.

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

Accrued Contingent Consideration
Balance at September 30, 2022	$22,833
Contingent consideration accrued at time of business combination	760
Change in fair value of contingent consideration included in Operating expenses	9,905
Contingent consideration paid	(15,642)
Balance at June 30, 2023	$17,856

Accrued Contingent Consideration
Balance at September 30, 2021	$36,229
Contingent consideration accrued at time of business combination	6,281
Change in fair value of contingent consideration included in Operating expenses	24,684
Contingent consideration paid	(28,783)
Balance at June 30, 2022	$38,411
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
Approximately $16,680 and $21,385 of contingent consideration was recorded in accrued expenses and other current liabilities as of June 30, 2023 and September 30, 2022, respectively. Approximately $1,176 and $1,448 of contingent consideration was recorded in other long-term liabilities as of June 30, 2023 and September 30, 2022, respectively.
Disclosure of Fair Values
The Company's financial instruments that are not remeasured at fair value include the Exchangeable Notes (see Note 7). The Company estimates the fair value of the Exchangeable Notes through consideration of quoted market prices of similar instruments, classified as Level 2 as described above. The estimated fair value of the Exchangeable Notes was $108,206 as of June 30, 2023.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
11. EQUITY-BASED COMPENSATION
A summary of equity-based compensation expense recognized during the three and nine months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Stock options	$6,061	$6,399	$18,341	$19,065
Restricted stock units	1,137	400	2,505	615
Equity-based compensation expense	$7,198	$6,799	$20,846	$19,680
Amounts are included in general and administrative expense on the condensed consolidated statements of operations. Income tax benefits of $197 and $305 were recognized during the three and nine months ended June 30, 2023, respectively, and $169 and $264 during the three and nine months ended June 30, 2022, respectively.
In May 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) under which the Company may grant up to 3,500,000 stock options and other equity-based awards to employees, directors and officers. The number of shares of Class A common stock available for issuance under the 2018 Plan includes an annual increase on the first day of each calendar year equal to 4.0% of the outstanding shares of all classes of the Company's common stock as of the last day of the immediately preceding calendar year, unless the Company’s board of directors determines prior to the last trading day of December of the immediately preceding calendar year that the increase shall be less than 4.0%. As of June 30, 2023, equity awards with respect to 888,780 shares of the Company's Class A common stock were available for grant under the 2018 Plan.
In September 2020, the Company adopted the 2020 Acquisition Equity Incentive Plan (the “2020 Inducement Plan”) under which the Company may grant up to 1,500,000 stock options and other equity-based awards to individuals that were not previously employees of the Company or its subsidiaries in connection with acquisitions, as a material inducement to the individual's entry into employment with the Company or its subsidiaries within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. In May 2021, the Company amended the 2020 Inducement Plan to increase the number of shares of the Company's Class A common stock available for issuance from 1,500,000 to 3,000,000 shares. As of June 30, 2023, equity awards with respect to 1,115,568 shares of the Company's Class A common stock were available for grant under the 2020 Inducement Plan.
Share-based compensation expense includes the estimated effects of forfeitures, which will be adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.
Stock Options
The Company has issued stock option awards under the 2018 Plan and the 2020 Inducement Plan. The fair value of the stock option awards during the nine months ended June 30, 2023 and during the year ended September 30, 2022 was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	June 30, 2023	September 30, 2022
Expected volatility(1)	54.9%	55.7%
Expected dividend yield(2)	—%	—%
Expected term(3)	6 years	6 years
Risk-free interest rate(4)	3.9%	1.6%
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

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
A summary of stock option activity for the nine months ended June 30, 2023 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at September 30, 2022	8,222,322	$25.07
Granted	1,246,629	24.14
Exercised	(286,256)	19.05
Forfeited	(351,076)	27.48
Outstanding at June 30, 2023	8,831,619	$25.04

Exercisable at June 30, 2023	5,679,982	$24.56
The weighted-average grant date fair value of stock options granted during the nine months ended June 30, 2023 was $13.69.
As of June 30, 2023, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $28,792, which is expected to be recognized over a weighted-average period of 2.08 years. The Company's policy is to account for forfeitures of stock-based compensation awards as they occur.
The total fair value of stock options that vested during the three and nine months ended June 30, 2023 was $4,457 and $22,629, respectively.
Restricted Stock Units
The Company has issued Class A common stock in the form of restricted stock units ("RSUs") under the 2018 Plan.
A summary of activity related to restricted stock units for the nine months ended June 30, 2023 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2022	486,652	$24.93
Granted	524,132	25.32
Vested	(63,484)	26.59
Forfeited	(56,631)	24.25
Outstanding at June 30, 2023	890,669	$24.93
As of June 30, 2023, total unrecognized compensation expense related to unvested RSUs, including an estimate for pre-vesting forfeitures, was $13,244, which is expected to be recognized over a weighted average period of 3.31 years.
$1,688 of RSUs vested during the nine months ended June 30, 2023.
12. COMMITMENTS AND CONTINGENCIES
Leases
The Company utilizes office space and equipment under operating leases. Rent expense under these leases amounted to $1,432 and $4,451 during the three and nine months ended June 30, 2023, respectively, and $1,520 and $4,559 during the three and nine months ended June 30, 2022, respectively. Refer to Note 9 for further discussion and a table of the future minimum payments under these leases.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Minimum Processing Commitments
The Company has non-exclusive agreements with several processors to provide the Company services related to transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Certain of these agreements require the Company to submit a minimum monthly number of transactions for processing. If the Company submits a number of transactions that is lower than the minimum, it is required to pay to the processor the fees the processor would have received if the Company had submitted the required minimum number of transactions. As of June 30, 2023, such minimum fee commitments were as follows:

Years ending September 30:
2023 (three months remaining)	$1,225
2024	2,077
2025	—
2026	—
2027	—
Thereafter	—
Total	$3,302
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
Litigation
With respect to all legal, regulatory and governmental proceedings, and in accordance with ASC 450-20, Contingencies—Loss Contingencies, the Company considers the likelihood of a negative outcome. If the Company determines the likelihood of a negative outcome with respect to any such matter is probable and the amount of the loss can be reasonably estimated, the Company records an accrual for the estimated amount of loss for the expected outcome of the matter. If the likelihood of a negative outcome with respect to material matters is reasonably possible and the Company is able to determine an estimate of the amount of possible loss or a range of loss, whether in excess of a related accrued liability or where there is no accrued liability, the Company discloses the estimate of the amount of possible loss or range of loss. However, the Company in some instances may be unable to estimate an amount of possible loss or range of loss based on the significant uncertainties involved in, or the preliminary nature of, any such material matter, and in these instances the Company will disclose the nature of the contingency and describe why the Company is unable to determine an estimate of possible loss or range of loss.
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
The Company is unable to predict the outcome of this litigation. While we do not believe that this matter will have a material adverse effect on our business or financial condition, we cannot give assurance that this matter will not have a material effect on our results of operations or cash flows for the period in which it is resolved.
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

13. RELATED PARTY TRANSACTIONS
In connection with the Company’s IPO, the Company and i3 Verticals, LLC entered into a Tax Receivable Agreement with the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that it actually realizes, or in some

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
circumstances, is deemed to realize in its tax reporting, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of Common Units of i3 Verticals, LLC for Class A common stock of i3 Verticals, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. See Note 8 for further information. As of June 30, 2023, the total amount due under the Tax Receivable Agreement was $40,915.
14. SEGMENTS
The Company determines its operating segments based on ASC 280, Segment Reporting, in alignment with how the chief operating decision-making group monitors and manages the performance of the business as well as the level at which financial information is reviewed. The Company’s operating segments are strategic business units that offer different products and services.
The Company's core business is delivering seamlessly integrated software and payment solutions customers in strategic vertical markets. This is accomplished through the Merchant Services and Software and Services segments.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Company primarily uses processing margin to measure operating performance. Processing margin is equal to revenue less other cost of services plus residuals expense, which are a component of other cost of services. The following is a summary of reportable segment operating performance for the three and nine months ended June 30, 2023 and 2022.

	As of and for the Three Months Ended June 30, 2023
	Software and Services	Merchant Services	Other	Total
Revenue	$58,901	$35,040	$(10)	$93,931
Other costs of services	(4,164)	(16,379)	11	(20,532)
Residuals	595	10,947	(5)	11,537
Processing margin	$55,332	$29,608	$(4)	$84,936

Residuals				(11,537)
Selling, general and administrative				(55,426)
Depreciation and amortization				(9,158)
Change in fair value of contingent consideration				(6,183)
Income from operations				$2,632

Total assets	$614,290	$204,539	$56,995	$875,824
Goodwill	$287,093	$121,949	$—	$409,042

	As of and for the Nine Months Ended June 30, 2023
	Software and Services	Merchant Services	Other	Total
Revenue	$172,911	$100,968	$(47)	$273,832
Other costs of services	(11,916)	(47,665)	50	(59,531)
Residuals	1,917	30,795	(25)	32,687
Processing margin	$162,912	$84,098	$(22)	$246,988

Residuals				(32,687)
Selling, general and administrative				(163,633)
Depreciation and amortization				(26,849)
Change in fair value of contingent consideration				(9,905)
Income from operations				$13,914

Total assets	$614,290	$204,539	$56,995	$875,824
Goodwill	$287,093	$121,949	$—	$409,042

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

	As of and for the Three Months Ended June 30, 2022
	Software and Services	Merchant Services	Other	Total
Revenue	$47,839	$32,714	$—	$80,553
Other costs of services	(3,456)	(16,303)	10	(19,749)
Residuals	348	10,320	(11)	10,657
Processing Margin	$44,731	$26,731	$(1)	$71,461

Residuals				(10,657)
Selling, general and administrative				(47,775)
Depreciation and amortization				(7,506)
Change in fair value of contingent consideration				(8,254)
Loss from operations				$(2,731)

Total assets	$510,336	$204,656	$65,432	$780,424
Goodwill	$234,796	$119,086	$—	$353,882

	As of and for the Nine Months Ended June 30, 2022
	Software and Services	Merchant Services	Other	Total
Revenue	$141,575	$91,071	$(34)	$232,612
Other costs of services	(9,660)	(43,273)	43	(52,890)
Residuals	1,139	26,555	(28)	27,666
Processing margin	$133,054	$74,353	$(19)	$207,388

Residuals				(27,666)
Selling, general and administrative				(142,878)
Depreciation and amortization				(21,823)
Change in fair value of contingent consideration				(24,684)
Loss from operations				$(9,663)

Total assets	$510,336	$204,656	$65,432	$780,424
Goodwill	$234,796	$119,086	$—	$353,882

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
As of June 30, 2023 and 2022, respectively, i3 Verticals, Inc. owned 23,193,447 and 22,252,640 of i3 Verticals, LLC's Common Units, representing a 69.6% and 68.7% economic ownership interest in i3 Verticals, LLC.
The following table summarizes the impact on equity due to changes in the Company's ownership interest in i3 Verticals, LLC:

	Nine Months Ended June 30,
	2023	2022
Net loss attributable to non-controlling interest	$(742)	$(5,178)
Transfers to non-controlling interests:
Redemption of common units in i3 Verticals, LLC	(86)	(918)
Allocation of equity to non-controlling interests	2,033	5,594
Net transfers to non-controlling interests	1,947	4,676
Change from net income (loss) attributable to non-controlling interests and transfers to non-controlling interests	$1,205	$(502)

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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the three and nine months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Basic net loss per share:
Numerator
Net loss	$(6,078)	$(4,688)	$(6,101)	$(18,807)
Less: Net loss attributable to non-controlling interest	(923)	(960)	(742)	(5,178)
Net loss attributable to Class A common stockholders	$(5,155)	$(3,728)	$(5,359)	$(13,629)
Denominator
Weighted average shares of Class A common stock outstanding	23,179,638	22,229,787	23,104,212	22,116,172
Basic net loss per share(1)	$(0.22)	$(0.17)	$(0.23)	$(0.62)
__________________________
1.For the three and nine months ended June 30, 2023 and 2022, all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net loss per share of Class A common stock:
a.10,108,218 and 10,112,471 and weighted average shares of Class B common stock for the three and nine months ended June 30, 2023, and 10,131,878 and 10,188,369 for the three and nine months ended June 30, 2022, respectively, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive.
b.5,729,321 and 5,673,655 stock options for the three and nine months ended June 30, 2023 and 4,547,783 and 5,201,394 for the three and nine months ended June 30, 2022, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.557,728 and 740,196 shares for the three and nine months ended June 30, 2023, and 716,276 and 724,484 for the three and nine months ended June 30, 2022, respectively, resulting from estimated stock option exercises and restricted stock units vesting as calculated by the treasury stock method were excluded because of the effect of including them would have been anti-dilutive.

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

17. SIGNIFICANT NON-CASH TRANSACTIONS
The Company engaged in the following significant non-cash investing and financing activities during the nine months ended June 30, 2023 and 2022:

	Nine months ended June 30,
	2023	2022
Acquisition date fair value of contingent consideration in connection with business combinations	$760	$6,281
Replacement of the Prior Senior Secured Credit Facility with the 2023 Senior Secured Credit Facility	$284,000	$—
Debt issuance costs financed with proceeds from the 2023 Senior Secured Credit Facility	$2,386	$—
Accrued interest financed with proceeds from the 2023 Senior Secured Credit Facility	$1,617	$—
Right-of-use assets obtained in exchange for operating lease obligations	$1,702	$7,720

18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

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
•impact of inflation and fluctuations in interest rates (including current elevated interest rate levels) and the potential effect of such fluctuations on revenues, expenses and resulting margins;
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
•risks related to laws, regulations and industry standards, including our ability to comply with complex laws and regulations applicable to the healthcare industry or to adjust our operations in response to changing laws and regulations;
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

Economic Trends
Inflationary pressures, elevated interest rate levels, monetary policy, and the current geopolitical situation, are causing broad economic uncertainty and could potentially cause new, or exacerbate existing, economic challenges that we may face. These conditions could worsen, or other adverse economic developments could arise, if the U.S. and global economies were to enter recessionary periods, triggered or exacerbated by monetary policy designed to curb inflation. As the future magnitude, duration and effects of these conditions are difficult to predict at this time, we are unable to predict the extent of the potential effect on our financial results.
Liquidity
At June 30, 2023, we had $5.0 million of cash and cash equivalents and $172.6 million of available capacity under our 2023 Credit Agreement subject to our financial covenants. As of June 30, 2023, we were in compliance with these covenants with a consolidated interest coverage ratio and total leverage ratio 4.31x, and 4.00x, respectively. For additional information about our Exchangeable Notes and 2023 Credit Agreement, see the section entitled “Liquidity and Capital Resources” below.
Acquisitions
Acquisitions during the nine months ended June 30, 2023
On October 1, 2022, we completed the acquisition of Celtic Cross Holdings, Inc., in Scottsdale, Arizona and Celtic Systems Pvt. Ltd. in Vadodara, India (collectively "Celtic") to expand the Company’s software offerings in the Public Sector vertical. Total purchase consideration was $85.0 million in cash consideration, funded by the proceeds from our revolving credit facility.
During the nine months ended June 30, 2023, we completed the acquisition of two other businesses to expand our software offerings. Total purchase consideration was $19.8 million, including $17.0 million in cash funded by the proceeds from our revolving credit facility, $2.0 million of our Class A Common Stock, and $0.8 million in contingent consideration.
Acquisitions during the nine months ended June 30, 2022
During the nine months ended June 30, 2022, we completed the acquisition of three business to expand our software offerings in the Public Sector and Healthcare verticals. Total purchase consideration was $107.7 million, including $101.4 million in cash funded by the proceeds from our revolving credit facility, and $6.3 million in contingent consideration.
Our Revenue and Expenses
Revenues
We generate revenue from software and related services revenue, including the sale of subscriptions, recurring services, ongoing support, licenses, and installation and implementation services specific to software. We also generate revenue from volume-based payment processing fees (“discount fees”) and POS-related solutions that we provide to our customers directly and through our distribution partners. Volume-based fees represent a percentage of the dollar amount of each credit or debit transaction processed. Revenues are also derived from a variety of fixed transaction or service fees, including authorization fees, convenience fees, statement fees, annual fees and fees for other miscellaneous services, such as handling chargebacks.
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
Interest expense, net. Our interest expense consists of interest on our outstanding indebtedness under our 2023 Credit Agreement and Exchangeable Notes, and amortization of debt discount and issuance costs.
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

ARR is the annualized revenue derived from software-as-a-service (“SaaS”) arrangements, transaction-based software-revenue, software maintenance, recurring software-based services, payments revenue and other recurring revenue sources within the quarter. This excludes contracts that are not recurring or are one-time in nature. We focus on ARR because it helps us to assess the health and trajectory of our business. ARR does not have a standardized definition and is therefore unlikely to be comparable to similarly titled measures presented by other companies. It should be reviewed independently of revenue and it is not a forecast. It does not take into account seasonality. The active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers. ARR for the three months ended June 30, 2023 and 2022 was $311.4 million and $266.7 million, respectively, representing a period-to-period growth rate of 16.8%.
Software and related services revenue includes the sale of subscriptions, recurring services, ongoing support, licenses, and installation and implementation services specific to software. We focus on software and related services revenue as a percentage of total revenue because it is a strategic goal to expand the software services we provide our customers. Software and related services typically result in long-term partnerships with strong recurring revenues. Software and related services revenue as a percentage of total revenue for the three months ended June 30, 2023 and 2022 was 50.32% and 48.42%.

Our payment volume for the three months ended June 30, 2023 and 2022 was $6.3 billion and $5.9 billion, respectively, representing a period-to-period growth rate of 5.8%. Our payment volume for the nine months ended June 30, 2023 and 2022 was $18.1 billion and $16.6 billion, respectively, representing a period-to-period growth rate of 9.5%. We focus on payment volume because it is a reflection of the scale and economic activity of our customer base and because a significant part of our revenue is derived as a percentage of our customers’ dollar volume receipts. Payment volume reflects the addition of new customers and same store payment volume growth of existing customers, partially offset by customer attrition during the period.
Results of Operations
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
The following table presents our historical results of operations for the periods indicated:

	Three months ended June 30,		Change
(in thousands)	2023	2022	Amount	%

Revenue	$93,931	$80,553	$13,378	16.6%

Operating expenses
Other costs of services	20,532	19,749	783	4.0%
Selling, general and administrative	55,426	47,775	7,651	16.0%
Depreciation and amortization	9,158	7,506	1,652	22.0%
Change in fair value of contingent consideration	6,183	8,254	(2,071)	(25.1)%
Total operating expenses	91,299	83,284	8,015	9.6%

Income (loss) from operations	2,632	(2,731)	5,363	n/m

Interest expense, net	6,725	3,767	2,958	78.5%

Loss before income taxes	(4,001)	(6,498)	2,497	(38.4)%

Provision for (benefit from) income taxes	2,077	(1,810)	3,887	n/m

Net loss	(6,078)	(4,688)	(1,390)	29.7%

Net loss attributable to non-controlling interest	(923)	(960)	37	(3.9)%
Net loss attributable to i3 Verticals, Inc.	$(5,155)	$(3,728)	$(1,427)	38.3%
n/m = not meaningful

Revenue
Revenue increased $13.4 million, or 16.6%, to $93.9 million for the three months ended June 30, 2023 from $80.6 million for the three months ended June 30, 2022. This increase was partially driven by incremental revenue from acquisitions of $5.0 million, net of intercompany eliminations, all of which were within the Software and Services segment. In addition to our growth through acquisitions, revenue from existing businesses grew, resulting from growth in software and related services revenues, primarily in our Public Sector vertical, and an increase in payment volume from new and existing customers across the Company.
Revenue within Software and Services increased $11.1 million, or 23.1%, to $58.9 million for the three months ended June 30, 2023 from $47.8 million for the three months ended June 30, 2022. The increase was principally driven by growth in software and related services revenues in our Public Sector vertical.

Revenue within Merchant Services increased $2.3 million, or 7.1%, to $35.0 million for the three months ended June 30, 2023 from $32.7 million for the three months ended June 30, 2022. Payment volume from new and existing customers increased $0.2 billion, or 4.1%, to $5.6 billion for the three months ended June 30, 2023 from $5.4 billion for the three months ended June 30, 2022.
Other Costs of Services
Other costs of services increased $0.8 million, or 4.0%, to $20.5 million for the three months ended June 30, 2023 from $19.7 million for the three months ended June 30, 2022. This increase was primarily driven by an increase in other cost of services within the Software and Services segment driven by the increase in payment volume.
Other costs of services within Software and Services increased $0.7 million, or 20.5%, to $4.2 million for the three months ended June 30, 2023 from $3.5 million for the three months ended June 30, 2022, driven primarily by the growth in payment volume and acquisitions.
Other costs of services within Merchant Services increased $0.1 million, or 0.5%, to $16.4 million for the three months ended June 30, 2023 from $16.3 million for the three months ended June 30, 2022, driven primarily by the growth in payment volume.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $7.7 million, or 16.0%, to $55.4 million for the three months ended June 30, 2023 from $47.8 million for the three months ended June 30, 2022. This increase was primarily driven by a $6.9 million increase in employment expenses, primarily resulting from an increase in headcount that resulted from acquisitions and an increase in stock compensation expense.
Depreciation and Amortization
Depreciation and amortization increased $1.7 million, or 22.0%, to $9.2 million for the three months ended June 30, 2023 from $7.5 million for the three months ended June 30, 2022. Amortization expense increased $1.4 million to $8.3 million for the three months ended June 30, 2023 from $6.9 million for the three months ended June 30, 2022 primarily due to acquisitions completed during the 2022 and 2023 fiscal years. Depreciation expense increased $0.2 million to $0.9 million for the three months ended June 30, 2023 from $0.6 million for the three months ended June 30, 2022.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a charge of $6.2 million for the three months ended June 30, 2023 primarily due to the performance of some of our acquisitions exceeding our expectations. The change in fair value of contingent consideration for the three months ended June 30, 2022 was a charge of $8.3 million.
Interest Expense, net
Interest expense, net, increased $3.0 million, or 78.5%, to $6.7 million for the three months ended June 30, 2023 from $3.8 million for the three months ended June 30, 2022. The increase reflects a higher average interest rate and a higher average outstanding debt balance for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.
Provision for (Benefit from) Income Taxes
The provision for income taxes increased to a provision for $2.1 million for the three months ended June 30, 2023 from a benefit of $1.8 million for three months ended June 30, 2022. Our effective tax rate was (51.9)% for the three months ended June 30, 2023. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company. The income of majority owned i3 Verticals, LLC is not taxed and the separate loss of the Company has minimal tax effect due to the allocations from i3 Verticals, LLC. i3 Verticals, Inc. is subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.

Nine Months Ended June 30, 2023 Compared to Nine Months Ended June 30, 2022
The following table presents our historical results of operations for the periods indicated:

	Nine months ended June 30,		Change
(in thousands)	2023	2022	Amount	%

Revenue	$273,832	$232,612	$41,220	17.7%

Operating expenses
Other costs of services	59,531	52,890	6,641	12.6%
Selling, general and administrative	163,633	142,878	20,755	14.5%
Depreciation and amortization	26,849	21,823	5,026	23.0%
Change in fair value of contingent consideration	9,905	24,684	(14,779)	(59.9)%
Total operating expenses	259,918	242,275	17,643	7.3%

Income (loss) from operations	13,914	(9,663)	23,577	n/m

Other expenses
Interest expense, net	18,414	10,298	8,116	78.8%
Other income	(295)	—	(295)	n/m
Total other expenses	18,119	10,298	7,821	75.9%

Loss before income taxes	(4,205)	(19,961)	15,756	(78.9)%

Provision for (benefit from) income taxes	1,896	(1,154)	3,050	n/m

Net loss	(6,101)	(18,807)	12,706	(67.6)%

Net loss attributable to non-controlling interest	(742)	(5,178)	4,436	(85.7)%
Net loss attributable to i3 Verticals, Inc.	$(5,359)	$(13,629)	$8,270	(60.7)%
Revenue
Revenue increased $41.2 million, or 17.7%, to $273.8 million for the nine months ended June 30, 2023 from $232.6 million for the nine months ended June 30, 2022. This increase was partially driven by revenue from acquisitions of $17.1 million, net of intercompany eliminations, all of which were within the Software and Services segment. In addition to our growth through acquisitions, revenue from existing businesses grew, resulting from growth in software and related services revenues, primarily in our Public Sector vertical, and an increase in payment volume from new and existing customers across the Company.
Revenue within Software and Services increased $31.3 million, or 22.1%, to $172.9 million for the nine months ended June 30, 2023 from $141.6 million for the nine months ended June 30, 2022. The increase was principally driven by growth in software and related services revenues as well as integrated volume driving increases in payments revenue in our Public Sector vertical.
Revenue within Merchant Services increased $9.9 million, or 10.9%, to $101.0 million for the nine months ended June 30, 2023 from $91.1 million for the nine months ended June 30, 2022. Payment volume from new and existing customers increased $1.1 billion, or 7.4%, to $16.1 billion for the nine months ended June 30, 2023 from $15.0 billion for the nine months ended June 30, 2022.

Other Costs of Services
Other costs of services increased $6.6 million, or 12.6%, to $59.5 million for the nine months ended June 30, 2023 from $52.9 million for the nine months ended June 30, 2022. This increase was primarily driven by an increase in other cost of services within the Merchant Services segment driven by the increase in payment volume.
Other costs of services within Software and Services increased $2.3 million, or 23.4%, to $11.9 million for the nine months ended June 30, 2023 from $9.7 million for the nine months ended June 30, 2022, driven by the growth in payment volume and acquisitions.
Other costs of services within Merchant Services increased $4.4 million, or 10.1%, to $47.7 million for the nine months ended June 30, 2023 from $43.3 million for the nine months ended June 30, 2022, driven primarily by the growth in payment volume.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $20.8 million, or 14.5%, to $163.6 million for the nine months ended June 30, 2023 from $142.9 million for the nine months ended June 30, 2022. This increase was primarily driven by a $16.6 million increase in employment expenses, primarily resulting from an increase in headcount that resulted from acquisitions and an increase in stock compensation expense.
Depreciation and Amortization
Depreciation and amortization increased $5.0 million, or 23.0%, to $26.8 million for the nine months ended June 30, 2023 from $21.8 million for the nine months ended June 30, 2022. Amortization expense increased $4.5 million to $24.4 million for the nine months ended June 30, 2023 from $19.9 million for the nine months ended June 30, 2022, primarily due to acquisitions completed during the 2022 and 2023 fiscal years. Depreciation expense increased $0.5 million to $2.5 million for the nine months ended June 30, 2023 from $1.9 million for the nine months ended June 30, 2022.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a charge of $9.9 million for the nine months ended June 30, 2023 primarily due to the performance of some of our acquisitions exceeding our expectations. The change in fair value of contingent consideration for the nine months ended June 30, 2022 was a charge of $24.7 million.
Interest Expense, net
Interest expense, net, increased $8.1 million, or 78.8%, to $18.4 million for the nine months ended June 30, 2023 from $10.3 million for the nine months ended June 30, 2022. The increase reflects a higher average interest rate and a higher average outstanding debt balance for the nine months ended June 30, 2023, as compared to the nine months ended June 30, 2022.
Other Income
Other income was $0.3 million related to contingent consideration received for an investment that was sold in a prior year for the nine months ended June 30, 2023. There was no other income for the nine months ended June 30, 2022.
Provision for (Benefit from) Income Taxes
The provision for income taxes increased to a provision for $1.9 million for the nine months ended June 30, 2023 from a benefit of $1.2 million for nine months ended June 30, 2022. Our effective tax rate was (45.1)% for the nine months ended June 30, 2023. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company. The income of majority owned i3 Verticals, LLC is not taxed and the separate loss of the Company has minimal tax effect due to the allocations from i3 Verticals, LLC. i3 Verticals, Inc. is subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.

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
Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash from operating activities. As of June 30, 2023, we had $5.0 million of cash and cash equivalents and available borrowing capacity of $172.6 million under our 2023 Credit Agreement, subject to the financial covenants. We usually minimize cash balances by making payments on our revolving line of credit to minimize borrowings and interest expense. As of June 30, 2023, we had borrowings outstanding of $277.4 million under the 2023 Credit Agreement. For additional information about our 2023 Credit Agreement, see the section entitled "—Senior Secured Revolving Credit Facility" below.
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
Our liquidity profile reflects our completed offering in February 2020 of an aggregate principal amount of $138.0 million in 1.0% Exchangeable Senior Notes due 2025, with substantially all the proceeds being used to pay down outstanding borrowings under our Prior Senior Secured Credit Facility. As of June 30, 2023, the aggregate principal amount outstanding of the Exchangeable Notes was $117.0 million. We may elect from time to time to purchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities law and other factors.
Cash Flows
The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.
Nine Months Ended June 30, 2023 and 2022

	Nine months ended June 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$29,623	$35,840
Net cash used in investing activities	$(115,415)	$(109,350)
Net cash provided by financing activities	$82,229	$85,695

Cash Flow from Operating Activities
Net cash provided by operating activities decreased $6.2 million to $29.6 million for the nine months ended June 30, 2023 from $35.8 million for the nine months ended June 30, 2022. Our net loss decreased from a net loss of $18.8 million for the nine months ended June 30, 2022 to a net loss of $6.1 million for the nine months ended June 30, 2023. Some of this decrease in net loss was driven by reductions in non-cash expenses that do not impact cash flows from operating activities. The primary drivers of the decrease in cash provided by operating activities, despite the decrease in net loss, were a decrease in non-cash contingent consideration of $14.8 million, a decrease in amortization of debt discount and issuance costs of $3.0 million and an increase in the provision for income taxes of $3.0 million, partially offset by an increase in depreciation and amortization of $5.0 million for the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022. Other changes include decreases in operating assets and liabilities of $10.0 million, which are impacted by the timing of collections and payments, for the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022.
Cash Flow from Investing Activities
Net cash used in investing activities increased $6.1 million to $115.4 million for the nine months ended June 30, 2023 from $109.4 million for the nine months ended June 30, 2022. The largest driver of cash used in investing activities for the nine months ended June 30, 2023 and 2022 was cash used in acquisitions, net of cash acquired. For the nine months ended June 30, 2023, we used $102.0 million of cash for acquisitions, net of cash acquired compared to $100.7 million for the nine months ended June 30, 2022. As a result, most of the increase in net cash used in investing activities was primarily the result of an increase of $1.3 million in cash used in acquisitions, net of cash acquired. Additionally, expenditures for property and equipment increased $1.7 million, payments for other investing activities increased $1.2 million and expenditures for capitalized software increased $1.7 million for the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022.
Cash Flow from Financing Activities
Net cash provided by financing activities decreased $3.5 million to $82.2 million for the nine months ended June 30, 2023 from $85.7 million for the nine months ended June 30, 2022. The decrease in net cash provided by financing activities was primarily the result of an increase in proceeds from the revolving credit facility of $51.8 million and a decrease in cash paid for contingent consideration up to our original estimates of $12.5 million, partially offset by an increase in payments on the revolving credit facility of $66.4 million for the nine months ended June 30, 2023 from the nine months ended June 30, 2022.
2023 Senior Secured Revolving Credit Facility
On May 8, 2023, i3 Verticals, LLC (the “Borrower”), entered into that certain Credit Agreement (the “2023 Credit Agreement”) with the guarantors and lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (“JPMorgan”). The 2023 Credit Agreement replaced our prior credit agreement which was entered into on May 9, 2019 (for additional information regarding such prior credit agreement, see Note 7 to our condensed consolidated financial statements). The 2023 Credit Agreement provides for aggregate commitments of $450 million in the form of a senior secured revolving credit facility (the “Revolver”).

The 2023 Credit Agreement provides that the Borrower has the right to seek additional commitments to provide additional term loan facilities or additional revolving credit commitments in an aggregate principal amount up to, as of any date of determination, the sum of (i) the greater of $100 million and 100% of the Borrower’s consolidated EBITDA (as defined in the 2023 Credit Agreement) for the most recently completed four quarter period, plus (ii) the amount of certain prepayments of certain indebtedness, so long as, among other things, after giving pro forma effect to the incurrence of such additional borrowings and any related transactions, the Borrower’s consolidated interest coverage ratio (as defined in the 2023 Credit Agreement) would not be less than 3.0 to 1.0 and the Borrower’s consolidated total net leverage ratio (as defined in the 2023 Credit Agreement) would not exceed 5.0 to 1.0. As of June 30, 2023, the Borrower's consolidated interest coverage ratio was 4.31x and total leverage ratio was 4.00x.

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

Borrowings under the Revolver will be made, at the Borrower’s option, at the Adjusted Term SOFR rate or the base rate, plus, in each case, an applicable margin.

The Adjusted Term SOFR rate will be the rate of interest per annum equal to the Term SOFR rate (based upon an interest period of one, three or six months), plus 0.10%; plus an applicable margin of 2.00% to 3.00% (3.00% at June 30, 2023). The Adjusted Term SOFR rate shall not be less than 0% in any event.

The base rate is a fluctuating rate of interest per annum equal to the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%; plus an applicable margin of 1.00% to 2.00% (2.00% at June 30, 2023). The base rate shall not be less than 1% in any event.

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
In addition to paying interest on outstanding principal under the Revolver, the Borrower will be required to pay a commitment fee equal to the product of between 0.15% and 0.30% (the applicable percentage depending on the Borrower’s consolidated total net leverage ratio as reflected in the schedule above, 0.30% at June 30, 2023) times the actual daily amount by which $450 million exceeds the total amount outstanding under the Revolver and available to be drawn under all outstanding letters of credit.

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

The 2023 Credit Agreement contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, material judgments, certain events with respect to employee benefit plans, invalidity of loan documents and certain changes in control.
Exchangeable Notes
On February 18, 2020, i3 Verticals, LLC issued $138.0 million aggregate principal amount of its 1.0% Exchangeable Notes due February 15, 2025. The Exchangeable Notes bear interest at a fixed rate of 1.0% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. The Exchangeable Notes are exchangeable into cash, shares of the Company's Class A common stock, or a combination thereof, at i3 Verticals, LLC's election. The Exchangeable Notes mature on February 15, 2025, unless earlier exchanged, redeemed or repurchased. The net proceeds from the sale of the Exchangeable Notes were approximately $132.8 million, after deducting discounts and commissions to the certain initial purchasers and other estimated fees and expenses. i3 Verticals, LLC used a portion of the net proceeds of the Exchangeable Notes offering to pay down outstanding borrowings under the Prior Senior Secured Credit Facility in connection with the effectiveness of the operative provisions of the amendment to the Prior Senior Secured Credit Facility and to pay the cost of the Note Hedge Transactions.
At-the-Market Program
On August 20, 2021, we, together with i3 Verticals, LLC, entered into an at-the-market offering sales agreement with Raymond James & Associates, Inc., Morgan Stanley & Co. LLC and BTIG, LLC (each a “Sales Agent”), under which we may issue and sell, from time to time and through the Sales Agents, shares of our Class A common stock having an aggregate offering price of up to $125 million (the “ATM Program”). During the quarter ended June 30, 2023, we did not sell any Class A common stock under the ATM Program. As of June 30, 2023, we had a remaining capacity to sell up to $107 million of our Class A common stock under the ATM Program.
Material Cash Requirements
The following table summarizes our material cash requirements as of June 30, 2023 related to leases and borrowings:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(in thousands)
Processing minimums(1)	$3,302	$3,031	$271	$—	$—
Facility leases	17,635	5,163	8,075	2,951	1,446
2023 Credit Agreement and related interest(2)	391,715	22,755	45,780	323,180	—
Exchangeable Notes and related interest(3)	118,901	1,170	117,731	—	—
Contingent consideration(4)	17,856	16,680	1,176	—	—
Total	$549,409	$48,799	$173,033	$326,131	$1,446
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
2.We estimated interest payments through the maturity of our 2023 Credit Agreement by applying the interest rate of 8.30% in effect on the outstanding balance as of June 30, 2023, plus the unused fee rate of 0.30% in effect as of June 30, 2023.
3.We calculated interest payments through the maturity of our Exchangeable Notes by applying the coupon interest rate of 1.0% on the principal balance as of June 30, 2023 of $117.0 million.
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
As of June 30, 2023, the total amount due under the Tax Receivable Agreement was $40.9 million, and payments to the Continuing Equity Owners related to exchanges through June 30, 2023 will range from $0 to $3.3 million per year and are expected to be paid over the next 24 years. The amounts recorded as of June 30, 2023, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.
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
As of June 30, 2023, there have been no significant changes to our critical accounting estimates disclosed in the Form 10-K filed with the SEC on November 18, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of June 30, 2023, the Senior Secured Credit Facility, as amended, consisted of a $450 million revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up, as of any date of determination, the greater of $100 million and 100% of consolidated EBITDA (as defined in the 2023 Credit Agreement) for the most recently completed four quarter period (subject to the receipt of additional commitments for any such incremental loan amounts).
As of June 30, 2023, the 2023 Credit Agreement accrued interest at Term SOFR (based upon an interest period of one, three or six months), plus 0.10%, plus an applicable margin of 2.00% to 3.00% (3.00% at June 30, 2023), or the base rate (defined as the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%, plus an applicable margin of 1.00% to 2.00%) (2.00% at June 30, 2023), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the 2023 Credit Agreement requires us to pay unused commitment fees of 0.15% to 0.30% (0.30% as of June 30, 2023) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.00% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The 2023 Credit Agreement requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.0 to 1.0 (ii) a maximum total leverage ratio of 5.0 to 1.0.
As of June 30, 2023, we were in compliance with these covenants, and there was $172.6 million available for borrowing under the revolving credit facility, subject to the financial covenants.
As of June 30, 2023, we had borrowings outstanding of $277.4 million outstanding under the 2023 Credit Agreement. A 1.0% increase or decrease in the interest rate applicable to such borrowing (which was the Term SOFR rate) would have had a $2.8 million dollar impact on the results of the business.
Foreign Currency Exchange Rate Risk
As a result of our international operations, we are also exposed to foreign currency exchange rate risks. Because our international operations are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our consolidated results of operations, financial position, or cash flows for the three months ended June 30, 2023.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None. Without limiting the generality of the foregoing, during the three months ended June 30, 2023, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL and contained in Exhibit 101.

____________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

i3 Verticals, Inc.

		By:	/s/ Clay Whitson
Clay Whitson
Chief Financial Officer

Date:	August 9, 2023