Form 10-K
period 2023-09-30
i3 Verticals, Inc.
filed 2023-11-22
CIK 1728688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
As of March 31, 2023, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Class A common stock held by non-affiliates was approximately $562.7 million based on the number of shares of Class A common stock held by non-affiliates and the closing price of the Class A common stock on the Nasdaq Global Select Market on such date. The determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination for any other purpose.
As of November 21, 2023, there were 23,272,496 outstanding shares of Class A common stock, $0.0001 par value per share, and 10,093,394 outstanding shares of Class B common stock, $0.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. These factors include, but are not limited to, the following:
•our indebtedness and our ability to maintain compliance with the financial covenants in our 2023 Senior Secured Credit Facility (as defined below);
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
•our ability to successfully manage our intellectual property;
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
•risks related to our international operations;
•operating and financial restrictions imposed by our 2023 Senior Secured Credit Facility (as defined below);
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

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms “i3 Verticals,” the “Company,” “we,” “us” and “our” and similar references refer (1) before the completion of our initial public offering ("IPO") completed in June 2018 or the reorganization transactions entered into in connection therewith (the “Reorganization Transactions”), which are described in the notes to consolidated financial statements, to i3 Verticals, LLC and, where appropriate, its subsidiaries, and (2) after the Reorganization Transactions to i3 Verticals, Inc. and, where appropriate, its subsidiaries.

RISK FACTORS SUMMARY

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Set forth below is a summary list of the principal risk factors as of the date of the filing this Annual Report on Form 10-K:
•Unauthorized disclosure, destruction or modification of data or disruption of our services or other cybersecurity or technological risks could expose us to liability, protracted and costly litigation and damage our reputation.
•Our software and systems and our third-party providers’ software and systems may fail, or our third-party providers may discontinue providing their services or technology generally or to us specifically, which in either case could interrupt our business, cause us to lose business and increase our costs.
•Some of our solutions contain "open source" software, and any failure to comply with the terms of one or more of applicable open-source licenses could negatively affect our business.
•We have a history of operating losses and will need to generate significant revenues to attain and maintain profitability and positive cash flow and continue our acquisition program.
•The vertical market software and payment processing industries are highly competitive. Such competition could adversely affect the revenue we receive, and as a result, our margins, business, financial condition and results of operations.
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
•We are subject to economic and political risk, the business cycles of our customers and distribution partners and changes in the overall level of consumer and commercial spending, which could negatively impact our business, financial condition and results of operations and risks associated with rapidly evolving domestic and global conditions which are beyond our control.
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
•We may not be able to successfully manage our intellectual property and we may be subject to infringement claims.

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
•We are the subject of various claims and legal proceedings and may become the subject of claims, litigation or investigations.
•We are exposed to fluctuations in foreign currency exchange rates, which could negatively affect our financial condition and operating results.
• Our international operations subject us to additional risks.
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
•We could be adversely affected by violations of the FCPA and similar anti-bribery laws of other countries in which we provide services or have employees.
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
•In certain cases, payments under the Tax Receivable Agreement to the Continuing Equity Owners may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.
•Our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a significant and adverse effect on our business, financial condition, results of operations and reputation.
•Certain provisions of Delaware law and anti-takeover provisions in our organizational documents could delay or prevent a change of control.

PART I

Item 1. Business
Our Company
i3 Verticals builds, acquires and grows software solutions in strategic vertical markets. Our broad array of specialized solutions meet our customers’ specific enterprise needs which leads to long-term partnerships. Our payments platform seamlessly integrates into our solutions, unlocking additional value.

Revenue from software and related services accounts for 50% of our total revenue for the twelve months ended September 30, 2023, up from 5% for the twelve months ended September 30, 2017.

Since our founding in 2012, we have steadily increased our market share and solution breadth through a combination of organic growth initiatives and acquisitions. Our cash flow generation has positioned us to capitalize on strategic opportunities and position ourselves to expand our product offerings for years to come.

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
•Healthcare—We provide entities in the healthcare market with software platforms that drive process efficiency and ensure compliance. These include electronic healthcare records ("EHR") and revenue cycle management solutions, often paired together. We offer our software as a service and often bundle it with professional services that specialize in outsourced revenue cycle management, including coding. We also provide insurance adjudication, patient engagement platforms, billing, scheduling and integrated payments solutions. Our payment solutions in the healthcare market seamlessly integrate into our own proprietary software, as well as that of our distribution partners, consisting of independent software vendors (“ISVs”). We also provide workflow software and associated professional services to medical insurance payers. Our customers include multiple large academic medical institutions, multiple large payer networks, billing organizations and individual physician practices.
A core component of our growth strategy includes a disciplined approach to acquisitions of companies and technology, evidenced by 48 acquisitions since our inception in 2012. Our acquisitions have opened new strategic vertical markets, increased the number of businesses and organizations to whom we provide solutions and extended our existing software solutions and capabilities. We target vertical markets where businesses and organizations often lack integrated payment functionality within their business management systems. When we present software solutions that integrate the customer's operations with their payments, we can build a long-term relationship primed to grow together. Our management team has significant experience acquiring and integrating vertical market software businesses that complement our existing suite of products and solutions. Due to our team’s longstanding relationships and domain expertise, we maintain a strong pipeline of acquisition targets and are constantly evaluating businesses against our acquisition criteria.
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

Our Segments
We have two reportable segments, Software and Services and Merchant Services, and an Other category. For additional information on our segments, see Note 17 to our consolidated financial statements and “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
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
•Motor Vehicle - Comprehensive solutions for driver license, vehicle title and registration and motor carrier compliance for departments of transportation in the United States and Canada.
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
•Finance and ERP - Enterprise resource planning ("ERP") solutions connect the organization and its data to create a flow of information providing insight across multiple departments.
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
Healthcare
Our Healthcare vertical is dedicated to delivering integrated solutions across the healthcare ecosystem, catering to providers and payers, with a strong emphasis on enhancing process efficiency and ensuring compliance. Our core offering is our versatile care delivery platform, which encompasses a range of solutions, including EHR, practice management tools, patient engagement applications, and patient payment solutions. These solutions are designed to adapt to the diverse needs of healthcare organizations, from small physician practices to large academic medical institutions and multi-location health systems. By providing flexible and scalable technology solutions, we empower our clients to navigate the evolving landscape of healthcare.
Complementing our technology platform, we offer a comprehensive portfolio of revenue cycle management services. These services provide our clients with a full end-to-end experience, covering all aspects of their financial operations. From revenue optimization and billing to claims processing and coding, our services are designed to streamline financial processes and maximize revenue performance for healthcare organizations.
Finally, our healthcare payer solutions provide payers with the tools to manage the complex healthcare industry more effectively. We offer tailored solutions for managing compliance requirements, including Appeals & Grievances. Additionally, our Network Management platform assists payers in provider contracting, credentialing, and outreach, enabling them to expand and adapt to changing market dynamics.
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
Our Technology
As a forward-thinking software company that excels in delivering cutting edge solutions, we are committed to agile delivery, scalable platforms, and secure solutions. Our team of highly skilled and experienced technologists is dedicated to implementing software products that cater to the diverse and evolving needs of our customers. We continuously refine and expand our software offerings to stay aligned with the latest industry and current market trends.

Agile Development
Our flexible approach to digital delivery is centered around agility. We prioritize rapid development, continuous improvement, and dynamic responsiveness in our ever-changing environment. This means our customers receive software solutions that evolve with their needs as well as the market, ensuring they stay ahead of the curve.
Our product management lifecycle ensures our products remain robust and flexible. Product roadmaps drive our investments and ensure our solutions remain innovative and never grow stale. Continuous investment is the key to our success.
Scalable Platforms
We understand that scalability is critical to meeting the growing demands of the digital landscape. Our cloud-first strategy drives solutions that are designed to expand seamlessly, empowering our systems to adapt, grow, and thrive without constraints.
Remaining cloud agnostic allows us to choose best of breed solutions allowing us to meet the needs of our customers. Our strategic partnerships with multiple cloud providers give us capabilities beyond that of many of our competitors.
Secure Solutions
Cybersecurity is at the core of our digital strategy. We employ the latest security measures to safeguard our customers’ data and systems, which are designed to protect the integrity and confidentiality of their valuable information. Our increasing investment in security protects against the ever-evolving threats in the digital realm.
We rigorously adhere to data protection regulations, industry-specific compliance standards, and best practices to ensure that our customers’ sensitive data is handled with the utmost care. Our solutions are designed to meet the requirements of regulatory and legal compliance.
Our Sales and Marketing
Our sales strategy includes both employee sales representatives and a broad network of distribution partners.
We utilize our direct sales team, our largest channel, to sell our proprietary software and payment technology solutions directly to customers in our vertical markets. Sales teams are organized and coordinated by vertical, leading to extensive cross-selling opportunities across our broad array of solutions. Leveraging our vertically focused suite of products and services, we are able to maximize the performance of our employee sales force, and our external distribution channels, as we continue to attract new partners.
Our external channel partners are comprised of ISVs, value-added resellers (“VARs”) and a few select independent sales organizations (“ISOs”). These distribution partners are a consistent and scalable source for new customer acquisition.
Our product and partner marketing is delivered through a shared-services model which is coordinated with each vertical market. Marketing is tightly aligned with our sales efforts by providing event coordination, demand generation resources, physical and electronic marketing campaigns and partner marketing collateral. Our enterprise marketing function establishes our overall corporate marketing strategy to enhance brand awareness and demand generation. We use a broad variety of traditional and digital marketing mediums to engage prospective customers.

Our Operations
Our operations team is uniquely structured to optimize the experience of our customers and distribution partners. These vertically focused business support teams allow us to establish a level of expertise that delivers a scalable support structure and enables us to align our services with the economic goals and specific expectations of the respective business unit. Each operations team is positioned to support the functions of their customer base. Key performance indicators mark their progress toward achieving the goals established by each business unit. A strong network of shared services, such as marketing, legal, finance and HR, support our decentralized operating units and ensure they are focused on providing best in-class service to our customers. Our corporate technology department is structured to rapidly enhance, deploy and effectively maintain our products and services.

Our operations team is structured to effectively support the individual needs of our customers. This includes:
•customer onboarding;
•data conversions and migrations;
•software configurations and integrations;
•customer support and retention;
•customer training and activations;
•contract renewals, billing and financial review;
•credit underwriting and risk management;
•payment processing support; and
•end-user customer support.
Our technical operations team oversees the execution of development, quality control, delivery and support for our vertical software and payment processing applications. Products are developed and tested according to the software development lifecycle, composed of iterative backlog refinement, feature prioritization, development and testing with a dedicated focus on planning and execution. Releases are modeled on continuous deployment and added to the live environment on a routine basis. Each application is built with redundancy to foster resiliency and built to be easily managed during a disaster recovery scenario. Our hosted solutions are maintained within a managed, dedicated environment which upholds multiple compliance standards according to the vertical, including but not limited to PCI, Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and National Institute of Standards and Technology ("NIST"), to protect all personal and transactional data.
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
We have built a collaborative culture that recognizes and rewards innovation and offers employees a variety of opportunities and experiences. We believe that our culture is critical to our success. As of September 30, 2023, 60% of our employees work in one of our 38 offices and 40% of our employees are fully remote or hybrid. We encourage our employees to take advantage of our flexible work arrangements to meet their individual circumstances. We are an acquisitive company and regularly add new employees and locations as a result of our acquisition activity. Our employee headcount has significantly increased since our Initial Public Offering in June 2018, and as of November 21, 2023, we have approximately 1,663 employees in 42 states and two countries. No employees are represented by unions. We believe that our employee retention rates are competitive and we think this is a result of strong emphasis on workforce culture in our acquisition process and in our operational decision making.
As of September 30, 2023, the Company's workforce was 48% female and 52% male. In addition, our workforce ethnicity, as of September 30, 2023, was as follows: 66% White, 15% Asian, 8% Black or African American, 6% Hispanic or Latino and 5% Other. Race and gender disclosures are based on information self-reported by employees.
Government Regulation
We operate in an increasingly complex legal and regulatory environment. Our business and the products and services that we offer are subject to a variety of federal, state and local laws and regulations and the rules and standards of the payment networks that we utilize to provide our electronic payment services, as more fully described below.
Dodd-Frank Act
The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and the related rules and regulations have resulted in significant changes to the regulation of the financial services industry. Changes impacting the electronic payment industry include providing merchants with the ability to set minimum dollar amounts for the acceptance of credit cards and to offer discounts or incentives to entice consumers to pay with cash, checks, debit cards or credit cards, as the merchant prefers. The Durbin Amendment to the Dodd-Frank Act provides that the Federal Reserve regulate interchange fees that certain issuers charge merchants for debit transactions and these fees must be “reasonable and proportional” to the cost incurred by the issuer in authorizing, clearing and settling the transactions. Rules released by the Federal Reserve in July 2011 to implement the Durbin Amendment mandate a cap on debit transaction interchange fees for issuers with assets of $10 billion or greater. Federal Reserve approval of a final rule effective October 1, 2021 permit debit card issuers to receive a fraud-prevention adjustment to the interchange fee standards. New rules effective July, 2023 contain certain prohibitions on payment network exclusivity and merchant routing restrictions of debit card transactions.

The Dodd-Frank Act also created the Consumer Financial Protection Bureau (the "CFPB"), which has assumed responsibility for most federal consumer protection laws of a financial nature, and the Financial Stability Oversight Council, which has the authority to determine whether any non-bank financial company, such as us, should be supervised by the Board of Governors of the Federal Reserve System because it is systemically important to the U.S. financial system. Any new rules or regulations implemented by the CFPB or the Financial Stability Oversight Council or in connection with the Dodd-Frank Act that are applicable to us, or any changes that are adverse to us resulting from litigation brought by third parties challenging such rules and regulations, could increase our cost of doing business or limit permissible activities.
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

All fifty states, Puerto Rico, and the U.S. Virgin Islands have enacted data breach notification laws requiring businesses that experience a security breach of their computer databases that contain personal information to notify affected individuals, consumer reporting agencies and governmental agencies. Eleven states have implemented (though not all laws, including Texas, are presently in effect) comprehensive data security laws. Certain of these laws restrict the ability to collect and utilize certain types of personal information, such as Social Security and driver’s license numbers, impose secure disposal requirements for personal data and contain regulations surrounding data protection and information security. For example, Massachusetts requires any business that processes the personal information of a Massachusetts resident to adopt and implement a written information security program. In addition, states are increasingly legislating data protection requirements for a broader list of personal data and are strengthening protections for students' personal information. For example, Illinois regulates the collection of biometric information under its Biometric Information Privacy Act. Texas and Washington have also passed legislation regulating the collection of biometric information, and at least ten other states have legislation pending regarding the collection of biometric data. Additionally, the California Consumer Privacy Act of 2018 (the “CCPA”), requires companies that process personal information of California residents to make certain disclosures to consumers about data practices, grants consumers specific access rights to their data, allows consumers to opt out of certain data sharing activities and creates a private right of action for data breaches. The California Privacy Rights Act of 2020 (the “CPRA”), which came into effect on January 1, 2023, applies to certain personal information collected on or after January 1, 2022, amends and expands the CCPA to create additional consumer privacy rights, such as the right of correction and right to limit the use of sensitive personal information, and establishes a privacy enforcement agency known as the California Privacy Protection Agency (the “CPPA”). Virginia passed the Consumer Data Protection Act, effective January 1, 2023 which offers consumers some rights similar to those offered by the CCPA. Colorado (the Colorado Privacy Act) and Connecticut (Public Act 22-15) both passed privacy laws that went into effect on July 1, 2023, and Utah updated its code with respect to a number of privacy and data security-related issues that go into effect on December 31, 2023. In addition, various other states are expected to enact in the near future, new laws and regulations concerning privacy, data protection and information security. To the extent we are subject to such legislation, the potential effects on our business are often far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. The recently enacted laws often provide for civil penalties or fines for violations. Each privacy law and regulation that applies to us could increase our cost of doing business or limit permissible activities. We are also subject to numerous federal and state laws and regulations related to the privacy and security of health information. See “—Healthcare Regulatory Matters” below.

As an entity that provides services to educational institutions, we are indirectly subject to the Family Educational Rights and Privacy Act ("FERPA") or Protection of Pupil Rights Amendment ("PPRA"), and we may not transfer or otherwise disclose or use any personally identifiable information from a student record to another party other than on a basis and in a manner permitted under the statutes. See “Risk Factors—If we violate the FERPA or PPRA, it could result in a material breach of contract with one or more of our customers in our Education vertical and could harm our reputation. Further, if we disclose student information in violation of FERPA or PPRA, our access to student information could be suspended."
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
Examples of the most significant of these laws include, but are not limited to, the following:
HIPAA Privacy and Security Requirements
There are numerous federal and state laws and regulations related to the privacy and security of health information. In particular, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic Clinical Health Act of 2009 ("HITECH") and other laws (collectively "HIPAA")establish privacy and security standards that limit the use and disclosure of certain individually identifiable health information (known as “protected health information”) and require covered entities, including health plans and most healthcare providers, to implement administrative, physical and technical safeguards to protect the privacy of PHI and ensure the confidentiality, integrity and availability of electronic PHI. In addition, the HIPAA administrative simplification provisions require the use of uniform electronic data transmission standards of healthcare claims and payment transactions submitted or received electronically.
Certain provisions of the security and privacy regulations promulgated pursuant to HIPAA apply to business associates (entities that handle PHI on behalf of covered entities), and business associates are subject to direct liability for violation of these provisions. As a provider of services to entities subject to HIPAA, we are a “business associate” of our customers and must safeguard the PHI we handle. To the extent permitted by applicable regulations and contracts and associated business associate agreements with our customers, we are permitted to use and disclose PHI to perform our services and for other limited purposes, but other uses and disclosures, such as marketing communications, require written authorization from the patient or must meet an exception specified under the privacy regulations. Violations of the HIPAA privacy and security regulations may result in substantial civil monetary penalties and, in certain circumstances, criminal penalties. The U.S. Department of Health and Human Services (“HHS”) enforces the privacy and security regulations, and state attorneys general may also enforce the regulations in response to violations that threaten the privacy of state residents. To the extent we are permitted under our customer contracts, we may de-identify PHI and use de-identified information for our purposes without obtaining patient authorization or further complying with HIPAA. Determining whether PHI has been sufficiently de-identified to comply with the HIPAA privacy standards and our contractual obligations may require complex factual and statistical analyses. Any failure by us to meet HIPAA requirements with respect to de-identification could subject us to penalties and harm our reputation.
Other Privacy and Security Requirements
In addition to HIPAA, numerous other U.S. federal and state laws govern the collection, dissemination, use, access to and confidentiality of personal information, including health and wellness data that is not protected health information. In many cases, state laws are more restrictive than, and not preempted by, HIPAA, and may allow personal rights of action with respect to privacy or security breaches, as well as fines. State laws are contributing to increased enforcement activity and are subject to interpretation by various courts and other governmental authorities. Further, a number of states have introduced or passed legislation relating to the collection, storage, handling and transfer of personal data, as discussed above. Also, the Substance Abuse Confidentiality Regulations, restrict the use and disclosure of certain information that relates to substance abuse disorders.
Data Protection and Breaches
Most states require holders of personal information to maintain safeguards, and all states have laws that require such holders to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals or the state’s attorney general. In some states, these laws are limited to electronic data, but states increasingly are enacting or considering stricter and broader requirements. The laws are inconsistent across states, which can increase the costs of compliance. Additionally, HIPAA imposes certain notification requirements on business associates. In certain circumstances involving large breaches, media notice is required. A non-permitted use or disclosure of PHI is presumed to be a breach under HIPAA unless the business associate or covered entity establishes that there is a low probability the information has been compromised consistent with the risk assessment requirements enumerated under HIPAA.
Further, the FTC regulations require creditors, which may include some of our customers, to implement identity theft prevention programs to detect, prevent and mitigate identity theft in connection with customer accounts. Although Congress passed legislation that restricts the definition of “creditor” and exempts many healthcare providers from complying with this identity theft prevention rule, we may be required to apply additional resources to our existing processes to assist our affected customers in complying with this rule.
Information Blocking and Interoperability Requirements
Government initiatives promoting interoperability of electronic health information ("EHI") have driven increasing demand among customers, industry groups, and patients for health information technology ("HIT") products that are compatible with one another and capable of facilitating access, exchange, and use of EHI without delay or other interference. For example, the 21st Century Cures Act ("The Cures Act") and implementing regulations (the "Information Blocking Rule"), prohibit information blocking by health care providers, health information exchanges ("HIEs"), and developers that offer or develop one or more HIT modules certified by the Office of the National Coordinator of Health Information Technology ("ONC"). One of our subsidiaries is considered to be a HIT developer since its product, iMed EMR, is ONC certified and is, therefore, subject to these restrictions.

Information blocking by an HIT developer or HIE is any practice that the actor knows or should know is likely to interfere with, prevent or materially discourage access, exchange or use of EHI, unless it is required by law or meets an exception. Under the Cures Act and a final rule published in July 2023 by the HHS Office of the Inspector General (“OIG”), developers of certified HIT that commit information blocking may be subject to civil penalties of up to $1 million per violation.

In 2020, ONC published a final rule that imposes HIT technology standards, implementation specifications, certification criteria, and conditions and maintenance of certification requirements that apply to HIT developers (“HIT Standards and Certification Criteria Final Rule”). The HIT Standards and Certification Criteria Final Rule includes new criteria related to EHI export and standardized APIs for patient services. As a result of this rule, HIT developers of certified HIT must ensure that their products and services meet the requisite technical standards by the relevant deadlines, which roll out through 2024, and that their HIT continues to evolve as developers and other stakeholders release revised versions of these standards. In addition, to participate in the ONC Health IT Certification Program, HIT developers must make various certifications regarding their HIT, and attest to compliance with applicable conditions of certification, including those related to information blocking.

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

In January 2022, ONC published the Trusted Exchange Framework, Common Agreement - Version 1 ("TEFCA") and Qualified Health Information Network ("QHIN") Technical Framework - Version 1. In November 2023, ONC published TEFCA Version 1.1. The overall goal of the TEFCA is to establish a universal floor for interoperability across the country. The TEFCA will establish the infrastructure model and governing approach for users in different networks to securely share basic clinical information with each other—all under commonly agreed-to expectations and rules, agnostic to the network in which they participate. The Trusted Exchange Framework describes a common set of non-binding, foundational principles for trust policies and practices that can help facilitate exchange among HINs. Although implementation of the Trusted Exchange Framework is not mandatory, the federal government encourages its adoption through the establishment of a publicly available directory of networks that are capable of trusted exchange and by permitting federal agencies to require implementation of the Trusted Exchange Framework by network contractors as the contractors update their health IT or operational practices. In February 2023, ONC approved the first group of networks to implement the TEFCA as prospective QHINs, and these candidate QHINs are expected to go live by the end of 2023.
Anti-Kickback Laws
A number of federal and state laws govern patient referrals, financial relationships with physicians and other referral sources and inducements to providers and patients, including restrictions commonly known as the federal Anti-Kickback Statute (“AKS”). The AKS prohibits any person or entity from offering, paying, soliciting or receiving, directly or indirectly, anything of value with the intent of generating referrals of items or services covered by Medicare, Medicaid or other federal healthcare programs. Courts have interpreted the law broadly and held that there is violation of the statute if any one of the purposes of an arrangement is to encourage patient referrals or other federal healthcare program business, regardless of whether there are other legitimate purposes for the arrangement. Actual knowledge of the statute or specific intent to violate it is not required to commit a violation. Violation of the AKS is a felony, and penalties for AKS violations can be severe, and include imprisonment, criminal fines, civil penalties with treble damages and exclusion from participation in federal healthcare programs. In addition, submission of a claim or services or items generated in violation of the AKS may be subject to additional penalties under the federal False Claims Act ("FCA").
The AKS contains a limited number of exceptions, and the OIG has created regulatory safe harbors to the AKS. Activities that comply with a safe harbor are deemed protected from prosecution under the AKS. Failure to meet a safe harbor does not automatically render an arrangement illegal under the AKS. The arrangement, however, does risk increased scrutiny by government enforcement authorities, based on our particular facts and circumstances. Our contracts and other arrangements may not meet an exception or a safe harbor. Additionally, many states have similar anti-kickback laws or laws that otherwise prohibit fraudulent or abusive arrangements within the healthcare industry. These laws are often broad in scope and may apply regardless of the source of payment for care.
Although we believe that our relationships with referral sources and recipients have been structured to comply with current law and available interpretations, we cannot provide assurance that regulatory authorities enforcing these laws will determine these financial arrangements comply with the AKS or other applicable laws.
False or Fraudulent Claim Laws; Medical Billing and Coding
Medical billing, coding and collection activities are governed by numerous federal and state civil and criminal laws, regulations, and sub-regulatory guidance. We provide billing and coding services, claims processing and other solutions to providers that relate to, or directly involve, the reimbursement of health services covered by Medicare, Medicaid, other federal and state healthcare programs and private payers. These services may subject us to, or we may be contractually required to comply with, numerous federal and state laws that prohibit false or fraudulent claims including but not limited to the FCA, the federal Civil Monetary Penalties Law ("CMP Law"), and state equivalents. We rely on our customers to provide us with accurate and complete information and to appropriately use the solutions we provide to them, but they may not always do so.
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
Exclusion from Participation in Government Healthcare Programs
The OIG is required to or may choose to exclude individuals and entities involved in misconduct related to federal healthcare programs, including Medicare and Medicaid, from participation in those programs. Federal law prohibits federal healthcare programs from paying for items or services furnished, ordered, or prescribed by an individual or entity excluded from participation. The prohibition against federal program payment extends to payment for administrative and management services not directly related to patient care. Civil penalties may be imposed against providers and entities that employ or enter into contracts with excluded individuals or entities to provide items or services to federal healthcare program beneficiaries and submit a claim for reimbursement to a federal healthcare program, or cause such a claim to be submitted. In addition to civil monetary penalties, violations may result in exclusion and treble damages, for each item or service furnished during the period in which the individual or entity was excluded. Our customers have an affirmative duty to check the exclusion status of individuals and entities prior to entering into contractual relationships and periodically re-check thereafter. We have implemented compliance policies and procedures to screen for excluded individuals. However, if we employ or contract with an excluded individual or entity, we could face significant consequences as outlined above. In addition, we could be liable under our customer contracts if we are excluded by the OIG or employ or contract with an excluded individual or entity.
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
Prepaid Products
General-use prepaid cards, store gift cards and gift certificates issued as a card, code or other device, often referred to as stored value, are subject to various federal and state laws and regulations, which may include laws and regulations related to consumer and data protection, licensing, consumer disclosures, escheat, anti-money laundering, banking, trade practices and competition and wage and employment. The customers who utilize the gift card processing products and services that we may sell may be subject to these laws and regulations. In the future, if we seek to expand these stored value card products and services, or as a result of regulatory changes, we may be subject to additional regulation and may be required to obtain additional licenses and registrations which we may not be able to obtain.
The Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “Card Act”) gift card provisions created requirements applicable to general-use prepaid cards, store gift cards and gift certificates. The Card Act, along with the Federal Reserve’s amended Regulation E, created new requirements with respect to general-use prepaid cards, store gift cards and gift certificates. These include restrictions to impose dormancy, inactivity or service fees, expiration date not less than five years from the date of issuance and revised pre-purchase disclosure obligations. Products offered on a prepaid basis may also be subject to the rules and regulations of Visa, Mastercard, Discover and American Express and other payment networks with which our customers and the card issuers do business. The customers who utilize the gift card processing products and services that we may sell are responsible for compliance with all applicable rules and requirements relating to their gift product program.
Additionally, the Financial Crimes Enforcement Network of the U.S. Department of the Treasury (“FinCEN”), issued a final rule in July 2011 regarding the applicability of the BSA’s regulations to “prepaid access” products and services. This rulemaking clarifies the anti-money laundering obligations for entities engaged in the provision and sale of prepaid access including prepaid gift cards. We are not registered with FinCEN based on our determination that our current products and services do not constitute a “prepaid program” as defined in the BSA and we are not a “provider” of prepaid access. We may in the future need to register with FinCEN as a “money services business-provider of prepaid access” in accordance with the rule based on changes to our products or services.
Indirect Regulatory Requirements
Certain of our distribution partners are financial institutions that are directly subject to various regulations and compliance obligations issued by the CFPB, the Federal Reserve System, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the National Credit Union Administration and other agencies responsible for regulating financial institutions, which includes state financial institution regulators. While these regulatory requirements and compliance obligations do not apply directly to us, many of these requirements materially affect the services we provide to our customers and us overall. The financial institution regulators have imposed requirements on regulated financial institutions to manage their third-party service providers. Among other things, these requirements include performing appropriate due diligence when selecting third-party service providers; evaluating the risk management, information security, and information management systems of third-party service providers; imposing contractual protections in agreements with third-party service providers (such as performance measures, audit and remediation rights, indemnification, compliance requirements, confidentiality and information security obligations, insurance requirements, and limits on liability); and conducting ongoing monitoring, diligence and audits of the performance of third-party service providers. Additionally, certain of our customers are governmental entities, which may be subject to further federal, state or local requirements. Accommodating these requirements applicable to our customers imposes additional costs and risks in connection with both our operations and our financial institution relationships. We expect to expend significant resources on an ongoing basis in an effort to assist our customers in meeting their legal requirements.

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
A significant network rule is the “chip and pin” or “chip and signature” card requirement, known as EMV, which was mandated by Visa, Mastercard, American Express and Discover to be supported by payment processors by April 2013 and merchants by October 2015. This mandate set new requirements and technical standards, including requiring integrated point of sale systems to be capable of accepting the more secure “chip” enabled cards that utilize the EMV standard and setting new rules for data handling and security. Processors and customers that do not comply with the mandate or do not use systems that are EMV compliant risk fines and liability for fraud-related charges. We have invested significant resources to ensure our systems’ compliance with the mandate, and to assist our customers in fulfilling their EMV compliance responsibilities.
To provide our electronic payment services, we must be registered either indirectly or directly as a service provider with each of the payment networks that we utilize. Because we are not a bank, we are not eligible for primary membership in certain payment networks, including Visa and Mastercard, and are therefore unable to directly access these networks. The operating regulations of certain payment networks, including Visa and Mastercard, require us to be sponsored by a member bank as a service provider. We are registered with certain payment networks, including Visa and Mastercard, through various sponsor banks. The agreements with our bank sponsors give them substantial discretion in approving certain aspects of our business practices including our solicitation, application and qualification procedures for customers and the terms of our agreements with customers. We are also subject to network operating rules and guidelines promulgated by the National Automated Clearing House Association (“NACHA”) relating to payment transactions we process using the ACH Network. Like the card networks, NACHA may update its operating rules and guidelines at any time and we will be subject to these changes. For example, NACHA's Micro-Entry Rule to improve the means of account validation was implemented in two stages effective September 16, 2022 and March 17, 2023, and requires originators of ACH transaction to use commercially reasonable fraud detection and to monitor forward and return micro-entry volumes. The NACHA Operating Rules and Guidelines allocate responsibility and liabilities to the various participants in the payment network, including us and our partner financial institutions. NACHA continues to focus on data security and privacy and delegation of responsibilities. We are subject to audit by our partner financial institutions for compliance with the rules and guidelines. Our sponsor financial institutions have substantial discretion in approving certain aspects of our business practices, including the terms of our agreements with our ACH processing customers.
Money Transmitter Regulation
We are subject to various U.S. federal, state, and foreign laws and regulations governing money transmission and the issuance and sale of payment instruments, including various prepaid access products we may sell.

In the United States, each state besides Montana has money transmitter license requirements and many have licenses for issuers of payment instruments and stored value. These states not only regulate and control money transmitters, but they also license entities engaged in the transmission of funds. Many states exercise authority over the operations of our services related to money transmission and payment instruments and, as part of this authority, subject us to periodic examinations. Many states require, among other things, that proceeds from money transmission activity and payment instrument sales be invested in high-quality marketable securities before the settlement of the transactions or otherwise restrict the use and safekeeping of such funds. Such licensing laws may cover matters including regulatory approval of consumer forms, required consumer disclosures, the filing of periodic and updated reports by the licensee and require the licensee to demonstrate and maintain specified levels of net worth. Many states also require money transmitters, issuers of payment instruments and stored value, and their agents to comply with federal and/or state anti-money laundering laws and regulations.
Other Regulation
We are subject to U.S. federal and state unclaimed or abandoned property (escheat) laws which require us to remit to certain government authorities property of others we hold that has been unclaimed for a specified period of time such as account balances due to a distribution partner or customer following discontinuation of its relationship with us. The Housing Assistance Tax Act of 2008 requires certain merchant acquiring entities and third-party settlement organizations to provide information returns for each calendar year with respect to payments made in settlement of electronic payment transactions and third-party payment network transactions occurring in that calendar year. Reportable transactions are also subject to backup withholding requirements.
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
Risks Related to Our Business and Industry
Unauthorized disclosure, destruction or modification of data or disruption of our services or other cybersecurity or technological risks, including as result of a cybersecurity incident, could expose us to liability, protracted and costly litigation and damage our reputation.
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
We are subject to risk associated with information technology and cybersecurity matters. For example, on June 2, 2021, the State of Louisiana, Division of Administration (the “State”) and a putative class of Louisiana law enforcement districts filed a petition in the 19th Judicial District Court for the Parish of East Baton Rouge against i3-Software & Services, LLC (“S&S”), a subsidiary of the Company located in Shreveport, Louisiana, seeking monetary damages related to a third-party remote access software product used in connection with services provided by S&S to certain Louisiana Parish law enforcement districts and alleged inadequacies in the Company’s cybersecurity practices. For additional information about this litigation, see Note 15 to our consolidated financial statements.
The current cyber threat environment presents increased risk for all companies, in our industry and otherwise, including as a result of cyberattacks, and in some cases, ransomware attacks, through which an attacker gains access to the organization’s computer files, renders them temporarily inaccessible and threatens to permanently delete them if a cash ransom is not paid by a specified deadline. Like other companies in our industry, our systems are subject to recurring attempts by third parties to access information, manipulate data or disrupt our operations. Although we proactively employ multiple measures to defend our systems against intrusions and attacks and to protect the data we collect, our measures may not prevent unauthorized access or use of sensitive data. In addition, the cybersecurity-related threats that we face may remain undetected for an extended period of time.
While we have experienced cyber threats and incidents, we have not (and, to our knowledge, our distribution partners, third-party vendors or customers have not) been subject to a material ransomware or cyber-extortion attack impacting us. If such an event were to occur it could significantly disrupt our operations, expose us to liability under HIPAA and/or state data breach laws, adversely impact our reputation, impact our customer relationships or subject us to other material losses or liability. In addition, a breach of our system or a third-party system upon which we rely may subject us to material losses or liability, including payment network fines, assessments and claims for unauthorized purchases with misappropriated credit, debit or card information, impersonation or other similar fraud claims. A misuse of such data or a cybersecurity breach could harm our reputation and deter our customers and potential customers from using electronic payments generally and our products and services specifically, thus reducing our revenue. In addition, any such misuse or breach could cause us to incur costs to correct the breaches or failures, increase our risk of regulatory scrutiny, subject us to lawsuits and result in the imposition of material penalties and fines under state and federal laws (including HIPAA) or by the payment networks. These risks may be heightened in connection with employees working from remote work environments, as our dependency on certain service providers, such as video conferencing and web conferencing services, has significantly increased. In addition, to access our network, products and services, customers and other third parties may use personal mobile devices or computing devices that are outside of our network environment and subject to their own security risk. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. A significant cybersecurity breach could also result in payment networks prohibiting us from processing transactions on their networks or the loss of our financial institution sponsorship that facilitates our participation in the payment networks, either of which could materially impede our ability to conduct business. In addition, as cybersecurity threats continue to evolve, we have expended, and expect to continue to expend, significant resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities, but we still might be unable to successfully prevent certain cyberattacks.
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
Our software and systems and our third-party providers’ software and systems may fail, or our third-party providers may discontinue providing their services or technology generally or to us specifically, which in either case could interrupt our business, cause us to lose business and increase our costs.
Our services are based on software and computing systems that often encounter development delays, and the underlying software may contain undetected errors, viruses or defects. Defects in our software services or errors or delays could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential customers, harm to our reputation and exposure to liability claims.
Our systems and operations or those of our third-party technology vendors could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency and similar events. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur. Likewise, while we have disaster recovery policies and arrangements in place, they have not been tested under actual disasters or similar events. Although we seek to minimize these risks through security measures, controls, back-up data centers and emergency planning, there can be no assurance that such efforts will be successful or effective. Defects in our systems or those of third parties, errors or delays in the processing of payment transactions, telecommunications failures or other difficulties could result in:
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
We also rely in part on third parties for the development and access to new technologies, or for updates to existing products and services for which they provide ongoing support. Failure by these third-party providers to devote an appropriate level of attention to our products and services could result in delays in introducing new products or services, or delays in resolving any issues with existing products or services for which third-party providers provide ongoing support. In addition, in the remote work environments, the daily activities and productivity of our workforce is now more closely tied to key vendors, such as video conferencing services, consistently delivering their services without material disruption. Our ability to deliver information using the internet and to operate in a remote working environment may be impaired because of infrastructure failures, service outages at third-party internet providers, malicious attacks or other factors.
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
Since inception in 2012, we have been engaged in growth activities and have made a significant number of acquisitions that have grown our business. This acquisition activity requires substantial capital and other expenditures. Taking these factors into account, we incurred net losses attributable to i3 Verticals, Inc. in the years ended September 30, 2023, 2022 and 2021, and we may continue to incur losses in the future. A substantial portion of our historical revenue growth has resulted from acquisitions. For the year ended September 30, 2023, revenues attributable to the acquisitions we completed in 2022 and 2023 were $21.5 million, or 5.8% of our total revenues. We expect our cash needs to increase significantly for the next several years as we:
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
Our payment and software solutions compete against many peers. Our competitors include, among others, Tyler Technologies, Inc., EverCommerce, Inc., EngageSmart, LLC, Constellation Software, Inc., Roper Technologies, Inc., Global Payments, Inc., Axon Technologies, and PowerSchool Holdings, Inc.
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
We do not directly access the payment card networks, such as Visa and Mastercard, that enable our acceptance of credit cards and debit cards, including some types of prepaid cards. Accordingly, we must rely on banks or other payment processors to process transactions and must pay fees for the services. To provide our merchant acquiring services, we are registered through our bank sponsors with the Visa and Mastercard networks as service providers for member institutions. The majority of our $24.4 billion in payment volume in fiscal year 2023 was attributable to transactions processed on the Visa and Mastercard networks. As such, we, our bank sponsors and many of our customers are subject to complex and evolving payment network rules. The payment networks routinely update and modify requirements applicable to merchant acquirers, including rules regulating data integrity, third-party relationships (such as those with respect to bank sponsors and ISOs), merchant chargeback standards and PCI DSS. The rules of the card networks are set by their boards, which may be influenced by card issuers, some of which offer competing transaction processing services. The PCI council released version 4.0, which includes stronger standards that increase the compliance burden on processors and require additional training, education and support tools for processors to support their merchants.
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
If we are unable to collect the chargeback from the customer’s account or reserve account (if applicable), or if the customer refuses or is financially unable due to bankruptcy or other reasons to reimburse us for the chargeback, we bear the loss for the amount of the refund paid to the cardholder’s bank. While we did not incur material chargeback losses in our 2023 or 2022 fiscal years, any increase in chargebacks not paid by our customers could have a material adverse effect on our business, financial condition and results of operations.

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
The electronic payment industry depends heavily on the overall level of consumer and commercial spending. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income and changes in consumer purchasing habits. Economic conditions in the United States continue to be challenging in various respects, and the United States economy continues to experience significant inflationary pressures, elevated interest rates, and challenging labor market conditions. Such adverse economic conditions may adversely affect our financial performance by reducing the number or aggregate volume of transactions made using electronic payments. In addition, demand for consumer products may be adversely affected by increases in interest rates and the reduced availability of financing. A reduction in the amount of consumer or commercial spending could result in a decrease in our revenue and profits. If our customers make fewer purchases or sales of products and services using electronic payments, or consumers spend less money through electronic payments, we will have fewer transactions to process at lower dollar amounts, resulting in lower revenue. Additionally, credit card issuers may reduce credit limits and become more selective in their card issuance practices. We have been adversely impacted by current negative economic conditions in the United States and may continue to adversely impacted by such conditions, particularly if current negative economic conditions persist or deteriorate.
Further, credit card issuers may reduce credit limits and become more selective in their card issuance practices. We also have a certain amount of fixed and semi-fixed costs, including rent, debt service and salaries, which could limit our ability to quickly adjust costs and respond to changes in our business and the economy.
Rapidly evolving domestic and global conditions are beyond our control and could materially adversely affect our business, operations, and results of operations.
U.S. and international markets are experiencing uncertain and volatile economic and geopolitical conditions, including from the impacts of Russian aggression in Ukraine, military conflict in the Middle East, rises in fuel costs, sustained inflation, threats or concerns of recession, and supply chain disruptions. These conditions make it extremely difficult for us to accurately forecast and plan future business activities. Together, these circumstances create an environment in which it is challenging for us to predict future operating results. If these uncertain business, macroeconomic or political conditions continue or further decline, our business, financial condition and results of operations could be materially adversely affected.
In addition, our business, financial condition and results of operations could be materially adversely affected by outbreaks of illnesses, epidemics or pandemics, climate-related events, including extreme weather events and natural disasters, riots, strikes, civil insurrection or social unrest, terrorist or criminal activities, or other catastrophic events or other political and economic instability.
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
We employ resources in India, to support our onshore operations. Countries outside of the United States may be subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest or natural disasters. The occurrence of natural disasters, pandemics, or political or economic instability in these countries could interfere with work performed by these labor sources or could result in our having to replace or reduce these labor sources. If countries in which we operate experience civil or political unrest or acts of terrorism, our operations in such countries could be materially impaired. Our vendors in other countries could potentially shut down suddenly for any reason, including financial problems or personnel issues. Such disruptions could decrease efficiency, increase our costs and have an adverse effect on our business or results of operations.
Further, many foreign data privacy regulations (including India’s Digital Personal Data Protection Act) can be more stringent than those in the United States. These laws and regulations are rapidly evolving and changing and could have an adverse effect on our operations. Our obligations and requirements under these laws and regulations are subject to uncertainty in how they may be interpreted by government authorities and regulators. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs, affect our customers’ willingness to permit us to use and store personal data, prevent us from selling our products or services, and/or affect our ability to invest in or jointly develop products. Failure to comply with these laws may result in governmental enforcement actions, private claims, including class action lawsuits, and damage to our reputation. We may also face audits or investigations by one or more foreign government agencies relating to our compliance with these regulations.

Risks Related to Regulation
We are subject to extensive laws and government regulation, the costs of compliance with which can be significant, and our actual or perceived failure to comply with such obligations may subject us to penalties and otherwise have an unfavorable impact on our business, financial condition and results of operations.
We are subject to numerous federal and state laws and regulations that affect the electronic payments industry and the other industries in which we provide services. Regulation of our industry has increased significantly in recent years and is constantly evolving. We are also subject to other laws and regulations, including those addressing U.S. financial services, consumer protection, escheat and privacy and information security, among other subjects. Changes to statutes, regulations or industry standards, including interpretation and implementation of statutes, regulations or standards, could increase our cost of doing business or affect the competitive balance. Failure to comply with laws and regulations may have an adverse effect on our business, including the limitation, suspension or termination of services provided to, or by, third parties, and the imposition of other penalties or fines. To the extent these laws and regulations negatively impact the business, operations or financial condition of our customers, our business and results of operations could be materially and adversely affected because, among other matters, our customers could have less capacity to purchase products and services from us, could decide to avoid or abandon certain lines of business, or could seek to pass on increased costs to us by negotiating price reductions. In addition, we could be required to invest a significant amount of time and resources in response to new or changes to existing laws, regulations or oversight, or to modify the manner in which we contract with or provide products and services to our customers; and those laws and regulations could directly or indirectly limit how much we can charge for our services. We may not be able to update our existing products and services, or develop new ones, to satisfy our customers’ needs. Any of these events, if realized, could have a material adverse effect on our business, results of operations and financial condition.
Various laws and regulations, including those in other industries in which we provide services, even if such laws and regulations are not directed at us, may require us to make significant efforts to change our products and services and may require that we incur additional compliance costs and change how we price our products and services to our customers and distribution partners. Implementing new compliance risk mitigation strategies efforts can be significant with the complexity of regulatory requirements, and we are devoting and will continue to devote significant resources to address compliance requirements. Furthermore, regulatory actions may cause changes in business practices by us and other industry participants which could affect how we market, price and distribute our products and services, and which could materially adversely affect our business, financial condition and results of operations. In addition, even an inadvertent failure to comply with laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could damage our business or our reputation.
Compliance with the Dodd-Frank Act and other federal and state regulations applicable to our business may increase our compliance costs, limit our revenues and otherwise negatively affect our business.
Since the enactment of the Dodd-Frank Act, there have been substantial reforms to the supervision and operation of the financial services industry, including numerous new regulations that have imposed additional compliance costs and, in some cases, limited revenue sources for us and our financial institution partners and customers. Among other things, the Dodd-Frank Act established the CFPB, which is empowered to conduct rule-making and supervision related to, and enforcement of, federal consumer financial protection laws. The CFPB has issued guidance that applies to “supervised service providers,” which the CFPB has defined to include service providers, like us, to CFPB supervised banks and nonbanks. In addition, federal and state agencies have recently proposed or enacted cybersecurity regulations, such as the Cybersecurity Requirements for Financial Services Companies issued by the New York State Department of Financial Services and the Cyber Security Resource Guide for Financial Institutions issued November 2022 by the Federal Financial Institutions Examination Council replacing the 2018 Cyber Security Resource Guide. Cybersecurity regulations and guidance are applicable to large bank holding companies and their subsidiaries, as well as to service providers to those organizations. Any new rules and regulations implemented by the CFPB, state or other authorities or in connection with the Dodd-Frank Act could, among other things, slow our ability to adapt to a rapidly changing industry, require us to make significant additional investments to comply with them, redirect time and resources to compliance obligations, modify our products or services or the manner in which they are provided, or limit or change the amount or types of revenue we are able to generate.

Interchange fees, which the payment processor typically pays to the card issuer in connection with credit and debit card transactions, are subject to increasingly intense legal, regulatory and legislative scrutiny. In particular, the Dodd-Frank Act regulates and limits debit card fees charged by certain card issuers and allows businesses and organizations to set minimum dollar amounts for the acceptance of credit cards. Specifically, under the commonly known “Durbin Amendment” to the Dodd-Frank Act, the interchange fees that certain issuers charge businesses and organizations for debit transactions are regulated by the Federal Reserve and must be “reasonable and proportional” to the cost incurred by the issuer in authorizing, clearing and settling the transactions. Rules released by the Federal Reserve in July 2011 to implement the Durbin Amendment mandate a cap on debit transaction interchange fees for card issuers with assets of $10 billion or greater. Effective October 1, 2012, debit card issuers are permitted a fraud-prevention adjustment. Since October 2011, a payment network may not prohibit a card issuer from contracting with any other payment network for the processing of electronic debit transactions involving the card issuer’s debit cards, and card issuers and payment networks may not inhibit the ability of businesses and organizations to direct the routing of debit card transactions over any payment networks that can process the transactions.
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
For example, the HIPAA privacy and security regulations extensively regulate the use and disclosure of PHI and require business associates such as our company to implement administrative, physical and technical safeguards to protect the security of such information. If we are unable to properly protect the privacy and security of PHI entrusted to us, we could be found to have breached our contracts with our customers and/or be subject to investigation by the HHS Office for Civil Rights (“OCR”). In the event OCR finds that we have failed to comply with applicable HIPAA privacy and security standards, we could face civil and criminal penalties. OCR has become an increasingly active regulator and has signaled its intention to continue this trend. OCR has the discretion to impose penalties without being required to attempt to resolve violations through informal means. Further, OCR may require companies to enter into resolution agreements and corrective action plans that impose ongoing compliance requirements. OCR enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition to enforcement by OCR, state attorneys general are authorized to bring civil actions under either HIPAA or similar state laws, seeking either injunctions or damages in response to violations that threaten the privacy of state residents. Although we have implemented and maintain policies, processes and a compliance program infrastructure to assist us in complying with these laws and regulations and our contractual obligations, we cannot provide assurance regarding how these laws and regulations will be interpreted, enforced or applied to our Healthcare vertical operations. Further, the FTC has prosecuted certain uses and disclosures of personal information and data breach cases as unfair and/or deceptive acts or practices under the Federal Trade Commission Act or under the FTC Health Breach Notification Act.
If we violate the federal AKS, the CMP Law, the federal FCA, the Cures Act or other federal or state laws and regulations applicable to healthcare services, it could result in a material breach of contract with one or more of our customers in our Healthcare vertical, harm our reputation and subject us to substantial civil and criminal penalties.
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
Healthcare laws, regulations and other requirements impacting our Healthcare vertical operations include the following:
Anti-Kickback Laws. A number of federal and state laws govern patient referrals, financial relationships with physicians and other referral sources and inducements to providers and patients, including restrictions contained in amendments to the Social Security Act, commonly known as the AKS. The AKS contains a limited number of exceptions, and the OIG has created regulatory safe harbors to the AKS. Activities that comply with a safe harbor are deemed protected from prosecution under the AKS. Certain of our contracts and other arrangements may not meet an exception or a safe harbor. Failure to qualify for safe harbor protection does not mean the arrangement necessarily violates the AKS, but it may subject the arrangement to greater government scrutiny. We cannot provide assurance that practices outside of a safe harbor will not be found to violate the AKS. Allegations of violations of the AKS may be brought under the civil CMP Law, which requires a lower burden of proof than the AKS.
The OIG has a longstanding concern that percentage-based billing arrangements may increase the risk of improper billing practices. The OIG recommends that medical billing companies develop and implement comprehensive compliance programs to mitigate this risk. In addition, certain states have adopted laws or regulations forbidding splitting of fees with non-physicians, which may be interpreted to prevent business service providers, including medical billing providers, from using a percentage-based billing arrangement. While we have developed and implemented a comprehensive billing compliance program that we believe is consistent with federal guidance, our failure to ensure compliance with controlling legal requirements, accurately anticipate the application of these laws and regulations to our business and contracting model, or other failure to comply with regulatory requirements, could create liability for us, result in adverse publicity and negatively affect our business.
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
The Cures Act and Implementing Regulations (Information Blocking and HIT Standards and Certification Requirements). Standards regarding electronic exchange of information and interoperability are subject to regular revision and updates, and we are required to modify and enhance products and services accordingly. The Information Blocking Rule prohibits healthcare providers, HIEs, and HIT developers, including our subsidiary that provides electronic medical records, from information blocking, which is defined as practices likely to interfere with, prevent, or materially discourage access, exchange, or use of EHI, except as required by law or specified by HHS as a reasonable and necessary activity. Civil monetary penalties for information blocking by HIT developers are substantial, up to $1 million per violation. The HIT Standards and Certification Criteria Final Rule imposes new criteria related to EHI export and standardized APIs for patient services, and HIT developers of certified HIT need to ensure that their products and services meet the requisite technical standards by the relevant deadlines and continue to evolve as developers and other stakeholders release revised versions of these standards. Additionally, HIT developers that participate in the ONC Health IT Certification Program, like i3, must make various certifications regarding their HIT and attest to compliance with applicable conditions of certification, including those related to information blocking.
These rules apply to certain services we offer, and customers may insist that we develop additional solutions that comply with these various interoperability requirements, which could subject us to additional costs. We currently have and likely will continue to have certain solutions certified by ONC, which could further increase development costs and delay customer sales and implementations. We also may incur costs in periods prior to the corresponding recognition of revenue. To the extent current regulations are subsequently changed or supplemented, or for other reasons beyond our control, customers may postpone or cancel their decisions to purchase or implement such solutions.
Exclusion from participation in government healthcare programs. The OIG may or must exclude individuals and entities involved in misconduct related to federal healthcare programs, such as Medicare and Medicaid, from participation in those programs. Federal law prohibits federal healthcare programs from paying for items or services furnished, ordered, or prescribed by an individual or entity excluded from participation. The prohibition against federal program payment extends to payment for administrative and management services not directly related to patient care. Civil penalties may be imposed against providers and entities that employ or enter into contracts with excluded individuals to provide items or services to federal healthcare program beneficiaries. We have implemented compliance policies and procedures to screen for excluded individuals. However, if we employ or contract with an excluded individual or entity, we could face significant consequences such as exclusion from participation in federal healthcare programs, civil monetary penalties, and treble damages. In addition, we could be liable under our customer contracts, if we are excluded by the OIG or employ or contract with an excluded individual or entity.
Recent and future developments in the healthcare industry, particularly those related to HIT, could have a material adverse impact on our business, results of operations or financial condition.
A material portion of our revenue is derived from the healthcare industry, which is highly regulated and subject to changing political, legislative, regulatory and other influences.
There are numerous federal, state and private initiatives seeking to increase the use of HIT as a means of improving care and reducing costs. For example, HITECH and the Cures Act promote the use of EHR technology, interoperability and the efficient exchange of EHI. These statutes are implemented mainly through HIPAA, CMS’s Promoting Interoperability Program, and ONC’s Information Blocking Rule and HIT Standards and Certification Criteria Final Rule.
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
In addition, other general reductions in expenditures by healthcare industry constituents could result from, among other things, government regulation or private initiatives that affect the manner in which providers interact with patients, payers or other healthcare industry constituents, including changes in pricing or means of delivery of healthcare solutions. In addition, cost containment efforts at the federal and state levels may affect industry expenditures. For example, the Budget Control Act of 2011 requires automatic spending reductions to reduce the federal deficit. CMS began imposing a 2% reduction on payments of Medicare claims in 2013. These reductions have been extended through the first six months of 2032. In addition, the American Rescue Plan Act of 2021 increased the federal budget deficit in a manner that triggered an additional statutorily mandated sequestration.

As a result, an additional payment reduction of up to 4% was required to take effect in January 2022. However, Congress has delayed implementation of this payment reduction until 2025. We anticipate that the federal deficit will continue to place pressure on government healthcare programs.
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
We and many of our customers are subject to Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices, provisions of the Dodd-Frank Act that prohibit UDAAP, the Telemarketing Sales Act, the Electronic Fund Transfer Act and other laws, rules and or regulations, which may directly impact the activities of certain of our customers. These rules may subject us, as the electronic payment processor or provider of certain services, to investigations, fees, fines and disgorgement of funds if we were deemed to have improperly aided and abetted or otherwise provided the means and instrumentalities to facilitate the illegal or improper activities of the customer through our services. Various federal and state regulatory enforcement agencies including the Federal Trade Commission and state attorneys general have authority to take action against non-banks that engage in UDAAP, or violate other laws, rules and regulations. To the extent we are processing payments or providing products and services for a customer that may be in violation of laws, rules and regulations, we may be subject to enforcement actions and as a result may incur losses and liabilities that may adversely affect our business.

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
Our business may also be subject to the FCRA, which regulates the use and reporting of consumer credit information and imposes disclosure requirements on entities that take adverse action based on information obtained from credit reporting agencies. We could be liable if our practices under the FCRA do not comply with the FCRA or regulations under it.
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

Legal requirements relating to the collection, storage, handling and transfer of personal data continue to evolve at both the federal and state level. For example, the CFPB issued a proposed rule on October 19, 2023, requiring depository and non-depository entities to make available to consumers data relating to consumer transactions, obligations for third accessing a consumer's data and privacy protections for the data. In June 2018, the State of California enacted the CCPA and subsequently enacted the CPRA. Together, the laws require companies (regardless of their location) that collect personal information of California residents to notify consumers about their data collection, use, and sharing practices, provide the ability to access and delete data to consumers and provide consumers the right to correct and limit the use and disclosure of sensitive personal information.
In addition, several other states have introduced or passed similar legislation to the CCPA, including Nevada, Colorado, Virginia, Connecticut, Utah, Montana, Tennessee, Indiana, Iowa, Texas, Florida, Delaware and Oregon, that may impose varying standards and requirements on our data collection, use and processing activities. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data.
Government regulators, industry groups and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. Regulators and courts may expand interpretations of existing laws, thereby further impacting our business. If more restrictive privacy laws or rules and/or inconsistent legal requirements are adopted by authorities in the future on the federal or state level, or regulators' enforcement priorities shift, our compliance costs may increase and our ability to perform due diligence on, and monitor the risk of, our current and potential customers may decrease, which could create liability for us. The CCPA and CPRA also provide for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. We may also be exposed to litigation, regulatory fines, penalties or other sanctions if the personal, confidential or proprietary information of our customers is mishandled or misused by any of our suppliers, counterparties or other third parties, or if such third-parties do not have appropriate controls in place to protect such personal, confidential or proprietary information. Further, many foreign data privacy regulations (including India’s Digital Personal Data Protection Act) can be more stringent than those in the United States. These laws and regulations are rapidly evolving and changing and could have an adverse effect on our operations. Our obligations and requirements under these laws and regulations are subject to uncertainty in how they may be interpreted by government authorities and regulators. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs, affect our customers’ willingness to permit us to use and store personal data, prevent us from selling our products or services, and/or affect our ability to invest in or jointly develop products. Failure to comply with these laws may result in governmental enforcement actions, private claims, including class action lawsuits, and damage to our reputation. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations.
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
These laws and regulations may change rapidly, and it is frequently unclear how they apply to our business. Any failure of our products or services to comply with these laws and regulations could result in substantial civil or criminal liability and could, among other things, adversely affect demand for our services, invalidate all or portions of some of our contracts with our customers and financial institution partners, or require us to change or terminate some portions of our business. Further, reform efforts or changing healthcare regulatory requirements may also render our products or services obsolete or may block us from fully realizing or accomplishing our work or from developing new products or services. This may in turn impose additional costs upon us to adapt to the new operating environment or to further develop or modify our products and services. Such healthcare reforms may also make introduction of new products and service costlier or more time-consuming than we currently anticipate. These changes may also prevent our introduction of new products and services or make the continuation or maintenance of our existing products and services unprofitable or impossible.

We no longer qualify as an “emerging growth company”, and as a result, we have to comply with increased disclosure and compliance requirements.
We no longer qualify as an emerging growth company ("EGC") as defined in the Jumpstart Our Business Startups Act (the "JOBS Act"). As such, we are subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an EGC. These requirements include, but are not limited to:
•the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002;
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
The increasing focus on environmental, social and governance (“ESG”) practices could increase our costs, harm our reputation and adversely impact our financial results.
There has been increasing public focus by investors, customers, environmental activists, the media and governmental and nongovernmental organizations on a variety of ESG matters. If we are not effective in addressing ESG matters affecting our business our reputation may suffer. Moreover, we may experience increased costs in order to develop and execute upon any such ESG strategies, which could have an adverse impact on our business and financial condition.
In addition, this emphasis on ESG matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.
Risks Related to Our Indebtedness
Our indebtedness could adversely affect our financial health and competitive position.
On May 8, 2023, i3 Verticals, LLC (the “Borrower”), entered into that certain Credit Agreement (the “2023 Senior Secured Credit Facility”) with the guarantors and lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (“JPMorgan”). The 2023 Senior Secured Credit Facility replaces the Prior Senior Secured Credit Facility (as defined below). The 2023 Senior Secured Credit Facility provides for aggregate commitments of $450 million in the form of a senior secured revolving credit facility (the “Revolver”). Borrowings under the Revolver will be made, at the Borrower’s option, at the Adjusted Term SOFR rate or the base rate, plus, in each case, an applicable margin. The Adjusted Term SOFR rate will be the rate of interest per annum equal to the Term SOFR rate (based upon an interest period of one, three or six months), plus 0.10%, plus an applicable margin of 2.00% to 3.00% (3.00% at September 30, 2023). The Adjusted Term SOFR rate shall not be less than 0% in any event. The base rate is a fluctuating rate of interest per annum equal to the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%, plus an applicable margin of 1.00% to 2.00% (2.00% at September 30, 2023). The base rate shall not be less than 1% in any event. As of September 30, 2023, we had borrowings outstanding of $272.5 million under the 2023 Senior Secured Credit Facility. Although we may enter into interest rate swap agreements in the future, we and our subsidiaries are exposed to interest rate increases on the floating portion of our 2023 Senior Secured Credit Facility that are not covered by interest rate swaps, to the extent we have indebtedness outstanding. For additional information about our 2023 Senior

Secured Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II, Item 7 of this Annual Report on Form 10-K, and “Quantitative and Qualitative Disclosure About Market Risk” in Part II, Item 7A of this Annual Report on Form 10-K.
On February 18, 2020, i3 Verticals, LLC issued $138.0 million aggregate principal amount of its Exchangeable Notes. The Exchangeable Notes bear interest at a fixed rate of 1.0% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. Prior to August 15, 2024, the Exchangeable Notes are exchangeable only upon satisfaction of certain conditions and during certain periods described in the Indenture, and thereafter, the Exchangeable Notes are exchangeable at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The Exchangeable Notes are exchangeable on the terms set forth in the Indenture into cash, shares of Class A common stock, or a combination thereof, at i3 Verticals, LLC’s election. As of September 30, 2023, $117.0 million of the original aggregate principal amount of $138.0 million was outstanding.
To service our debt and any additional debt we may incur in the future, we need to generate cash. Our ability to generate cash is subject, to a certain extent, to our ability to successfully execute our business strategy, including acquisition activity, as well as general economic, financial, competitive, regulatory and other factors beyond our control. Although we currently expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under the 2023 Senior Secured Credit Facility will be sufficient to fund our operations and planned expenditures and to service our debt obligations for at least the next twelve months, there can be no assurance that our business will be able to generate sufficient cash flow from operations or that future borrowings or other financing will be available to us in an amount sufficient to enable us to service our debt and fund our other liquidity needs. To the extent we are required to use our cash flow from operations or the proceeds of any future financing to service our debt instead of funding working capital, capital expenditures, acquisition activity or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This will place us at a competitive disadvantage compared to our competitors that have less debt. There can be no assurance that we will be able to refinance any of our debt on commercially reasonable terms or at all, or that the terms of that debt will allow any of the above alternative measures or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition and the value of our outstanding debt. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

In addition, the 2023 Senior Secured Credit Facility contains, and any agreements evidencing or governing other future debt may contain, certain restrictive covenants that limit our ability, among other things, to engage in certain activities that are in our long-term best interests, including our ability to:
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
The restrictive covenants in our 2023 Senior Secured Credit Facility also require us to maintain specified financial ratios. While we have not previously breached and are not in breach of any of these covenants, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants and restrictions may be affected by events and factors beyond our control. Our failure to comply with any of these covenants or restrictions could result in an event of default under our 2023 Senior Secured Credit Facility. An event of default would permit the lending banks under the facility to take certain actions, including terminating all outstanding commitments and declaring all amounts outstanding under our 2023 Senior Secured Credit Facility to be immediately due and payable, including all outstanding borrowings, accrued and unpaid interest thereon, and all other amounts owing or payable with respect to such borrowings and any terminated commitments. In addition, the lenders would have the right to proceed against the collateral we granted to them, which includes substantially all of our assets.
We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.
In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances, and may determine to engage in equity or debt financings or enter into credit facilities or refinance existing debt for other reasons. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. As discussed above, the 2023 Senior Secured Credit Facility contains restrictive covenants that limit our ability to incur additional debt and engage in other capital-raising activities. Any debt financing we obtain in the future could involve covenants that further restrict our capital raising activities and other financial and operational matters, which may make it more difficult for us to operate our business, obtain additional capital and pursue business opportunities, including potential acquisitions. Furthermore, if we raise additional funds by issuing equity or convertible debt or other equity-linked securities, our then-existing stockholders could suffer significant dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
We may not have the ability to raise the funds necessary to settle exchanges of the Exchangeable Notes or to repurchase the Exchangeable Notes upon a fundamental change.
Holders of our Exchangeable Notes have the right to require us to repurchase their Exchangeable Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the Exchangeable Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. In addition, unless we elect to deliver solely shares of Class A common stock to settle an exchange of the Exchangeable Notes, we will be required to make cash payments in respect of such Exchangeable Notes being exchanged. However, we may not have enough available cash or be able to obtain financing at the time we are required to make purchases of Exchangeable Notes surrendered therefor or Exchangeable Notes being exchanged. In addition, our ability to repurchase the Exchangeable Notes or to pay cash upon exchanges of the Exchangeable Notes is limited by the agreements governing our existing indebtedness (including the 2023 Senior Secured Credit Facility) and may also be limited by law, by regulatory authority or by agreements that will govern our future indebtedness. Our failure to repurchase Exchangeable Notes at a time when the repurchase is required by the indenture that governs the Exchangeable Notes or to pay cash payable on future exchanges of the Exchangeable Notes if and/or as required by the Indenture would constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under the agreements governing our other indebtedness (including the 2023 Senior Secured Credit Facility) and agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Exchangeable Notes or make cash payments upon exchanges thereof.
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
We are a holding company with no operations of our own and currently have no significant assets other than our ownership of common units of i3 Verticals, LLC. We currently have no independent means of generating revenue. Consequently, our ability to obtain operating funds depends upon distributions from i3 Verticals, LLC. Furthermore, i3 Verticals, LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not itself subject to U.S. federal income tax. Instead, its net taxable income is generally allocated to its members, including us, pro rata according to the number of membership interests each member owns. Accordingly, we incur income taxes on our proportionate share of any net taxable income of i3 Verticals, LLC in addition to expenses related to our operations, and our ability to obtain funds to pay these income taxes currently depends upon distributions from i3 Verticals, LLC. We intend to cause i3 Verticals, LLC to distribute cash to us in an amount at least equal to the amount necessary to cover our respective tax liabilities, if any, with respect to our allocable share of the net income of i3 Verticals, LLC and to cover dividends, if any, we declare, as well as any payments due under the Tax Receivable Agreement (the “Tax Receivable Agreement” or "TRA") by and among i3 Verticals, Inc., i3 Verticals, LLC and each of the holders, other than i3 Verticals, Inc., of common units in i3 Verticals, LLC (the “Continuing Equity Owners”). See the detailed discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — 2023 Senior Secured Credit Facility” in Part II, Item 7 of this Annual Report on Form 10-K for a discussion of the restrictive covenants, including i3 Verticals, LLC’s obligations to maintain specific financial ratios, that may limit its ability to make certain distributions to us.
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
The Continuing Equity Owners, who collectively hold approximately 31% of the combined voting power of our common stock as of November 21, 2023, may receive payments from us under the Tax Receivable Agreement upon a redemption or exchange of their common units in i3 Verticals, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. As a result, the interests of the Continuing Equity Owners may conflict with the interests of holders of shares of our Class A common stock. For example, the Continuing Equity Owners may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the Continuing Equity Owners even in situations where no similar considerations are relevant to us.
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
We are subject to a requirement, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), to conduct an annual review and evaluation of our internal control over financial reporting and furnish a report by management on, among other things, our assessment of the effectiveness of our internal control over financial reporting each fiscal year beginning with the year following our first annual report required to be filed with the SEC. Ensuring that we have adequate internal control over financial reporting in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that must be evaluated frequently. Establishing and maintaining these internal controls is and will continue to be costly and may divert management’s attention.
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
As of September 30, 2023, we have an aggregate of 126,746,728 shares of Class A common stock authorized but unissued, including 10,093,394 shares of Class A common stock issuable, at our election, upon redemption of common units of i3 Verticals, LLC that are held by the Continuing Equity Owners. Subject to certain restrictions contained in the LLC Agreement, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based and service-based vesting requirements and other limitations) for newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Common Unit redeemed, in each case, in accordance with the terms of the LLC Agreement. At our election, however, we may effect a direct exchange by i3 Verticals, Inc. of such Class A common stock or such cash, as applicable, for such common units in lieu of redemption. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We have also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain Continuing Equity Owners upon such redemption and the shares of Class A common stock issued to certain Continuing Equity Owners in connection with the Reorganization Transactions will be eligible for resale registration, subject to certain limitations set forth in the Registration Rights Agreement.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters is in Nashville, Tennessee where we occupy approximately 16,000 square feet of office space under a lease that expires in 2027. We lease properties located within various geographic regions in which we conduct business, including Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Louisiana, Michigan, North Carolina, Ohio, South Carolina, Tennessee, Texas, Washington and Wisconsin. Our properties include office spaces and call centers used for operational, sales, management and administrative purposes.
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
Stockholders
As of November 21, 2023, there were 74 stockholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers. As of November 21, 2023, there were 52 stockholders of record of our Class B common stock.
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
The following graph shows a comparison of cumulative total shareholder return for (1) our Class A common stock, (2) the S&P 500 Index and (3) the S&P Information technology Index. The graph assumes the value of the investment in our common stock and each index was $100.00 on September 30, 2018 and that all dividends, if any, were reinvested. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

Comparison of Cumulative Total Return
Among i3 Verticals, Inc., the S&P 500 Index, and the S&P 500 Information Technology Index

$240.00
$200.00
$160.00
$120.00
$80.00
9/30/18
9/30/19
9/30/20
9/30/21
9/30/22
9/30/23
i3 Verticals, Inc.
S&P 500
S&P 500 Information Technology

The following table presents the corresponding data for the periods shown in the graph:

	i3 Verticals, Inc.	S&P 500	S&P 500 Information Technology
September 30, 2018	$100.00	$100.00	$100.00
September 30, 2019	$87.55	$102.15	$106.91
September 30, 2020	$109.88	$115.41	$155.40
September 30, 2021	$105.35	$147.82	$198.46
September 30, 2022	$87.16	$123.05	$157.32
September 30, 2023	$91.99	$147.15	$219.78
Sales of Unregistered Securities
In August 2023, we issued an aggregate of 14,824 shares of Class A Common stock in exchange for an equivalent number of shares of Class B common stock and Common Units pursuant to the terms of the i3 Verticals, LLC Limited Liability Company Agreement, which shares represented less than 1% of the outstanding shares of Class A Common Stock. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. We did not issue any other equity securities that were not registered during the year ended September 30, 2023.
Issuer Purchases of Equity Securities
We did not repurchase any shares of our Class A or Class B common stock during the quarter ended September 30, 2023.
Dividends
We have never declared or paid a cash dividend on our common stock. We intend to retain any earnings to finance the growth and development of our business and do not expect to declare or pay any cash dividends in the foreseeable future. Our Board of Directors reviews our dividend policy from time to time and may declare dividends at its discretion; however, our 2023 Senior Secured Credit Facility (as defined below) places restrictions on the payment of dividends. For further discussion of the 2023 Senior Secured Credit Facility, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

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

Economic Trends
Inflationary pressures, elevated interest rate levels, monetary policy, and the current geopolitical situation (including the military conflicts in Ukraine and in the Middle East), are causing broad economic uncertainty and could potentially cause new, or exacerbate existing, economic challenges that may impact us. These conditions could worsen as a result of adverse economic developments impacting the U.S. and/or global economies, including as a result of monetary policy designed to curb inflation. As the future magnitude, duration and effects of these conditions are difficult to predict at this time, we are unable to predict the extent of the potential effect on our financial results.
Liquidity
At September 30, 2023, we had $3.1 million of cash and cash equivalents and $177.5 million of available capacity under our 2023 Senior Secured Credit Facility subject to our financial covenants. As of September 30, 2023, we were in compliance with these covenants with a consolidated interest coverage ratio and total leverage ratio 4.39x, and 3.77x, respectively. For additional information about our Exchangeable Notes and 2023 Senior Secured Credit Facility, see the section entitled “Liquidity and Capital Resources” below.
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
Acquisitions during the year ended September 30, 2023
On October 1, 2022, we completed the acquisition of Celtic Cross Holdings, Inc., in Scottsdale, Arizona and Celtic Systems Pvt. Ltd. in Vadodara, India (collectively "Celtic") to expand the Company’s software offerings in the Public Sector vertical. Total purchase consideration was $85.0 million in cash consideration, funded by the proceeds from our revolving credit facility.
During the year ended September 30, 2023, we completed the acquisition of two other businesses to expand our software offerings. Total purchase consideration was $19.8 million, including $17.0 million in cash funded by the proceeds from our revolving credit facility, $2.0 million of our Class A Common Stock, and $0.8 million in contingent consideration.
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
Interest expense, net. Our interest expense consists of interest on our outstanding indebtedness under our 2023 Senior Secured Credit Facility, our Prior Senior Secured Credit Facility and Exchangeable Notes, and amortization of debt discount and issuance costs.
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
•the dollar volume of payments our customers process through us (“payment volume”); and
•processing margin.
ARR is the annualized revenue derived from software-as-a-service (“SaaS”) arrangements, transaction-based software-revenue, software maintenance, recurring software-based services, payments revenue and other recurring revenue sources within the quarter. This excludes contracts that are not recurring or are one-time in nature. We focus on ARR because it helps us to assess the health and trajectory of our business. ARR does not have a standardized definition and is therefore unlikely to be comparable to similarly titled measures presented by other companies. It should be reviewed independently of revenue and it is not a forecast. Additionally, ARR does not take into account seasonality. The active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers. ARR for the three months ended September 30, 2023 and 2022 was $312.9 million and $281.2 million, respectively, representing a period-to-period growth rate of 11.3%.

Software and related services revenue includes the sale of subscriptions, recurring services, ongoing support, licenses, and installation and implementation services specific to software. We focus on software and related services revenue as a percentage of total revenue because it is a strategic goal to expand the software services we provide our customers. Software and related services typically result in long-term partnerships with strong recurring revenues. Software and related services revenue as a percentage of total revenue for the years ended September 30, 2023 and 2022 was 50% and 49%.
Our payment volume for the years ended September 30, 2023 and 2022 was $24.4 billion and $22.6 billion, respectively, representing a period-to-period growth rate of 8%. We focus on payment volume because it is a reflection of the scale and economic activity of our customer base and because a significant part of our revenue is derived as a percentage of our customers’ dollar volume receipts. Payment volume reflects the addition of new customers and same store payment volume growth of existing customers, partially offset by customer attrition during the period.
Processing margin is equal to revenue less other cost of services plus residuals expense, which is a component of other cost of services. We focus on processing margin because it represents the profitability of the operating segments, exclusive of sales efforts and overhead. Our processing margin for the years ended September 30, 2023 and 2022 was $333.3 million and $282.7 million, respectively.

Results of Operations
Year Ended September 30, 2023 Compared to Year Ended September 30, 2022
The following table presents our historical results of operations for the periods indicated:

	Year ended September 30,		Change
(in thousands)	2023	2022	Amount	%

Revenue	$370,239	$317,862	$52,377	16.5%

Operating expenses

Other costs of services	80,552	73,367	7,185	9.8%
Selling general and administrative	219,736	193,790	25,946	13.4%
Depreciation and amortization	36,461	29,424	7,037	23.9%
Change in fair value of contingent consideration	10,781	23,725	(12,944)	n/m
Total operating expenses	347,530	320,306	27,224	8.5%

Income (loss) from operations	22,709	(2,444)	25,153	n/m

Other expenses
Interest expense, net	25,128	14,775	10,353	70.1%
Other expense	1,436	991	445	n/m
Total other expenses	26,564	15,766	10,798	68.5%

Loss before income taxes	(3,855)	(18,210)	14,355	(78.8)%

(Benefit from) provision for income taxes	(1,203)	5,007	(6,210)	n/m

Net loss	(2,652)	(23,217)	20,565	(88.6)%

Net loss attributable to non-controlling interest	(1,841)	(6,115)	4,274	(69.9)%
Net loss attributable to i3 Verticals	$(811)	$(17,102)	$16,291	(95.3)%

n/m = not meaningful
Revenue
Revenue increased $52.4 million, or 16.5%, to $370.2 million for the year ended September 30, 2023 from $317.9 million for the year ended September 30, 2022. This increase was partially driven by revenue from acquisitions completed during the 2023 and 2022 fiscal years of $21.5 million, net of intercompany eliminations, all of which were within Software and Services. In addition to our growth through acquisitions, revenue from existing businesses grew, resulting from growth in software and related services revenues, primarily in our Public Sector vertical, and an increase in payment volume from new and existing customers across the Company.
Revenue within Software and Services increased $39.6 million, or 20.5%, to $233.0 million for the year ended September 30, 2023 from $193.4 million for the year ended September 30, 2022. This increase was principally driven by revenue of $21.5 million from acquisitions completed during 2023 and 2022, and the remaining growth was driven by an increase in software and related services revenue in our Public Sector vertical and an increase in processing revenue in our Education vertical.

Revenue within Merchant Services increased $12.9 million, or 10.3%, to $137.3 million for the year ended September 30, 2023 from $124.5 million for the year ended September 30, 2022. Payment volume from new and existing customers within Merchant Services increased $1.2 billion, or 5.8%, to $21.7 billion for the year ended September 30, 2023 from $20.5 billion for the year ended September 30, 2022.
Other Costs of Services
Other costs of services increased $7.2 million, or 9.8%, to $80.6 million for the year ended September 30, 2023 from $73.4 million for the year ended September 30, 2022. This increase was primarily driven by an increase in other cost of services within the Merchant Services segment, driven by the increase in payment volume.
Other costs of services within Merchant Services increased $4.9 million, or 8.2%, to $64.5 million for the year ended September 30, 2023 from $59.6 million for the year ended September 30, 2022, driven primarily by the growth in payment volume.
Other costs of services within Software and Services increased $2.3 million, or 16.9%, to $16.1 million for the year ended September 30, 2023 from $13.8 million for the year ended September 30, 2022. Acquisitions completed during the 2022 and 2023 fiscal years contributed an incremental $1.1 million, net of intercompany eliminations, to our other cost of services for the year ended September 30, 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $25.9 million, or 13.4%, to $219.7 million for the year ended September 30, 2023 from $193.8 million for the year ended September 30, 2022. This increase was principally driven by a $22.4 million increase in employment expense, primarily resulting from an increase in headcount that resulted from inflationary pressures, acquisitions and an increase in stock compensation expense. The majority of the remaining increase was comprised of increases in technology expense.
Depreciation and Amortization
Depreciation and amortization increased $7.0 million, or 23.9%, to $36.5 million for the year ended September 30, 2023 from $29.4 million for the year ended September 30, 2022. Amortization expense increased $6.2 million to $33.1 million for the year ended September 30, 2023 from $26.9 million for the year ended September 30, 2022 primarily due to greater amortization expense resulting from acquisitions completed during the 2023 and 2022 fiscal years. Depreciation expense increased $0.8 million to $3.4 million for the year ended September 30, 2023 from $2.5 million for the year ended September 30, 2022.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a charge of $10.8 million for the year ended September 30, 2023 due to the performance of some of our acquisitions exceeding our expectations. The change in fair value of contingent consideration for the year ended September 30, 2022 was a charge of $23.7 million.
Interest Expense, net
Interest expense, net, increased $10.4 million, or 70.1%, to $25.1 million for the year ended September 30, 2023 from $14.8 million for the year ended September 30, 2022. The increase reflected a higher average interest rate and a higher average outstanding debt balance for the year ended September 30, 2023, as compared to the year ended September 30, 2022.
Other expense
Other expense was $1.4 million for the year ended September 30, 2023, related to a $2.7 million write down of an internal use software project, offset by $0.9 million relating to adjustments of liabilities under our Tax Receivable Agreement related to the remeasurement of the underlying deferred tax asset for changes in estimated income tax rates and $0.3 million contingent consideration received for an investment that was sold in a prior year. Other expense was $1.0 million for the year ended September 30, 2022, relating to adjustments of liabilities under our Tax Receivable Agreement related to the remeasurement of the underlying deferred tax asset for changes in estimated income tax rates.

(Benefit from) Provision for Income Taxes
The benefit from income taxes was $1.2 million for the year ended September 30, 2023 as compared to $5.0 million for the year ended September 30, 2022. The benefit from deferred income taxes changed to a benefit of $5.9 million for the year ended September 30, 2023 from a provision of $2.6 million for the year ended September 30, 2022, driven by a reduction in valuation allowances. Additionally, the provision for current income tax expense increased to $4.7 million for the year ended September 30, 2023 from $2.4 million for the year ended September 30, 2022, driven by the decrease in the loss before income taxes, limitations on interest expense deduction, and the phase in of deferral of research and development expenses. Our effective tax rate of 31% for the year ended September 30, 2023 differs from the federal statutory rate primarily due to valuation allowance and state tax expense. i3 Verticals, Inc. is subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.
Year Ended September 30, 2022 Compared to Year Ended September 30, 2021
For discussion of our results of operations for fiscal 2022 compared to fiscal 2021, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Form 10-K for the fiscal year ended September 30, 2022, filed with the SEC on November 18, 2022.
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
Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash from operating activities. As of September 30, 2023, we had $3.1 million of cash and cash equivalents and available borrowing capacity of $177.5 million under our 2023 Senior Secured Credit Facility, subject to the financial covenants. We usually minimize cash balances by making payments on our revolving line of credit to minimize borrowings and interest expense. As of September 30, 2023, we had borrowings outstanding of $272.5 million under the 2023 Senior Secured Credit Facility. For additional information about our 2023 Senior Secured Credit Facility, see the section entitled "— 2023 Senior Secured Credit Facility" below.
Our primary cash needs are to fund working capital requirements, invest in our technology infrastructure, fund acquisitions and related contingent consideration, make scheduled principal and interest payments on our outstanding indebtedness and pay tax distributions to members. We consistently have positive cash flow provided by operations and expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under the 2023 Senior Secured Credit Facility will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for at least the next twelve months and foreseeable future. Our growth strategy includes acquisitions. We expect to fund acquisitions through a combination of net cash from operating activities, borrowings under our 2023 Senior Secured Credit Facility and through the issuance of equity and debt securities. As a holding company, we depend on distributions or loans from i3 Verticals, LLC to access funds earned by our operations. The covenants contained in the 2023 Senior Secured Credit Facility may restrict i3 Verticals, LLC’s ability to provide funds to i3 Verticals, Inc.

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
Our 2023 Senior Secured Credit Facility, as amended, requires us to maintain a consolidated interest coverage ratio not less than 3.0 to 1.0 and total leverage ratio not exceeding 5.0 to 1.0. As of September 30, 2023, we were in compliance with these covenants with a consolidated interest coverage ratio and total leverage ratio of 4.39x and 3.77x, respectively. Although we believe our liquidity position remains strong, there can be no assurance that we will be able to raise additional funds, in the form of debt or equity, or to amend our 2023 Senior Secured Credit Facility on terms acceptable to us, if at all, even if we determined such actions were necessary in the future.
Any material adverse change in customer demand and our ability to retain customers, competitive market forces, as well as other factors listed under the heading “Note Regarding Forward-looking Statements,” and in our risk factors included herein could affect our ability to continue to fund our liquidity needs from business operations.
Cash Flows
The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.
Year Ended September 30, 2023 Compared to Year Ended September 30, 2022

	Year ended September 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$34,503	$45,846
Net cash used in investing activities	$(121,520)	$(113,045)
Net cash provided by financing activities	$75,652	$73,033

Cash Flow from Operating Activities
Net cash provided by operating activities decreased $11.3 million to $34.5 million for the year ended September 30, 2023 from $45.8 million for the year ended September 30, 2022. The primary driver of the decrease in cash provided by operating activities was decreases in operating assets and liabilities of $17.4 million, which are impacted by the timing of collections and payments. Offsetting the decreases in operating assets and liabilities, our net loss decreased $20.6 million to a net loss of $2.7 million for the year ended September 30, 2023 from a net loss of $23.2 million for the year ended September 30, 2022; however, $12.9 million of the decrease in net loss was driven by a decrease in changes in the fair value of non-cash contingent consideration, $8.5 million of the decrease in net loss was driven by a decrease in the provision for deferred income taxes to a benefit from deferred income taxes, and $4.3 million of the decrease in net loss was driven by a decrease in amortization of debt discount and issuance costs, all of which decrease the net loss but do not result in cash inflows. These decreases to the net loss were partially offset by increases to the net loss of an increase in depreciation and amortization expense of $7.0 million, an increase in the write down of an intangible asset of $2.7 million and an increase in equity-based compensation expense of $1.6 million, all of which increase the net loss but are not cash expenditures.

Cash Flow from Investing Activities
Net cash used in investing activities increased $8.5 million to $121.5 million for the year ended September 30, 2023 from $113.0 million for the year ended September 30, 2022. The largest driver of cash used in investing activities for the years ended September 30, 2023 and 2022 was cash used in acquisitions, net of cash acquired. For the year ended September 30, 2023, we used $102.0 million of cash for acquisitions, net of cash acquired compared to $100.7 million for the year ended September 30, 2022. Additionally, expenditures for purchases of merchant portfolios and residual buyouts increased $2.1 million, expenditures for capitalized software increased by $2.0 million and expenditures for property and equipment increased by $1.9 million for the year ended September 30, 2023 compared to the year ended September 30, 2022.
Cash Flow from Financing Activities
Net cash provided by financing activities increased $2.6 million to $75.7 million for the year ended September 30, 2023 from $73.0 million for the year ended September 30, 2022. The increase in net cash provided by financing activities was primarily the result of an increase in proceeds from the revolving credit facility of $29.3 million and a decrease in cash paid for contingent consideration up to our original estimates of $18.5 million, partially offset by an increase in payments on the revolving credit facility of $26.4 million and a decrease in proceeds from issuance of Class A common stock, net of underwriting discounts and offering costs of $17.7 million for the year ended September 30, 2023 compared to the year ended September 30, 2022.
Year Ended September 30, 2022 Compared to Year Ended September 30, 2021
For a discussion of the cash flows for the year ended September 30, 2022 compared to the year ended September 30, 2021, refer to Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, which was filed with the Securities and Exchange Commission on November 18, 2022.
2023 Senior Secured Credit Facility
On May 8, 2023, i3 Verticals, LLC (the “Borrower”), entered into that certain Credit Agreement (the “2023 Senior Secured Credit Facility”) with the guarantors and lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (“JPMorgan”). The 2023 Senior Secured Credit Facility replaces the Prior Senior Secured Credit Facility (as defined below). The 2023 Senior Secured Credit Facility provides for aggregate commitments of $450 million in the form of a senior secured revolving credit facility (the “Revolver”).
The 2023 Senior Secured Credit Facility provides that the Borrower has the right to seek additional commitments to provide additional term loan facilities or additional revolving credit commitments in an aggregate principal amount up to, as of any date of determination, the sum of (i) the greater of $100 million and 100% of the Borrower’s consolidated EBITDA (as defined in the 2023 Senior Secured Credit Facility) for the most recently completed four quarter period, plus (ii) the amount of certain prepayments of certain indebtedness, so long as, among other things, after giving pro forma effect to the incurrence of such additional borrowings and any related transactions, the Borrower’s consolidated interest coverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not be less than 3.0 to 1.0 and the Borrower’s consolidated total net leverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not exceed 5.0 to 1.0. As of September 30, 2023, the Borrower's consolidated interest coverage ratio was 4.39x and total leverage ratio was 3.77x.
The provision of any such additional amounts under the additional term loan facilities or additional revolving credit commitments are subject to certain additional conditions and the receipt of certain additional commitments by existing or additional lenders. The lenders under the 2023 Senior Secured Credit Facility are not under any obligation to provide any such additional term loan facilities or revolving credit commitments.
The proceeds of the Revolver, together with proceeds from any additional amounts under the additional term loan facilities or additional revolving credit commitments, may only be used by the Borrower to (i) finance working capital, capital expenditures and other lawful corporate purposes, (ii) finance permitted acquisitions (as defined in the 2023 Senior Secured Credit Facility) and (iii) to refinance certain existing indebtedness.
Borrowings under the Revolver will be made, at the Borrower’s option, at the Adjusted Term SOFR rate or the base rate, plus, in each case, an applicable margin.

The Adjusted Term SOFR rate will be the rate of interest per annum equal to the Term SOFR rate (based upon an interest period of one, three or six months), plus 0.10%, plus an applicable margin of 2.00% to 3.00% (3.00% at September 30, 2023). The Adjusted Term SOFR rate shall not be less than 0% in any event.
The base rate is a fluctuating rate of interest per annum equal to the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%, plus an applicable margin of 1.00% to 2.00% (2.00%% at September 30, 2023). The base rate shall not be less than 1% in any event.
The applicable margin is based upon the Borrower’s consolidated total net leverage ratio (as defined in the 2023 Senior Secured Credit Facility), as reflected in the schedule below:

Consolidated Total Net Leverage Ratio	Commitment Fee	Letter of Credit Fee	Term Benchmark Loans	Base Rate Loans
> 3.0 to 1.0	0.30%	3.00%	3.00%	2.00%
> 2.5 to 1.0 but < 3.0 to 1.0	0.25%	2.50%	2.50%	1.50%
> 2.0 to 1.0 but < 2.5 to 1.0	0.20%	2.25%	2.25%	1.25%
< 2.0 to 1.0	0.15%	2.00%	2.00%	1.00%
In addition to paying interest on outstanding principal under the Revolver, the Borrower will be required to pay a commitment fee equal to the product of between 0.15% and 0.30% (the applicable percentage depending on the Borrower’s consolidated total net leverage ratio as reflected in the schedule above, 0.30% at September 30, 2023) times the actual daily amount by which $450 million exceeds the total amount outstanding under the Revolver and available to be drawn under all outstanding letters of credit.
The Borrower will be permitted to voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans under the 2023 Senior Secured Credit Facility, whether such amounts are issued under the Revolver or under the additional term loan facilities or additional revolving credit facilities, at any time without premium or penalty.
In addition, if the total amount borrowed under the Revolver exceeds $450 million at any time, the 2023 Senior Secured Credit Facility requires the Borrower to prepay such excess outstanding amounts.
All obligations under the 2023 Senior Secured Credit Facility are unconditionally guaranteed by the Company, and each of the Company’s existing and future direct and indirect material, wholly owned domestic subsidiaries, subject to certain exceptions. The obligations are secured by first-priority security interests in substantially all tangible and intangible assets of the Borrower, the Company and each subsidiary guarantor, in each case whether owned on the date of the initial borrowings or thereafter acquired.
The 2023 Senior Secured Credit Facility places certain restrictions on the ability of the Borrower, the Company and their subsidiaries to, among other things, incur debt and liens; merge, consolidate or liquidate; dispose of assets; enter into hedging arrangements; make certain restricted payments; undertake transactions with affiliates; enter into sale-leaseback transactions; make certain investments; prepay or modify the terms of certain indebtedness; and modify the terms of certain organizational agreements.
The 2023 Senior Secured Credit Facility contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, material judgments, certain events with respect to employee benefit plans, invalidity of loan documents and certain changes in control.
As of September 30, 2023, we were in compliance with these covenants, with a consolidated interest coverage ratio and total leverage ratio of 4.39x and 3.77x, respectively.

Exchangeable Notes
On February 18, 2020, i3 Verticals, LLC issued $138.0 million aggregate principal amount of its 1.0% Exchangeable Senior Notes due February 15, 2025. The Exchangeable Notes bear interest at a fixed rate of 1.0% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. The Exchangeable Notes are exchangeable on the terms set forth in the Indenture into cash, shares of Class A common stock, or a combination thereof, at i3 Verticals, LLC’s election. The Exchangeable Notes mature on February 15, 2025, unless earlier exchanged, redeemed or repurchased. We received approximately $132.8 million in net proceeds from the sale of the Exchangeable Notes, as determined by deducting estimated offering expenses paid to third-parties from the aggregate principal amount. i3 Verticals, LLC used a portion of the net proceeds of the Exchangeable Notes offering to pay down outstanding borrowings under the Prior Senior Secured Credit Facility in connection with the effectiveness of the operative provisions of the Amendment and to pay the cost of the note hedge transactions. During the year ended September 30, 2020, we repurchased $21.0 million in aggregate principal amount of the Exchangeable Notes for an aggregate purchase price of approximately $17.4 million. As of September 30, 2023, $117.0 million of the original aggregate principal amount of $138.0 million was outstanding.
At-the-Market Program
On August 20, 2021, we, together with i3 Verticals, LLC, entered into an at-the-market offering sales agreement with Raymond James & Associates, Inc., Morgan Stanley & Co. LLC and BTIG, LLC (each a “Sales Agent”), under which we may issue and sell, from time to time and through the Sales Agents, shares of our Class A common stock having an aggregate offering price of up to $125 million (the “ATM Program”). During the quarter and year ended September 30, 2023, we did not sell any Class A common stock under the ATM Program. As of September 30, 2023, we had a remaining capacity to sell up to $107.1 million of our Class A common stock under the ATM Program.

Material Cash Requirements
The following table summarizes our material cash requirements as of September 30, 2023 related to contracts, leases and borrowings:

	Payments Due by Period
Material Cash Requirements	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(in thousands)
Processing minimums(1)	$5,070	$4,582	$488	$—	$—
Facility leases(2)	16,562	5,055	7,893	2,352	1,262
2023 Senior Secured Credit Facility and related interest(3)	386,399	23,913	47,990	314,496	—
Exchangeable Notes and related interest(4)	118,609	1,170	117,439	—	—
Contingent consideration(5)	8,239	6,825	1,414	—	—
Total	$534,879	$41,545	$175,224	$316,848	$1,262
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
2.In addition to the facility leases presented, we have $52 thousand in short-term leases. These payments will be made within the next twelve months.
3.We estimated interest payments through the maturity of our 2023 Senior Secured Credit Facility by applying the interest rate of 8.85% in effect on the outstanding balance as of September 30, 2023, plus the unused fee rate of 0.30% in effect as of September 30, 2023.
4.We calculated interest payments through the maturity of our Exchangeable Notes by applying the coupon interest rate of 1.00% on the outstanding principal balance as of September 30, 2023 of $117.0 million.
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

As of September 30, 2023, the total amount due under the Tax Receivable Agreement was $40.1 million, and payments to the Continuing Equity Owners related to exchanges through September 30, 2023 will range from approximately $0 to $3.2 million per year and are expected to be paid over the next 24 years. The amounts recorded as of September 30, 2023, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.
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
The contingent consideration is revalued each period until it is settled. Management reviews the historical and projected performance of each acquisition with contingent consideration and uses an income probability method to revalue the contingent consideration. The revaluation requires management to make certain assumptions and represent management's best estimate at the valuation date. The probabilities are determined based on a management review of the expected likelihood of triggering events that would cause a change in the contingent consideration paid. For example, if management’s forecasted performance for an acquisition increased, we would have anticipated a higher probability of contingent consideration being paid on the acquisition and would have recorded additional losses from the change in fair value of contingent consideration. Conversely, if management’s forecasted performance for an acquisition decreased, we would have anticipated a higher probability of contingent consideration being paid on the acquisition and would have recorded a gain from change in fair value of contingent consideration. As of September 30, 2023, the fair value of contingent consideration recorded is $8.2 million, with maximum contingent consideration payout of $18.9 million dependent upon achievement of specified financial performance targets, as defined in the purchase agreements.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of September 30, 2023, the 2023 Senior Secured Credit Facility, as amended, consisted of a $450 million revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up, as of any date of determination, the greater of $100 million and 100% of consolidated EBITDA (as defined in the 2023 Senior Secured Credit Facility) for the most recently completed four quarter period (subject to the receipt of additional commitments for any such incremental loan amounts).
As of September 30, 2023, the 2023 Senior Secured Credit Facility accrued interest at Term SOFR (based upon an interest period of one, three or six months), plus 0.10%, plus an applicable margin of 2.00% to 3.00% (3.00% at September 30, 2023), or the base rate (defined as the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%), plus an applicable margin of 1.00% to 2.00% (2.00% at September 30, 2023), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the 2023 Senior Secured Credit Facility requires us to pay unused commitment fees of 0.15% to 0.30% (0.30% as of September 30, 2023) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.00% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The 2023 Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.0 to 1.0 (ii) a maximum total leverage ratio of 5.0 to 1.0.
As of September 30, 2023, we were in compliance with these covenants, and there was $177.5 million available for borrowing under the revolving credit facility, subject to the financial covenants.
As of September 30, 2023, we had borrowings outstanding of $272.5 million outstanding under the 2023 Senior Secured Credit Facility. A 1.0% increase or decrease in the interest rate applicable to such borrowing (which was the Term SOFR rate) would have had a $2.7 million dollar impact on the results of the business.
Foreign Currency Exchange Rate Risk
As a result of our international operations, we are also exposed to foreign currency exchange rate risks. Because our international operations are not material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our consolidated results of operations, financial position, or cash flows for the twelve months ended September 30, 2023.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of i3 Verticals, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of i3 Verticals, Inc., and subsidiaries (the “Company”) as of September 30, 2023 and 2022, the related consolidated statements of operations, changes in equity, and cash flows, for each of the three years in the period ended September 30, 2023, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 22, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

2023 Business Combinations - Purchase of Celtic Cross Holdings, Inc. and Celtic Systems Pvt. Ltd. -- Refer to Note 4 to the Financial Statements
Critical Audit Matter Description
The Company completed the acquisition of Celtic Cross Holdings, Inc. and Celtic Systems Pvt. Ltd. (collectively “Celtic”), for $85 million in cash consideration during the year ended September 30, 2023. The Company allocated the purchase price between tangible and intangible assets acquired and liabilities assumed based on estimated fair values, with any residual of the purchase price recorded as goodwill. The provisional fair values assigned to the customer relationships and capitalized software were $33.8 million and $12.6 million, respectively. Management estimated the fair value of the customer relationships using the Income Approach and estimated the fair value of the capitalized software using the Relief from Royalty Method.
We identified the fair values of the customer relationships and capitalized software acquired as a critical audit matter because of the significant judgments, estimates and assumptions made by management to estimate their fair values. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of the estimates used to develop the fair values of these intangible assets.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to testing the key valuation assumptions and business assumptions used to estimate the fair values of the acquired customer relationships and capitalized software included the following, among others:
•We tested the operating effectiveness of controls over management's purchase price allocation, including those over the determination of the fair values of the customer relationships and capitalized software.
•We evaluated the reasonableness of key business assumptions used in the valuation models by comparing these assumptions to historical results, current-year results, certain peer companies’ results, and industry data.
•With the assistance of our fair value specialists, we evaluated the valuation methodologies, the reasonableness of key valuation assumptions, and tested the mathematical accuracy of the calculations.

/s/ Deloitte & Touche LLP
Nashville, Tennessee
November 22, 2023

We have served as the Company's auditor since 2020.

i3 Verticals, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$3,112	$3,490
Accounts receivable, net	65,110	53,334
Settlement assets	4,873	7,540
Prepaid expenses and other current assets	12,449	19,445
Total current assets	85,544	83,809

Property and equipment, net	12,308	5,670
Restricted cash	4,415	12,735
Capitalized software, net	62,577	52,341
Goodwill	409,563	353,639
Intangible assets, net	226,952	195,919
Deferred tax asset	52,514	43,458
Operating lease right-of-use assets	13,922	17,678
Other assets	13,698	5,063
Total assets	$881,493	$770,312

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$11,064	$9,342
Accrued expenses and other current liabilities	37,740	57,833
Settlement obligations	4,873	7,540
Deferred revenue	35,275	31,975
Current portion of operating lease liabilities	4,509	4,568
Total current liabilities	93,461	111,258

Long-term debt, less current portion and debt issuance costs, net	385,081	287,020
Long-term tax receivable agreement obligations	40,079	40,812
Operating lease liabilities, less current portion	10,433	13,994
Other long-term liabilities	24,143	9,540
Total liabilities	553,197	462,624

Commitments and contingencies (see Note 15)
Stockholders' equity
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2023 and 2022	—	—
Class A common stock, par value $0.0001 per share, 150,000,000 shares authorized; 23,253,272 and 22,986,448 shares issued and outstanding as of September 30, 2023 and 2022, respectively	2	2
Class B common stock, par value $0.0001 per share, 40,000,000 shares authorized; 10,093,394 and 10,118,142 shares issued and outstanding as of September 30, 2023 and 2022, respectively	1	1
Additional paid-in-capital	249,688	241,958
Accumulated deficit	(12,944)	(23,582)
Total stockholders' equity	236,747	218,379
Non-controlling interest	91,549	89,309
Total equity	328,296	307,688
Total liabilities and equity	$881,493	$770,312
See Notes to the Consolidated Financial Statements

i3 Verticals, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year ended September 30,
	2023	2022	2021

Revenue	$370,239	$317,862	$224,124

Operating expenses
Other costs of services	80,552	73,367	57,706
Selling general and administrative	219,736	193,790	134,872
Depreciation and amortization	36,461	29,424	24,418
Change in fair value of contingent consideration	10,781	23,725	7,140
Total operating expenses	347,530	320,306	224,136

Income (loss) from operations	22,709	(2,444)	(12)

Other expenses
Interest expense, net	25,128	14,775	9,799
Other expense (income)	1,436	991	(2,595)
Total other expenses	26,564	15,766	7,204

Loss before income taxes	(3,855)	(18,210)	(7,216)

(Benefit from) provision for income taxes	(1,203)	5,007	623

Net loss	(2,652)	(23,217)	(7,839)

Net loss attributable to non-controlling interest	(1,841)	(6,115)	(3,382)
Net loss attributable to i3 Verticals, Inc.	$(811)	$(17,102)	$(4,457)

Net loss per share attributable to Class A common stockholders:
Basic	$(0.04)	$(0.77)	$(0.21)
Diluted	$(0.07)	$(0.77)	$(0.22)
Weighted average shares of Class A common stock outstanding:
Basic	23,137,586	22,249,656	20,994,598
Diluted	33,246,833	22,249,656	31,714,191
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
See Notes to the Consolidated Financial Statements

i3 Verticals, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2022	22,986,448	$2	10,118,142	$1	$241,958	$(23,582)	$89,309	$307,688
Adoption of ASU 2020-06	—	—	—	—	(23,382)	11,449		(11,933)
Equity-based compensation	—	—	—	—	27,878	—	—	27,878
Net loss	—	—	—	—	—	(811)	(1,841)	(2,652)
Redemption of common units in i3 Verticals, LLC	24,748	—	(24,748)	—	224	—	(224)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	6,407	—	—	6,407
Exercise of equity-based awards	159,906	—	—	—	(1,092)	—	—	(1,092)
Allocation of equity to non-controlling interests	—	—	—	—	(4,305)	—	4,305	—
Issuance of Class A common stock under the 2020 Inducement Plan	82,170	—	—	—	2,000	—	—	2,000
Balance at September 30, 2023	23,253,272	$2	10,093,394	$1	$249,688	$(12,944)	$91,549	$328,296
See Notes to the Consolidated Financial Statements

i3 Verticals, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended September 30,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(2,652)	$(23,217)	$(7,839)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36,461	29,424	24,418
Equity-based compensation	27,878	26,230	20,860
Amortization of debt discount and issuance costs	1,514	5,795	5,450
Net gain on sale of investments	(295)	—	(2,100)
Write down of intangible asset	2,660	—	—
(Benefit from) Provision for deferred income taxes	(5,935)	2,588	(287)
Non-cash lease expense	4,683	4,922	3,204
Other non-cash adjustments to net income	1,546	1,131	555
Increase in non-cash contingent consideration expense from original estimate	10,781	23,725	7,140
Changes in operating assets:
Accounts receivable	(7,657)	(15,771)	(10,938)
Prepaid expenses and other current assets	1,530	(3,629)	(1,564)
Other assets	(1,865)	(1,197)	(4,054)
Changes in operating liabilities:
Accounts payable	1,674	1,537	3,883
Accrued expenses and other current liabilities	318	9,812	5,749
Acquisition escrow obligations	(8,319)	3,218	4,704
Settlement obligations	(2,667)	2,087	(2,241)
Deferred revenue	(1,319)	2,041	5,150
Operating lease liabilities	(4,530)	(4,753)	(3,139)
Other long-term liabilities	—	(25)	(782)
Contingent consideration paid in excess of original estimates	(19,303)	(18,072)	(3,636)
Net cash provided by operating activities	34,503	45,846	44,533

Cash flows from investing activities:
Expenditures for property and equipment	(4,204)	(2,268)	(1,938)
Expenditures for capitalized software	(12,171)	(10,167)	(6,159)
Purchases of merchant portfolios and residual buyouts	(2,191)	(52)	(1,819)
Acquisitions of businesses, net of cash acquired	(101,998)	(100,715)	(142,486)
Payments for other investing activities	(1,251)	(443)	(104)
Proceeds from investments	295	600	3,200
Net cash used in investing activities	(121,520)	(113,045)	(149,306)
See Notes to the Consolidated Financial Statements

i3 Verticals, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year ended September 30,
	2023	2022	2021
Cash flows from financing activities:
Proceeds from revolving credit facility	365,022	335,720	302,816
Payments on revolving credit facility	(281,534)	(255,100)	(198,421)
Payments of debt issuance costs	(694)	—	—
Proceeds from issuance of Class A common stock, net of underwriting discounts and offering costs	—	17,692	—
Payments of equity issuance costs	—	—	(253)
Cash paid for contingent consideration	(6,832)	(25,330)	(2,886)
Proceeds from stock option exercises	180	694	1,578
Payments for employee's tax withholdings from net settled stock option exercises	(490)	(643)	(731)
Net cash provided by financing activities	75,652	73,033	102,103

Net (decrease) increase in cash, cash equivalents, and restricted cash	(11,365)	5,834	(2,670)
Cash, cash equivalents, and restricted cash at beginning of period	23,765	17,931	20,601
Cash, cash equivalents, and restricted cash at end of period	$12,400	$23,765	$17,931

Supplemental disclosure of cash flow information:
Cash paid for interest	$21,476	$8,985	$4,428
Cash paid for income taxes	$3,236	$1,079	$287

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to that shown in the Consolidated Statements of Cash Flows:

	Year ended September 30,
	2023	2022	2021
Beginning balance
Cash and cash equivalents	$3,490	$3,641	$15,568
Settlement assets	7,540	4,768	—
Restricted cash	12,735	9,522	5,033
Total cash, cash equivalents, and restricted cash	$23,765	$17,931	$20,601

Ending balance
Cash and cash equivalents	$3,112	$3,490	$3,641
Settlement assets	4,873	7,540	4,768
Restricted cash	4,415	12,735	9,522
Total cash, cash equivalents, and restricted cash	$12,400	$23,765	$17,931
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
As of September 30, 2023, i3 Verticals, Inc. owned 69.7% of the economic interest in i3 Verticals, LLC. As of September 30, 2023, the Continuing Equity Owners owned Common Units in i3 Verticals, LLC representing approximately 30.3% of the economic interest in i3 Verticals, LLC, shares of Class A common stock in the Company representing approximately 0.7% of the economic interest and voting power in the Company, and shares of Class B common stock in i3 Verticals, Inc., representing approximately 30.3% of the voting power in the Company. Combining the Class A common stock and Class B common stock, the Continuing Equity Holders hold approximately 31.0% of the economic interest and voting power in i3 Verticals, Inc.
At-the-Market Program
On August 20, 2021, the Company, together with i3 Verticals, LLC, entered into an at-the-market offering sales agreement with Raymond James & Associates, Inc., Morgan Stanley & Co. LLC and BTIG, LLC (each a “Sales Agent”), under which the Company may issue and sell, from time to time and through the Sales Agents, shares of the Company's Class A common stock having an aggregate offering price of up to $125,000 (the “ATM Program”). During the quarter and year ended September 30, 2023, the Company did not sell any Class A common stock under the ATM Program. During the quarter and year ended September 30, 2022, the Company sold 722,000 shares of Class A common stock, raising $17,869 in net proceeds under the ATM Program. The aggregate compensation paid by the Company to the Sales Agents with respect to such sales was $440. As of September 30, 2023, the Company had remaining capacity to sell up to $107,131 of our Class A common stock

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
under the ATM Program.
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
Accounts Receivable and Credit Policies
Accounts receivable consist primarily of uncollateralized credit card processing residual payments due from processing banks requiring payment within thirty days following the end of each month. Accounts receivable also include amounts due from the sales of the Company’s technology solutions to its customers. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, if necessary, which reflects management’s best estimate of the amounts that will not be collected. The allowance is estimated based on management’s knowledge of its customers, historical loss experience and existing economic conditions. Accounts receivable and the allowance are written-off when, in management’s opinion, all collection efforts have been exhausted. The Company’s allowance for doubtful accounts was $743 and $590 as of September 30, 2023 and 2022, respectively; however, actual write-offs may exceed estimated amounts.
Settlement Assets and Obligations
Settlement assets and obligations result when funds are temporarily held or owed by the Company on behalf of merchants, consumers, schools, and other institutions. Timing differences, interchange expenses, merchant reserves and exceptional items cause differences between the amount received from the card networks and the amount funded to counterparties. These balances arising in the settlement process are reflected as settlement assets and obligations on the accompanying consolidated balance sheets. With the exception of merchant reserves, settlement assets or settlement obligations are generally collected and paid within one to four days. Settlement assets and settlement obligations were $4,873 as of September 30, 2023 and $7,540 as of September 30, 2022.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
Inventories
Inventories consist of point-of-sale equipment to be sold to customers and are stated at the lower of cost, determined on a weighted average or specific basis, or net realizable value. Inventories were $4,138 and $4,121 at September 30, 2023 and 2022, respectively, and are included within prepaid expenses and other current assets on the accompanying consolidated balance sheets.
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
Expenditures for maintenance and repairs are expensed when incurred. Expenditures for renewals or betterments are capitalized. Management reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company recognizes impairment when the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value of the asset. There were no impairment charges during the years ended September 30, 2023, 2022 and 2021.
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
Software development costs may become impaired in situations where development efforts are abandoned due to the viability of a planned project becoming doubtful or due to technological obsolescence of a planned software product. Management evaluates the remaining useful lives and carrying values of capitalized software at least annually or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that impairment in value may have occurred. To the extent estimated net realizable values, which are estimated to equal future undiscounted cash flows, exceed the carrying value, no impairment is necessary. If estimated net realizable values are less than the carrying values, an impairment charge is recorded. During the year ended September 30, 2023, the Company recorded a loss on impairment of $2,660 related to an internal use software project. Impairment charges during the years ended September 30, 2022 and 2021 were nominal.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
Notes Receivable
Notes receivable consist of loans made to unrelated entities. Notes receivable were $199 and $5,125 at September 30, 2023 and 2022, respectively, and are included within prepaid expenses and other current assets and other assets on the accompanying consolidated balance sheets.
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
The operating results of an acquisition are included in the consolidated statements of operations from the date of such acquisition. Acquisitions completed during the year ended September 30, 2023 contributed $18,365 and $3,350 of revenue and net income, respectively, to the results in the Company's consolidated statements of operations for the year then ended.
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
The Company has the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. The option of whether or not to perform a qualitative assessment is made annually and may vary by reporting unit. Factors the Company considers in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of the Company’s reporting units, events or changes affecting the composition or carrying amount of the net assets of its reporting units, sustained decrease in its share price, and other relevant entity specific events. If the Company determines not to perform the qualitative assessment or if it determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying value, then the Company performs a quantitative test for that reporting unit. The fair value of each reporting unit is compared to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit is less than

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
its carrying value, the Company recognizes an impairment equal to the excess carrying value, not to exceed the total amount of goodwill allocated to that reporting unit.
For a discussion of the estimation methodology, the qualitative factors considered when performing a qualitative assessment and the significance of various inputs, please see the subheading below titled “Use of Estimates.”
The Company has determined that it has five reporting units as of the date of the most recent annual goodwill impairment test. For each of the years ended September 30, 2023, 2022 and 2021 the Company performed a quantitative assessment for each of its reporting units. The Company determined that none of the reporting units were impaired.
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
Management evaluates the remaining useful lives and carrying values of long-lived assets, including definite lived intangible assets, at least annually, or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that a change in the useful life or impairment in value may have occurred. There were no impairment charges during the years ended September 30, 2023, 2022 and 2021.
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
The Company's revenue for the years ended September 30, 2023, 2022 and 2021 is derived from the following sources:
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
The Company follows the requirements of ASC 606-10-55 Revenue from Contracts with Customers—Principal versus Agent Considerations, which states that the determination of whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement. The determination of gross versus net recognition of revenue requires judgment that depends on whether the Company controls the good or service before it is transferred to the merchant or whether the Company is acting as an agent of a third party. The assessment is provided separately for each performance obligation identified. Under its agreements, the Company incurs interchange and network pass-through charges from the third-party card issuers and card networks, respectively, related to the provision of payment authorization services. The Company has determined that it is acting as an agent with respect to these payment authorization services, based on the following factors: (1) the Company has no discretion over which card issuing bank will be used to process a transaction and is unable to direct the activity of the merchant to another card issuing bank, and (2) interchange and card network rates are pre-established by the card issuers or card networks, and the Company has no latitude in determining these fees. Therefore, revenue allocated to the payment authorization performance obligation is presented net of interchange and card network fees paid to the card issuing banks and card networks, respectively, for the years ended September 30, 2023, 2022 and 2021.
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
Revenues are also derived from a variety of transaction fees, which are charged for accessing our payment and software solutions, and fees for other miscellaneous services. Revenues derived from such fees are recognized in the time the transactions occur and when there are no further performance obligations. Revenue from the sale of equipment, is recognized upon transfer of ownership to the customer, after which there are no further performance obligations.
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
The tables below present a disaggregation of the Company's revenue from contracts with customers by product by segment. Refer to Note 17 for discussion of the Company's segments. The Company's products are defined as follows:
•Software and related services — Includes sales of SaaS, transaction-based fees, ongoing software maintenance and support, software licenses, and other professional services related to our software offerings.
•Payments — Includes discount fees, gateway fees and other related fixed transaction or service fees.
•Other — Includes sales of equipment, non-software related professional services and other revenues.

	For the year ended September 30, 2023
	Software and Services	Merchant Services	Other	Total
Software and related services revenue	170,895	13,177	(41)	184,031
Payments revenue	$51,834	$115,049	$(29)	$166,854
Other revenue	10,238	9,116	—	19,354
Total revenue	$232,967	$137,342	$(70)	$370,239

	For the year ended September 30, 2022
	Software and Services	Merchant Services	Other	Total
Software and related services revenue	142,202	12,641	(35)	154,808
Payments revenue	$40,951	$103,509	$(8)	$144,452
Other revenue	10,249	8,331	22	18,602
Total revenue	$193,402	$124,481	$(21)	$317,862

	For the year ended September 30, 2021
	Software and Services	Merchant Services	Other	Total
Software and related services revenue	75,736	11,872	(18)	87,590
Payments revenue	$29,451	$92,325	$(2,095)	$119,681
Other revenue	9,246	7,673	(66)	16,853
Total revenue	$114,433	$111,870	$(2,179)	$224,124

The tables below present disaggregation of the Company's revenue from contracts with customers by timing of transfer of goods or services by segment. For the year ended September 30, 2021, $25,843 was included in revenue earned at a point in time related to professional services or other stand ready contract revenue for fixed

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
service fee arrangements. These types of revenue are included in revenue earned over time for the years ended September 30, 2023 and 2022. The Company's revenue included in each category are defined as follows:
•Revenue earned over time — Includes discount fees, gateway fees, sales of SaaS, ongoing support or other stand-ready obligations and professional services; and
•Revenue earned at a point in time — Includes point in time service fees that are not stand-ready obligations, software licenses sold as functional intellectual property and other equipment.

	For the year ended September 30, 2023
	Software and Services	Merchant Services	Other	Total
Revenue earned over time	$215,071	$115,982	$(41)	$331,012
Revenue earned at a point in time	17,896	21,360	(29)	39,227
Total revenue	$232,967	$137,342	$(70)	$370,239

	For the year ended September 30, 2022
	Software and Services	Merchant Services	Other	Total
Revenue earned over time	$173,368	$100,488	$(36)	$273,820
Revenue earned at a point in time	20,034	23,993	15	44,042
Total revenue	$193,402	$124,481	$(21)	$317,862

	For the year ended September 30, 2021
	Software and Services	Merchant Services	Other	Total
Revenue earned over time	$76,367	$83,203	$(2,003)	$157,567
Revenue earned at a point in time	38,066	28,667	(176)	66,557
Total revenue	$114,433	$111,870	$(2,179)	$224,124

Contract Assets
The Company bills for certain software and related services sales and fixed fee professional services upon pre-determined milestones in the contracts. Therefore, the Company may have contract assets other than trade accounts receivable for performance obligations that are partially completed, which would typically represent consulting services provided before a milestone is completed in a contract. Additionally, contract assets also include software licenses sold as a right to use license but paid for under a subscription model. Under this structure, the license revenue is recognized upfront while a portion of the revenue is unbilled. Unbilled amounts associated with these services are presented as accounts receivable as the Company has an unconditional right to payment for services performed.
As of September 30, 2023 and September 30, 2022, the Company’s contract assets from contracts with customers was $15,131 and $9,716, respectively
Contract Liabilities
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
The following table presents the changes in deferred revenue as of and for the year ended September 30, 2023:

Balance at September 30, 2021	$30,024
Deferral of revenue	31,926
Recognition of unearned revenue	(29,861)
Balance at September 30, 2022	$32,089
Deferral of revenue	35,330
Recognition of unearned revenue	(31,975)
Balance at September 30, 2023	$35,444
Costs to Obtain and Fulfill a Contract
The Company capitalizes incremental costs to obtain new contracts and contract renewals and amortizes these costs on a straight-line basis as an expense over the benefit period, which is generally the contract term, unless a commensurate payment is not expected at renewal. As of September 30, 2023, the Company had $4,966 of capitalized contract costs, compared to $4,185 of capitalized contract costs as of September 30, 2022. The contract costs relate to commissions paid to employees and agents as well as other incentives given to customers to obtain new sales, included within “Other assets" on the consolidated balance sheets. The Company recorded commissions expense related to these costs for the years ended September 30, 2023, 2022 and 2021 of $792, $707 and $533 respectively.
The Company expenses sales commissions as incurred for the Company's sales commission plans that are paid on recurring monthly revenues, portfolios of existing customers, or have a substantive stay requirement prior to payment.
Other Cost of Services
Other costs of services include third-party processing costs directly attributable to processing and bank sponsorship costs, which may not be based on a percentage of volume. These costs also include related costs such as residual payments to sales groups, which are based on a percentage of the net revenues generated from merchant referrals. In certain merchant processing bank relationships the Company is liable for chargebacks against a merchant equal to the volume of the transaction. Losses resulting from chargebacks against a merchant are included in other cost of services on the accompanying condensed consolidated statement of operations. The Company evaluates its risk for such transactions and estimates its potential loss from chargebacks based primarily on historical experience and other relevant factors. The reserve for merchant losses is included within accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets. The cost of equipment and software sold is also included in other cost of services. Other costs of services are recognized at the time the associated revenue is earned.
The Company accounts for all governmental taxes associated with revenue transactions on a net basis.
Selling, General and Administrative
Selling general and administrative expenses include all personnel costs such as salaries, benefits, bonuses, stock based compensation and commissions, as well as marketing and advertising costs, contractor services, legal and other professional services fees, software and technological services, rental expenses and other general expenses.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
Advertising and promotion costs are expensed as incurred. Advertising expense was $3,966, $4,028 and $2,623 for the years ended September 30, 2023, 2022 and 2021, respectively, and is included in selling, general and administrative expenses in the Consolidated Statements of Operations.
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
Equity-based compensation was $27,878, $26,230 and $20,860 for the years ended September 30, 2023, 2022 and 2021, respectively.
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
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting For Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. ASU 2020-06 also simplifies the diluted net income per share calculation in certain areas. The amendments in ASU 2020-06 are effective for public business entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Effective October 1, 2022, the adoption of ASU 2020-06 resulted in an increase in long-term debt, less current portion and debt issuance costs, net of $11,933, a decrease in additional paid-in-capital of $23,382 and a decrease in accumulated deficit of $11,449. The adoption of ASU 2020-06 had no impact on net income.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
No single customer accounted for more than 10% of the Company's revenue during the years ended September 30, 2023, 2022 and 2021. The Company believes that the loss of any single customer would not have a material adverse effect on the Company's financial condition or results of operations.
The Company uses third party payment processors, three of which facilitate more than 10% of our processing revenues for the years ended September 30, 2023, 2022, and 2021.

4. ACQUISITIONS
During the years ended September 30, 2023, 2022 and 2021 the Company acquired the following intangible assets and businesses:
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
During the years ended September 30, 2023, 2022 and 2021, the Company purchased $8,051, $52 and $1,819, respectively, in residual buyouts using a combination of cash on hand, loan forgiveness and borrowings on the Company's revolving credit facility. The acquired residual buyout intangible assets weighted average estimated amortization period of eight years.
Referral Agreements
From time to time, the Company enters into referral agreements with agent banks or other organizations (“referral partner”). Under these agreements, the referral partner refers its customers to the Company for credit card processing services. Total consideration paid for these agreements in the year ended September 30, 2023, was $420, all of which was settled with cash on hand. Because the Company pays an up-front fee to compensate the referral partner, the amount is treated as an asset acquisition in which the Company has acquired an intangible stream of referrals. This asset is amortized over a straight-line period of five years.
2023 Business Combinations
Purchase of Celtic Cross Holdings, Inc. and Celtic Systems Pvt. Ltd.
During the year ended September 30, 2023, the Company completed the acquisition of Celtic Cross Holdings, Inc., in Scottsdale, Arizona and Celtic Systems Pvt. Ltd. in Vadodara, India (collectively "Celtic") to expand the Company’s software offerings in the Public Sector vertical. Celtic is within the Software and Services segment. Total purchase consideration consisted of $85,000 in cash consideration, funded by proceeds from the Company's revolving credit facility.
The goodwill associated with the Celtic acquisition is deductible for tax purposes. The acquired customer relationships intangible assets has an estimated amortization period of eighteen years. The trade name and non-compete agreements associated with the acquisition have amortization periods of five and three years, respectively. The weighted-average amortization period for all intangibles acquired is eighteen years. The acquired capitalized software has a weighted-average amortization period of ten years.
Acquisition-related costs for this acquisition amounted to approximately $1,741 and were expensed as incurred.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
Summary of Celtic Cross Holdings, Inc. and Celtic Systems Pvt. Ltd.
The fair values assigned to certain assets and liabilities assumed, as of the acquisition date, were as follows:

Accounts receivable	$7,660
Prepaid expenses and other current assets	103
Property and equipment	5,437
Capitalized software	12,600
Customer relationships	33,800
Non-compete agreements	200
Trade name	600
Goodwill	43,695
Total assets acquired	104,095

Accounts payable	9
Accrued expenses and other current liabilities	3,182
Deferred revenue, current	2,741
Other long-term liabilities	13,162
Net assets acquired	$85,001
Other Business Combinations during the year ended September 30, 2023
The Company completed the acquisition of two other businesses to expand the Company's software offerings. The total purchase consideration was $19,757, including $16,997 in cash consideration, funded by proceeds from the Company's revolving credit facility, $2,000 of the Company's Class A Common Stock, and $760 contingent consideration.
In connection with these acquisitions, the Company allocated approximately $159 of the consideration to net working capital, approximately $374 to property and equipment, approximately $670 to capitalized software, approximately $8,400 to customer relationships, approximately $100 to trade names, and the remainder, approximately $12,229, to goodwill, of which $2,864 is deductible for tax purposes, and approximately $2,178 to other long-term liabilities. Certain of the purchase price allocations assigned for these acquisitions is considered preliminary as of September 30, 2023. The acquired capital software and customer relationships intangible assets have estimated amortization periods of seven to eight years and ten to fifteen years, respectively.
Acquisition-related costs for these businesses amounted to approximately $317 and were expensed as incurred.
Pro Forma Results of Operations for 2023 Business Combinations
The following unaudited supplemental pro forma results of operations have been prepared as though each of the acquired businesses in the year ended September 30, 2023 had occurred on October 1, 2021. Pro forma adjustments were made to reflect the impact of depreciation and amortization, changes to executive compensation and the revised debt load, all in accordance with ASC 805. This supplemental pro forma

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made on these dates, or of results of operations that may occur in the future.

	Year ended September 30,
	2023	2022
Revenue	$371,613	$340,051
Net loss	$(2,696)	$(22,565)
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
Summary of 2021 Business Combinations
The fair values assigned to certain assets and liabilities assumed, as of the acquisition dates, during the year ended September 30, 2021 were as follows:

	BIS	ImageSoft, Inc.	Other	Total
Accounts receivable	$1,567	$4,997	$3,141	$9,705
Settlement assets	6,889	120	—	7,009
Inventories	458	—	161	619
Prepaid expenses and other current assets	10	2,897	2,043	4,950
Property and equipment	206	433	312	951
Capitalized software	15,200	5,200	4,100	24,500
Acquired customer relationships	32,300	16,300	24,040	72,640
Non-compete agreements	100	610	390	1,100
Trade name	700	1,100	840	2,640
Goodwill	46,660	22,408	35,955	105,023
Operating lease right-of-use assets	—	332	484	816
Other assets	—	6	32	38
Total assets acquired	104,090	54,403	71,498	229,991

Accrued expenses and other current liabilities	138	910	1	1,049
Settlement obligations	6,889	120	—	7,009
Deferred revenue, current	1,568	6,748	5,498	13,814
Current portion of operating lease liabilities	—	75	221	296
Operating lease liabilities, less current portion	—	250	251	501
Net assets acquired	$95,495	$46,300	$65,527	$207,322

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
A summary of the Company's prepaid expenses and other current assets as of September 30, 2023 and 2022 is as follows:

	2023	2022
Inventory	$4,138	$4,121
Prepaid licenses	3,115	5,743
Prepaid insurance	697	736
Notes receivable — current portion	4	4,930
Other current assets	4,495	3,915
Prepaid expenses and other current assets	$12,449	$19,445

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
6. PROPERTY AND EQUIPMENT, NET
A summary of the Company's property and equipment as of September 30, 2023 and 2022 is as follows:

	Estimated Useful Life	2023	2022
Buildings	20 years	4,711	—
Computer equipment and software(1)	2 to 7 years	4,980	3,040
Furniture and fixtures	2 to 7 years	2,522	2,159
Terminals	2 to 3 years	1,035	813
Office equipment	2 to 5 years	1,643	1,289
Automobiles	3 years	526	477
Leasehold improvements	2 to 7 years	3,638	2,945
Accumulated depreciation		(6,747)	(5,053)
Property and equipment, net		$12,308	$5,670
____________________
1.Includes computer software of $299 and $129 as of September 30, 2023 and 2022, respectively.

Depreciation expense for the years ended September 30, 2023, 2022 and 2021 amounted to $3,377, $2,545 and $2,312, respectively.

7. CAPITALIZED SOFTWARE, NET
A summary of the Company's capitalized software as of September 30, 2023 and 2022 is as follows:

	Estimated Useful Life	2023	2022
Software development costs	3 to 7 years	$81,141	$60,013
Development in progress		8,634	9,265
Accumulated amortization		(27,198)	(16,937)
Capitalized software, net		$62,577	$52,341
The Company capitalized software development costs (including acquisitions) totaling $25,441 and $19,957 during the years ended September 30, 2023 and 2022, respectively. Amortization expense for capitalized software development costs amounted to $12,545, $8,987 and $6,276 during the years ended September 30, 2023, 2022 and 2021, respectively. During the year ended September 30, 2023, the Company wrote down $2,660 related to an internal use software project. There were no amounts written down to net realizable value during the years ended September 30, 2022 and 2021, respectively.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
8. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill are as follows:

	Software and Services	Merchant Services	Other	Total
Balance at September 30, 2021 (net of accumulated impairment losses of $11,458, $0 and $0, respectively)	$173,157	$119,086	$—	$292,243
Goodwill attributable to preliminary purchase price adjustments and acquisition activity during the year ended September 30, 2022	61,396	—	—	61,396
Balance at September 30, 2022	234,553	119,086	—	353,639
Goodwill attributable to preliminary purchase price adjustments and acquisition activity during the year ended September 30, 2023	53,060	2,864	—	55,924
Balance at September 30, 2023	$287,613	$121,950	$—	$409,563

Intangible assets consisted of the following as of September 30, 2023:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Customer relationships	$310,501	$(98,182)	$212,319	9 to 25 years – accelerated or straight-line
Non-compete agreements	1,300	(1,059)	241	3 to 6 years – straight-line
Website and brand development costs	44	(37)	7	3 to 4 years – straight-line
Trade names	6,531	(3,690)	2,841	3 to 7 years – straight-line
Residual buyouts	14,220	(3,111)	11,109	8 years – straight-line
Referral and exclusivity agreements	609	(217)	392	5 years – straight-line
Total finite-lived intangible assets	333,205	(106,296)	226,909

Indefinite-lived intangible assets:
Trademarks	43	—	43
Total identifiable intangible assets	$333,248	$(106,296)	$226,952

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
Intangible assets consisted of the following as of September 30, 2022:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Customer relationships	$268,301	$(80,681)	$187,620	10 to 25 years – accelerated or straight-line
Non-compete agreements	1,190	(705)	485	3 to 6 years – straight-line
Website development costs	268	(159)	109	3 to 4 years – straight-line
Trade names	7,771	(4,203)	3,568	3 to 7 years – straight-line
Residual buyouts	6,169	(2,141)	4,028	8 years – straight-line
Referral and exclusivity agreements	800	(733)	67	5 years – straight-line
Total finite-lived intangible assets	284,499	(88,622)	195,877

Indefinite-lived intangible assets:
Trademarks	42	—	42
Total identifiable intangible assets	$284,541	$(88,622)	$195,919

Amortization expense for intangible assets amounted to $20,539, $17,892 and $15,830 during the years ended September 30, 2023, 2022 and 2021, respectively.
Based on gross carrying amounts at September 30, 2023, the Company's estimate of future amortization expense for intangible assets are presented in this table as follows for each fiscal year ending September 30:

2024	$20,506
2025	20,215
2026	19,743
2027	19,123
2028	18,540
Thereafter	128,782
$226,909

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
9. ACCRUED EXPENSES AND OTHER LIABILITIES
A summary of the Company's accrued expenses and other current liabilities as of September 30, 2023 and 2022 is as follows:

	2023	2022
Accrued wages, bonuses, commissions and vacation	$8,713	$8,117
Accrued interest	1,313	642
Accrued contingent consideration — current portion	6,825	21,385
Escrow liabilities	3,965	12,285
Tax receivable agreement liability — current portion	—	20
Customer deposits	1,258	1,575
Employee health self-insurance liability	1,014	732
Accrued interchange	2,191	2,096
Other current liabilities	12,461	10,981
Accrued expenses and other current liabilities	$37,740	$57,833

A summary of the Company's long-term liabilities as of September 30, 2023 and 2022 is as follows:

	2023	2022
Accrued contingent consideration — long-term portion	$1,414	$1,448
Deferred tax liability — long-term	19,646	7,896
Other long-term liabilities	3,083	196
Total other long-term liabilities	$24,143	$9,540

10. LONG-TERM DEBT, NET
A summary of long-term debt, net as of September 30, 2023 and September 30, 2022 is as follows:

	Maturity	2023	2022
Revolving lines of credit to banks under the 2023 Senior Secured Credit Facility	May 8, 2028	$272,505	$—
Revolving lines of credit to banks under the Prior Senior Secured Credit Facility	May 9, 2024	—	185,017
1.0% Exchangeable Senior Notes due 2025	February 15, 2025	117,000	104,557
Debt issuance costs, net		(4,424)	(2,554)
Total long-term debt, net of issuance costs		$385,081	$287,020
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
If the Company or i3 Verticals, LLC undergoes a fundamental change, holders may require i3 Verticals, LLC to repurchase all or part of their Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Notes to be repurchased, plus accrued and unpaid interest to, but not including, the fundamental change repurchase date. As of September 30, 2023, none of the conditions permitting the holders of the Exchangeable Notes to early convert have been met.
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
The Exchangeable Notes are general senior unsecured obligations of i3 Verticals, LLC and the guarantee is the Company’s senior unsecured obligation and rank senior in right of payment to all of i3 Verticals, LLC’s and the Company’s future indebtedness that is expressly subordinated in right of payment to the Exchangeable Notes or the guarantee, as applicable. The Exchangeable Notes and the guarantee rank equally in right of payment with all of i3 Verticals, LLC’s and the Company’s existing and future unsecured indebtedness that is not so expressly subordinated in the right of payment to the Exchangeable Notes or the guarantee, as applicable. The Exchangeable Notes and the guarantee are effectively subordinated to any of the Companies’ existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness (including obligations under the 2023 Senior Secured Credit Facility, defined below). The Exchangeable Notes and the guarantee will be structurally subordinated to all indebtedness and other liabilities and obligations (including the debt and trade payables) of the Company’s subsidiaries, other than i3 Verticals, LLC.
In accounting for the issuance of the Exchangeable Notes, the Company separated the Exchangeable Notes into liability and equity components. The carrying amount of the liability component before the allocation of any transaction costs was calculated by measuring the fair value of a similar liability that does not have an associated

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
exchangeable feature. The carrying amount of the equity component (before the allocation of any transaction costs), representing the conversion option, which does not require separate accounting as a derivative as it meets a scope exception for certain contracts involving an entity's own equity, was determined by deducting the fair value of the liability component from the par value of the Exchangeable Notes. The difference between the principal amount of the Exchangeable Notes and the liability component represented the debt discount, which was recorded as a direct deduction from the related debt liability in the consolidated balance sheet and accreted over the period from the date of issuance to the contractual maturity date, resulting in the recognition of non-cash interest expense. The equity component of the Exchangeable Notes of approximately $28,662 was included in additional paid-in capital in the consolidated balance sheet and was not remeasured as longs as continued to meet the conditions for equity classification. Transaction costs were allocated to the liability and equity components in the same proportion as the allocation of the proceeds. Transaction costs attributable to the liability component were recorded as debt issuance costs in the consolidated balance sheet and are amortized to interest expense using the effective interest method over the term of the Exchangeable Notes, and transaction costs attributable to the equity component were netted with the equity component in stockholders' equity. Effective October 1, 2022, the Company adopted ASU 2020-06, which simplified the accounting for the Exchangeable Notes and they are now reported as a single liability instrument with no separate accounting for embedded conversion features. The adoption of ASU 2020-06 resulted an increase in long-term debt, less current portion and debt issuance costs, net of $11,933, a decrease in additional paid-in-capital of $23,382 and a decrease in accumulated deficit of $11,449.
As of September 30, 2023, the aggregate principal amount outstanding of the Exchangeable Notes was $117,000.
Non-cash interest expense for amortization of debt issuance costs related to the Exchangeable Notes for the years ended September 30, 2023 and 2022 was $949 and $666, respectively. The Company also wrote off a portion of the debt issuance costs in connection with the repurchase transactions in April and September 2020, as described below. Total unamortized debt issuance costs related to the Exchangeable Notes were $1,501 as of September 30, 2023.
The estimated fair value of the Exchangeable Notes was $108,506 as of September 30, 2023. The estimated fair value of the Exchangeable Notes was determined through consideration of quoted market prices for similar instruments. The fair value is classified as Level 2, as defined in Note 13.
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
2023 Senior Secured Credit Facility
On May 8, 2023, i3 Verticals, LLC (the “Borrower”), entered into that certain Credit Agreement (the “2023 Senior Secured Credit Facility”) with the guarantors and lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (“JPMorgan”). The 2023 Senior Secured Credit Facility replaces the Prior Senior Secured Credit Facility (as defined below). The 2023 Senior Secured Credit Facility provides for aggregate commitments of $450,000 in the form of a senior secured revolving credit facility (the “Revolver”).
The 2023 Senior Secured Credit Facility provides that the Borrower has the right to seek additional commitments to provide additional term loan facilities or additional revolving credit commitments in an aggregate principal amount up to, as of any date of determination, the sum of (i) the greater of $100,000 and 100% of the Borrower’s consolidated EBITDA (as defined in the 2023 Senior Secured Credit Facility) for the most recently completed four quarter period, plus (ii) the amount of certain prepayments of certain indebtedness, so long as, among other things, after giving pro forma effect to the incurrence of such additional borrowings and any related transactions, the Borrower’s consolidated interest coverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not be less than 3.0 to 1.0 and the Borrower’s consolidated total net leverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not exceed 5.0 to 1.0. As of September 30, 2023, the Borrower's consolidated interest coverage ratio was 4.39x and total leverage ratio was 3.77x.
The provision of any such additional amounts under the additional term loan facilities or additional revolving credit commitments are subject to certain additional conditions and the receipt of certain additional commitments by existing or additional lenders. The lenders under the 2023 Senior Secured Credit Facility are not under any obligation to provide any such additional term loan facilities or revolving credit commitments.
The proceeds of the Revolver, together with proceeds from any additional amounts under the additional term loan facilities or additional revolving credit commitments, may only be used by the Borrower to (i) finance working capital, capital expenditures and other lawful corporate purposes, (ii) finance permitted acquisitions (as defined in the 2023 Senior Secured Credit Facility) and (iii) to refinance certain existing indebtedness.
Borrowings under the Revolver will be made, at the Borrower’s option, at the Adjusted Term SOFR rate or the base rate, plus, in each case, an applicable margin.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
The Adjusted Term SOFR rate will be the rate of interest per annum equal to the Term SOFR rate (based upon an interest period of one, three or six months), plus 0.10%, plus an applicable margin of 2.00% to 3.00% (3.00% at September 30, 2023). The Adjusted Term SOFR rate shall not be less than 0% in any event.
The base rate is a fluctuating rate of interest per annum equal to the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%, plus an applicable margin of 1.00% to 2.00% (2.00% at September 30, 2023). The base rate shall not be less than 1% in any event.
The applicable margin is based upon the Borrower’s consolidated total net leverage ratio (as defined in the 2023 Senior Secured Credit Facility), as reflected in the schedule below:

Consolidated Total Net Leverage Ratio	Commitment Fee	Letter of Credit Fee	Term Benchmark Loans	Base Rate Loans
> 3.0 to 1.0	0.30%	3.00%	3.00%	2.00%
> 2.5 to 1.0 but < 3.0 to 1.0	0.25%	2.50%	2.50%	1.50%
> 2.0 to 1.0 but < 2.5 to 1.0	0.20%	2.25%	2.25%	1.25%
< 2.0 to 1.0	0.15%	2.00%	2.00%	1.00%
In addition to paying interest on outstanding principal under the Revolver, the Borrower will be required to pay a commitment fee equal to the product of between 0.15% and 0.30% (the applicable percentage depending on the Borrower’s consolidated total net leverage ratio as reflected in the schedule above, 0.30% at September 30, 2023) times the actual daily amount by which $450,000 exceeds the total amount outstanding under the Revolver and available to be drawn under all outstanding letters of credit.
The Borrower will be permitted to voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans under the 2023 Senior Secured Credit Facility, whether such amounts are issued under the Revolver or under the additional term loan facilities or additional revolving credit facilities, at any time without premium or penalty.
In addition, if the total amount borrowed under the Revolver exceeds $450,000 at any time, the 2023 Senior Secured Credit Facility requires the Borrower to prepay such excess outstanding amounts.
All obligations under the 2023 Senior Secured Credit Facility are unconditionally guaranteed by the Company, and each of the Company’s existing and future direct and indirect material, wholly owned domestic subsidiaries, subject to certain exceptions. The obligations are secured by first-priority security interests in substantially all tangible and intangible assets of the Borrower, the Company and each subsidiary guarantor, in each case whether owned on the date of the initial borrowings or thereafter acquired.
The 2023 Senior Secured Credit Facility places certain restrictions on the ability of the Borrower, the Company and their subsidiaries to, among other things, incur debt and liens; merge, consolidate or liquidate; dispose of assets; enter into hedging arrangements; make certain restricted payments; undertake transactions with affiliates; enter into sale-leaseback transactions; make certain investments; prepay or modify the terms of certain indebtedness; and modify the terms of certain organizational agreements.
The 2023 Senior Secured Credit Facility contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, material judgments, certain events with respect to employee benefit plans, invalidity of loan documents and certain changes in control.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
Prior Senior Secured Credit Facility
On May 9, 2019, the Company replaced its then existing credit facility with a new credit agreement (the "Prior Senior Secured Credit Facility") (as noted above, the Prior Senior Secured Credit Facility was replaced by the 2023 Senior Secured Credit Facility in May 2023). Effective October 3, 2022, the Prior Senior Secured Credit Facility, as amended, consisted of a $375,000 revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to $50,000 in the aggregate (subject to the receipt of additional commitments for any such incremental loan amounts).
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
Debt issuance costs
The Company incurred $3,079 in debt issuance costs during the year ended September 30, 2023 and did not incur any debt issuance costs during the years ended September 30, 2022 and 2021. The Company's debt issuance costs are being amortized over the related term of the debt using the straight-line method, which is not materially different than the effective interest rate method, and are presented net against long-term debt in the condensed consolidated balance sheets. The amortization of deferred debt issuance costs is included in interest expense and amounted to approximately $1,514, $1,046 and $968 during the years ended September 30, 2023, 2022 and 2021, respectively. In connection with the replacement of the Prior Senior Secured Credit Facility, the Company recorded a debt extinguishment charge of $203 for the write-off of deferred financing costs, which was recorded in interest expense in the consolidated statements of operations.

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

	Year ended September 30,
	2023	2022	2021
Current:
Federal tax expense (benefit)	$3,076	$1,098	$(35)
State tax expense	1,656	1,321	945
Deferred:
Federal tax benefit	(7,296)	(4,151)	(285)
State tax expense (benefit)	1,361	6,739	(2)
Income tax (benefit) expense	$(1,203)	$5,007	$623

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
A reconciliation of income tax expense (benefit) from operations computed at the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended September 30,
	2023		2022		2021
Expected U.S. federal income taxes at statutory rate	$(809)	21.0%	$(3,824)	21.0%	$(1,519)	21.1%
Partnership income not taxed at federal level	865	(22.4)%	1,035	(5.7)%	29	(0.4)%
Valuation allowance	(3,964)	102.8%	7,101	(39.0)%	712	(9.9)%
State and local income taxes, net of federal benefit	2,451	(63.6)%	(641)	3.5%	552	(7.6)%
Nondeductible expenses and other permanent items	189	(4.9)%	83	(0.5)%	85	(1.2)%
Revaluation of debt and other debt transaction differences	536	(13.9)%	1,434	(7.9)%	609	(8.4)%
Change in liability for uncertain tax positions	155	(4.0)%	(25)	0.1%	(83)	1.2%
Federal tax credits	(636)	16.5%	—	—%	240	(3.3)%
Other	10	(0.3)%	(156)	0.9%	(2)	—%
Income tax (benefit) expense	$(1,203)	31.2%	$5,007	(27.5)%	$623	(8.6)%

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities. Net deferred taxes spanning multiple jurisdictions as of September 30, 2023 and 2022 were as follows:

	September 30,
	2023	2022
Deferred tax assets:
Investment in partnership	$52,432	$56,388
Stock-based compensation	13,144	2,421
Deferred revenue	318	448
Accrued expenses	328	269
Net operating loss carryforwards	17,132	15,992
Section 163j carryforward	5,064	1,685
Federal tax credits	698	359
Operating lease liabilities	611	677
Other	108	75
Gross deferred tax assets	89,835	78,314
Valuation allowance	(28,944)	(27,555)

Deferred tax liabilities:
Intangible assets	(26,313)	(14,270)
Operating lease right of use assets	(565)	(641)
Other	(1,145)	(285)
Net deferred tax asset	$32,868	$35,563
Federal net operating loss carryforwards as of September 30, 2023 and 2022 were $44,098 and $43,233, respectively. Federal tax credits were $698, resulting in a deferred tax asset of $9,959 as of September 30, 2023 compared to $359 of federal tax credits, resulting in a deferred tax asset of $9,438 as of September 30, 2022. The federal net operating loss carryforwards will begin to expire in 2037 and the federal tax credits will begin to expire in 2039. The use of federal net operating losses and credits are limited to the future taxable income of separate legal entities. As a result, a valuation allowance of $387 has been provided for certain federal deferred tax assets, a decrease of $421 during the year ended September 30, 2023. State net operating loss carryforwards as of September 30, 2023 totaled $124,656, resulting in a deferred tax asset of $7,871. The state net operating loss carryforwards will begin to expire in 2026. The use of certain state net operating losses are limited to future taxable earnings of separate legal entities. As a result, a valuation allowance of $8,511 has been provided for state loss carryforwards and other state tax attributes, an increase of $3,602 during the year ended September 30, 2023. The Company also considered a valuation allowance on its $52,432 outside basis of investment in i3 Verticals, LLC deferred tax asset as of September 30, 2023. The Company has recorded a valuation allowance of $20,046 against the portion of the deferred tax benefit that is capital in nature and against the amount not expected to be realized, resulting in a decrease in valuation allowance of $1,792 during the year ended September 30, 2023. Management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
The components of the Company’s liability for uncertain tax benefits are as follows:

Gross unrecognized tax benefits as of September 30, 2021	$108
Increase in current year tax positions	—
Increase in prior year tax positions	—
Settlements and other reductions	25
Gross unrecognized tax benefits as of September 30, 2022	83
Increase in current year tax positions	108
Increase in prior year tax positions	73
Settlements and other reductions	26
Gross unrecognized tax benefits as of September 30, 2023	$238
As of September 30, 2023 and 2022, the Company had no accrued interest and no accrued penalties in either period related to uncertain tax positions. It is the Company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense. The Company is no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2019. As of September 30, 2023 and 2022, there were unrecognized tax benefits of $238 and $83 that if recognized would affect the annual effective tax rate.
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
During the year ended September 30, 2023, the Company acquired an aggregate of 24,748 common units of i3 Verticals, LLC in connection with the redemption of common units, which resulted in an increase in the tax basis of our investment in i3 Verticals, LLC subject to the provisions of the Tax Receivable Agreement. As a result of these exchanges, during the year ended September 30, 2023, the Company recognized an increase to its net deferred tax assets in the amount of $206, and corresponding Tax Receivable Agreement liabilities of $175, representing 85% of the tax benefits due to the Continuing Equity Owners.
The deferred tax asset and corresponding Tax Receivable Agreement liability balances were $37,723 and $40,079, respectively, as of September 30, 2023.
Payments to the Continuing Equity Owners related to exchanges through September 30, 2023 will range from $0 to $3,235 per year and are expected to be paid over the next 24 years. The amounts recorded as of September 30, 2023, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

12. LEASES
The Company’s leases consist primarily of real estate leases throughout the markets in which the Company operates. At contract inception, the Company determines whether an arrangement is or contains a lease, and for each identified lease, evaluates the classification as operating or financing. The Company had no finance leases as of September 30, 2023. Leased assets and obligations are recognized at the lease commencement date based on the present value of fixed lease payments to be made over the term of the lease. Renewal and termination options are factored into determination of the lease term only if the option is reasonably certain to be exercised. The weighted-average remaining lease term at September 30, 2023 was two years. The Company had no significant short-term leases during the year ended September 30, 2023.
The Company’s leases do not provide a readily determinable implicit interest rate and the Company uses its incremental borrowing rate to measure the lease liability and corresponding right-of-use asset. The incremental borrowing rates were determined based on a portfolio approach considering the Company’s current secured borrowing rate adjusted for market conditions and the length of the lease term. The weighted-average discount rate used in the measurement of our lease liabilities was 7.7% as of September 30, 2023.
Operating lease cost is recognized on a straight-line basis over the lease term. Operating lease costs for the years ended September 30, 2023, 2022 and 2021, were $5,671, $5,815 and $4,096, respectively, which are included in selling, general and administrative expenses in the condensed consolidated statements of operations.
Total operating lease costs for the years ended September 30, 2023, 2022 and 2021, include variable lease costs of approximately $78, $59 and $6, respectively, which are primarily comprised of costs of maintenance and utilities and changes in rates, and are determined based on the actual costs incurred during the period. Variable payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.
Short-term rent expense for the years ended September 30, 2023, 2022 and 2021, was $210, $177 and $304, respectively, and are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
As of September 30, 2023, maturities of lease liabilities are as follows:

Years ending September 30:
2024	$5,055
2025	4,439
2026	3,454
2027	1,597
2028	755
Thereafter	1,262
Total future minimum lease payments (undiscounted)(1)	16,562
Less: present value discount	(1,620)
Present value of lease liability	$14,942
_________________________
1.Total future minimum lease payments excludes payments of $52 for leases designated as short-term leases, which are excluded from the Company's right-of-use assets. These payments will be made within the next twelve months.

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
The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, settlement assets and obligations, accounts receivable, other assets, accounts payable, and accrued expenses, approximated their fair values as of September 30, 2023 and 2022, because of the relatively short maturity dates on these instruments. The carrying amount of debt approximates fair value as of September 30, 2023 and 2022, because interest rates on these instruments approximate market interest rates.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
The Company has no Level 1 or Level 2 financial instruments measured at fair value on a recurring basis. The following tables present the changes in the Company's Level 3 financial instruments that are measured at fair value on a recurring basis.

Accrued Contingent Consideration
Balance at September 30, 2021	$36,229
Contingent consideration accrued at time of business combination	6,281
Change in fair value of contingent consideration included in Operating expenses	23,725
Contingent consideration paid	(43,402)
Balance at September 30, 2022	$22,833
Contingent consideration accrued at time of business combination	760
Change in fair value of contingent consideration included in Operating expenses	10,781
Contingent consideration paid	(26,135)
Balance at September 30, 2023	$8,239
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
Approximately $6,825 and $21,385 of contingent consideration was recorded in accrued expenses and other current liabilities as of September 30, 2023 and 2022, respectively. Approximately $1,414 and $1,448 of contingent consideration was recorded in other long-term liabilities as of September 30, 2023 and 2022, respectively.
Disclosure of Fair Values
The Company's financial instruments that are not remeasured at fair value include the Exchangeable Notes (see Note 10). The Company estimates the fair value of the Exchangeable Notes through consideration of quoted market prices of similar instruments, classified as Level 2 as described above. The estimated fair value of the Exchangeable Notes was $108,506 as of September 30, 2023.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
14. EQUITY-BASED COMPENSATION
A summary of equity-based compensation expense recognized during the years ended September 30, 2023, 2022 and 2021 is as follows:

	Year ended September 30,
	2023	2022	2021
Stock options	$24,276	$25,163	$20,860
Restricted stock units	3,602	1,067	—
Equity-based compensation expense	$27,878	$26,230	$20,860
Amounts are included in general and administrative expense on the consolidated statements of operations. Income tax benefits of $785, $468 and $1,083 were recognized related to equity-based compensation during the years ended September 30, 2023, 2022, and 2021, respectively.
Stock Options
In May 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) under which the Company may grant up to 3,500,000 stock options and other equity-based awards to employees, directors and officers. The number of shares of Class A common stock available for issuance under the 2018 Plan includes an annual increase on the first day of each year, beginning with the 2019 calendar year, equal to 4.0% of the outstanding shares of all classes of the Company's common stock as of the last day of the immediately preceding calendar year, unless the Company’s board of directors determines prior to the last trading day of December of the immediately preceding calendar year that the increase shall be less than 4%. As of September 30, 2023, there were 1,075,549 shares of equity awards available to grant under the 2018 Plan.
In September 2020, the Company adopted the 2020 Acquisition Equity Incentive Plan (the “2020 Inducement Plan”) under which the Company may grant up to 1,500,000 stock options and other equity-based awards to individuals that were not previously employees of the Company or its subsidiaries in connection with acquisitions, as a material inducement to the individual's entry into employment with the Company or its subsidiaries within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. In May 2021, the Company amended the 2020 Inducement Plan to increase the number of shares of the Company's Class A common stock available for issuance from 1,500,000 to 3,000,000 shares. As of September 30, 2023, there were 1,154,571 shares of equity awards available for grant under the 2020 Inducement Plan.
Share-based compensation expense includes the estimated effects of forfeitures, which will be adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.
The Company has issued stock option awards under the 2018 Plan and the 2020 Inducement Plan. The fair value of the stock option awards during the years ended September 30, 2023 and 2022 was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	September 30, 2023	September 30, 2022
Expected volatility(1)	54.9%	55.7%
Expected dividend yield(2)	—%	—%
Expected term(3)	6 years	6 years
Risk-free interest rate(4)	3.9%	1.6%
_________________
1.For the year ended September 30, 2023, expected volatility is based on the volatility of the Company's own share price. For the year ended September 30, 2022, expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.
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

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)

A summary of stock option activity for the year ended September 30, 2023 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at September 30, 2022	8,222,322	$25.07
Granted	1,286,629	24.13
Exercised	(460,760)	18.14
Forfeited	(471,521)	27.69
Outstanding at September 30, 2023	8,576,670	$25.16

Exercisable at September 30, 2023	5,586,736	$24.79
The weighted-average grant date fair value of stock options granted during the year ended September 30, 2023 was $13.68.
As of September 30, 2023, there were 8,576,670 stock options outstanding, of which 5,586,736 were exercisable. As of September 30, 2023, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $23,395, which is expected to be recognized over a weighted-average period of 2.1 years. The Company's policy is to account for forfeitures of stock-based compensation awards as they occur.
The total fair value of stock options that vested during the year ended September 30, 2023 was $24,652.
Restricted Stock Units
The Company has issued Class A common stock in the form of restricted stock units ("RSUs") under the 2018 Plan.
A summary of activity related to restricted stock units as of September 30, 2023 is as follows:

	Restricted Stock Units	Weighted Average Exercise Price
Outstanding at September 30, 2022	486,652	$24.93
Granted	536,882	25.28
Vested	(67,854)	26.34
Forfeited	(81,656)	24.09
Outstanding at September 30, 2023	874,024	$24.95
The weighted-average grant date fair value of RSUs granted during the year ended September 30, 2023 was $25.28.
As of September 30, 2023, total unrecognized compensation expense related to unvested RSUs, including an estimate for pre-vesting forfeitures, was $12,126, which is expected to be recognized over a weighted average period of 3.1 years.
15. COMMITMENTS AND CONTINGENCIES
Leases
The Company utilizes office space and equipment under operating leases. Rent expense under these leases amounted to $5,881, $5,992 and $4,400 during the years ended September 30, 2023, 2022 and 2021,

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
respectively. Refer to Note 12 for further discussion and a table of the future minimum payments under these leases.
Minimum Processing Commitments
The Company has non-exclusive agreements with several processors to provide The Company services related to transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Certain of these agreements require the Company to submit a minimum monthly number of transactions for processing. If the Company submits a number of transactions that is lower than the minimum, it is required to pay to the processor the fees it would have received if the Company had submitted the required minimum number of transactions. As of September 30, 2023, such minimum fee commitments were as follows:

Years ending September 30:
2024	$4,582
2025	488
2026	—
2027	—
2028	—
Thereafter	—
Total	$5,070
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
The Petition was amended on October 4, 2021 to add a putative class of Louisiana sheriffs (the “Sheriffs”) and subsequently removed to the United States District Court for the Middle District of Louisiana. The Petition seeks monetary damages for the cost of network remediation of $15,000 purportedly spent by the State and $7,000 purportedly spent by the Sheriffs, return of purchase prices, potential additional expenses related to remediation and any obligation to notify parties of an alleged data breach as and if required by applicable law, and reasonable attorneys’ fees. The claimed damages relate to a third-party remote access software product used in connection with services provided by S&S to certain Louisiana Parish law enforcement districts and alleged inadequacies in the Company’s cybersecurity practices. Plaintiffs moved to remand the action to state court on November 5, 2021, and the motion was referred to a magistrate to make a report and recommendation to the district court judge. On July 5, 2022, the magistrate recommended that the matter be remanded to state court. On July 19, 2022, the Company and all other defendants filed objections to the recommendation. On August 3, 2022, the Plaintiffs filed a response to those objections. On August 16, 2022, the district court granted the Plaintiffs’ motion to remand, and all Defendants appealed. Oral argument on this motion in front of the United States Fifth Circuit Court of Appeals took place on April 4, 2023, and on September 1, 2023, the Fifth Circuit panel affirmed the District Court order to remand the case back to state court. On September 29, 2023, all Defendants-Appellants filed a Petition for Rehearing En Banc, which the Plaintiffs-Appellees opposed on October 12, 2023. The parties await a decision on that motion.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
16. RELATED PARTY TRANSACTIONS
In connection with the Company's IPO, the Company and i3 Verticals, LLC entered into a Tax Receivable Agreement with the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that it actually realizes, or in some circumstances, is deemed to realize in its tax reporting, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of Common Units of i3 Verticals, LLC for Class A common stock of i3 Verticals, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. See Note 11 for further information. As of September 30, 2023, the total amount due under the Tax Receivable Agreement was $40,079.
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
In March 2021, the Company became aware of an observable price change in the AxiaMed equity investment, due to a planned third party acquisition of AxiaMed. This resulted in an increase of $2,353 to the fair value of the AxiaMed investment at March 31, 2021, which the Company recognized in other income. On April 1, 2021, AxiaMed was sold to a third party and the Company received $2,453 for its investment in AxiaMed. Greg Daily, the Company’s chief executive officer; Clay Whitson, the Company’s chief financial officer; and the Company no longer have ownership interest in AxiaMed following the sale. The Company earned net revenues related to the AxiaMed Agreement of $117 during the year ended September 30, 2021.

17. SEGMENTS
The Company determines its operating segments based on ASC 280, Segment Reporting, in alignment with how the chief operating decision making group monitors and manages the performance of the business as well as the level at which financial information is reviewed. The Company’s operating segments are strategic business units that offer different products and services.
The Company's core business is delivering seamlessly integrated payment and software solutions to customers in strategic vertical markets. This is accomplished through the Software and Services and Merchant Services segments.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
The Company primarily uses processing margin to measure operating performance. Processing margin is equal to revenue less other cost of services plus residuals expense, which is a component of other cost of services. The following is a summary of reportable segment operating performance for the years ended September 30, 2023, 2022 and 2021.

	As of and for the Year ended September 30, 2023
	Software and Services	Merchant Services	Other	Total
Revenue	$232,967	$137,342	$(70)	$370,239
Other costs of services	(16,102)	(64,521)	71	(80,552)
Residuals	2,214	41,460	(32)	43,642
Processing margin	$219,079	$114,281	$(31)	$333,329

Residuals				43,642
Selling general and administrative				219,736
Depreciation and amortization				36,461
Change in fair value of contingent consideration				10,781
Income from operations				$22,709

Total assets	$611,515	$210,705	$59,273	$881,493
Goodwill	$287,613	$121,950	$—	$409,563

	As of and for the Year ended September 30, 2022
	Software and Services	Merchant Services	Other	Total
Revenue	$193,402	$124,481	$(21)	$317,862
Other costs of services	(13,778)	(59,647)	58	(73,367)
Residuals	1,602	36,666	(33)	38,235
Processing margin	$181,226	$101,500	$4	$282,730

Residuals				38,235
Selling general and administrative				193,790
Depreciation and amortization				29,424
Change in fair value of contingent consideration				23,725
Loss from operations				$(2,444)

Total assets	$512,792	$203,485	$54,035	$770,312
Goodwill	$234,553	$119,086	$—	$353,639

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)

	As of and for the Year ended September 30, 2021
	Software and Services	Merchant Services	Other	Total
Revenue	$114,433	$111,870	$(2,179)	$224,124
Other costs of services	(8,610)	(51,234)	2,138	(57,706)
Residuals	1,147	29,842	(2,071)	28,918
Processing margin	$106,970	$90,478	$(2,112)	$195,336

Residuals				28,918
Selling general and administrative				134,872
Depreciation and amortization				24,418
Change in fair value of contingent consideration				7,140
Loss from operations				$(12)

Total assets	$382,014	$208,560	$61,226	$651,800
Goodwill	$173,157	$119,086	$—	$292,243

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
As of September 30, 2023, and 2022, respectively, i3 Verticals, Inc. owned 23,253,272 and 22,986,448 of i3 Verticals, LLC's Common Units, representing a 69.7% and 69.4% economic ownership interest in i3 Verticals, LLC.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
The following table summarizes the impact on equity due to changes in the Company's ownership interest in i3 Verticals, LLC:

	Year ended September 30,
	2023	2022	2021
Net loss attributable to non-controlling interest	$(1,841)	$(6,115)	$(3,382)
Transfers to (from) non-controlling interests:
Redemption of common units in i3 Verticals, LLC	(224)	(918)	(11,714)
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	4,305	11,511	15,337
Net transfers to non-controlling interests	4,081	10,593	3,623
Change from net income attributable to non-controlling interests and transfers to non-controlling interests	$2,240	$4,478	$241

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Year ended September 30,
	2023	2022	2021
Basic net loss per share:
Numerator
Net loss	$(2,652)	$(23,217)	$(7,839)
Less: Net loss attributable to non-controlling interests	(1,841)	(6,115)	(3,382)
Net loss attributable to Class A common stockholders	$(811)	$(17,102)	$(4,457)
Denominator
Weighted average shares of Class A common stock outstanding(1)	23,137,586	22,249,656	20,994,598
Basic net loss per share(2)	$(0.04)	$(0.77)	$(0.21)

Dilutive net loss per share(4):
Numerator
Net loss attributable to Class A common stockholders	$(811)		$(4,457)
Reallocation of net loss assuming conversion of common units(5)	(1,391)		(2,556)
Net loss attributable to Class A common stockholders - diluted	$(2,202)		$(7,013)
Denominator
Weighted average shares of Class A common stock outstanding(1)	23,137,586		20,994,598
Weighted average effect of dilutive securities(2)(3)(4)	10,109,247		10,719,593
Weighted average shares of Class A common stock outstanding - diluted	33,246,833		31,714,191
Diluted net loss per share	$(0.07)		$(0.22)
____________________
1.Excludes 6,706 shares of restricted Class A common stock for the year ended September 30, 2021.
2.For the year ended September 30, 2021, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted earnings per share of Class A common stock:
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
3.For the year ended September 30, 2022, all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted earnings per share of Class A common stock:
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
4.For the year ended September 30, 2023, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted earnings per share of Class A common stock:
a.5,580,144 options to purchase shares of Class A common stock for the year ended September 30, 2023, were excluded because the exercise price of these options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
b.723,898 shares of Class A common stock for the year ended September 30, 2023, resulting from estimated stock option exercises and restricted stock units vesting as calculated by the treasury stock method were excluded because of the effect of including them would have been anti-dilutive.
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
20. SIGNIFICANT NON-CASH TRANSACTIONS
The Company engaged in the following significant non-cash investing and financing activities during the years ended September 30, 2023, 2022, and 2021:

	Year ended September 30,
	2023	2022	2021
Restricted Class A common stock issued as part of acquisition purchase consideration (Note 4)	$2,000	$—	$35,245
Acquisition date fair value of contingent consideration in connection with business combinations	$760	$6,281	$22,577
Residual buyouts financed through principal and interest forgiveness of a loan	$5,860	$—	$—
Replacement of the Prior Senior Secured Credit Facility with the 2023 Senior Secured Credit Facility	$284,000	$—	$—
Debt issuance costs financed with proceeds from the 2023 Senior Secured Credit Facility	$2,386	$—	$—
Accrued interest financed with proceeds from the 2023 Senior Secured Credit Facility	$1,617	$—	$—
Right-of-use assets obtained in exchange for operating lease obligations	$927	$7,846	$16,879

21. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

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
Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on such assessment our management has concluded that, as of September 30, 2023, our internal control over financial reporting is effective based on those criteria.
Our internal control over financial reporting as of September 30, 2023 has been audited by the independent registered public accounting firm, Deloitte & Touche LLP, who also audited our financial statements. The attestation report on our internal control over financial reporting from Deloitte & Touche LLP appears below.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2023 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of i3 Verticals, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of i3 Verticals, Inc. and subsidiaries (the “Company”) as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2023, of the Company and our report dated November 22, 2023, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Nashville, Tennessee
November 22, 2023

Item 9B. Other Information
None. Without limiting the generality of the foregoing, during the three months ended September 30, 2023, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regrading Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2024 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2023.
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

Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2024 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2024 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2024 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2023.

Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2024 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2023.

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
(a)(3) Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of i3 Verticals, Inc.	8-K	001-38532	3.1	6/25/18

3.2	Amended and Restated Bylaws	8-K	001-38532	3.2	11/16/22

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1	333-225214	4.1	5/25/18

4.2	Description of Securities	10-K	001-38532	4.2	11/22/19

4.3	Indenture, dated February 18, 2020, among i3 Verticals, LLC, i3 Verticals, Inc. as guarantor and U.S. Bank National Association	8-K	001-38532	4.1	2/19/20

4.4	Form of 1.00% Exchangeable Senior Notes due 2025 (included in Exhibit 4.3 above)	8-K	001-38532	4.2	2/19/20

10.1	Form of Tax Receivable Agreement	S-1	333-225214	10.2	5/25/18

10.2	Form of Registration Rights Agreement	S-1	333-225214	10.3	5/25/18

10.3	Limited Liability Company Agreement of i3 Verticals, LLC	8-K	001-38532	10.3	6/25/18

10.4	Plan Administration Agreement, dated June 25, 2018, by and between i3 Verticals, Inc. and i3 Verticals, LLC	8-K	001-38532	10.4	6/25/18

10.5+	i3 Verticals, LLC Amended & Restated Equity Incentive Plan, dated November 29, 2016	S-1	333-225214	10.21	5/25/18

10.6+	First Amendment to i3 Verticals, LLC Amended & Restated Equity Incentive Plan, dated October 31, 2017	S-1	333-225214	10.22	5/25/18

10.7+	Second Amendment to i3 Verticals, LLC Amended & Restated Equity Incentive Plan, dated May 7, 2018	S-1	333-225214	10.23	5/25/18

10.8+	2018 Equity Incentive Plan	S-1	333-225214	10.24	5/25/18

10.9+	Form of Restricted Stock Award Agreement under 2018 Equity Incentive Plan	S-1	333-225214	10.25	5/25/18

10.10+	Form of Stock Option Award Agreement under 2018 Equity Incentive Plan	S-1	333-225214	10.26	5/25/18

10.11+	Employment Agreement, effective as of May 5, 2014, by and between Charge Payment, LLC and Clay M. Whitson	S-1	333-225214	10.27	5/25/18

10.12+	Change in Control Agreement, dated as of May 10, 2017, by and between i3 Verticals, LLC and Paul Maple	S-1	333-225214	10.28	5/25/18

10.13+	Form of Indemnification Agreement	S-1	333-225214	10.29	5/25/18

10.14	Registration Rights Agreement, dated February 18, 2020, among i3 Verticals, Inc. and BofA Securities, Inc.	8-K	001-38532	10.2	2/19/20

10.15	Form of Exchangeable Note Hedge Transaction Confirmation.	8-K	001-38532	10.3	2/19/20

10.16	Form of Warrant Transaction Confirmation	8-K	001-38532	10.4	2/19/20

10.17+	i3 Verticals, Inc. 2020 Acquisition Equity Incentive Plan	8-K	001-38532	10.1	9/9/20

10.18+	Form of Restricted Stock Award Agreement under i3 Verticals, Inc. 2020 Acquisition Equity Incentive Plan	8-K	001-38532	10.2	9/9/20

10.19+	Form of Stock Option Award Agreement under 2020 Acquisition Equity Incentive Plan	8-K	001-38532	10.3	9/9/20

10.20+	First Amendment to the i3 Verticals, Inc. 2020 Acquisition Equity Incentive Plan	8-K	001-38532	10.1	5/10/21

10.21	Sales Agreement by an among i3 Verticals, Inc., i3 Verticals, LLC and Raymond James & Associates, Inc., Morgan Stanley & Co. LLC and BTIG, LLC, dated as of August 20, 2021	S-3	333-258950	1.2	8/20/21

10.22	Amendment No. 1 to Sales Agreement by and among i3 Verticals, Inc., i3 Verticals, LLC, Raymond James & Associates, Inc., Morgan Stanley & Co, LLC and BTIG, LLC, dated as of November 22, 2021	POSAM	333-258950	1.3	11/22/21

10.23+	Form of Performance-based Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan	10-K	001-38532	10.29	11/18/22

10.24	First Amendment to Tax Receivable Agreement, by and among i3 Verticals, Inc., i3 Verticals, LLC and the members of i3 Verticals, LLC party thereto	10-K	001-38532	10.30	11/18/22

10.25	Credit Agreement, dated as of May 8, 2023, among i3 Verticals, LLC, the guarantor and lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent	10-Q	001-38532	10.1	5/10/23

10.26	Security and Pledge Agreement, dated as of May 8, 2023, among i3 Verticals, LLC, the obligor parties thereto and JPMorgan Chase Bank, N.A., as administrative agent	10-Q	001-38532	10.2	5/10/23

21.1*	List of subsidiaries of i3 Verticals, Inc.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14a under the Securities Exchange Act of 1934. as amended

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	i3 Verticals, Inc. Compensation Recoupment Policy

101.INS*	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

i3 Verticals, Inc.

		By:	/s/ Gregory Daily
Gregory Daily
Chief Executive Officer

Date:	November 22, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gregory Daily	Chief Executive Officer and Director	November 22, 2023
Gregory Daily	(Principal Executive Officer)

/s/ Clay Whitson	Chief Financial Officer and Director	November 22, 2023
Clay Whitson	(Principal Financial Officer)

/s/ Geoff Smith	Senior Vice President of Finance	November 22, 2023
Geoff Smith	(Principal Accounting Officer)

/s/ Elizabeth Seigenthaler Courtney	Director	November 22, 2023
Elizabeth Seigenthaler Courtney

/s/ John Harrison	Director	November 22, 2023
John Harrison

/s/ Burton Harvey	Director	November 22, 2023
Burton Harvey

/s/ Decosta Jenkins	Director	November 22, 2023
Decosta Jenkins

/s/ Timothy McKenna	Director	November 22, 2023
Timothy McKenna

/s/ David Morgan	Director	November 22, 2023
David Morgan

/s/ David Wilds	Director	November 22, 2023
David Wilds