Form 10-Q
period 2023-12-31
i3 Verticals, Inc.
filed 2024-02-09
CIK 1728688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of February 8, 2024, there were 23,279,170 outstanding shares of Class A common stock, $0.0001 par value per share, and 10,093,394 outstanding shares of Class B common stock, $0.0001 par value per share.

PART I. - FINANCIAL INFORMATION
Item 1.    Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,	September 30,
	2023	2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$4,159	$3,112
Accounts receivable, net	68,226	65,110
Settlement assets	3,518	4,873
Prepaid expenses and other current assets	14,218	12,449
Total current assets	90,121	85,544
Property and equipment, net	11,142	12,308
Restricted cash	3,407	4,415
Capitalized software, net	62,153	62,577
Goodwill	410,772	409,563
Intangible assets, net	225,296	226,952
Deferred tax asset	52,332	52,514
Operating lease right-of-use assets	12,717	13,922
Other assets	8,996	13,698
Total assets	$876,936	$881,493

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$9,711	$11,064
Current portion of long term debt	90,777	—
Accrued expenses and other current liabilities	33,081	37,740
Settlement obligations	3,518	4,873
Deferred revenue	39,163	35,275
Current portion of operating lease liabilities	4,292	4,509
Total current liabilities	180,542	93,461
Long-term debt, less current portion and debt issuance costs, net	287,751	385,081
Long-term tax receivable agreement obligations	40,079	40,079
Operating lease liabilities, less current portion	9,417	10,433
Other long-term liabilities	21,991	24,143
Total liabilities	539,780	553,197
Commitments and contingencies (see Note 12)
Stockholders' equity
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2023 and September 30, 2023	—	—
Class A common stock, par value $0.0001 per share, 150,000,000 shares authorized; 23,279,170 and 23,253,272 shares issued and outstanding as of December 31, 2023 and September 30, 2023, respectively	2	2
Class B common stock, par value $0.0001 per share, 40,000,000 shares authorized; 10,093,394 and 10,093,394 shares issued and outstanding as of December 31, 2023 and September 30, 2023, respectively	1	1
Additional paid-in capital	254,562	249,688
Accumulated deficit	(11,846)	(12,944)
Total stockholders' equity	242,719	236,747
Non-controlling interest	94,437	91,549
Total equity	337,156	328,296
Total liabilities and equity	$876,936	$881,493

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended December 31,
	2023	2022

Revenue	$91,990	$86,029

Operating expenses
Other costs of services	20,424	19,069
Selling, general and administrative	53,532	51,003
Depreciation and amortization	9,739	8,676
Change in fair value of contingent consideration	(237)	1,443
Total operating expenses	83,458	80,191

Income from operations	8,532	5,838

Interest expense, net	6,707	5,490
Other expense (income)	107	(203)
Total other expenses	6,814	5,287

Income before income taxes	1,718	551

Provision for income taxes	182	382

Net income	1,536	169

Net income attributable to non-controlling interest	438	409
Net income (loss) attributable to i3 Verticals, Inc.	$1,098	$(240)

Net income (loss) per share attributable to Class A common stockholders:
Basic	$0.05	$(0.01)
Diluted	$0.04	$(0.01)
Weighted average shares of Class A common stock outstanding:
Basic	23,267,290	22,998,608
Diluted	33,828,461	22,998,608

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2023	23,253,272	$2	10,093,394	$1	$249,688	$(12,944)	$91,549	$328,296
Equity-based compensation	—	—	—	—	6,508	—	—	6,508
Net income	—	—	—	—	—	1,098	438	1,536
Exercise of equity-based awards	25,898	—	—	—	(10)	—	—	(10)
Sale of exchangeable note hedges	—	—	—	—	1,483	—	—	1,483
Repurchases of warrants	—	—	—	—	(657)	—	—	(657)
Allocation of equity to non-controlling interests	—	—	—	—	(2,450)	—	2,450	—
Balance at December 31, 2023	23,279,170	2	10,093,394	1	254,562	(11,846)	94,437	337,156

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2022	22,986,448	$2	10,118,142	$1	$241,958	$(23,582)	$89,309	$307,688
Adoption of ASU 2020-06	—	—	—	—	(23,382)	11,449	—	(11,933)
Equity-based compensation	—	—	—	—	6,846	—	—	6,846
Net (loss) income	—	—	—	—	—	(240)	409	169
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	685	—	—	685
Exercise of equity-based awards	24,745	—	—	—	3	—	—	3
Allocation of equity to non-controlling interests	—	—	—	—	1,906	—	(1,906)	—
Balance at December 31, 2022	23,011,193	$2	10,118,142	$1	$228,016	$(12,373)	$87,812	$303,458
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$1,536	$169
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,739	8,676
Equity-based compensation	6,508	6,846
Amortization of debt discount and issuance costs	414	361
Provision for income taxes	182	355
Non-cash lease expense	1,184	1,063
Changes in non-cash contingent consideration expense from original estimate	(237)	1,443
Other non-cash adjustments to net income	513	502
Changes in operating assets:
Accounts receivable	(5,321)	8,868
Prepaid expenses and other current assets	(1,773)	(3,312)
Other assets	6,642	(313)
Changes in operating liabilities:
Accounts payable	(1,725)	(947)
Accrued expenses and other current liabilities	(534)	(3,962)
Acquisition escrow obligations	(1,009)	(3,791)
Settlement obligations	(1,355)	4,246
Deferred revenue	4,093	2,249
Operating lease liabilities	(1,212)	(1,064)
Other long-term liabilities	(2,677)	2
Contingent consideration paid in excess of original estimates	(1,918)	(3,212)
Net cash provided by operating activities	13,050	18,179

Cash flows from investing activities:
Expenditures for property and equipment	(699)	(1,438)
Proceeds from sale of property and equipment	618	—
Expenditures for capitalized software	(3,100)	(2,721)
Purchases of merchant portfolios and residual buyouts	(2,883)	(275)
Acquisitions of businesses, net of cash and restricted cash acquired	(1,100)	(89,497)
Payments for other investing activities	(11)	(802)
Proceeds from other investing activities	4	203
Net cash used in investing activities	(7,171)	(94,530)

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Three months ended December 31,
	2023	2022
Cash flows from financing activities:
Proceeds from revolving credit facility	64,694	157,004
Payments on revolving credit facility	(71,661)	(79,025)
Proceeds from sale of exchangeable senior note hedges	250	—
Payments for repurchases of warrants	(119)	—
Payments of debt issuance costs	—	(87)
Cash paid for contingent consideration	—	(1,000)
Payments for required distributions to members for tax obligations	(155)	—
Proceeds from stock option exercises	—	54
Payments for employee's tax withholdings from net settled stock option exercises and RSU releases	(204)	(21)
Net cash (used in) provided by financing activities	(7,195)	76,925

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,316)	574
Cash, cash equivalents and restricted cash at beginning of period	12,400	23,765
Cash, cash equivalents and restricted cash at end of period	$11,084	$24,339

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,189	$4,279
Cash paid for income taxes	$388	$172
The following tables provide reconciliations of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to that shown in the condensed consolidated statements of cash flows:

	September 30,
	2023	2022
Beginning balance
Cash and cash equivalents	$3,112	$3,490
Settlement assets	4,873	7,540
Restricted cash	4,415	12,735
Total cash, cash equivalents, and restricted cash	$12,400	$23,765

	December 31,
	2023	2022
Ending balance
Cash and cash equivalents	$4,159	$3,609
Settlement assets	3,518	11,786
Restricted cash	3,407	8,944
Total cash, cash equivalents, and restricted cash	$11,084	$24,339
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the reporting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the unaudited condensed consolidated financial statements of the Company and its subsidiaries as of December 31, 2023 and for the three months ended December 31, 2023 and 2022. The results of operations for the three months ended December 31, 2023 and 2022 are not necessarily indicative of the operating results for the full year.
As permitted by the rules and regulations of the SEC, certain information and disclosures otherwise included in the notes to the consolidated financial statements have been condensed or omitted from the summary of significant accounting policies. The Company believes the disclosures are adequate to make the information presented not misleading. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the Company's consolidated financial statements and related footnotes for the years ended September 30, 2023 and 2022, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023 filed with the SEC on November 22, 2023.
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
Settlement Assets and Obligations
Settlement assets and obligations result when funds are temporarily held or owed by the Company on behalf of merchants, consumers, schools, and other institutions. Timing differences, interchange expenses, merchant reserves and exceptional items cause differences between the amount received from the card networks and the amount funded to counterparties. These balances arising in the settlement process are reflected as settlement assets and obligations on the accompanying consolidated balance sheets. With the exception of merchant reserves, settlement assets or settlement obligations are generally collected and paid within one to four days. Settlement assets and settlement obligations were both $3,518 as of December 31, 2023 and $4,873 as of September 30, 2023, respectively.
Inventories
Inventories consist of point-of-sale equipment to be sold to customers and are stated at the lower of cost, determined on a weighted average or specific basis, or net realizable value. Inventories were $4,251 and $4,138 at December 31, 2023 and September 30, 2023, respectively, and are included within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
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
The Company's revenue for the three months ended December 31, 2023 and 2022 is derived from the following sources:
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
The Company follows the requirements of ASC 606-10-55 Revenue from Contracts with Customers—Principal versus Agent Considerations, which states that the determination of whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement. The determination of gross versus net recognition of revenue requires judgment that depends on whether the Company controls the good or service before it is transferred to the merchant or whether the Company is acting as an agent of a third party. The assessment is provided separately for each performance obligation identified. Under its agreements, the Company incurs interchange and network pass-through charges from the third-party card issuers and card networks, respectively, related to the provision of payment authorization services. The Company has determined that it is acting as an agent with respect to these payment authorization services, based on the following factors: (1) the Company has no discretion over which card issuing bank will be used to process a transaction and is unable to direct the activity of the merchant to another card issuing bank, and (2) interchange and card network rates are pre-established by the card issuers or card networks, and the Company has no latitude in determining these fees. Therefore, revenue allocated to the payment authorization performance obligation is presented net of interchange and card network fees paid to the card issuing banks and card networks, respectively, for the three months ended December 31, 2023 and 2022.
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
Revenues are also derived from a variety of transaction fees, which are charged for accessing our payment and software solutions, and fees for other miscellaneous services. Revenues derived from such fees are recognized at the time the transactions occur and when there are no further performance obligations. Revenue from the sale of equipment, is recognized upon transfer of ownership to the customer, after which there are no further performance obligations.
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
The tables below present a disaggregation of the Company's revenue from contracts with customers by product by segment. Refer to Note 14 for discussion of the Company's segments. The Company's products are defined as follows:
•Software and related services — Includes SaaS, transaction-based fees, ongoing software maintenance and support, software licenses and other professional services related to our software offerings
•Payments — Includes discount fees, gateway fees and other related fixed transaction or service fees
•Other — Includes sales of equipment, non-software related professional services and other revenues

	For the Three Months Ended December 31, 2023
	Software and Services	Merchant Services	Other	Total
Software and related services revenue	$40,332	$3,302	$(12)	$43,622
Payments revenue	13,982	30,022	(9)	43,995
Other revenue	2,275	2,098	—	4,373
Total revenue	$56,589	$35,422	$(21)	$91,990

	For the Three Months Ended December 31, 2022
	Software and Services	Merchant Services	Other	Total
Software and related services revenue	$38,145	$2,979	$(10)	$41,114
Payments revenue	12,753	27,609	(8)	40,354
Other revenue	2,315	2,246	—	4,561
Total revenue	$53,213	$32,834	$(18)	$86,029

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

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

	For the Three Months Ended December 31, 2023
	Software and Services	Merchant Services	Other	Total
Revenue earned over time	$54,354	$30,081	$(12)	$84,423
Revenue earned at a point in time	2,235	5,341	(9)	7,567
Total revenue	$56,589	$35,422	$(21)	$91,990

	For the Three Months Ended December 31, 2022
	Software and Services	Merchant Services	Other	Total
Revenue earned over time	$50,441	$27,597	$(10)	$78,028
Revenue earned at a point in time	2,772	5,237	(8)	8,001
Total revenue	$53,213	$32,834	$(18)	$86,029

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
As of December 31, 2023 and September 30, 2023, the Company’s contract assets from contracts with customers was $10,139 and $15,131, respectively.
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

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following tables present the changes in deferred revenue as of and for the three months ended December 31, 2023 and 2022, respectively:

Balance at September 30, 2023	$35,444
Deferral of revenue	19,793
Recognition of unearned revenue	(15,664)
Balance at December 31, 2023	$39,573

Balance at September 30, 2022	$32,089
Deferral of revenue	19,334
Recognition of unearned revenue	(13,925)
Balance at December 31, 2022	$37,498

Costs to Obtain and Fulfill a Contract
The Company capitalizes incremental costs to obtain new contracts and contract renewals and amortizes these costs on a straight-line basis as an expense over the benefit period, which is generally the contract term, unless a commensurate payment is not expected at renewal. As of December 31, 2023 and September 30, 2023, the Company had $5,106 and $4,966, respectively, of capitalized contract costs, which relates to commissions paid to employees and agents as well as other incentives given to customers to obtain new sales, included within “Other assets" on the condensed consolidated balance sheets. The Company recorded expense related to these costs of $229 for the three months ended December 31, 2023, and $183 for the three months ended December 31, 2022.
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
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 will provide improvements to the income tax disclosures primarily related to the income taxes paid and rate reconciliation, and how legislation changes may affect future capital allocation and cash flow forecasts. The amendment will improve the consistency in which companies provide tax information, and will further increase the transparency of related tax risks and operational opportunities. The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company will not be required to adopt ASU 2023-09 until October 1, 2025. The Company is currently evaluating the impact of the adoption of ASU 2023-09 on the Company’s financial statement disclosures.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 improves interim disclosure requirements for segment reporting, including clarifications regarding the measure of profit and loss used to asses segment performance and the allocation of resources. Further, it enhances the disclosures for reporting segment expenses and will require the Company to report significant expenses regularly provided by the chief operating decision maker. The amendment will require companies to disclose a more granular level of information with regards to segment reporting to further enhance the transparency of what specified amounts are included within each segment. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will not be required to adopt ASU 2023-07 until October 1, 2024. The Company is currently evaluating the impact of the adoption of ASU 2023-07 on the Company’s financial statement disclosures.
3. ACQUISITIONS
During the three months ended December 31, 2023 and 2022, the Company acquired the following intangible assets and businesses:
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
During the three months ended December 31, 2023 and 2022, the Company purchased residuals for $3,359 and $275 of consideration, respectively. The purchases were funded with a combination of cash on hand and borrowings on the Company's revolving credit facility. The acquired residual buyout intangible asset has an estimated amortization period of eight years.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Business Combinations during the three months ended December 31, 2023
During the three months ended December 31, 2023 the Company completed the acquisition of a business to expand the Company’s software offerings. Total purchase consideration was $1,270, including $1,100 in cash consideration, funded by proceeds from the Company's revolving credit facility, and $170 of contingent consideration.
In connection with this acquisition, the Company allocated approximately $5 to property and equipment, approximately $40 to capitalized software, approximately $220 to customer relationships and the remainder, approximately $1,005, to goodwill, all of which is deductible for tax purposes. Certain of the purchase price allocations assigned for this acquisition is considered preliminary as of December 31, 2023. The acquired customer relationships intangible assets have an estimated amortization periods of ten years. The acquired capitalized software have amortization periods of seven years.
Acquisition-related costs for this acquisition amounted to approximately $8 and were expensed as incurred.
Business Combinations during the year ended September 30, 2023
Purchase of Celtic Cross Holdings, Inc. and Celtic Systems Pvt. Ltd.
During the three months ended December 31, 2022, the Company completed the acquisition of Celtic Cross Holdings, Inc., in Scottsdale, Arizona and Celtic Systems Pvt. Ltd. in Vadodara, India (collectively "Celtic") to expand the Company’s software offerings in the Public Sector vertical. Celtic is within the Software and Services segment. Total purchase consideration consisted of $85,000 in cash consideration, funded by proceeds from the Company's revolving credit facility.
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
Acquisition-related costs for this acquisition amounted to approximately $1,782 and were expensed as incurred.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Summary of Celtic Cross Holdings, Inc. and Celtic Systems Pvt. Ltd.
The fair values assigned to certain assets and liabilities assumed, as of the acquisition date, were as follows:

Accounts receivable	$7,660
Prepaid expenses and other current assets	103
Property and equipment	5,233
Capitalized software	12,600
Customer relationships	33,800
Non-compete agreements	200
Trade name	600
Goodwill	43,899
Total assets acquired	104,095

Accounts payable	9
Accrued expenses and other current liabilities	3,182
Deferred revenue, current	2,741
Other long-term liabilities	13,162
Net assets acquired	$85,001
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
In connection with this acquisition, the Company allocated approximately $159 of the consideration to net working capital, approximately $374 to property and equipment, approximately $670 to capitalized software, approximately $8,400 to customer relationships, approximately $100 to trade names, and the remainder, approximately $12,229, to goodwill, of which $2,864 is deductible for tax purposes, and approximately $2,178 to other long-term liabilities. Certain of the purchase price allocations assigned for one of these acquisitions is considered preliminary as of December 31, 2023. The acquired capital software and customer relationships intangible asset have estimated amortization periods of seven to eight years and ten to fifteen years, respectively.
Certain of the purchase price allocations assigned for one of the acquisitions are considered preliminary as of December 31, 2023.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
A summary of the Company's prepaid expenses and other current assets as of December 31, 2023 and September 30, 2023 is as follows:

	December 31,	September 30,
	2023	2023
Inventory	$4,251	$4,138
Prepaid licenses	3,280	3,115
Prepaid insurance	1,436	697
Notes receivable — current portion	—	4
Other current assets	5,251	4,495
Prepaid expenses and other current assets	$14,218	$12,449

5. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill are as follows:

	Software and Services	Merchant Services	Other	Total
Balance at September 30, 2023	$287,613	$121,950	$—	$409,563
Goodwill attributable to preliminary purchase price adjustments and acquisitions during the three months ended December 31, 2023	1,209	—	—	1,209
Balance at December 31, 2023	$288,822	$121,950	$—	$410,772
Intangible assets consisted of the following as of December 31, 2023:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Merchant relationships	$310,721	$(102,550)	$208,171	9 to 25 years – accelerated or straight-line
Non-compete agreements	518	(333)	185	3 to 6 years – straight-line
Website and brand development costs	224	(196)	28	3 to 4 years – straight-line
Trade names	6,131	(3,603)	2,528	3 to 7 years – straight-line
Residual buyouts	17,579	(3,574)	14,005	8 years – straight-line
Referral and exclusivity agreements	420	(84)	336	5 years – straight-line
Total finite-lived intangible assets	335,593	(110,340)	225,253

Indefinite-lived intangible assets:
Trademarks	43	—	43
Total identifiable intangible assets	$335,636	$(110,340)	$225,296
Amortization expense for intangible assets amounted to $5,234 and $5,059 during the three months ended December 31, 2023 and 2022 respectively.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Based on net carrying amounts at December 31, 2023, the Company's estimate of future amortization expense for intangible assets are presented in the table below for fiscal years ending September 30:

2024 (nine months remaining)	$15,625
2025	20,657
2026	20,185
2027	19,565
2028	18,981
Thereafter	130,240
$225,253

6. ACCRUED EXPENSES AND OTHER LIABILITIES
A summary of the Company's accrued expenses and other current liabilities as of December 31, 2023 and September 30, 2023 is as follows is as follows:

	December 31,	September 30,
	2023	2023
Accrued wages, bonuses, commissions and vacation	$6,995	$8,713
Accrued interest	1,417	1,313
Accrued contingent consideration — current portion	5,905	6,825
Escrow liabilities	2,957	3,965
Customer deposits	1,312	1,258
Employee health self-insurance liability	738	1,014
Accrued interchange	1,913	2,191
Other current liabilities	11,844	12,461
Accrued expenses and other current liabilities	$33,081	$37,740
A summary of the Company's long-term liabilities as of December 31, 2023 and September 30, 2023 is as follows:

	December 31,	September 30,
	2023	2023
Accrued contingent consideration — long-term portion	$349	$1,414
Deferred tax liability — long-term	19,646	19,646
Other long-term liabilities	1,996	3,083
Total other long-term liabilities	$21,991	$24,143

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
7. LONG-TERM DEBT, NET
A summary of long-term debt, net as of December 31, 2023 and September 30, 2023 is as follows:

		December 31,	September 30,
	Maturity	2023	2023
Revolving lines of credit to banks under the 2023 Senior Secured Credit Facility	May 8, 2028	$265,539	$272,505
1% Exchangeable Senior Notes due 2025	February 15, 2025	117,000	117,000
Debt issuance costs, net		(4,011)	(4,424)
Total long-term debt, net of issuance costs		378,528	385,081
Less current portion of long-term debt		(90,777)	—
Long-term debt, net of current portion		$287,751	$385,081
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
For a discussion of the terms of the Exchangeable Notes, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.
Non-cash interest expense, including amortization of debt issuance costs, related to the Exchangeable Notes for the three months ended December 31, 2023 was $255 and $227 for the three months ended December 31, 2022. Total unamortized debt issuance costs related to the Exchangeable Notes were $1,246 and $1,501 as of December 31, 2023 and September 30, 2023, respectively.
The estimated fair value of the Exchangeable Notes was $108,635 as of December 31, 2023. The estimated fair value of the Exchangeable Notes was determined through consideration of quoted market prices for similar instruments. The fair value is classified as Level 2, as defined in Note 10.
During fiscal year 2020, we repurchased $21,000 in aggregate principal amount of Exchangeable Notes in open market purchases. In addition, on December 21, 2023, i3 Verticals, LLC entered into agreements to repurchase an additional portion of its Exchangeable Notes pursuant to privately negotiated transactions with a limited number of holders of the Exchangeable Notes (the "Exchangeable Note Repurchases"). The repurchase payments were determined by the Company’s average stock price over the 15 trading-day measurement period ending January 16, 2024, and the closing of the Exchangeable Note Purchases occurred on January 18, 2024. The Company reclassified the $90,777 Exchangeable Note Repurchases from long-term to current effective December 21, 2023 to reflect the agreements. The Company will record the impact of the difference in the estimated acquisition price and the net carrying amount of the repurchased portion of the Exchangeable Notes, adjusted for unamortized debt issuance costs and costs and third-party fees related to the transaction, in January

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
2024 after giving effect to the settlement. Refer to Note 18 for additional information regarding the settlement of these Exchangeable Notes.
As of December 31, 2023, the aggregate principal amount outstanding of the Exchangeable Notes was $117,000.
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
In December 2023, i3 Verticals, LLC received $250 from the Counterparties to terminate the portion of the Note Hedge Transactions corresponding to the Exchangeable Notes that were repurchased in fiscal year 2020. Also in December 2023, i3 Verticals, LLC entered into agreements with the Counterparties to terminate the portion of the Note Hedge Transactions corresponding to the Exchangeable Note Repurchases, which settled in January 2024. For additional information regarding the termination of these Note Hedge Transactions, see Note 18.
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
In December 2023, the Company paid $119 to the Counterparties to terminate the portion of the Warrants corresponding to the Exchangeable Notes that were repurchased in fiscal year 2020. Also in December 2023, i3 Verticals, LLC entered into agreements with the Counterparties to terminate the portion of the Warrants

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
corresponding to the Exchangeable Note Repurchases, which settled in January 2024. For additional information regarding the termination of these Warrants, see Note 18.
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

The 2023 Senior Secured Credit Facility provides that the Borrower has the right to seek additional commitments to provide additional term loan facilities or additional revolving credit commitments in an aggregate principal amount up to, as of any date of determination, the sum of (i) the greater of $100 million and 100% of the Borrower’s consolidated EBITDA (as defined in the 2023 Senior Secured Credit Facility) for the most recently completed four quarter period, plus (ii) the amount of certain prepayments of certain indebtedness, so long as, among other things, after giving pro forma effect to the incurrence of such additional borrowings and any related transactions, the Borrower’s consolidated interest coverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not be less than 3.0 to 1.0 and the Borrower’s consolidated total net leverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not exceed 5.0 to 1.0. As of December 31, 2023, the Borrower's consolidated interest coverage ratio was 4.40 and total leverage ratio was 3.60.

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

The Adjusted Term SOFR rate will be the rate of interest per annum equal to the Term SOFR rate (based upon an interest period of one, three or six months), plus 0.10%, plus an applicable margin of 2.00% to 3.00% (3.00% at December 31, 2023). The Adjusted Term SOFR rate shall not be less than 0% in any event.

The base rate is a fluctuating rate of interest per annum equal to the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%, plus an applicable margin of 1.00% to 2.00% (2.00% at December 31, 2023). The base rate shall not be less than 1% in any event.

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

In addition to paying interest on outstanding principal under the Revolver, the Borrower will be required to pay a commitment fee equal to the product of between 0.15% and 0.30% (the applicable percentage depending on the Borrower’s consolidated total net leverage ratio as reflected in the schedule above, 0.30% at December 31, 2023) times the actual daily amount by which $450 million exceeds the total amount outstanding under the Revolver and available to be drawn under all outstanding letters of credit.

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
Debt issuance costs
The Company did not incur any debt issuance costs during the three months ended December 31, 2023, and incurred $265 in debt issuance costs during the three months ended December 31, 2022. The Company's debt issuance costs are being amortized over the related term of the debt using the straight-line method, which is not materially different than the effective interest rate method, and are presented net against long-term debt in the condensed consolidated balance sheets. The amortization of deferred debt issuance costs is included in interest expense and amounted to approximately $414 during the three months ended December 31, 2023, and $361 during the three months ended December 31, 2022.

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
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. When the estimate of the annual effective tax rate is unreliable, the Company records its income tax expense or benefit based up on a period to date effective tax rate. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the Company’s estimated tax rate changes, it makes a cumulative adjustment in that period. The Company’s provision for income taxes was a provision of $182 for the three months ended December 31, 2023, and a provision of $382 during the three months ended December 31, 2022.
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
During the three months ended December 31, 2023, the Company acquired no Common Units in i3 Verticals, LLC in connection with the redemption of Common Units from the Continuing Equity Owners.
The deferred tax asset and corresponding Tax Receivable Agreement liability balances were $37,723 and $40,079, respectively, as of December 31, 2023.
Payments to the Continuing Equity Owners related to exchanges through December 31, 2023 will range from $0 to $3,235 per year and are expected to be paid over the next 23 years. The amounts recorded as of December 31, 2023, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

9. LEASES
The Company’s leases consist primarily of real estate leases throughout the markets in which the Company operates. At contract inception, the Company determines whether an arrangement is or contains a lease, and for each identified lease, evaluates the classification as operating or financing. The Company had no finance leases as of December 31, 2023. Leased assets and obligations are recognized at the lease commencement date based on the present value of fixed lease payments to be made over the term of the lease. Renewal and termination options are factored into determination of the lease term only if the option is reasonably certain to be exercised. The weighted-average remaining lease term at December 31, 2023 and 2022 was two and four years, respectively. The Company had no significant short-term leases during the three months ended December 31, 2023 and 2022.
The Company’s leases do not provide a readily determinable implicit interest rate and the Company uses its incremental borrowing rate to measure the lease liability and corresponding right-of-use asset. The incremental borrowing rates were determined based on a portfolio approach considering the Company’s current secured borrowing rate adjusted for market conditions and the length of the lease term. The weighted-average discount rate used in the measurement of our lease liabilities was 7.5% and 6.1% as of December 31, 2023 and 2022, respectively.
Operating lease cost is recognized on a straight-line basis over the lease term. Operating lease costs were $1,333 for the three months ended December 31, 2023 and $1,504 for the three months ended December 31, 2022, which are included in selling, general and administrative expenses in the condensed consolidated statements of operations.
Total operating lease costs for the three months ended December 31, 2023 include variable lease costs of approximately $10 and $11 and for the three months ended December 31, 2022, which are primarily comprised of costs of maintenance and utilities and changes in rates, and are determined based on the actual costs incurred during the period. Variable payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.
Short-term rent expense for the three months ended December 31, 2023 were $45 and were $35 for the three months ended December 31, 2022, and are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
As of December 31, 2023, maturities of lease liabilities are as follows:

Fiscal Years ending September 30:
2024 (nine months remaining)	$3,833
2025	4,707
2026	3,730
2027	1,666
2028	755
Thereafter	1,262
Total future minimum lease payments (undiscounted)(1)	15,953
Less: present value discount	(2,244)
Present value of lease liability	$13,709
__________________________
1.Total future minimum lease payments excludes payments of $62 for leases designated as short-term leases, which are excluded from the Company's right-of-use assets. These payments will be made within the next twelve months.

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
The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, settlement assets and obligations, accounts receivable, other assets, accounts payable, and accrued expenses, approximated their fair values as of December 31, 2023 and 2022, because of the relatively short maturity dates on these instruments. The carrying amount of debt approximates fair value as of December 31, 2023 and 2022, because interest rates on these instruments approximate market interest rates.

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

Accrued Contingent Consideration
Balance at September 30, 2023	$8,239
Contingent consideration accrued at time of business combination	170
Change in fair value of contingent consideration included in Operating expenses	(237)
Contingent consideration paid	(1,918)
Balance at December 31, 2023	$6,254

Accrued Contingent Consideration
Balance at September 30, 2022	$22,833
Contingent consideration accrued at time of business combination	—
Change in fair value of contingent consideration included in Operating expenses	1,443
Contingent consideration paid	(4,212)
Balance at December 31, 2022	$20,064
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
Approximately $5,905 and $6,825 of contingent consideration was recorded in accrued expenses and other current liabilities as of December 31, 2023 and September 30, 2023, respectively. Approximately $349 and $1,414 of contingent consideration was recorded in other long-term liabilities as of December 31, 2023 and September 30, 2023, respectively.
Disclosure of Fair Values
The Company's financial instruments that are not remeasured at fair value include the Exchangeable Notes (see Note 7). The Company estimates the fair value of the Exchangeable Notes through consideration of quoted market prices of similar instruments, classified as Level 2 as described above. The estimated fair value of the Exchangeable Notes was $108,635 as of December 31, 2023.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
11. EQUITY-BASED COMPENSATION
A summary of equity-based compensation expense recognized during the three months ended December 31, 2023 and 2022 is as follows:

	Three Months Ended December 31,
	2023	2022
Stock options	$4,969	$6,288
Restricted stock units	1,539	558
Equity-based compensation expense	$6,508	$6,846
Amounts are included in general and administrative expense on the condensed consolidated statements of operations. Current and deferred income tax benefits of $1,078 and $1,189 were recognized during the three months ended December 31, 2023 and 2022, respectively.
In May 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) under which the Company may grant up to 3,500,000 stock options and other equity-based awards to employees, directors and officers. The number of shares of Class A common stock available for issuance under the 2018 Plan includes an annual increase on the first day of each calendar year equal to 4.0% of the outstanding shares of all classes of the Company's common stock as of the last day of the immediately preceding calendar year, unless the Company’s board of directors determines prior to the last trading day of December of the immediately preceding calendar year that the increase shall be less than 4.0%. As of December 31, 2023, equity awards with respect to 2,433,717 shares of the Company's Class A common stock were available for grant under the 2018 Plan.
In September 2020, the Company adopted the 2020 Acquisition Equity Incentive Plan (the “2020 Inducement Plan”) under which the Company may grant up to 1,500,000 stock options and other equity-based awards to individuals that were not previously employees of the Company or its subsidiaries in connection with acquisitions, as a material inducement to the individual's entry into employment with the Company or its subsidiaries within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. In May 2021, the Company amended the 2020 Inducement Plan to increase the number of shares of the Company's Class A common stock available for issuance from 1,500,000 to 3,000,000 shares. As of December 31, 2023, equity awards with respect to 1,230,668 shares of the Company's Class A common stock were available for grant under the 2020 Inducement Plan.
Share-based compensation expense includes the estimated effects of forfeitures, which will be adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.
Stock Options
The Company has issued stock option awards under the 2018 Plan and the 2020 Inducement Plan. The fair value of the stock option awards during the three months ended December 31, 2023 and during the year ended September 30, 2023 was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	December 31, 2023	September 30, 2023
Expected volatility(1)	52.7%	54.9%
Expected dividend yield(2)	—%	—%
Expected term(3)	6 years	6 years
Risk-free interest rate(4)	4.4%	3.9%
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

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
A summary of stock option activity for the three months ended December 31, 2023 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at September 30, 2023	8,576,670	$25.16
Granted	10,000	19.76
Exercised	(10,000)	13
Forfeited	(113,595)	28.19
Outstanding at December 31, 2023	8,463,075	$25.13

Exercisable at December 31, 2023	6,030,296	$24.65
The weighted-average grant date fair value of stock options granted during the three months ended December 31, 2023 was $11.04.
As of December 31, 2023, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $18,211, which is expected to be recognized over a weighted-average period of 2.14 years. The Company's policy is to account for forfeitures of stock-based compensation awards as they occur.
The total fair value of stock options that vested during the three months ended December 31, 2023 was $6,395.
Restricted Stock Units
The Company has issued Class A common stock in the form of restricted stock units ("RSUs") under the 2018 Plan.
A summary of activity related to restricted stock units for the three months ended December 31, 2023 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2023	874,024	$24.95
Granted	19,350	19.76
Vested	(31,246)	22.33
Forfeited	(9,792)	25.54
Outstanding at December 31, 2023	852,336	$24.93
As of December 31, 2023, total unrecognized compensation expense related to unvested RSUs, including an estimate for pre-vesting forfeitures, was $12,240, which is expected to be recognized over a weighted average period of 2.97 years.
$698 of RSUs vested during the three months ended December 31, 2023.
12. COMMITMENTS AND CONTINGENCIES
Leases
The Company utilizes office space and equipment under operating leases. Rent expense under these leases amounted to $1,378 and $1,539 during the three months ended December 31, 2023 and 2022, respectively. Refer to Note 9 for further discussion and a table of the future minimum payments under these leases.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Minimum Processing Commitments
The Company has non-exclusive agreements with several processors to provide the Company services related to transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Certain of these agreements require the Company to submit a minimum monthly number of transactions for processing. If the Company submits a number of transactions that is lower than the minimum, it is required to pay to the processor the fees the processor would have received if the Company had submitted the required minimum number of transactions. As of December 31, 2023, such minimum fee commitments were as follows:

Fiscal Years ending September 30:
2024 (nine months remaining)	$3,425
2025	727
2026	240
2027	60
2028	—
Thereafter	—
Total	$4,452
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
S&S Litigation
On June 2, 2021, the State of Louisiana, Division of Administration (the “State”) and a putative class of Louisiana sheriffs and law enforcement districts (collectively "Plaintiffs") filed a Petition (as amended on October 4, 2021, the “Petition”), in the 19th Judicial District Court for the Parish of East Baton Rouge against i3-Software & Services, LLC (“S&S”), a subsidiary of the Company located in Shreveport, Louisiana, the Company, i3 Verticals, LLC, the current leader of the S&S business, the former leader of the S&S business, and 1120 South Pointe Properties, LLC (“South Pointe”), the former owner of the assets of the S&S business (collectively "Defendants"). See State of Louisiana, by and through its Division of Administration, East Baton Rouge Parish Law Enforcement District, by and through the duly elected East Baton Rouge Parish Sheriff, Sid J. Gautreaux, III, et. al., individually and as class representatives vs. i3-Software & Services, LLC; 1120 South Pointe Properties, LLC, formerly known as Software and Services of Louisiana, L.L.C.; i3 Verticals, Inc.; i3 Verticals, LLC; Gregory R. Teeters; and Scott Carrington.
The Petition was amended on October 4, 2021 to amend and expand the putative class and subsequently removed to the United States District Court for the Middle District of Louisiana. The Petition seeks monetary damages for the cost of network remediation of $15,000 purportedly spent by the State and $7,000 purportedly spent by the Plaintiffs, return of purchase prices, potential additional expenses related to remediation and any obligation to notify parties of an alleged data breach as and if required by applicable law, and reasonable attorneys’ fees. The claimed damages relate to a third-party remote access software product used in connection with services provided by S&S to certain Louisiana law enforcement districts and alleged inadequacies in the Company’s cybersecurity practices. Plaintiffs moved to remand the action to state court on November 5, 2021, and the motion was referred to a magistrate to make a report and recommendation to the district court judge. On July 5, 2022, the magistrate recommended that the matter be remanded to state court. On July 19, 2022, the Company and all other defendants filed objections to the recommendation. On August 3, 2022, the Plaintiffs filed a response to those objections. On August 16, 2022, the district court granted the Plaintiffs’ motion to remand, and all Defendants appealed. Oral argument on this motion in front of the United States Fifth Circuit Court of Appeals took place on April 4, 2023, and on September 1, 2023, the Fifth Circuit panel affirmed the District Court order to remand the case back to state court. On September 29, 2023, all Defendants-Appellants filed a Petition for Rehearing En Banc, which the Plaintiffs-Appellees opposed on October 12, 2023. The parties await a decision on that motion.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
13. RELATED PARTY TRANSACTIONS
In connection with the Company’s IPO, the Company and i3 Verticals, LLC entered into a Tax Receivable Agreement with the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that it actually realizes, or in some circumstances, is deemed to realize in its tax reporting, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of Common Units of i3 Verticals, LLC for Class A common stock of i3 Verticals, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. See Note 8 for further information. As of December 31, 2023, the total amount due under the Tax Receivable Agreement was $40,079.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Company primarily uses processing margin to measure operating performance. Processing margin is equal to revenue less other cost of services plus residuals expense, which are a component of other cost of services. The following is a summary of reportable segment operating performance for the three months ended December 31, 2023 and 2022.

	As of and for the Three Months Ended December 31, 2023
	Software and Services	Merchant Services	Other	Total
Revenue	$56,589	$35,422	$(21)	$91,990
Other costs of services	(4,309)	(16,134)	19	(20,424)
Residuals	618	10,400	(9)	11,009
Processing margin	$52,898	$29,688	$(11)	$82,575

Residuals				(11,009)
Selling, general and administrative				(53,532)
Depreciation and amortization				(9,739)
Change in fair value of contingent consideration				237
Income from operations				$8,532

Total assets	$604,751	$211,843	$60,342	$876,936
Goodwill	$288,822	$121,950	$—	$410,772

	As of and for the Three Months Ended December 31, 2022
	Software and Services	Merchant Services	Other	Total
Revenue	$53,213	$32,834	$(18)	$86,029
Other costs of services	(3,523)	(15,567)	21	(19,069)
Residuals	523	9,809	(11)	10,321
Processing Margin	$50,213	$27,076	$(8)	$77,281

Residuals				(10,321)
Selling, general and administrative				(51,003)
Depreciation and amortization				(8,676)
Change in fair value of contingent consideration				(1,443)
Income from operations				$5,838

Total assets	$607,010	$206,782	$55,657	$869,449
Goodwill	$276,868	$121,930	$—	$398,798

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
As of December 31, 2023 and 2022, respectively, i3 Verticals, Inc. owned 23,279,170 and 23,011,193 of i3 Verticals, LLC's Common Units, representing a 69.8% and 69.5% economic ownership interest in i3 Verticals, LLC.
The following table summarizes the impact on equity due to changes in the Company's ownership interest in i3 Verticals, LLC:

	Three Months Ended December 31,
	2023	2022
Net income attributable to non-controlling interest	$438	$409
Transfers to (from) non-controlling interests:
Allocation of equity to (from) non-controlling interests	2,450	(1,906)
Net transfers to (from) non-controlling interests	2,450	(1,906)
Change from net income (loss) attributable to non-controlling interests and transfers to non-controlling interests	$2,888	$(1,497)

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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the three months ended December 31, 2023 and 2022:

	Three Months Ended December 31,
	2023	2022
Basic net income (loss) per share:
Numerator
Net income	$1,536	$169
Less: Net income attributable to non-controlling interest	438	409
Net income (loss) attributable to Class A common stockholders	$1,098	$(240)
Denominator
Weighted average shares of Class A common stock outstanding	23,267,290	22,998,608
Basic net income (loss) per share(1)	$0.05	$(0.01)

Diluted net income per share:
Numerator
Net income attributable to Class A common stockholders	$1,098
Reallocation of net income assuming conversion of common units	331
Net income attributable to Class A common stockholders - diluted	1,429

Denominator
Weighted average shares of Class A common stock outstanding	23,267,290
Weighted average effect of dilutive securities(2)	10,561,171
Weighted average shares of Class A common stock outstanding - diluted	33,828,461
Diluted net income per share	$0.04
__________________________
1.For the three months ended December 31, 2022, all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net loss per share of Class A common stock:
a.10,118,142 weighted average shares of Class B common stock for the three months ended December 31, 2022, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive.
b.5,652,711 stock options for the three months ended December 31, 2022, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.696,427 shares for the three months ended December 31, 2022, resulting from estimated stock option exercises and restricted stock units vesting as calculated by the treasury stock method were excluded because of the effect of including them would have been anti-dilutive.
2.For the three months ended December 31, 2023, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net loss per share of Class A common stock:
a.7,496,394 stock options for the three months ended December 31, 2023, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive.

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

17. SIGNIFICANT NON-CASH TRANSACTIONS
The Company engaged in the following significant non-cash investing and financing activities during the three months ended December 31, 2023 and 2022:

	Three months ended December 31,
	2023	2022
Acquisition date fair value of contingent consideration in connection with business combinations	$170	$—
Debt issuance costs financed with proceeds from the 2023 Senior Secured Credit Facility	$—	$178
Consideration accrued for December 2023 residual buyout	$476	$—
Right-of-use assets obtained in exchange for operating lease obligations	$18	$838

18. SUBSEQUENT EVENTS
Exchangeable Note Repurchases
On January 18, 2024, the Company paid $87,391 to repurchase $90,777 in aggregate principal amount of its Exchangeable Notes and to repay approximately $386 in accrued interest on the repurchased portion of the Exchangeable Notes pursuant to agreements entered into with certain holders of the Exchangeable Notes as described in Note 7. The Company wrote off $926 of debt issuance costs in connection with the repurchase transactions. These repurchases resulted in a decrease in the Company's total leverage ratio, and following the completion of the repurchases of these Exchangeable Notes, approximately $26,223 in aggregate principal amount of the Exchangeable Notes remained outstanding, with terms unchanged. The Company recorded a gain on retirement of debt of $2,397 due to the estimated acquisition price exceeding the net carrying amount of the repurchased portion of the Exchangeable Notes, adjusted for unamortized debt issuance costs and costs and third-party fees related to the transaction.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Note Hedge and Warrant Unwind Transactions
Also on January 18, 2024, in connection with the Exchangeable Note Repurchases, the Company and i3 Verticals, LLC terminated the corresponding portions of the Note Hedge Transactions ("Note Hedge Unwinds") and Warrants ("Warrant Unwinds"). i3 Verticals, LLC received $987 for the sale of the Note Hedge Unwinds and the Company paid $433 for the repurchase of the Warrant Unwinds.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2023 (“Form 10-K”), filed with the SEC on November 22, 2023. The terms “i3 Verticals,” “we,” “us” and “our” and similar references refer (1) before the completion of our IPO or the reorganization transactions entered into in connection therewith (the “Reorganization Transactions”), which are described in the notes to the condensed consolidated financial statements, to i3 Verticals, LLC and, where appropriate, its subsidiaries, and (2) after the Reorganization Transactions to i3 Verticals, Inc. and, where appropriate, its subsidiaries.
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
•operating and financial restrictions imposed by our 2023 Senior Secured Credit Facility;
•risks related to the accounting method for i3 Verticals, LLC's 1.0% Exchangeable Notes due February 15, 2025 (the "Exchangeable Notes");
•our ability to raise the funds necessary to settle exchanges of the Exchangeable Notes or to repurchase the Exchangeable Notes upon a fundamental change;
•risks related to the conditional exchange feature of the Exchangeable Notes;
•risks related to the potential sale of certain assets related to our Merchant Services business;
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

On February 8, 2024, we announced that our Board of Directors had initiated a process to explore a potential sale of certain assets related to our Merchant Services business. There is no assurance that the process to explore a sale of the Merchant Services business will result in any transaction, or if the transaction is completed, the timing or terms of any such transaction. Our Board of Directors may determine to suspend or terminate the exploration of a potential sale of our Merchant Services business at any time due to various factors. Any potential transaction is also dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, regulatory limitations and the interest of third parties in our business. We do not intend to make any further disclosure concerning these matters unless and until any definitive transaction agreement is reached or we otherwise deem further disclosure is appropriate.
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
Liquidity
At December 31, 2023, we had $4.2 million of cash and cash equivalents and $184.5 million of available capacity under our 2023 Senior Secured Credit Facility subject to our financial covenants. As of December 31, 2023, we were in compliance with these covenants with a consolidated interest coverage ratio and total leverage ratio 4.40x, and 3.60x, respectively. For additional information about our Exchangeable Notes and 2023 Senior Secured Credit Facility, see the section entitled “Liquidity and Capital Resources” below.
Acquisitions
Acquisitions during the three months ended December 31, 2023
During the three months ended December 31, 2023, we completed the acquisition of one business to expand our software offerings. Total purchase consideration was $1.3 million, including $1.1 million in cash funded by the proceeds from our revolving credit facility and $0.2 million in contingent consideration.
Acquisitions during the three months ended December 31, 2022
During the three months ended December 31, 2023, we completed the acquisition of two businesses to expand our software offerings in the Public Sector vertical. Total purchase consideration was $89.5 million in cash consideration, funded by the proceeds from our revolving credit facility.
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

ARR is the annualized revenue derived from software-as-a-service (“SaaS”) arrangements, transaction-based software-revenue, software maintenance, recurring software-based services, payments revenue and other recurring revenue sources within the quarter. This excludes contracts that are not recurring or are one-time in nature. We focus on ARR because it helps us to assess the health and trajectory of our business. ARR does not have a standardized definition and is therefore unlikely to be comparable to similarly titled measures presented by other companies. It should be reviewed independently of revenue and it is not a forecast. Additionally, ARR does not take into account seasonality. The active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers. ARR for the three months ended December 31, 2023 and 2022 was $316.9 million and $290.2 million, respectively, representing a period-to-period growth rate of 9.2%.

Software and related services revenue includes the sale of subscriptions, recurring services, ongoing support, licenses, and installation and implementation services specific to software. We focus on software and related services revenue as a percentage of total revenue because it is a strategic goal to expand the software services we provide our customers. Software and related services typically result in long-term partnerships with strong recurring revenues. Software and related services revenue as a percentage of total revenue for the three months ended December 31, 2023 and 2022 was 47.4% and 47.8%.
Our payment volume for the three months ended December 31, 2023 and 2022 was $6.2 billion and $5.9 billion, respectively, representing a period-to-period growth rate of 5.4%. We focus on payment volume because it is a reflection of the scale and economic activity of our customer base and because a significant part of our revenue is derived as a percentage of our customers’ dollar volume receipts. Payment volume reflects the addition of new customers and same store payment volume growth of existing customers, partially offset by customer attrition during the period.
Processing margin is equal to revenue less other cost of services plus residuals expense, which is a component of other cost of services. We focus on processing margin because it represents the profitability of the operating segments, exclusive of sales efforts and overhead. Processing margin is a measure reported to our management for purposes of assessing the operating performance of our business segments, and is presented in our financial statement footnotes in accordance with ASC 280. For additional information regarding processing margin, including the amount of our processing margin for our business segments for the three months ended December 31, 2023 and 2022, see Note 15 to our condensed consolidated financial statements.

Results of Operations
Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022
The following table presents our historical results of operations for the periods indicated:

	Three months ended December 31,		Change
(in thousands)	2023	2022	Amount	%

Revenue	$91,990	$86,029	$5,961	6.9%

Operating expenses
Other costs of services	20,424	19,069	1,355	7.1%
Selling, general and administrative	53,532	51,003	2,529	5.0%
Depreciation and amortization	9,739	8,676	1,063	12.3%
Change in fair value of contingent consideration	(237)	1,443	(1,680)	n/m
Total operating expenses	83,458	80,191	3,267	4.1%

Income from operations	8,532	5,838	2,694	46.1%

Other expenses
Interest expense, net	6,707	5,490	1,217	22.2%
Other expense (income)	107	(203)	310	n/m
Total other expenses	6,814	5,287	1,527	28.9%

Income before income taxes	1,718	551	1,167	211.8%

Provision for income taxes	182	382	(200)	(52.4)%

Net income	1,536	169	1,367	808.9%

Net income attributable to non-controlling interest	438	409	29	7.1%
Net income (loss) attributable to i3 Verticals, Inc.	$1,098	$(240)	$1,338	n/m
n/m = not meaningful

Revenue
Revenue increased $6.0 million, or 6.9%, to $92.0 million for the three months ended December 31, 2023 from $86.0 million for the three months ended December 31, 2022. This increase was partially driven by incremental revenue from an acquisition of $1.5 million, net of intercompany eliminations, which was within the Software and Services segment. In addition to our growth through an acquisition, payment volume from new and existing customers increased primarily in our Merchant Services segment and revenue from existing businesses grew, resulting from growth in software and related services revenues, primarily in our Healthcare vertical.
Revenue within Software and Services increased $3.4 million, or 6.3%, to $56.6 million for the three months ended December 31, 2023 from $53.2 million for the three months ended December 31, 2022. The increase was principally driven by growth in software and related services revenues in our Public Sector vertical.
Revenue within Merchant Services increased $2.6 million, or 7.9%, to $35.4 million for the three months ended December 31, 2023 from $32.8 million for the three months ended December 31, 2022. Payment volume from new and existing customers increased $0.2 billion, or 3.6%, to $5.5 billion for the three months ended December 31, 2023 from $5.3 billion for the three months ended December 31, 2022.

Other Costs of Services
Other costs of services increased $1.4 million, or 7.1%, to $20.4 million for the three months ended December 31, 2023 from $19.1 million for the three months ended December 31, 2022. This increase was primarily driven by an increase in other cost of services within the Software and Services segment driven by the increase in payment volume.
Other costs of services within Software and Services increased $0.8 million, or 22.3%, to $4.3 million for the three months ended December 31, 2023 from $3.5 million for the three months ended December 31, 2022, driven primarily by the growth in payment volume and an acquisition.
Other costs of services within Merchant Services increased $0.6 million, or 3.6%, to $16.1 million for the three months ended December 31, 2023 from $15.6 million for the three months ended December 31, 2022, driven primarily by the growth in payment volume.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $2.5 million, or 5.0%, to $53.5 million for the three months ended December 31, 2023 from $51.0 million for the three months ended December 31, 2022. This increase was primarily driven by a $1.3 million increase in employment expenses and a $1.2 million increase in technology services.
Depreciation and Amortization
Depreciation and amortization increased $1.1 million, or 12.3%, to $9.7 million for the three months ended December 31, 2023 from $8.7 million for the three months ended December 31, 2022. Amortization expense increased $0.9 million to $8.8 million for the three months ended December 31, 2023 from $7.9 million for the three months ended December 31, 2022 primarily due to acquisitions completed during the 2023 fiscal year. Depreciation expense increased $0.2 million to $0.9 million for the three months ended December 31, 2023 from $0.8 million for the three months ended December 31, 2022.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a benefit of $0.2 million for the three months ended December 31, 2023 related to adjustments to the expected present value of consideration to be paid for earnouts. The change in fair value of contingent consideration for the three months ended December 31, 2022 was a charge of $1.4 million.
Interest Expense, net
Interest expense, net, increased $1.2 million, or 22.2%, to $6.7 million for the three months ended December 31, 2023 from $5.5 million for the three months ended December 31, 2022. The increase reflects a higher average interest rate and a higher average outstanding debt balance for the three months ended December 31, 2023, as compared to the three months ended December 31, 2022.
Other expense (income)
Other expense increased $0.3 million to $0.1 million expense for the three months ended December 31, 2023 from other income of $0.2 million for the three months ended December 31, 2022. Other expense during the three months ended December 31, 2023, reflects the loss on the sale of a building purchased through acquisition. Other income during the three months ended December 31, 2022, reflects continent consideration received for an investment that was sold.
Provision for Income Taxes
The provision for income taxes decreased to a provision for $0.2 million for the three months ended December 31, 2023 from a provision for $0.4 million for three months ended December 31, 2022. Our effective tax rate was 10.6% for the three months ended December 31, 2023. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company. The income of majority owned i3 Verticals, LLC is not taxed and the separate loss of the Company has minimal tax effect due to the allocations from i3 Verticals, LLC. i3 Verticals, Inc. is subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.

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
Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash from operating activities. As of December 31, 2023, we had $4.2 million of cash and cash equivalents and available borrowing capacity of $184.5 million under our 2023 Senior Secured Credit Facility, subject to the financial covenants. We usually minimize cash balances by making payments on our revolving line of credit to minimize borrowings and interest expense. As of December 31, 2023, we had borrowings outstanding of $265.5 million under the 2023 Senior Secured Credit Facility. For additional information about our 2023 Senior Secured Credit Facility, see the section entitled "— 2023 Senior Secured Credit Facility" below.
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
Our liquidity profile reflects our completed offering in February 2020 of an aggregate principal amount of $138.0 million in 1.0% Exchangeable Senior Notes due 2025, with substantially all the proceeds being used to pay down outstanding borrowings under our Prior Senior Secured Credit Facility. As of the date hereof, after giving effect to the repurchase of a portion of the 1.0% Exchangeable Senior Notes on January 18, 2024 as described herein, the aggregate principal amount outstanding of the Exchangeable Notes was $26.2 million. We may elect from time to time to purchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities law and other factors.
Our 2023 Senior Secured Credit Facility, as amended, requires us to maintain a consolidated interest coverage ratio not less than 3.0 to 1.0 and total leverage ratio not exceeding 5.0 to 1.0. As of December 31, 2023, we were in compliance with these covenants with a consolidated interest coverage ratio and total leverage ratio of 4.40x and 3.60x, respectively. Although we believe our liquidity position remains strong, there can be no assurance that we will be able to raise additional funds, in the form of debt or equity, or to amend our 2023 Senior Secured Credit Facility on terms acceptable to us, if at all, even if we determined such actions were necessary in the future.

Cash Flows
The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.
Three Months Ended December 31, 2023 and 2022

	Three months ended December 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$13,050	$18,179
Net cash used in investing activities	$(7,171)	$(94,530)
Net cash (used in) provided by financing activities	$(7,195)	$76,925

Cash Flow from Operating Activities
Net cash provided by operating activities decreased $5.1 million to $13.1 million for the three months ended December 31, 2023 from $18.2 million for the three months ended December 31, 2022. Our net income increased from net income of $0.2 million for the three months ended December 31, 2022 to net income of $1.5 million for the three months ended December 31, 2023. Some of this increase in net income was driven by reductions in non-cash expenses that do not impact cash flows from operating activities. The primary drivers of the decrease in cash provided by operating activities, despite the increase in net income, were a decrease in net operating assets and liabilities of $5.6 million, which are impacted by the timing of collections and payments, for the three months ended December 31, 2023 compared to the three months ended December 31, 2022, and a decrease in non-cash contingent consideration of $1.7 million. These changes were partially offset by an increase in depreciation and amortization of $1.1 million for the three months ended December 31, 2023 compared to the three months ended December 31, 2022.
Cash Flow from Investing Activities
Net cash used in investing activities decreased $87.4 million to $7.2 million for the three months ended December 31, 2023 from $94.5 million for the three months ended December 31, 2022. The largest driver of the decrease in cash used in investing activities was a decrease of $88.4 million in cash used in acquisitions, net of cash acquired, during the three months ended December 31, 2023 from the three months ended December 31, 2022. This change was partially offset by an increase of $2.6 million in purchases of merchant portfolios and residual buyouts during the three months ended December 31, 2023 compared to the three months ended December 31, 2022.
Cash Flow from Financing Activities
Net cash flow from financing activities changed $84.1 million to $7.2 million net cash used in financing activities for the three months ended December 31, 2023 from $76.9 million net cash provided by financing activities for the three months ended December 31, 2022. The change in net cash flow from financing activities was primarily the result of a decrease in proceeds from the revolving credit facility of $92.3 million partially offset by a decrease in payments on the revolving credit facility of $7.4 million and a decrease in cash paid for contingent consideration of $1.0 million for the three months ended December 31, 2023 from the three months ended December 31, 2022.
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
The 2023 Senior Secured Credit Facility provides that the Borrower has the right to seek additional commitments to provide additional term loan facilities or additional revolving credit commitments in an aggregate principal amount up to, as of any date of determination, the sum of (i) the greater of $100 million and 100% of the Borrower’s consolidated EBITDA (as defined in the 2023 Senior Secured Credit Facility) for the most recently completed four quarter period, plus (ii) the amount of certain prepayments of certain indebtedness, so long as, among other things, after giving pro forma effect to the incurrence of such additional borrowings and any related transactions, the Borrower’s consolidated interest coverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not be less than 3.0 to 1.0 and the Borrower’s consolidated total net leverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not exceed 5.0 to 1.0. As of December 31, 2023, the Borrower's consolidated interest coverage ratio was 4.40x and total leverage ratio was 3.60x.
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

The Adjusted Term SOFR rate will be the rate of interest per annum equal to the Term SOFR rate (based upon an interest period of one, three or six months), plus 0.10%; plus an applicable margin of 2.00% to 3.00% (3.00% at December 31, 2023). The Adjusted Term SOFR rate shall not be less than 0% in any event.

The base rate is a fluctuating rate of interest per annum equal to the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%; plus an applicable margin of 1.00% to 2.00% (2.00% at December 31, 2023). The base rate shall not be less than 1% in any event.

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
In addition to paying interest on outstanding principal under the Revolver, the Borrower will be required to pay a commitment fee equal to the product of between 0.15% and 0.30% (the applicable percentage depending on the Borrower’s consolidated total net leverage ratio as reflected in the schedule above, 0.30% at December 31, 2023) times the actual daily amount by which $450 million exceeds the total amount outstanding under the Revolver and available to be drawn under all outstanding letters of credit.

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
Exchangeable Notes
On February 18, 2020, i3 Verticals, LLC issued $138.0 million aggregate principal amount of its 1.0% Exchangeable Notes due February 15, 2025. The Exchangeable Notes bear interest at a fixed rate of 1.0% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. The Exchangeable Notes are exchangeable into cash, shares of the Company's Class A common stock, or a combination thereof, at i3 Verticals, LLC's election. The Exchangeable Notes mature on February 15, 2025, unless earlier exchanged, redeemed or repurchased. The net proceeds from the sale of the Exchangeable Notes were approximately $132.8 million, after deducting discounts and commissions to the certain initial purchasers and other estimated fees and expenses. i3 Verticals, LLC used a portion of the net proceeds of the Exchangeable Notes offering to pay down outstanding borrowings under the Prior Senior Secured Credit Facility in connection with the effectiveness of the operative provisions of the amendment to the Prior Senior Secured Credit Facility and to pay the cost of the Note Hedge Transactions. As of December 31, 2023, $117.0 million of the original aggregate principal amount of $138.0 million was outstanding.
On December 21, 2023, i3 Verticals, LLC entered into agreements to repurchase a portion of its Exchangeable Notes pursuant to privately negotiated transactions with a limited number of holders of the Exchangeable Notes (the "Exchangeable Note Repurchases"). The Exchangeable Note Repurchases were completed on January 18, 2024, and the purchase price paid by the Company to such holders for the principal amount in connection with the Exchangeable Note Repurchases on such closing date was approximately $87.0 million. Following the closing of the Exchangeable Note Repurchases, approximately $26.2 million in aggregate principal amount of the Exchangeable Notes remained outstanding, with terms unchanged. For additional information, see Notes 7 and 18 to our condensed consolidated financial statements.
At-the-Market Program
On August 20, 2021, we, together with i3 Verticals, LLC, entered into an at-the-market offering sales agreement with Raymond James & Associates, Inc., Morgan Stanley & Co. LLC and BTIG, LLC (each a “Sales Agent”), under which we may issue and sell, from time to time and through the Sales Agents, shares of our Class A common stock having an aggregate offering price of up to $125.0 million (the “ATM Program”). During the quarter ended December 31, 2023, we did not sell any Class A common stock under the ATM Program. As of December 31, 2023, we had a remaining capacity to sell up to $107.1 million of our Class A common stock under the ATM Program.

Material Cash Requirements
The following table summarizes our material cash requirements as of December 31, 2023 related to leases and borrowings:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(in thousands)
Processing minimums(1)	$4,452	$3,972	$480	$—	$—
Facility leases	15,953	5,059	7,788	2,029	1,077
2023 Senior Secured Credit Facility and related interest(2)	367,680	22,671	45,412	299,597	—
Exchangeable Notes and related interest(3)	113,909	87,653	26,256	—	—
Contingent consideration(4)	6,254	5,905	349	—	—
Total	$508,248	$125,260	$80,285	$301,626	$1,077
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
2.We estimated interest payments through the maturity of our 2023 Senior Secured Credit Facility by applying the interest rate of 8.59% in effect on the outstanding balance as of December 31, 2023, plus the unused fee rate of 0.30% in effect as of December 31, 2023.
3.The chart set forth above includes $87.4 million of principal and accrued interest related to the Exchangeable Note Repurchases in payments due in less than one year, which represents the amount paid by the Company on January 18, 2024, to repurchase $90.8 million in aggregate principal amount of its Exchangeable Notes and to repay approximately $0.4 million in accrued interest on the repurchased portion of the Exchangeable Notes as described above. We calculated interest payments through the maturity of the remaining balance of our Exchangeable Notes by applying the coupon interest rate of 1.0% on the principal balance less balance of Exchangeable Note Repurchases as of December 31, 2023 of $26.2 million.
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

As of December 31, 2023, the total amount due under the Tax Receivable Agreement was $40.1 million, and payments to the Continuing Equity Owners related to exchanges through December 31, 2023 will range from $0 to $3.2 million per year and are expected to be paid over the next 23 years. The amounts recorded as of December 31, 2023, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.
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
As of December 31, 2023, there have been no significant changes to our critical accounting estimates disclosed in the Form 10-K filed with the SEC on November 22, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of December 31, 2023, the 2023 Senior Secured Credit Facility, as amended, consisted of a $450 million revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up, as of any date of determination, the greater of $100 million and 100% of consolidated EBITDA (as defined in the 2023 Senior Secured Credit Facility) for the most recently completed four quarter period (subject to the receipt of additional commitments for any such incremental loan amounts).
As of December 31, 2023, the 2023 Senior Secured Credit Facility accrued interest at Term SOFR (based upon an interest period of one, three or six months), plus 0.10%, plus an applicable margin of 2.00% to 3.00% (3.00% at December 31, 2023), or the base rate (defined as the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%, plus an applicable margin of 1.00% to 2.00%) (2.00% at December 31, 2023), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the 2023 Senior Secured Credit Facility requires us to pay unused commitment fees of 0.15% to 0.30% (0.30% as of December 31, 2023) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.00% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The 2023 Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.0 to 1.0 (ii) a maximum total leverage ratio of 5.0 to 1.0.
As of December 31, 2023, we were in compliance with these covenants, and there was $184.5 million available for borrowing under the revolving credit facility, subject to the financial covenants.
As of December 31, 2023, we had borrowings outstanding of $265.5 million outstanding under the 2023 Senior Secured Credit Facility. A 1.0% increase or decrease in the interest rate applicable to such borrowing (which was the Term SOFR rate) would have had a $2.7 million dollar impact on the results of the business.
Foreign Currency Exchange Rate Risk
As a result of our international operations, we are also exposed to foreign currency exchange rate risks. Because our international operations are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our consolidated results of operations, financial position, or cash flows for the three months ended December 31, 2023.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings
The information required with respect to this item can be found in Note 12 to the accompanying unaudited condensed consolidated financial statements contained in this report and is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Form 10-K for the fiscal year ended September 30, 2023 filed with the SEC on November 22, 2023, except as described below.
We are exploring a potential sale of certain assets related to our Merchant Services business, and there can be no assurance that we will be successful in completing any potential sale, that a potential sale will yield additional value for our stockholders, or that exploration of a potential sale will not adversely impact the Company.
On February 8, 2024, we announced that our Board of Directors had initiated a process to explore a potential sale of certain assets related to our Merchant Services business. There is no assurance that the process to explore the sale of the Merchant Services business will result in any definitive agreement or any transaction, or if the transaction is completed, the timing or terms of any such transaction. Moreover, there can be no assurance that any potential transaction, if identified, evaluated and consummated, will provide additional value to our stockholders and will not adversely impact the market price of our Class A common stock.
Speculation regarding any developments related to the review of a potential sale of our Merchant Services business and perceived uncertainties related to the future of the Company could cause the market price of our Class A common stock to fluctuate significantly or to decline. In addition, there can be no assurance that exploring a potential sale of our Merchant Services business will not cause the diversion of management’s attention, interfere with our ability to retain or attract key personnel, adversely impact important business relationships, adversely impact our financial results, or expose us to potential litigation. In addition, we may incur significant transaction expenses in connection with this process. If we are unable to mitigate these or other potential risks related to the exploration of a potential sale, our business and financial results may be adversely affected.
Further, our Board of Directors may determine to suspend or terminate the exploration of a potential sale of our Merchant Services business at any time due to various factors. Any potential transaction is also dependent upon a number of factors that may be beyond our control, including among other factors, market conditions, industry trends, regulatory limitations and the interest of third parties in our business.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None. Without limiting the generality of the foregoing, during the three months ended December 31, 2023, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in Inline XBRL and contained in Exhibit 101.

____________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

i3 Verticals, Inc.

		By:	/s/ Clay Whitson
Clay Whitson
Chief Financial Officer

Date:	February 9, 2024