Form 10-Q
period 2024-03-31
i3 Verticals, Inc.
filed 2024-05-10
CIK 1728688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of May 9, 2024, there were 23,419,645 outstanding shares of Class A common stock, $0.0001 par value per share, and 10,052,676 outstanding shares of Class B common stock, $0.0001 par value per share.

PART I. - FINANCIAL INFORMATION
Item 1.    Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	September 30,
	2024	2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$3,139	$3,112
Accounts receivable, net	66,539	65,110
Settlement assets	1,586	4,873
Prepaid expenses and other current assets	15,802	12,449
Total current assets	87,066	85,544
Property and equipment, net	11,002	12,308
Restricted cash	2,568	4,415
Capitalized software, net	61,345	62,577
Goodwill	410,772	409,563
Intangible assets, net	221,145	226,952
Deferred tax asset	51,591	52,514
Operating lease right-of-use assets	12,806	13,922
Other assets	7,247	13,698
Total assets	$865,542	$881,493

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$11,996	$11,064
Current portion of long-term debt	26,223	—
Accrued expenses and other current liabilities	26,854	37,740
Settlement obligations	1,586	4,873
Deferred revenue	36,931	35,275
Current portion of operating lease liabilities	4,421	4,509
Total current liabilities	108,011	93,461
Long-term debt, less current portion and debt issuance costs, net	343,392	385,081
Long-term tax receivable agreement obligations	40,323	40,079
Operating lease liabilities, less current portion	9,362	10,433
Other long-term liabilities	18,354	24,143
Total liabilities	519,442	553,197
Commitments and contingencies (see Note 12)
Stockholders' equity
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2024 and September 30, 2023	—	—
Class A common stock, par value $0.0001 per share, 150,000,000 shares authorized; 23,416,518 and 23,253,272 shares issued and outstanding as of March 31, 2024 and September 30, 2023, respectively	2	2
Class B common stock, par value $0.0001 per share, 40,000,000 shares authorized; 10,052,676 and 10,093,394 shares issued and outstanding as of March 31, 2024 and September 30, 2023, respectively	1	1
Additional paid-in capital	259,242	249,688
Accumulated deficit	(9,968)	(12,944)
Total stockholders' equity	249,277	236,747
Non-controlling interest	96,823	91,549
Total equity	346,100	328,296
Total liabilities and equity	$865,542	$881,493

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended March 31,		Six months ended March 31, 2024
	2024	2023	2024	2023

Revenue	$94,542	$93,872	$186,532	$179,901

Operating expenses
Other costs of services	21,180	19,930	41,604	38,999
Selling, general and administrative	54,162	57,204	107,694	108,207
Depreciation and amortization	10,069	9,015	19,808	17,691
Change in fair value of contingent consideration	(290)	2,279	(527)	3,722
Total operating expenses	85,121	88,428	168,579	168,619

Income from operations	9,421	5,444	17,953	11,282

Other expenses (income)
Interest expense, net	7,750	6,199	14,457	11,689
Other income	(2,257)	—	(2,150)	(203)
Total other expenses	5,493	6,199	12,307	11,486

Income (loss) before income taxes	3,928	(755)	5,646	(204)

Provision for (benefit from) income taxes	580	(563)	762	(181)

Net income (loss)	3,348	(192)	4,884	(23)

Net income (loss) attributable to non-controlling interest	1,470	(228)	1,908	181
Net income (loss) attributable to i3 Verticals, Inc.	$1,878	$36	$2,976	$(204)

Net income (loss) per share attributable to Class A common stockholders:
Basic	$0.08	$0.00	$0.13	$(0.01)
Diluted	$0.08	$0.00	$0.13	$(0.01)
Weighted average shares of Class A common stock outstanding:
Basic	23,331,239	23,135,898	23,299,214	23,066,499
Diluted	23,718,474	34,269,140	23,726,720	23,066,499

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2023	23,253,272	$2	10,093,394	$1	$249,688	$(12,944)	$91,549	$328,296
Equity-based compensation	—	—	—	—	6,508	—	—	6,508
Net income	—	—	—	—	—	1,098	438	1,536
Exercise of equity-based awards	25,898	—	—	—	(10)	—	—	(10)
Sale of exchangeable note hedges	—	—	—	—	1,483	—	—	1,483
Repurchases of warrants	—	—	—	—	(657)	—	—	(657)
Allocation of equity to non-controlling interests	—	—	—	—	(2,450)	—	2,450	—
Balance at December 31, 2023	23,279,170	2	10,093,394	1	254,562	(11,846)	94,437	337,156
Equity-based compensation	—	—	—	—	5,777	—	—	5,777
Net income	—	—	—	—	—	1,878	1,470	3,348
Redemption of common units in i3 Verticals, LLC	40,718	—	(40,718)	—	384	—	(384)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	42	—	—	42
Exercise or release of equity-based awards	96,630	—	—	—	(223)	—	—	(223)
Allocation of equity to non-controlling interests	—	—	—	—	(1,300)	—	1,300	—
Balance at March 31, 2024	23,416,518	$2	10,052,676	$1	$259,242	$(9,968)	$96,823	$346,100

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED) (CONTINUED)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2022	22,986,448	$2	10,118,142	$1	$241,958	$(23,582)	$89,309	$307,688
Adoption of ASU 2020-06	—	—	—	—	(23,382)	11,449	—	(11,933)
Equity-based compensation	—	—	—	—	6,846	—	—	6,846
Net (loss) income	—	—	—	—	—	(240)	409	169
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	685	—	—	685
Exercise of equity-based awards	24,745	—	—	—	3	—	—	3
Allocation of equity to non-controlling interests	—	—	—	—	1,906	—	(1,906)	—
Balance at December 31, 2022	23,011,193	2	10,118,142	1	228,016	(12,373)	87,812	303,458
Equity-based compensation	—	—	—	—	6,802	—	—	6,802
Net loss	—	—	—	—	—	36	(228)	(192)
Redemption of common units in i3 Verticals, LLC	9,924	—	(9,924)	—	86	—	(86)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	349	—	—	349
Exercise of equity-based awards	64,443	—	—	—	(606)	—	—	(606)
Allocation of equity to non-controlling interests	—	—	—	—	(2,205)	—	2,205	—
Issuance of Class A common stock under the 2020 Inducement Plan	82,170	—	—	—	2,000	—	—	2,000
Balance at March 31, 2023	23,167,730	$2	10,108,218	$1	$234,442	$(12,337)	$89,703	$311,811

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$4,884	$(23)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,808	17,691
Equity-based compensation	12,285	13,648
Amortization of debt issuance costs	676	729
Gain on repurchase of exchangeable notes	(2,397)	—
Loss on sale of exchangeable senior note hedges	245	—
Gain on repurchases of warrants	(105)	—
Provision for (benefit from) income taxes	(1,238)	(208)
Non-cash lease expense	2,349	2,289
Changes in non-cash contingent consideration expense from original estimate	(527)	3,722
Other non-cash adjustments to net income	668	909
Changes in operating assets:
Accounts receivable	5,517	6,497
Prepaid expenses and other current assets	(3,385)	(1,860)
Other assets	(802)	(710)
Changes in operating liabilities:
Accounts payable	896	(1,484)
Accrued expenses and other current liabilities	(8,621)	(5,009)
Acquisition escrow obligations	(1,848)	(1,564)
Deferred revenue	2,257	(2,628)
Operating lease liabilities	(2,364)	(2,234)
Other long-term liabilities	2	—
Contingent consideration paid in excess of original estimates	(3,153)	(3,881)
Net cash provided by operating activities	25,147	25,884

Cash flows from investing activities:
Expenditures for property and equipment	(1,537)	(2,322)
Proceeds from sale of property and equipment	618	—
Expenditures for capitalized software	(6,106)	(5,381)
Purchases of merchant portfolios and residual buyouts	(4,214)	(387)
Acquisitions of businesses, net of cash and restricted cash acquired	(1,100)	(101,997)
Payments for other investing activities	(34)	(1,227)
Proceeds from other investing activities	4	184
Net cash used in investing activities	(12,369)	(111,130)
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Six months ended March 31,
	2024	2023
Cash flows from financing activities:
Proceeds from revolving credit facility	206,419	265,811
Payments on revolving credit facility	(132,710)	(179,939)
Payments for repurchase of exchangeable notes	(87,840)	—
Proceeds from sale of exchangeable senior note hedges	1,238	—
Payments for repurchases of warrants	(552)	—
Payments of debt issuance costs	—	(87)
Net payments for settlement obligations(1)	(3,287)	(355)
Cash paid for contingent consideration	(760)	(1,175)
Payments for required distributions to members for tax obligations	(189)	—
Proceeds from stock option exercises	—	104
Payments for employee's tax withholdings from net settled stock option exercises and RSU releases	(204)	(545)
Net cash (used in) provided by financing activities	(17,885)	83,814

Net decrease in cash, cash equivalents and restricted cash	(5,107)	(1,432)
Cash, cash equivalents and restricted cash at beginning of period	12,400	23,765
Cash, cash equivalents and restricted cash at end of period	$7,293	$22,333

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,107	$10,266
Cash paid for income taxes	$5,376	$1,419
_________________________________________
1.Refer to Note 2 for discussion of the change in the current period presentation.
The following tables provide reconciliations of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to that shown in the condensed consolidated statements of cash flows:

	September 30,
	2023	2022
Beginning balance
Cash and cash equivalents	$3,112	$3,490
Settlement assets	4,873	7,540
Restricted cash	4,415	12,735
Total cash, cash equivalents, and restricted cash	$12,400	$23,765

	March 31,
	2024	2023
Ending balance
Cash and cash equivalents	$3,139	$3,977
Settlement assets	1,586	7,185
Restricted cash	2,568	11,171
Total cash, cash equivalents, and restricted cash	$7,293	$22,333
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the reporting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the unaudited condensed consolidated financial statements of the Company and its subsidiaries as of March 31, 2024 and for the three and six months ended March 31, 2024 and 2023. The results of operations for the three and six months ended March 31, 2024 and 2023 are not necessarily indicative of the operating results for the full year.
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
Settlement Assets and Obligations
Settlement assets and obligations result when funds are temporarily held or owed by the Company on behalf of merchants, consumers, schools, and other institutions. Timing differences, interchange expenses, merchant reserves and exceptional items cause differences between the amount received from the card networks and the amount funded to counterparties. These balances arising in the settlement process are reflected as settlement assets and obligations on the accompanying consolidated balance sheets. With the exception of merchant reserves, settlement assets or settlement obligations are generally collected and paid within one to four days. Settlement assets and settlement obligations were both $1,586 as of March 31, 2024 and $4,873 as of September 30, 2023, respectively.
Reclassifications
Certain prior period amounts have been reclassified in order to conform with the current period presentation. These reclassifications have no impact on the Company’s previously reported consolidated net income (loss).
Change in presentation
During the second quarter of 2024, the Company elected to change its presentation of cash flows associated with "Settlement obligations" from operating activities to financing actives within the Condensed Consolidated Statements of Cash Flows. Comparative amounts have been reclassified to conform to the current period presentation. This change has no impact on the Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Operations or Condensed Consolidated Statement of Changes in Equity.
The following tables present the effects of the change in presentation within the Condensed Consolidated Statements of Cash Flows:

	For the Six Months Ended March 31, 2024
	As Previously Reported	Adjustment	As Adjusted
Cash flows from operating activities:
Settlement obligations	(3,287)	3,287	—
Net cash provided by operating activities	21,860	3,287	25,147

Cash flows from financing activities:
Net payments for settlement obligations	—	(3,287)	(3,287)
Net cash used in financing activities	(14,598)	(3,287)	(17,885)

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

	For the Six Months Ended March 31, 2023
	As Previously Reported	Adjustment	As Adjusted
Cash flows from operating activities:
Settlement obligations	(355)	355	—
Net cash provided by operating activities	25,529	355	25,884

Cash flows from financing activities:
Net payments for settlement obligations	—	(355)	(355)
Net cash provided by (used in) financing activities	84,169	(355)	83,814
Inventories
Inventories consist of point-of-sale equipment to be sold to customers and are stated at the lower of cost, determined on a weighted average or specific basis, or net realizable value. Inventories were $3,978 and $4,138 at March 31, 2024 and September 30, 2023, respectively, and are included within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
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
The Company's revenue for the six months ended March 31, 2024 and 2023 is derived from the following sources:
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Company follows the requirements of ASC 606-10-55 Revenue from Contracts with Customers—Principal versus Agent Considerations, which states that the determination of whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement. The determination of gross versus net recognition of revenue requires judgment that depends on whether the Company controls the good or service before it is transferred to the merchant or whether the Company is acting as an agent of a third party. The assessment is provided separately for each performance obligation identified. Under its agreements, the Company incurs interchange and network pass-through charges from the third-party card issuers and card networks, respectively, related to the provision of payment authorization services. The Company has determined that it is acting as an agent with respect to these payment authorization services, based on the following factors: (1) the Company has no discretion over which card issuing bank will be used to process a transaction and is unable to direct the activity of the merchant to another card issuing bank, and (2) interchange and card network rates are pre-established by the card issuers or card networks, and the Company has no latitude in determining these fees. Therefore, revenue allocated to the payment authorization performance obligation is presented net of interchange and card network fees paid to the card issuing banks and card networks, respectively, for the six months ended March 31, 2024 and 2023.
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

	For the Three Months Ended March 31, 2024
	Software and Services	Merchant Services	Other	Total
Software and related services revenue	$42,130	$3,537	$(10)	$45,657
Payments revenue	14,855	29,585	(6)	44,434
Other revenue	2,498	1,953	—	4,451
Total revenue	$59,483	$35,075	$(16)	$94,542

	For the Three Months Ended March 31, 2023
	Software and Services	Merchant Services	Other	Total
Software and related services revenue	$44,099	$3,217	$(9)	$47,307
Payments revenue	14,285	27,634	(10)	41,909
Other revenue	2,413	2,243	—	4,656
Total revenue	$60,797	$33,094	$(19)	$93,872

	For the Six Months Ended March 31, 2024
	Software and Services	Merchant Services	Other	Total
Software and related services revenue	$82,462	$6,839	$(22)	$89,279
Payments revenue	28,837	59,607	(15)	88,429
Other revenue	4,773	4,051	—	8,824
Total revenue	$116,072	$70,497	$(37)	$186,532

	For the Six Months Ended March 31, 2023
	Software and Services	Merchant Services	Other	Total
Software and related services revenue	$82,244	$6,196	$(19)	$88,421
Payments revenue	27,038	55,243	(18)	82,263
Other revenue	4,728	4,489	—	9,217
Total revenue	$114,010	$65,928	$(37)	$179,901

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

	For the Three Months Ended March 31, 2024
	Software and Services	Merchant Services	Other	Total
Revenue earned over time	$55,361	$30,095	$(10)	$85,446
Revenue earned at a point in time	4,122	4,980	(6)	9,096
Total revenue	$59,483	$35,075	$(16)	$94,542

	For the Three Months Ended March 31, 2023
	Software and Services	Merchant Services	Other	Total
Revenue earned over time	$54,568	$27,984	$(9)	$82,543
Revenue earned at a point in time	6,229	5,110	(10)	11,329
Total revenue	$60,797	$33,094	$(19)	$93,872

	For the Six Months Ended March 31, 2024
	Software and Services	Merchant Services	Other	Total
Revenue earned over time	$109,715	$60,176	$(22)	$169,869
Revenue earned at a point in time	6,357	10,321	(15)	16,663
Total revenue	$116,072	$70,497	$(37)	$186,532

	For the Six Months Ended March 31, 2023
	Software and Services	Merchant Services	Other	Total
Revenue earned over time	$105,009	$55,581	$(19)	$160,571
Revenue earned at a point in time	9,001	10,347	(18)	19,330
Total revenue	$114,010	$65,928	$(37)	$179,901

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
As of March 31, 2024 and September 30, 2023, the Company’s contract assets from contracts with customers was $11,478 and $15,131, respectively.
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
The following tables present the changes in deferred revenue as of and for the six months ended March 31, 2024 and 2023, respectively:

Balance at September 30, 2023	$35,444
Deferral of revenue	19,793
Recognition of unearned revenue	(15,664)
Balance at December 31, 2023	39,573
Deferral of revenue	11,759
Recognition of unearned revenue	(13,596)
Balance at March 31, 2024	$37,736

Balance at September 30, 2022	$32,089
Deferral of revenue	19,334
Recognition of unearned revenue	(13,925)
Balance at December 31, 2022	37,498
Deferral of revenue	10,475
Recognition of unearned revenue	(14,286)
Balance at March 31, 2023	$33,687

Costs to Obtain and Fulfill a Contract
The Company capitalizes incremental costs to obtain new contracts and contract renewals and amortizes these costs on a straight-line basis as an expense over the benefit period, which is generally the contract term, unless a commensurate payment is not expected at renewal. As of March 31, 2024 and September 30, 2023, the Company had $5,417 and $4,966, respectively, of capitalized contract costs, which relates to commissions paid to employees and agents as well as other incentives given to customers to obtain new sales, included within “Other assets" on the condensed consolidated balance sheets. The Company recorded expense related to these costs of $241 and $470 for the three and six months ended March 31, 2024, respectively and $193 and $376 for the three and six months ended March 31, 2023.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
3. ACQUISITIONS
During the six months ended March 31, 2024 and 2023, the Company acquired the following intangible assets and businesses:
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
During the six months ended March 31, 2024 and 2023, the Company purchased residuals for $4,466 and $387 of consideration, respectively. The purchases were funded with a combination of cash on hand and borrowings on the Company's revolving credit facility. The acquired residual buyout intangible asset has an estimated amortization period of eight years.
Referral Agreements
From time to time, the Company enters into referral agreements with agent banks (“Referral Partners”). Under these agreements, the Referral Partner refers its customers to the Company for credit card processing services. Total consideration paid for these agreements in the six months ended March 31, 2023 was $420, all of which was settled with cash on hand. Because the Company pays an up-front fee to compensate the Referral Partner, the amount is treated as an asset acquisition in which the Company has acquired an intangible stream of referrals. This asset is amortized over a straight-line period of five years.
Business Combinations during the six months ended March 31, 2024
During the six months ended March 31, 2024 the Company completed the acquisition of a business to expand the Company’s software offerings. Total purchase consideration was $1,270, including $1,100 in cash consideration, funded by proceeds from the Company's revolving credit facility, and $170 of contingent consideration.
In connection with this acquisition, the Company allocated approximately $5 to property and equipment, approximately $40 to capitalized software, approximately $220 to customer relationships and the remainder, approximately $1,005, to goodwill, all of which is deductible for tax purposes. Certain of the purchase price allocations assigned for this acquisition is considered preliminary as of March 31, 2024. The acquired customer relationships intangible assets have an estimated amortization periods of ten years. The acquired capitalized software have amortization periods of seven years.
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
In connection with this acquisition, the Company allocated approximately $159 of the consideration to net working capital, approximately $374 to property and equipment, approximately $670 to capitalized software, approximately $8,400 to customer relationships, approximately $100 to trade names, and the remainder, approximately $12,229, to goodwill, of which $2,864 is deductible for tax purposes, and approximately $2,178 to other long-term liabilities. Certain of the purchase price allocations assigned for one of these acquisitions is considered preliminary as of March 31, 2024. The acquired capital software and customer relationships intangible asset have estimated amortization periods of seven to eight years and ten to fifteen years, respectively.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
A summary of the Company's prepaid expenses and other current assets as of March 31, 2024 and September 30, 2023 is as follows:

	March 31,	September 30,
	2024	2023
Inventory	$3,978	$4,138
Prepaid licenses	3,613	3,115
Prepaid insurance	929	697
Notes receivable — current portion	—	4
Other current assets	7,282	4,495
Prepaid expenses and other current assets	$15,802	$12,449

5. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill are as follows:

	Software and Services	Merchant Services	Other	Total
Balance at September 30, 2023	$287,613	$121,950	$—	$409,563
Goodwill attributable to preliminary purchase price adjustments and acquisitions during the six months ended March 31, 2024	1,209	—	—	1,209
Balance at March 31, 2024	$288,822	$121,950	$—	$410,772
Intangible assets consisted of the following as of March 31, 2024:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Merchant relationships	$310,721	$(106,892)	$203,829	9 to 25 years – accelerated or straight-line
Non-compete agreements	418	(267)	151	3 to 6 years – straight-line
Website and brand development costs	103	(71)	32	3 to 4 years – straight-line
Trade names	6,131	(3,908)	2,223	3 to 7 years – straight-line
Residual buyouts	18,686	(4,134)	14,552	8 years – straight-line
Referral and exclusivity agreements	420	(105)	315	5 years – straight-line
Total finite-lived intangible assets	336,479	(115,377)	221,102

Indefinite-lived intangible assets:
Trademarks	43	—	43
Total identifiable intangible assets	$336,522	$(115,377)	$221,145
Amortization expense for intangible assets amounted to $5,270 and $10,505 for the three and six months ended March 31, 2024, respectively, and $5,157 and $10,216 for the three and six months ended March 31, 2023, respectively.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Based on net carrying amounts at March 31, 2024, the Company's estimate of future amortization expense for intangible assets are presented in the table below for fiscal years ending September 30:

2024 (six months remaining)	$10,435
2025	20,798
2026	20,326
2027	19,706
2028	19,121
Thereafter	130,716
$221,102

6. ACCRUED EXPENSES AND OTHER LIABILITIES
A summary of the Company's accrued expenses and other current liabilities as of March 31, 2024 and September 30, 2023 is as follows is as follows:

	March 31,	September 30,
	2024	2023
Accrued wages, bonuses, commissions and vacation	$6,290	$8,713
Accrued interest	1,004	1,313
Accrued contingent consideration — current portion	3,868	6,825
Escrow liabilities	2,118	3,965
Customer deposits	1,061	1,258
Employee health self-insurance liability	1,058	1,014
Accrued interchange	2,066	2,191
Other current liabilities	9,389	12,461
Accrued expenses and other current liabilities	$26,854	$37,740
A summary of the Company's long-term liabilities as of March 31, 2024 and September 30, 2023 is as follows:

	March 31,	September 30,
	2024	2023
Accrued contingent consideration — long-term portion	$101	$1,414
Deferred tax liability — long-term	17,125	19,646
Other long-term liabilities	1,128	3,083
Total other long-term liabilities	$18,354	$24,143

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
7. LONG-TERM DEBT, NET
A summary of long-term debt, net as of March 31, 2024 and September 30, 2023 is as follows:

		March 31,	September 30,
	Maturity	2024	2023
Revolving lines of credit to banks under the 2023 Senior Secured Credit Facility	May 8, 2028	$346,214	$272,505
1% Exchangeable Senior Notes due 2025	February 15, 2025	26,223	117,000
Debt issuance costs, net		(2,822)	(4,424)
Total long-term debt, net of issuance costs		369,615	385,081
Less current portion of long-term debt		(26,223)	—
Long-term debt, net of current portion		$343,392	$385,081
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
Non-cash interest expense, including amortization of debt issuance costs, related to the Exchangeable Notes for the three and six months ended March 31, 2024 was $104 and $359, respectively and $233 and $460 for the three and six months ended March 31, 2023. Total unamortized debt issuance costs related to the Exchangeable Notes were $216 and $1,501 as of March 31, 2024 and September 30, 2023, respectively.
During fiscal year 2020, we repurchased $21,000 in aggregate principal amount of Exchangeable Notes in open market purchases. In addition, on December 21, 2023, i3 Verticals, LLC entered into agreements to repurchase an additional portion of its Exchangeable Notes pursuant to privately negotiated transactions with a limited number of holders of the Exchangeable Notes (the "Exchangeable Note Repurchases"). The repurchase payments were determined by the Company’s average stock price over the 15 trading-day measurement period ending January 16, 2024. The closing of the Exchangeable Note Purchases occurred on January 18, 2024, and the Company paid $87,391 to repurchase $90,777 in aggregate principal amount of its Exchangeable Notes and to repay approximately $386 in accrued interest on the repurchased portion of the Exchangeable Notes. The Company wrote off $926 of debt issuance costs in connection with the repurchase transactions. These repurchases resulted in a decrease in the Company's total leverage ratio, and following the completion of the repurchases of these Exchangeable Notes, approximately $26,223 in aggregate principal amount of the Exchangeable Notes remained outstanding, with terms unchanged. The Company recorded a gain on retirement of debt of $2,397 due to the estimated acquisition price exceeding the net carrying amount of the repurchased

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
portion of the Exchangeable Notes, adjusted for unamortized debt issuance costs and costs and third-party fees related to the transaction.
As of March 31, 2024, the aggregate principal amount outstanding of the Exchangeable Notes was $26,223.
The estimated fair value of the Exchangeable Notes was $25,043 as of March 31, 2024. The estimated fair value of the Exchangeable Notes was determined through consideration of quoted market prices for similar instruments. The fair value is classified as Level 2, as defined in Note 10.
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
In December 2023, i3 Verticals, LLC received $250 from the Counterparties to terminate the portion of the Note Hedge Transactions corresponding to the Exchangeable Notes that were repurchased in fiscal year 2020. Also in December 2023, i3 Verticals, LLC entered into agreements with the Counterparties to terminate the portion of the Note Hedge Transactions corresponding to the Exchangeable Note Repurchases. On January 18, 2024, in connection with the Exchangeable Note Repurchases, the Company and i3 Verticals, LLC terminated the corresponding portions of the Note Hedge Transactions ("Note Hedge Unwinds"), and i3 Verticals, LLC received $987 for the sale of the Note Hedge Unwinds and recorded a loss on the sale of the Note Hedge Unwinds of $245.
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
In December 2023, the Company paid $119 to the Counterparties to terminate the portion of the Warrants corresponding to the Exchangeable Notes that were repurchased in fiscal year 2020. Also in December 2023, i3 Verticals, LLC entered into agreements with the Counterparties to terminate the portion of the Warrants corresponding to the Exchangeable Note Repurchases. On January 18, 2024, in connection with the Exchangeable Note Repurchases, the Company and i3 Verticals, LLC terminated the corresponding portions of the and Warrants ("Warrant Unwinds"), and the Company paid $433 for the repurchase of the Warrant Unwinds and recorded a gain on the repurchase of the Warrant Unwinds of $105.
2023 Senior Secured Revolving Credit Facility
On May 8, 2023, i3 Verticals, LLC (the “Borrower”), entered into that certain Credit Agreement (the “2023 Senior Secured Credit Facility”) with the guarantors and lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (“JPMorgan”). The 2023 Senior Secured Credit Facility replaced the prior senior secured credit facility of the Company which was entered into on May 9, 2019 (the "Prior Senior Secured Credit Facility"). The 2023 Senior Secured Credit Facility provides for aggregate commitments of $450 million in the form of a senior secured revolving credit facility (the “Revolver”).

The 2023 Senior Secured Credit Facility provides that the Borrower has the right to seek additional commitments to provide additional term loan facilities or additional revolving credit commitments in an aggregate principal amount up to, as of any date of determination, the sum of (i) the greater of $100 million and 100% of the Borrower’s consolidated EBITDA (as defined in the 2023 Senior Secured Credit Facility) for the most recently completed four quarter period, plus (ii) the amount of certain prepayments of certain indebtedness, so long as, among other things, after giving pro forma effect to the incurrence of such additional borrowings and any related transactions, the Borrower’s consolidated interest coverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not be less than 3.0 to 1.0 and the Borrower’s consolidated total net leverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not exceed 5.0 to 1.0. As of March 31, 2024, the Borrower's consolidated interest coverage ratio was 4.1x and total leverage ratio was 3.5x.

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

The Adjusted Term SOFR rate will be the rate of interest per annum equal to the Term SOFR rate (based upon an interest period of one, three or six months), plus 0.10%, plus an applicable margin of 2.00% to 3.00% (3.00% at March 31, 2024). The Adjusted Term SOFR rate shall not be less than 0% in any event.

The base rate is a fluctuating rate of interest per annum equal to the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%, plus an applicable margin of 1.00% to 2.00% (2.00% at March 31, 2024). The base rate shall not be less than 1% in any event.

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

In addition to paying interest on outstanding principal under the Revolver, the Borrower will be required to pay a commitment fee equal to the product of between 0.15% and 0.30% (the applicable percentage depending on the Borrower’s consolidated total net leverage ratio as reflected in the schedule above, 0.30% at March 31, 2024) times the actual daily amount by which $450 million exceeds the total amount outstanding under the Revolver and available to be drawn under all outstanding letters of credit.

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
Debt issuance costs
The Company did not incur any debt issuance costs during the three and six months ended March 31, 2024, and incurred $265 in debt issuance costs during the six months ended March 31, 2023. During the three and six months ended March 31, 2024. the Company wrote off $926 of debt issuance costs in connection with the Exchangeable Note Repurchases. The Company's debt issuance costs are being amortized over the related term of the debt using the straight-line method, which is not materially different than the effective interest rate method, and are presented net against long-term debt in the condensed consolidated balance sheets. The amortization of deferred debt issuance costs is included in interest expense and amounted to approximately $262 and $676

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
during the three and six months ended March 31, 2024, respectively, and $368 and $729 during the three and six months ended March 31, 2023, respectively.

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
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. When the estimate of the annual effective tax rate is unreliable, the Company records its income tax expense or benefit based up on a period to date effective tax rate. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the Company’s estimated tax rate changes, it makes a cumulative adjustment in that period. The Company’s provision for income taxes was a provision of $580 and $762 for the three and six months ended March 31, 2024, respectively and a benefit of $563 and $181 during the three and six months ended March 31, 2023, respectively.
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
During the six months ended March 31, 2024, the Company acquired an aggregate of 40,718 Common Units in i3 Verticals, LLC in connection with the redemption of Common Units from the Continuing Equity Owners. which resulted in an increase in the tax basis of our investment in i3 Verticals, LLC subject to the provisions of the Tax Receivable Agreement. As a result of the exchange, during the six months ended March 31, 2024, the Company recognized an increase to its net deferred tax assets in the amount of $286, and corresponding Tax Receivable Agreement liabilities of $243, representing 85% of the tax benefits due to Continuing Equity Owners.
The deferred tax asset and corresponding Tax Receivable Agreement liability balances were $38,009 and $40,323, respectively, as of March 31, 2024.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Payments to the Continuing Equity Owners related to exchanges through March 31, 2024 will range from $0 to $3,256 per year and are expected to be paid over the next 24 years. The amounts recorded as of March 31, 2024, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

9. LEASES
The Company’s leases consist primarily of real estate leases throughout the markets in which the Company operates. At contract inception, the Company determines whether an arrangement is or contains a lease, and for each identified lease, evaluates the classification as operating or financing. The Company had no finance leases as of March 31, 2024. Leased assets and obligations are recognized at the lease commencement date based on the present value of fixed lease payments to be made over the term of the lease. Renewal and termination options are factored into determination of the lease term only if the option is reasonably certain to be exercised. The weighted-average remaining lease term at March 31, 2024 and 2023 was two years and four years, respectively. The Company had no significant short-term leases during the three and six months ended March 31, 2024 and 2023.
The Company’s leases do not provide a readily determinable implicit interest rate and the Company uses its incremental borrowing rate to measure the lease liability and corresponding right-of-use asset. The incremental borrowing rates were determined based on a portfolio approach considering the Company’s current secured borrowing rate adjusted for market conditions and the length of the lease term. The weighted-average discount rate used in the measurement of our lease liabilities was 7.4% and 7.3% as of March 31, 2024 and 2023, respectively.
Operating lease cost is recognized on a straight-line basis over the lease term. Operating lease costs were $1,318 and $2,651 for the three and six months ended March 31, 2024, respectively, and $1,405 and $2,909 for the three and six months ended March 31, 2023, respectively, which are included in selling, general and administrative expenses in the condensed consolidated statements of operations.
Total operating lease costs include variable lease costs of approximately $39 and $49, for the three and six months ended March 31, 2024, respectively, and $9 and $20 for the three and six months ended March 31, 2023, respectively, which are primarily comprised of costs of maintenance and utilities and changes in rates, and are determined based on the actual costs incurred during the period. Variable payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.
Short-term rent expense was $41 and $86 for the three and six months ended March 31, 2024, respectively, and $75 and $110 for the three and six months ended March 31, 2023, respectively, and are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
As of March 31, 2024, maturities of lease liabilities are as follows:

Fiscal Years ending September 30:
2024 (six months remaining)	$2,598
2025	4,984
2026	3,874
2027	1,668
2028	755
Thereafter	1,261
Total future minimum lease payments (undiscounted)(1)	15,140
Less: present value discount	(1,357)
Present value of lease liability	$13,783
__________________________
1.Total future minimum lease payments excludes payments of $39 for leases designated as short-term leases, which are excluded from the Company's right-of-use assets. These payments will be made within the next twelve months.

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
The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, settlement assets and obligations, accounts receivable, other assets, accounts payable, and accrued expenses, approximated their fair values as of March 31, 2024 and 2023, because of the relatively short maturity dates on these instruments. The carrying amount of debt approximates fair value as of March 31, 2024 and 2023, because interest rates on these instruments approximate market interest rates.

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

Accrued Contingent Consideration
Balance at September 30, 2023	$8,239
Contingent consideration accrued at time of business combination	170
Change in fair value of contingent consideration included in Operating expenses	(527)
Contingent consideration paid	(3,913)
Balance at March 31, 2024	$3,969

Accrued Contingent Consideration
Balance at September 30, 2022	$22,833
Contingent consideration accrued at time of business combination	760
Change in fair value of contingent consideration included in Operating expenses	3,722
Contingent consideration paid	(5,056)
Balance at March 31, 2023	$22,259
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
Approximately $3,868 and $6,825 of contingent consideration was recorded in accrued expenses and other current liabilities as of March 31, 2024 and September 30, 2023, respectively. Approximately $101 and $1,414 of contingent consideration was recorded in other long-term liabilities as of March 31, 2024 and September 30, 2023, respectively.
Disclosure of Fair Values
The Company's financial instruments that are not remeasured at fair value include the Exchangeable Notes (see Note 7). The Company estimates the fair value of the Exchangeable Notes through consideration of quoted market prices of similar instruments, classified as Level 2 as described above. The estimated fair value of the Exchangeable Notes was $25,043 as of March 31, 2024.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
11. EQUITY-BASED COMPENSATION
A summary of equity-based compensation expense recognized during the three and six months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Stock options	$4,554	$5,992	$9,523	$12,280
Restricted stock units	1,223	810	2,762	1,368
Equity-based compensation expense	$5,777	$6,802	$12,285	$13,648
Amounts are included in general and administrative expense on the condensed consolidated statements of operations. Current and deferred income tax benefits of $927 and $2,005 were recognized during the three and six months ended March 31, 2024, respectively, and $1,215 and $2,404 during the three and six months ended March 31, 2023, respectively.
In May 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) under which the Company may grant up to 3,500,000 stock options and other equity-based awards to employees, directors and officers. The number of shares of Class A common stock available for issuance under the 2018 Plan includes an annual increase on the first day of each calendar year equal to 4.0% of the outstanding shares of all classes of the Company's common stock as of the last day of the immediately preceding calendar year, unless the Company’s board of directors determines prior to the last trading day of December of the immediately preceding calendar year that the increase shall be less than 4.0%. As of March 31, 2024, equity awards with respect to 1,259,827 shares of the Company's Class A common stock were available for grant under the 2018 Plan.
In September 2020, the Company adopted the 2020 Acquisition Equity Incentive Plan (the “2020 Inducement Plan”) under which the Company may grant up to 1,500,000 stock options and other equity-based awards to individuals that were not previously employees of the Company or its subsidiaries in connection with acquisitions, as a material inducement to the individual's entry into employment with the Company or its subsidiaries within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. In May 2021, the Company amended the 2020 Inducement Plan to increase the number of shares of the Company's Class A common stock available for issuance from 1,500,000 to 3,000,000 shares. As of March 31, 2024, equity awards with respect to 1,230,668 shares of the Company's Class A common stock were available for grant under the 2020 Inducement Plan.
Share-based compensation expense includes the estimated effects of forfeitures, which will be adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Stock Options
The Company has issued stock option awards under the 2018 Plan and the 2020 Inducement Plan. The fair value of the stock option awards during the six months ended March 31, 2024 and during the year ended September 30, 2023 was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	March 31, 2024	September 30, 2023
Expected volatility(1)	52.1%	54.9%
Expected dividend yield(2)	—%	—%
Expected term(3)	6 years	6 years
Risk-free interest rate(4)	4.1%	3.9%
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
4.The risk-free rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.

A summary of stock option activity for the six months ended March 31, 2024 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at September 30, 2023	8,576,670	$25.16
Granted	944,556	19.23
Exercised	(32,517)	18.14
Forfeited	(230,180)	27.57
Outstanding at March 31, 2024	9,258,529	$24.52

Exercisable at March 31, 2024	6,602,597	$25.08
The weighted-average grant date fair value of stock options granted during the six months ended March 31, 2024 was $10.54.
As of March 31, 2024, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $22,046, which is expected to be recognized over a weighted-average period of 2.68 years. The Company's policy is to account for forfeitures of stock-based compensation awards as they occur.
The total fair value of stock options that vested during the three and six months ended March 31, 2024 was $10,853 and 17,248, respectively.
Restricted Stock Units
The Company has issued Class A common stock in the form of restricted stock units ("RSUs") under the 2018 Plan.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
A summary of activity related to restricted stock units for the six months ended March 31, 2024 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2023	874,024	$24.95
Granted	258,684	19.26
Vested	(172,159)	25.65
Forfeited	(32,084)	24.86
Outstanding at March 31, 2024	928,465	$23.24
As of March 31, 2024, total unrecognized compensation expense related to unvested RSUs, including an estimate for pre-vesting forfeitures, was $14,329, which is expected to be recognized over a weighted average period of 3.01 years.
The total fair value of RSUs that vested during the three and six months ended March 31, 2024 was $3,718 and $4,416, respectively.
12. COMMITMENTS AND CONTINGENCIES
Leases
The Company utilizes office space and equipment under operating leases. Rent expense under these leases amounted to $1,359 and $2,737 during the three and six months ended March 31, 2024, respectively, and $1,480 and $3,019 during the and three and six months ended March 31, 2023, respectively. Refer to Note 9 for further discussion and a table of the future minimum payments under these leases.
Minimum Processing Commitments
The Company has non-exclusive agreements with several processors to provide the Company services related to transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Certain of these agreements require the Company to submit a minimum monthly number of transactions for processing. If the Company submits a number of transactions that is lower than the minimum, it is required to pay to the processor the fees the processor would have received if the Company had submitted the required minimum number of transactions. As of March 31, 2024, such minimum fee commitments were as follows:

Fiscal Years ending September 30:
2024 (six months remaining)	$2,177
2025	728
2026	240
2027	60
2028	—
Thereafter	—
Total	$3,205

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
The Petition was amended on October 4, 2021 to amend and expand the putative class and subsequently removed to the United States District Court for the Middle District of Louisiana. The Petition seeks monetary damages for the cost of network remediation of $15,000 purportedly spent by the State and $7,000 purportedly spent by the Plaintiffs, return of purchase prices, potential additional expenses related to remediation and any obligation to notify parties of an alleged data breach as and if required by applicable law, and reasonable attorneys’ fees. The claimed damages relate to a third-party remote access software product used in connection with services provided by S&S to certain Louisiana law enforcement districts and alleged inadequacies in the Company’s cybersecurity practices. Plaintiffs moved to remand the action to state court on November 5, 2021, and the motion was referred to a magistrate to make a report and recommendation to the district court judge. On July 5, 2022, the magistrate recommended that the matter be remanded to state court. On July 19, 2022, the Company and all other defendants filed objections to the recommendation. On August 3, 2022, the Plaintiffs filed a response to those objections. On August 16, 2022, the district court granted the Plaintiffs’ motion to remand, and all Defendants appealed. Oral argument on this motion in front of the United States Fifth Circuit Court of Appeals took place on April 4, 2023, and on September 1, 2023, the Fifth Circuit panel affirmed the District Court order to remand the case back to state court. On September 29, 2023, all Defendants-Appellants filed a Petition for Rehearing En Banc, which the Plaintiffs-Appellees opposed on October 12, 2023. As a result of Defendants’ petition, the Fifth Circuit held its mandate, effectively staying the effective date of its decision, but the Fifth Circuit

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
ultimately denied the petition for rehearing on February 22, 2024, sending the case back to the 19th Judicial District Court for the Parish of East Baton Rouge, where the case remains pending.
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

13. RELATED PARTY TRANSACTIONS
In connection with the Company’s IPO, the Company and i3 Verticals, LLC entered into a Tax Receivable Agreement with the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that it actually realizes, or in some circumstances, is deemed to realize in its tax reporting, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of Common Units of i3 Verticals, LLC for Class A common stock of i3 Verticals, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. See Note 8 for further information. As of March 31, 2024, the total amount due under the Tax Receivable Agreement was $40,323.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Company primarily uses processing margin to measure operating performance. Processing margin is equal to revenue less other cost of services plus residuals expense, which are a component of other cost of services. The following is a summary of reportable segment operating performance for the three and six months ended March 31, 2024 and 2023.

	As of and for the Three Months Ended March 31, 2024
	Software and Services	Merchant Services	Other	Total
Revenue	$59,483	$35,075	$(16)	$94,542
Other costs of services	(4,908)	(16,289)	17	(21,180)
Residuals	735	10,587	(6)	11,316
Processing margin	$55,310	$29,373	$(5)	$84,678

Residuals				(11,316)
Selling, general and administrative				(54,162)
Depreciation and amortization				(10,069)
Change in fair value of contingent consideration				290
Income from operations				$9,421

Total assets	$593,219	$212,082	$60,241	$865,542
Goodwill	$288,822	$121,950	$—	$410,772

	As of and for the Six Months Ended March 31, 2024
	Software and Services	Merchant Services	Other	Total
Revenue	$116,072	$70,497	$(37)	$186,532
Other costs of services	(9,217)	(32,423)	36	(41,604)
Residuals	1,353	20,987	(15)	22,325
Processing margin	$108,208	$59,061	$(16)	$167,253

Residuals				(22,325)
Selling, general and administrative				(107,694)
Depreciation and amortization				(19,808)
Change in fair value of contingent consideration				527
Income from operations				$17,953

Total assets	$593,219	$212,082	$60,241	$865,542
Goodwill	$288,822	$121,950	$—	$410,772

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

	As of and for the Three Months Ended March 31, 2023
	Software and Services	Merchant Services	Other	Total
Revenue	$60,797	$33,094	$(19)	$93,872
Other costs of services	(4,229)	(15,719)	18	(19,930)
Residuals	799	10,039	(9)	10,829
Processing Margin	$57,367	$27,414	$(10)	$84,771

Residuals				(10,829)
Selling, general and administrative				(57,204)
Depreciation and amortization				(9,015)
Change in fair value of contingent consideration				(2,279)
Income from operations				$5,444

Total assets	$620,126	$205,898	$57,002	$883,026
Goodwill	$287,092	$121,950	$—	$409,042

	As of and for the Six Months Ended March 31, 2023
	Software and Services	Merchant Services	Other	Total
Revenue	$114,010	$65,928	$(37)	$179,901
Other costs of services	(7,752)	(31,286)	39	(38,999)
Residuals	1,322	19,848	(20)	21,150
Processing margin	$107,580	$54,490	$(18)	$162,052

Residuals				(21,150)
Selling, general and administrative				(108,207)
Depreciation and amortization				(17,691)
Change in fair value of contingent consideration				(3,722)
Income from operations				$11,282

Total assets	$620,126	$205,898	$57,002	$883,026
Goodwill	$287,092	$121,950	$—	$409,042

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
As of March 31, 2024 and 2023, respectively, i3 Verticals, Inc. owned 23,416,518 and 23,167,730 of i3 Verticals, LLC's Common Units, representing a 70.0% and 69.6% economic ownership interest in i3 Verticals, LLC.
The following table summarizes the impact on equity due to changes in the Company's ownership interest in i3 Verticals, LLC:

	Six Months Ended March 31,
	2024	2023
Net income attributable to non-controlling interest	$1,908	$181
Transfers (from) to non-controlling interests:
Redemption of common units in i3 Verticals, LLC	(384)	(86)
Allocation of equity to non-controlling interests	3,750	299
Net transfers to non-controlling interests	3,366	213
Change from net income attributable to non-controlling interests and net transfers to non-controlling interests	$5,274	$394

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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the three and six months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Basic net income (loss) per share:
Numerator
Net income (loss)	$3,348	$(192)	$4,884	$(23)
Less: Net income (loss) attributable to non-controlling interest	1,470	(228)	1,908	181
Net income (loss) attributable to Class A common stockholders	$1,878	$36	$2,976	$(204)
Denominator
Weighted average shares of Class A common stock outstanding	23,331,239	23,135,898	23,299,214	23,066,499
Basic net income (loss) per share(1)	$0.08	$0.00	$0.13	$(0.01)

Diluted net income per share:
Numerator
Net income attributable to Class A common stockholders	$1,878	$36	$2,976
Reallocation of net loss assuming conversion of common units(2)(3)	—	(171)	—
Net income (loss) attributable to Class A common stockholders - diluted	1,878	(135)	2,976

Denominator
Weighted average shares of Class A common stock outstanding	23,331,239	23,135,898	23,299,214
Weighted average effect of dilutive securities(2)	387,235	11,133,242	427,506
Weighted average shares of Class A common stock outstanding - diluted	23,718,474	34,269,140	23,726,720
Diluted net income (loss) per share	$0.08	$0.00	$0.13
__________________________
1.For the six months ended March 31, 2023, all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net loss per share of Class A common stock:
a.10,114,598 weighted average shares of Class B common stock for the six months ended March 31, 2023, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive.
b.5,165,478 stock options for the six months ended March 31, 2023, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.633,453 shares for the six months ended March 31, 2023, resulting from estimated stock option exercises and restricted stock units vesting as calculated by the treasury stock method were excluded because of the effect of including them would have been anti-dilutive.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
2.For the three and six months ended March 31, 2024 and the three months ended March 31, 2023, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net income per share of Class A common stock:
a.10,091,604 and 10,092,504 weighted average shares of Class B common stock for the three and six months ended March 31, 2024, respectively, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive, and
b.7,852,595 and 8,246,542 stock options for the three and six months ended March 31, 2024, respectively, and 4,018,042 stock options for the three months ended March 31, 2023, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive.
3.The reallocation of net income assuming conversion of common units represents the tax effected net income attributable to non-controlling interest using the effective income tax rates described in Note 8 above and assuming all common units of i3 Verticals, LLC were exchanged for Class A common stock at the beginning of the period. The common units of i3 Verticals, LLC held by the Continuing Equity Owners are potentially dilutive securities, and the computations of pro forma diluted net income per share assume that all common units of i3 Verticals, LLC were exchanged for shares of Class A common stock at the beginning of the period.

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

17. SIGNIFICANT NON-CASH TRANSACTIONS
The Company engaged in the following significant non-cash investing and financing activities during the six months ended March 31, 2024 and 2023:

	Six months ended March 31,
	2024	2023
Acquisition date fair value of contingent consideration in connection with business combinations	$170	$760
Debt issuance costs financed with proceeds from the 2023 Senior Secured Credit Facility	$—	$178
Consideration accrued for residual buyouts	$252	$—
Right-of-use assets obtained in exchange for operating lease obligations	$1,279	$1,098

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

On February 8, 2024, we announced that our Board of Directors had initiated a process to explore a potential sale of certain assets related to our Merchant Services business. This process is ongoing. There is no assurance that the process to explore a sale of the Merchant Services business will result in any transaction, or if the transaction is completed, the timing or terms of any such transaction. Our Board of Directors may determine to suspend or terminate the exploration of a potential sale of our Merchant Services business at any time due to various factors. Any potential transaction is also dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, regulatory limitations and the interest of third parties in our business. We do not intend to make any further disclosure concerning these matters unless and until any definitive transaction agreement is reached or we otherwise deem further disclosure is appropriate.
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
Liquidity
At March 31, 2024, we had $3.1 million of cash and cash equivalents and $103.8 million of available capacity under our 2023 Senior Secured Credit Facility subject to our financial covenants. As of March 31, 2024, we were in compliance with these covenants with a consolidated interest coverage ratio and total leverage ratio 4.1x, and 3.5x, respectively. For additional information about our Exchangeable Notes and 2023 Senior Secured Credit Facility, see the section entitled “Liquidity and Capital Resources” below.
Acquisitions
Acquisitions during the six months ended March 31, 2024
During the six months ended March 31, 2024, we completed the acquisition of one business to expand our software offerings. Total purchase consideration was $1.3 million, including $1.1 million in cash funded by the proceeds from our revolving credit facility and $0.2 million in contingent consideration.
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
Interest expense, net. Our interest expense consists of interest on our outstanding indebtedness under our 2023 Senior Secured Credit Facility, our Prior Senior Secured Credit Facility and Exchangeable Notes, and amortization of debt issuance costs.
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

ARR is the annualized revenue derived from software-as-a-service (“SaaS”) arrangements, transaction-based software-revenue, software maintenance, recurring software-based services, payments revenue and other recurring revenue sources within the quarter. This excludes contracts that are not recurring or are one-time in nature. We focus on ARR because it helps us to assess the health and trajectory of our business. ARR does not have a standardized definition and is therefore unlikely to be comparable to similarly titled measures presented by other companies. It should be reviewed independently of revenue and it is not a forecast. Additionally, ARR does not take into account seasonality. The active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers. ARR for the three months ended March 31, 2024 and 2023 was $322.5 million and $305.7 million, respectively, representing a period-to-period growth rate of 5.5%.
Software and related services revenue includes the sale of subscriptions, recurring services, ongoing support, licenses, and installation and implementation services specific to software. We focus on software and related services revenue as a percentage of total revenue because it is a strategic goal to expand the software services we provide our customers. Software and related services typically result in long-term partnerships with strong recurring revenues. Software and related services revenue as a percentage of total revenue for the three months ended March 31, 2024 and 2023 was 48.3% and 50.4%.
Our payment volume for the three months ended March 31, 2024 and 2023 was $6.3 billion and $6.0 billion, respectively, representing a period-to-period growth rate of 5.5%. Our payment volume for the six months ended March 31, 2024 and 2023 was $12.5 billion and $11.9 billion, respectively, representing a period-to-period growth rate of 5.5%. We focus on payment volume because it is a reflection of the scale and economic activity of our customer base and because a significant part of our revenue is derived as a percentage of our customers’ dollar volume receipts. Payment volume reflects the addition of new customers and same store payment volume growth of existing customers, partially offset by customer attrition during the period.
Processing margin is equal to revenue less other cost of services plus residuals expense, which is a component of other cost of services. We focus on processing margin because it represents the profitability of the operating segments, exclusive of sales efforts and overhead. Processing margin is a measure reported to our management for purposes of assessing the operating performance of our business segments, and is presented in our financial statement footnotes in accordance with ASC 280. For additional information regarding processing margin, including the amount of our processing margin for our business segments for the three months ended March 31, 2024 and 2023, see Note 15 to our condensed consolidated financial statements.

Results of Operations
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
The following table presents our historical results of operations for the periods indicated:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	Amount	%

Revenue	$94,542	$93,872	$670	0.7%

Operating expenses
Other costs of services	21,180	19,930	1,250	6.3%
Selling, general and administrative	54,162	57,204	(3,042)	(5.3)%
Depreciation and amortization	10,069	9,015	1,054	11.7%
Change in fair value of contingent consideration	(290)	2,279	(2,569)	n/m
Total operating expenses	85,121	88,428	(3,307)	(3.7)%

Income from operations	9,421	5,444	3,977	73.1%

Other expenses (income)
Interest expense, net	7,750	6,199	1,551	25.0%
Other income	(2,257)	—	(2,257)	n/m
Total other expenses (income)	5,493	6,199	(706)	(11.4)%

Income (loss) before income taxes	3,928	(755)	4,683	n/m

Provision for (benefit from) income taxes	580	(563)	1,143	n/m

Net income (loss)	3,348	(192)	3,540	n/m

Net income (loss) attributable to non-controlling interest	1,470	(228)	1,698	n/m
Net income attributable to i3 Verticals, Inc.	$1,878	$36	$1,842	5116.7%
n/m = not meaningful

Revenue
Revenue increased $0.7 million, or 0.7%, to $94.5 million for the three months ended March 31, 2024 from $93.9 million for the three months ended March 31, 2023. This increase was primarily driven by an increase in payment volume as well as higher recurring software revenue, partially offset by a decrease in non-recurring revenues.
Revenue within Software and Services decreased $1.3 million, or 2.2%, to $59.5 million for the three months ended March 31, 2024 from $60.8 million for the three months ended March 31, 2023. The decrease was primarily driven by a decrease in software license revenue and professional services revenue, partially offset by an increase in recurring revenues in our Public Sector and Healthcare verticals.
Revenue within Merchant Services increased $2.0 million, or 6.0%, to $35.1 million for the three months ended March 31, 2024 from $33.1 million for the three months ended March 31, 2023. Payment volume from new and existing customers increased $0.2 billion, or 3.7%, to $5.4 billion for the three months ended March 31, 2024 from $5.2 billion for the three months ended March 31, 2023.

Other Costs of Services
Other costs of services increased $1.3 million, or 6.3%, to $21.2 million for the three months ended March 31, 2024 from $19.9 million for the three months ended March 31, 2023. This increase was primarily driven by an increase in software cost of services within the Software and Services segment driven by the increase in payment volume.
Other costs of services within Software and Services increased $0.7 million, or 16.1%, to $4.9 million for the three months ended March 31, 2024 from $4.2 million for the three months ended March 31, 2023, driven primarily by the increase in software cost of services.
Other costs of services within Merchant Services increased $0.6 million, or 3.6%, to $16.3 million for the three months ended March 31, 2024 from $15.7 million for the three months ended March 31, 2023, driven primarily by the growth in payment volume.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $3.0 million, or 5.3%, to $54.2 million for the three months ended March 31, 2024 from $57.2 million for the three months ended March 31, 2023. This decrease was primarily driven by a decrease in employment expenses, advertising and promotion expenses, non-income tax expense, partially offset by an increase in technology services.
Depreciation and Amortization
Depreciation and amortization increased $1.1 million, or 11.7%, to $10.1 million for the three months ended March 31, 2024 from $9.0 million for the three months ended March 31, 2023. Amortization expense increased $0.9 million to $9.1 million for the three months ended March 31, 2024 from $8.2 million for the three months ended March 31, 2023 primarily due to an increase in capitalized software project releases. Depreciation expense increased $0.1 million to $1.0 million for the three months ended March 31, 2024 from $0.8 million for the three months ended March 31, 2023.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a benefit of $0.3 million for the three months ended March 31, 2024 related to adjustments to the expected present value of consideration to be paid for earnouts. The change in fair value of contingent consideration for the three months ended March 31, 2023 was a charge of $2.3 million.
Interest Expense, net
Interest expense, net, increased $1.6 million, or 25.0%, to $7.8 million for the three months ended March 31, 2024 from $6.2 million for the three months ended March 31, 2023. The increase reflects a higher average interest rate and a higher average outstanding debt balance for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.
Other income
Other income of $2.3 million during the three months ended March 31, 2024, reflects the gain on the Exchangeable Note Repurchases and gain on Warrant Unwinds, net of the loss on Note Hedge Unwinds. There was no other income during the three months ended March 31, 2023.
Provision for Income Taxes
The provision for income taxes increased to a provision for $0.6 million for the three months ended March 31, 2024 from a benefit of $0.6 million for three months ended March 31, 2023. Our effective tax rate was 14.8% for the three months ended March 31, 2024. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company. The income of majority owned i3 Verticals, LLC is not taxed and the separate loss of the Company has minimal tax effect due to the allocations from i3 Verticals, LLC. i3 Verticals, Inc. is subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.

Six Months Ended March 31, 2024 Compared to Six Months Ended March 31, 2023
The following table presents our historical results of operations for the periods indicated:

	Six Months Ended March 31,		Change
(in thousands)	2024	2023	Amount	%

Revenue	$186,532	$179,901	$6,631	3.7%

Operating expenses
Other costs of services	41,604	38,999	2,605	6.7%
Selling, general and administrative	107,694	108,207	(513)	(0.5)%
Depreciation and amortization	19,808	17,691	2,117	12.0%
Change in fair value of contingent consideration	(527)	3,722	(4,249)	n/m
Total operating expenses	168,579	168,619	(40)	—%

Income from operations	17,953	11,282	6,671	59.1%

Other expenses (income)
Interest expense, net	14,457	11,689	2,768	23.7%
Other income	(2,150)	(203)	(1,947)	959.1%
Total other expenses (income)	12,307	11,486	821	7.1%

Income (loss) before income taxes	5,646	(204)	5,850	n/m

Provision for (benefit from) income taxes	762	(181)	943	n/m

Net income (loss)	4,884	(23)	4,907	n/m

Net income attributable to non-controlling interest	1,908	181	1,727	954.1%
Net income (loss) attributable to i3 Verticals, Inc.	$2,976	$(204)	$3,180	n/m
n/m = not meaningful

Revenue
Revenue increased $6.6 million, or 3.7%, to $186.5 million for the six months ended March 31, 2024 from $179.9 million for the six months ended March 31, 2023. This increase was partially driven by incremental revenue from an acquisition of $1.5 million, net of intercompany eliminations, which was within the Software and Services segment. In addition to our growth through an acquisition, payment volume from new and existing customers and revenue from existing businesses grew, resulting from growth in recurring revenue, partially offset by a decrease in non-recurring revenues.
Revenue within Software and Services increased $2.1 million, or 1.8%, to $116.1 million for the six months ended March 31, 2024 from $114.0 million for the six months ended March 31, 2023. The increase was primarily driven by an increase in recurring revenues, partially offset by a decrease in software license revenue and professional services revenue in our Public Sector and Healthcare verticals.

Revenue within Merchant Services increased $4.6 million, or 6.9%, to $70.5 million for the six months ended March 31, 2024 from $65.9 million for the six months ended March 31, 2023. Payment volume from new and existing customers increased $0.4 billion, or 3.6%, to $10.9 billion for the six months ended March 31, 2024 from $10.5 billion for the six months ended March 31, 2023.
Other Costs of Services
Other costs of services increased $2.6 million, or 6.7%, to $41.6 million for the six months ended March 31, 2024 from $39.0 million for the six months ended March 31, 2023. This increase was primarily driven by an increase in software cost of services within the Software and Services.
Other costs of services within Software and Services increased $1.5 million, or 18.9%, to $9.2 million for the six months ended March 31, 2024 from $7.8 million for the six months ended March 31, 2023, driven primarily by the increase in software cost of services and an increase in payment volume.
Other costs of services within Merchant Services increased $1.1 million, or 3.6%, to $32.4 million for the six months ended March 31, 2024 from $31.3 million for the six months ended March 31, 2023, driven primarily by the growth in payment volume.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $0.5 million, or 0.5%, to $107.7 million for the six months ended March 31, 2024 from $108.2 million for the six months ended March 31, 2023. This decrease was primarily driven by a decrease in advertising and promotion expenses, employment costs, bad debt expenses, and travel expenses, partially offset by an increase in technology services.
Depreciation and Amortization
Depreciation and amortization increased $2.1 million, or 12.0%, to $19.8 million for the six months ended March 31, 2024 from $17.7 million for the six months ended March 31, 2023. Amortization expense increased $1.8 million to $17.9 million for the six months ended March 31, 2024 from $16.1 million for the six months ended March 31, 2023 primarily due to an increase in capitalized software project releases and acquisitions completed during the 2023 fiscal year. Depreciation expense increased $0.3 million to $1.9 million for the six months ended March 31, 2024 from $1.6 million for the six months ended March 31, 2023.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a benefit of $0.5 million for the six months ended March 31, 2024 related to adjustments to the expected present value of consideration to be paid for earnouts. The change in fair value of contingent consideration for the six months ended March 31, 2023 was a charge of $3.7 million.
Interest Expense, net
Interest expense, net, increased $2.8 million, or 23.7%, to $14.5 million for the six months ended March 31, 2024 from $11.7 million for the six months ended March 31, 2023. The increase reflects a higher average interest rate and a higher average outstanding debt balance for the six months ended March 31, 2024, as compared to the six months ended March 31, 2023.
Other income
Other income increased $1.9 million to $2.2 million expense for the six months ended March 31, 2024 from other income of $0.2 million for the six months ended March 31, 2023. Other income during the six months ended March 31, 2024, reflects the gain on the Exchangeable Note Repurchases and gain on Warrant Unwinds, net of the loss on Note Hedge Unwinds and loss on the sale of a building purchased through acquisition. Other income during the six months ended March 31, 2023, reflects continent consideration received for an investment that was sold in a prior year.

Provision for Income Taxes
The provision for income taxes increased to a provision of $0.8 million for the six months ended March 31, 2024 from a benefit of $0.2 million for six months ended March 31, 2023. Our effective tax rate was 13% for the six months ended March 31, 2024. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company. The income of majority owned i3 Verticals, LLC is not taxed and the separate loss of the Company has minimal tax effect due to the allocations from i3 Verticals, LLC. i3 Verticals, Inc. is subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.
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
Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash from operating activities. As of March 31, 2024, we had $3.1 million of cash and cash equivalents and available borrowing capacity of $103.8 million under our 2023 Senior Secured Credit Facility, subject to the financial covenants. We usually minimize cash balances by making payments on our revolving line of credit to minimize borrowings and interest expense. As of March 31, 2024, we had borrowings outstanding of $346.2 million under the 2023 Senior Secured Credit Facility. For additional information about our 2023 Senior Secured Credit Facility, see the section entitled "— 2023 Senior Secured Credit Facility" below.
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
Our liquidity profile reflects our completed offering in February 2020 of an aggregate principal amount of $138.0 million in 1.0% Exchangeable Senior Notes due 2025, with substantially all the proceeds being used to pay down outstanding borrowings under our Prior Senior Secured Credit Facility. After giving effect to the repurchase of $90.8 million in aggregate principal amount of the 1.0% Exchangeable Senior Notes on January 18, 2024 as described below as well as the repurchase of $21.0 million in aggregate principal amount of Exchangeable Senior Notes in open market purchases in 2020, the aggregate principal amount of the Exchangeable Notes that is currently outstanding is $26.2 million. We may elect from time to time to purchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities law and other factors.

Our 2023 Senior Secured Credit Facility, as amended, requires us to maintain a consolidated interest coverage ratio not less than 3.0 to 1.0 and total leverage ratio not exceeding 5.0 to 1.0. As of March 31, 2024, we were in compliance with these covenants with a consolidated interest coverage ratio and total leverage ratio of 4.1x and 3.5x, respectively. Although we believe our liquidity position remains strong, there can be no assurance that we will be able to raise additional funds, in the form of debt or equity, or to amend our 2023 Senior Secured Credit Facility on terms acceptable to us, if at all, even if we determined such actions were necessary in the future.
Cash Flows
The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.
Six Months Ended March 31, 2024 and 2023

	Six months ended March 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$25,147	$25,884
Net cash used in investing activities	$(12,369)	$(111,130)
Net cash (used in) provided by financing activities	$(17,885)	$83,814

Cash Flow from Operating Activities
Net cash provided by operating activities decreased $0.7 million to $25.1 million for the six months ended March 31, 2024 from $25.9 million for the six months ended March 31, 2023. Our net income increased from a net loss of $23 thousand for the six months ended March 31, 2023 to net income of $4.9 million for the six months ended March 31, 2024. Some of this increase in net income was driven by non-cash income and reductions in non-cash expenses that do not impact cash flows from operating activities. The primary drivers of the decrease in cash provided by operating activities, despite the increase in net income, were a decrease in non-cash contingent consideration of $4.2 million for the six months ended March 31, 2024 compared to the six months ended March 31, 2023; an increase in changes in net operating assets and liabilities of $1.4 million, which are impacted by the timing of collections and payments, for the six months ended March 31, 2024 compared to the six months ended March 31, 2023; a gain on the repurchase of exchangeable notes of $2.4 million in the six months ended March 31, 2024; and a decrease in equity-based compensation expense of $1.4 million for the six months ended March 31, 2024 compared to the six months ended March 31, 2023. These changes were partially offset by an increase in depreciation and amortization of $2.1 million for the six months ended March 31, 2024 compared to the six months ended March 31, 2023.
Cash Flow from Investing Activities
Net cash used in investing activities decreased $98.8 million to $12.4 million for the six months ended March 31, 2024 from $111.1 million for the six months ended March 31, 2023. The largest driver of the decrease in cash used in investing activities was a decrease of $100.9 million in cash used in acquisitions, net of cash acquired, during the six months ended March 31, 2024 compared to the six months ended March 31, 2023. This change was partially offset by an increase of $3.8 million in purchases of merchant portfolios and residual buyouts during the six months ended March 31, 2024 compared to the six months ended March 31, 2023.
Cash Flow from Financing Activities
Net cash flow from financing activities changed $101.7 million to $17.9 million net cash used in financing activities for the six months ended March 31, 2024 from $83.8 million net cash provided by financing activities for the six months ended March 31, 2023. The change in net cash flow from financing activities was primarily related to the $87.2 million payments for the repurchases of exchangeable notes and warrants, offset by the proceeds from the sale of the exchangeable senior note hedges. The remaining factors were the result of a decrease in proceeds from the revolving credit facility of $59.4 million, partially offset by a decrease in payments on the revolving credit facility of $47.2 million during the six months ended March 31, 2024 compared to the six months ended March 31, 2023.

2023 Senior Secured Revolving Credit Facility
On May 8, 2023, i3 Verticals, LLC (the “Borrower”), entered into that certain Credit Agreement (the “2023 Senior Secured Credit Facility”) with the guarantors and lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (“JPMorgan”). The 2023 Senior Secured Credit Facility replaces the Prior Senior Secured Credit Facility. The 2023 Senior Secured Credit Facility provides for aggregate commitments of $450 million in the form of a senior secured revolving credit facility (the “Revolver”).
The 2023 Senior Secured Credit Facility provides that the Borrower has the right to seek additional commitments to provide additional term loan facilities or additional revolving credit commitments in an aggregate principal amount up to, as of any date of determination, the sum of (i) the greater of $100 million and 100% of the Borrower’s consolidated EBITDA (as defined in the 2023 Senior Secured Credit Facility) for the most recently completed four quarter period, plus (ii) the amount of certain prepayments of certain indebtedness, so long as, among other things, after giving pro forma effect to the incurrence of such additional borrowings and any related transactions, the Borrower’s consolidated interest coverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not be less than 3.0 to 1.0 and the Borrower’s consolidated total net leverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not exceed 5.0 to 1.0. As of March 31, 2024, the Borrower's consolidated interest coverage ratio was 4.1x and total leverage ratio was 3.5x.
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

The Adjusted Term SOFR rate will be the rate of interest per annum equal to the Term SOFR rate (based upon an interest period of one, three or six months), plus 0.10%; plus an applicable margin of 2.00% to 3.00% (3.00% at March 31, 2024). The Adjusted Term SOFR rate shall not be less than 0% in any event.

The base rate is a fluctuating rate of interest per annum equal to the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%; plus an applicable margin of 1.00% to 2.00% (2.00% at March 31, 2024). The base rate shall not be less than 1% in any event.

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

In addition to paying interest on outstanding principal under the Revolver, the Borrower will be required to pay a commitment fee equal to the product of between 0.15% and 0.30% (the applicable percentage depending on the Borrower’s consolidated total net leverage ratio as reflected in the schedule above, 0.30% at March 31, 2024) times the actual daily amount by which $450 million exceeds the total amount outstanding under the Revolver and available to be drawn under all outstanding letters of credit.

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
Exchangeable Notes
On February 18, 2020, i3 Verticals, LLC issued $138.0 million aggregate principal amount of its 1.0% Exchangeable Notes due February 15, 2025. The Exchangeable Notes bear interest at a fixed rate of 1.0% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. The Exchangeable Notes are exchangeable into cash, shares of the Company's Class A common stock, or a combination thereof, at i3 Verticals, LLC's election. The Exchangeable Notes mature on February 15, 2025, unless earlier exchanged, redeemed or repurchased. The net proceeds from the sale of the Exchangeable Notes were approximately $132.8 million, after deducting discounts and commissions to the certain initial purchasers and other estimated fees and expenses. i3 Verticals, LLC used a portion of the net proceeds of the Exchangeable Notes offering to pay down outstanding borrowings under the Prior Senior Secured Credit Facility in connection with the effectiveness of the operative provisions of the amendment to the Prior Senior Secured Credit Facility and to pay the cost of the Note Hedge Transactions. As of March 31, 2024, $26.2 million of the original aggregate principal amount of $138.0 million was outstanding.
On December 21, 2023, i3 Verticals, LLC entered into agreements to repurchase a portion of its Exchangeable Notes pursuant to privately negotiated transactions with a limited number of holders of the Exchangeable Notes (the "Exchangeable Note Repurchases"). The Exchangeable Note Repurchases were completed on January 18, 2024, and the Company paid $87.4 million to repurchase $90.8 million in aggregate principal amount of its Exchangeable Notes and to repay approximately $0.4 million in accrued interest on the repurchased portion of the Exchangeable Notes. Following the closing of the Exchangeable Note Repurchases, approximately $26.2 million in aggregate principal amount of the Exchangeable Notes remained outstanding, with terms unchanged. For additional information, see Note 7 to our condensed consolidated financial statements.

At-the-Market Program
On August 20, 2021, we, together with i3 Verticals, LLC, entered into an at-the-market offering sales agreement with Raymond James & Associates, Inc., Morgan Stanley & Co. LLC and BTIG, LLC (each a “Sales Agent”), under which we may issue and sell, from time to time and through the Sales Agents, shares of our Class A common stock having an aggregate offering price of up to $125.0 million (the “ATM Program”). During the quarter ended March 31, 2024, we did not sell any Class A common stock under the ATM Program. As of March 31, 2024, we had a remaining capacity to sell up to $107.1 million of our Class A common stock under the ATM Program.
Material Cash Requirements
The following table summarizes our material cash requirements as of March 31, 2024 related to leases and borrowings:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(in thousands)
Processing minimums(1)	$3,205	$2,785	$420	$—	$—
Facility leases	15,140	5,144	7,327	1,752	917
2023 Senior Secured Credit Facility and related interest(2)	470,698	29,290	58,581	382,827	—
Exchangeable Notes and related interest(3)	26,452	26,452	—	—	—
Contingent consideration(4)	3,969	3,868	101	—	—
Total	$519,464	$67,539	$66,429	$384,579	$917
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
2.We estimated interest payments through the maturity of our 2023 Senior Secured Credit Facility by applying the interest rate of 8.55% in effect on the outstanding balance as of March 31, 2024, plus the unused fee rate of 0.30% in effect as of March 31, 2024.
3.The chart set forth above calculates interest payments through the maturity of our Exchangeable Notes by applying the coupon interest rate of 1.0% on the principal balance as of March 31, 2024 of $26.2 million.
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
As of March 31, 2024, the total amount due under the Tax Receivable Agreement was $40.3 million, and payments to the Continuing Equity Owners related to exchanges through March 31, 2024 will range from $0 to $3.3 million per year and are expected to be paid over the next 24 years. The amounts recorded as of March 31, 2024, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.
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
As of March 31, 2024, there have been no significant changes to our critical accounting estimates disclosed in the Form 10-K filed with the SEC on November 22, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of March 31, 2024, the 2023 Senior Secured Credit Facility, as amended, consisted of a $450 million revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up, as of any date of determination, the greater of $100 million and 100% of consolidated EBITDA (as defined in the 2023 Senior Secured Credit Facility) for the most recently completed four quarter period (subject to the receipt of additional commitments for any such incremental loan amounts).
As of March 31, 2024, the 2023 Senior Secured Credit Facility accrued interest at Term SOFR (based upon an interest period of one, three or six months), plus 0.10%, plus an applicable margin of 2.00% to 3.00% (3.00% at March 31, 2024), or the base rate (defined as the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%, plus an applicable margin of 1.00% to 2.00%) (2.00% at March 31, 2024), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the 2023 Senior Secured Credit Facility requires us to pay unused commitment fees of 0.15% to 0.30% (0.30% as of March 31, 2024) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.00% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The 2023 Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.0 to 1.0 (ii) a maximum total leverage ratio of 5.0 to 1.0.
As of March 31, 2024, we were in compliance with these covenants, and there was $103.8 million available for borrowing under the revolving credit facility, subject to the financial covenants.
As of March 31, 2024, we had borrowings outstanding of $346.2 million outstanding under the 2023 Senior Secured Credit Facility. A 1.0% increase or decrease in the interest rate applicable to such borrowing (which was the Term SOFR rate) would have had a $3.5 million dollar impact on the results of the business.
Foreign Currency Exchange Rate Risk
As a result of our international operations, we are also exposed to foreign currency exchange rate risks. Because our international operations are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our consolidated results of operations, financial position, or cash flows for the three months ended March 31, 2024.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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
On February 8, 2024, we announced that our Board of Directors had initiated a process to explore a potential sale of certain assets related to our Merchant Services business. This process is ongoing. There is no assurance that the process to explore the sale of the Merchant Services business will result in any definitive agreement or any transaction, or if the transaction is completed, the timing or terms of any such transaction. Moreover, there can be no assurance that any potential transaction, if identified, evaluated and consummated, will provide additional value to our stockholders and will not adversely impact the market price of our Class A common stock.
Speculation regarding any developments related to the review of a potential sale of our Merchant Services business and perceived uncertainties related to the future of the Company could cause the market price of our Class A common stock to fluctuate significantly or to decline. In addition, there can be no assurance that exploring a potential sale of our Merchant Services business will not cause the diversion of management’s attention, interfere with our ability to retain or attract key personnel, adversely impact important business relationships, adversely impact our financial results, or expose us to potential litigation. In addition, we have incurred, and may continue to incur, significant transaction expenses in connection with this process. If we are unable to mitigate these or other potential risks related to the exploration of a potential sale, our business and financial results may be adversely affected.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None. Without limiting the generality of the foregoing, during the six months ended March 31, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL and contained in Exhibit 101.

____________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

i3 Verticals, Inc.

		By:	/s/ Clay Whitson
Clay Whitson
Chief Financial Officer

Date:	May 10, 2024