Form 10-Q
period 2024-06-30
i3 Verticals, Inc.
filed 2024-08-09
CIK 1728688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of August 8, 2024, there were 23,756,157 outstanding shares of Class A common stock, $0.0001 par value per share, and 10,032,676 outstanding shares of Class B common stock, $0.0001 par value per share.

PART I. - FINANCIAL INFORMATION
Item 1.    Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	June 30,	September 30,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$9,745	$3,105
Accounts receivable, net	48,655	50,785
Settlement assets	1,355	4,873
Prepaid expenses and other current assets	11,279	9,512
Current assets held for sale	237,002	17,269
Total current assets	308,036	85,544
Property and equipment, net	8,928	10,059
Restricted cash	2,396	4,215
Capitalized software, net	56,634	58,057
Goodwill	269,192	267,983
Intangible assets, net	154,039	163,149
Deferred tax asset	50,307	52,514
Operating lease right-of-use assets	9,564	11,815
Other assets	2,626	8,803
Long-term assets held for sale	—	219,354
Total assets	$861,722	$881,493

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$5,955	$6,369
Current portion of long-term debt	26,223	—
Accrued expenses and other current liabilities	22,827	33,580
Settlement obligations	1,355	4,873
Deferred revenue	29,497	32,785
Current portion of operating lease liabilities	3,477	3,657
Current liabilities held for sale	13,953	12,197
Total current liabilities	103,287	93,461
Long-term debt, less current portion and debt issuance costs, net	347,892	385,081
Long-term tax receivable agreement obligations	40,441	40,079
Operating lease liabilities, less current portion	6,949	8,968
Other long-term liabilities	17,238	23,078
Long-term liabilities held for sale	—	2,530
Total liabilities	515,807	553,197
Commitments and contingencies (see Note 13)
Stockholders' equity
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2024 and September 30, 2023	—	—
Class A common stock, par value $0.0001 per share, 150,000,000 shares authorized; 23,442,698 and 23,253,272 shares issued and outstanding as of June 30, 2024 and September 30, 2023, respectively	2	2
Class B common stock, par value $0.0001 per share, 40,000,000 shares authorized; 10,032,676 and 10,093,394 shares issued and outstanding as of June 30, 2024 and September 30, 2023, respectively	1	1
Additional paid-in capital	267,176	249,688
Accumulated deficit	(17,513)	(12,944)
Total stockholders' equity	249,666	236,747
Non-controlling interest	96,249	91,549
Total equity	345,915	328,296
Total liabilities and equity	$861,722	$881,493

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended June 30,		Nine months ended June 30, 2024
	2024	2023	2024	2023

Revenue	$56,037	$57,260	$169,059	$168,138

Operating expenses
Other costs of services	4,722	3,944	13,540	11,272
Selling, general and administrative	45,033	45,045	131,548	132,510
Depreciation and amortization	6,969	6,665	21,216	19,289
Change in fair value of contingent consideration	(18)	6,183	(545)	9,891
Total operating expenses	56,706	61,837	165,759	172,962

(Loss) income from operations	(669)	(4,577)	3,300	(4,824)

Other expenses (income)
Interest expense, net	7,906	6,725	22,307	18,414
Other income	—	(92)	(2,150)	(295)
Total other expenses	7,906	6,633	20,157	18,119

Loss before income taxes	(8,575)	(11,210)	(16,857)	(22,943)

Provision for (benefit from) income taxes	5,271	(292)	3,507	(500)

Net loss from continuing operations	(13,846)	(10,918)	(20,364)	(22,443)
Net income from discontinued operations, net of income taxes	5,548	4,840	16,950	16,342
Net loss	(8,298)	(6,078)	(3,414)	(6,101)

Net loss from continuing operations attributable to non-controlling interest	(2,416)	(2,392)	(3,944)	(5,702)
Net income from discontinued operations attributable to non-controlling interest	1,663	1,469	5,099	4,960
Net (loss) income attributable to non-controlling interest	(753)	(923)	1,155	(742)

Net loss from continuing operations attributable to i3 Verticals, Inc.	(11,430)	(8,526)	(16,420)	(16,741)
Net income from discontinued operations attributable to i3 Verticals, Inc.	3,885	3,371	11,851	11,382
Net loss attributable to i3 Verticals, Inc.	$(7,545)	$(5,155)	$(4,569)	$(5,359)

Net loss per share attributable to Class A common stockholders from continuing operations:
Basic	$(0.49)	$(0.37)	$(0.70)	$(0.72)
Diluted	$(0.49)	$(0.37)	$(0.70)	$(0.72)
Net income per share attributable to Class A common stockholders from discontinued operations:
Basic	$0.17	$0.15	$0.51	$0.49
Diluted	$0.15	$0.13	$0.46	$0.44
Net loss per share attributable to Class A common stockholders:
Basic and diluted	$(0.32)	$(0.22)	$(0.20)	$(0.23)
Weighted average shares of Class A common stock outstanding:
Basic	23,420,811	23,179,638	23,339,598	23,104,212
Diluted, for continuing operations	23,420,811	23,179,638	23,339,598	23,104,212
Diluted, for discontinued operations	33,707,331	33,845,584	33,781,826	33,956,879
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2023	23,253,272	$2	10,093,394	$1	$249,688	$(12,944)	$91,549	$328,296
Equity-based compensation	—	—	—	—	6,508	—	—	6,508
Net income	—	—	—	—	—	1,098	438	1,536
Exercise of equity-based awards	25,898	—	—	—	(10)	—	—	(10)
Sale of exchangeable note hedges	—	—	—	—	1,483	—	—	1,483
Repurchases of warrants	—	—	—	—	(657)	—	—	(657)
Allocation of equity to non-controlling interests	—	—	—	—	(2,450)	—	2,450	—
Balance at December 31, 2023	23,279,170	2	10,093,394	1	254,562	(11,846)	94,437	337,156
Equity-based compensation	—	—	—	—	5,777	—	—	5,777
Net income	—	—	—	—	—	1,878	1,470	3,348
Redemption of common units in i3 Verticals, LLC	40,718	—	(40,718)	—	384	—	(384)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	42	—	—	42
Exercise or release of equity-based awards	96,630	—	—	—	(223)	—	—	(223)
Allocation of equity to non-controlling interests	—	—	—	—	(1,300)	—	1,300	—
Balance at March 31, 2024	23,416,518	2	10,052,676	1	259,242	(9,968)	96,823	346,100
Equity-based compensation	—	—	—	—	5,102	—	—	5,102
Net loss	—	—	—	—	—	(7,545)	(753)	(8,298)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(839)	(839)
Redemption of common units in i3 Verticals, LLC	20,000	—	(20,000)	—	192	—	(192)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	4,300	—	—	4,300
Exercise of equity-based awards	6,180	—	—	—	(450)	—	—	(450)
Allocation of equity to non-controlling interests	—	—	—	—	(1,210)	—	1,210	—
Balance at June 30, 2024	23,442,698	$2	10,032,676	$1	$267,176	$(17,513)	$96,249	$345,915

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

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,414)	$(6,101)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,865	26,849
Equity-based compensation	17,387	20,846
Amortization of debt issuance costs	897	1,312
Gain on repurchase of exchangeable notes	(2,397)	—
Loss on sale of exchangeable senior note hedges	245	—
Gain on repurchases of warrants	(105)	—
Provision for deferred income taxes	4,078	1,860
Non-cash lease expense	3,534	3,464
Changes in non-cash contingent consideration expense from original estimate	(545)	9,905
Other non-cash adjustments to net income	793	946
Changes in operating assets:
Accounts receivable	7,574	2,961
Prepaid expenses and other current assets	(1,398)	(200)
Other assets	(1,076)	(980)
Changes in operating liabilities:
Accounts payable	(415)	(1,111)
Accrued expenses and other current liabilities	(6,718)	(1,548)
Acquisition escrow obligations	(1,820)	(8,370)
Deferred revenue	(3,141)	(9,319)
Operating lease liabilities	(3,510)	(3,339)
Other long-term liabilities	(2)	2
Contingent consideration paid in excess of original estimates	(6,566)	(10,807)
Net cash provided by operating activities	33,266	26,370

Cash flows from investing activities:
Expenditures for property and equipment	(2,434)	(3,110)
Proceeds from sale of property and equipment	618	—
Expenditures for capitalized software	(9,223)	(8,914)
Purchases of merchant portfolios and residual buyouts	(4,585)	(462)
Acquisitions of businesses, net of cash and restricted cash acquired	(1,100)	(101,997)
Payments for other investing activities	(39)	(1,227)
Proceeds from other investing activities	8	295
Net cash used in investing activities	(16,755)	(115,415)
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Nine months ended June 30,
	2024	2023
Cash flows from financing activities:
Proceeds from revolving credit facility	296,043	310,436
Payments on revolving credit facility	(217,149)	(222,055)
Payments for repurchase of exchangeable notes	(87,840)	—
Proceeds from sale of exchangeable senior note hedges	1,238	—
Payments for repurchases of warrants	(552)	—
Payments of debt issuance costs	(906)	(694)
Net (payments for) proceeds from settlement obligations(1)	(3,518)	3,253
Cash paid for contingent consideration	(760)	(4,835)
Payments for required distributions to members for tax obligations	(1,117)	—
Proceeds from stock option exercises	25	154
Payments for employee's tax withholdings from net settled stock option exercises and RSU releases	(679)	(777)
Net cash (used in) provided by financing activities	(15,215)	85,482

Net increase (decrease) in cash, cash equivalents and restricted cash	1,296	(3,563)
Cash, cash equivalents and restricted cash at beginning of period	12,400	23,765
Cash, cash equivalents and restricted cash at end of period	$13,696	$20,202

Supplemental disclosure of cash flow information:
Cash paid for interest	$21,773	$14,488
Cash paid for income taxes	$6,984	$1,931
_________________________________________
1.Refer to Note 3 for discussion of the change in the current period presentation.
The following tables provide reconciliations of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to that shown in the condensed consolidated statements of cash flows:

	September 30,
	2023	2022
Beginning balance
Cash and cash equivalents	$3,112	$3,490
Settlement assets	4,873	7,540
Restricted cash	4,415	12,735
Total cash, cash equivalents, and restricted cash	$12,400	$23,765

	June 30,
	2024	2023
Ending balance
Cash and cash equivalents	$9,745	$5,043
Settlement assets	1,355	10,793
Restricted cash	2,596	4,366
Total cash, cash equivalents, and restricted cash	$13,696	$20,202
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

2. DISCONTINUED OPERATIONS
During the three months ended June 30, 2024, the Company made the strategic decision to discontinue a significant segment of its operations constituting its Merchant Services Business (as defined below). In this regard, on June 26, 2024, i3 Verticals, Inc., i3 Verticals, LLC and i3 Holdings Sub, Inc., a wholly-owned subsidiary of i3 Verticals, LLC, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Payroc Buyer, LLC ("Payroc") and Payroc WorldAccess LLC. Pursuant to the terms of the Purchase Agreement, Payroc would purchase the equity interests of certain direct and indirect wholly-owned subsidiaries of i3 Verticals, LLC and i3 Holdings Sub, Inc. (such wholly-owned subsidiaries, the "Acquired Entities") comprising the Merchant Services segment as well as certain non-core assets within the Company's Software and Services segment related to the Non-profit and Property Management vertical markets, including its associated proprietary technology (collectively, the "Merchant Services Business"), after giving effect to the contribution of certain assets (the "Contribution") and the assignment of certain liabilities associated with the Merchant Services Business from i3 Verticals, LLC and certain affiliates thereof to the Acquired Entities pursuant to a contribution agreement to be entered into immediately prior to the closing of the transactions pursuant to the Purchase Agreement (such transactions, collectively, the "Transactions"). The purchase price payable by Payroc to the Company for the equity interests of the Merchant Services Business would be $440,000 (the “Purchase Price”), payable in cash upon the closing of the Transactions, subject to adjustments for closing net working capital and other purchase price adjustments provided in the Purchase Agreement.
The closing of the Transactions is subject to certain closing conditions set forth in the Purchase Agreement, including the expiration or termination of the waiting period applicable to the Transactions under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Waiting Period"), the absence of certain legal impediments, the accuracy of the representations of the other party (subject to certain materiality qualifiers specified in the Purchase Agreement), the compliance by the other party of its covenants under the Purchase Agreement in all material respects, and, in the case of Payroc's closing obligations, the delivery by the Company of certain consents associated with the Merchant Services Business and the absence of any material adverse effect with respect to the Merchant Services Business. The HSR Waiting Period expired on August 5, 2024. The consummation of the sale is expected to occur during the three months ending September 30, 2024.
As a result of the anticipated sale of the Merchant Services Business pursuant to the terms of the Purchase Agreement, certain assets and liabilities of the Merchant Services Business met the held for sale criteria and the

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
disposal group also met the criteria for discontinued operations reporting as of June 30, 2024. As such, the financial results and related assets and liabilities of this discontinued segment have been presented separately from continuing operations in the accompanying unaudited condensed consolidated financial statements. The Company evaluated the disposal group for possible impairment and determined that it was more likely than not that the fair value of the reporting unit exceeded carrying value based on the purchase price of the Transactions less estimated incremental costs to sell. As such, the Company expects to record a gain on the sale upon closing of the Transactions.
In connection with the closing of the Transactions, the Company will enter into a Transition Services Agreement, pursuant to which, among other things, the Company or affiliates thereof will provide certain information technology and operational transition services to Payroc for a period of time after the closing, and a Processing Services Agreement with Payroc, pursuant to which the parties will provide certain payment processing services to customers of each party following the closing in accordance with the terms thereof.
Aggregate costs incurred related to the Transactions during the nine months ended June 30, 2024 were approximately $2,626 and were expensed as incurred. These costs include fees for third-party advisory, consulting, legal and professional services, as well as other items associated with the Transactions that are incremental in nature. The expenses are reflected within selling, general and administrative expenses within the Company's condensed consolidated statements of operations.
The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations of the Merchant Services Business:

	June 30,	September 30,
	2024	2023

Assets
Current assets
Cash and cash equivalents	$—	$7
Accounts receivable, net	16,158	14,325
Prepaid expenses and other current assets	2,510	2,937
Total current assets	18,668	17,269
Property and equipment, net	1,942	2,249
Restricted cash	200	200
Capitalized software, net	4,026	4,520
Goodwill	141,580	141,580
Intangible assets, net	62,276	63,803
Operating lease right-of-use assets	3,047	2,107
Other assets	5,263	4,895
Total assets	$237,002	$236,623

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$4,712	$4,695
Accrued expenses and other current liabilities	2,959	4,160
Deferred revenue	1,934	2,490
Current portion of operating lease liabilities	1,162	852
Total current liabilities	10,767	12,197
Operating lease liabilities, less current portion	2,017	1,465
Other long-term liabilities	1,169	1,065
Total liabilities	$13,953	$14,727

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The financial results of the Merchant Services Business are presented as income from discontinued operations, net of income taxes on the Company’s consolidated statements of operations. The following table presents financial results of Merchant Services Business for the three and nine months ended June 30, 2024 and 2023:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023

Revenue	$38,383	$36,671	$111,893	$105,694

Operating expenses
Other costs of services	18,116	16,588	50,902	48,259
Selling, general and administrative	10,305	10,381	31,484	31,123
Depreciation and amortization	3,088	2,493	8,649	7,560
Change in fair value of contingent consideration	—	—	—	14
Total operating expenses	31,509	29,462	91,035	86,956

Income from operations	6,874	7,209	20,858	18,738

Interest expense, net	—	—	56	—

Pretax income from discontinued operations	6,874	7,209	20,802	18,738
Provision for income taxes	1,326	2,369	3,852	2,396
Net income from discontinued operations	5,548	4,840	16,950	16,342

Net income from discontinued operations attributed to non-controlling interest	1,663	1,469	5,099	4,960
Net income from discontinued operations attributable to i3 Verticals, Inc.	3,885	3,371	11,851	11,382
The Company has elected to not separately disclose discontinued operations on its condensed consolidated statement of cash flows. The following table presents cash flows from discontinued operations for major captions on the condensed consolidated financial statements:

	Nine months ended June 30,
	2024	2023
Depreciation and amortization	$8,649	$7,560
Equity-based compensation	$2,576	$3,062
Non-cash lease expense	$803	$774
Contingent consideration paid in excess of original estimates	$—	$(3,211)
Expenditures for property and equipment	$(626)	$(1,136)
Expenditures for capitalized software	$(817)	$(1,101)
Purchases of merchant portfolios and residual buyouts	$(4,585)	$(462)
Acquisitions of businesses, net of cash and restricted cash acquired	$—	$(4,497)
Right-of-use assets obtained in exchange for operating lease obligations	$1,739	$785

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the reporting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the unaudited condensed consolidated financial statements of the Company and its subsidiaries as of June 30, 2024 and for the three and nine months ended June 30, 2024 and 2023. The results of operations for the three and nine months ended June 30, 2024 and 2023 are not necessarily indicative of the operating results for the full year.
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
Principles of Consolidation
These interim condensed consolidated financial statements include the accounts of the Company and its subsidiary companies. All intercompany accounts and transactions have been eliminated in consolidation.
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
Settlement Assets and Obligations
Settlement assets and obligations result when funds are temporarily held or owed by the Company on behalf of merchants, consumers, schools, and other institutions. Timing differences, interchange expenses, merchant reserves and exceptional items cause differences between the amount received from the card networks and the amount funded to counterparties. These balances arising in the settlement process are reflected as settlement assets and obligations on the accompanying consolidated balance sheets. With the exception of merchant reserves, settlement assets or settlement obligations are generally collected and paid within one to four days. Settlement assets and settlement obligations were both $1,355 as of June 30, 2024 and $4,873 as of September 30, 2023, respectively.
Reclassifications
Certain prior period amounts have been reclassified in order to conform with the current period presentation. These reclassifications have no impact on the Company’s previously reported consolidated net income (loss).
Discontinued operations
The results of operations for the Company's Merchant Services Business have been reclassified as discontinued operations for all periods presented in the condensed consolidated statements of operations. Assets

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
and liabilities subject to the sale of the Merchant Services Business have been reclassified as held for sale for all periods presented in the condensed consolidated balance sheets. Refer to Note 2 for additional information.
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
The following tables present the effects of the change in presentation within the Condensed Consolidated Statements of Cash Flows:

	For the Nine Months Ended June 30, 2024
	As Previously Reported	Adjustment	As Adjusted
Cash flows from operating activities:
Settlement obligations	(3,518)	3,518	—
Net cash provided by operating activities	29,748	3,518	33,266

Cash flows from financing activities:
Net payments for settlement obligations	—	(3,518)	(3,518)
Net cash used in financing activities	(11,697)	(3,518)	(15,215)

	For the Nine Months Ended June 30, 2023
	As Previously Reported	Adjustment	As Adjusted
Cash flows from operating activities:
Settlement obligations	3,253	(3,253)	—
Net cash provided by operating activities	29,623	(3,253)	26,370

Cash flows from financing activities:
Net proceeds from settlement obligations	—	3,253	3,253
Net cash provided by financing activities	82,229	3,253	85,482
Inventories
Inventories consist of point-of-sale equipment to be sold to customers and are stated at the lower of cost, determined on a weighted average or specific basis, or net realizable value. Inventories were $2,254 and $2,038 at June 30, 2024 and September 30, 2023, respectively, and are included within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets. In connection with the anticipated sale of the Merchant Services Business pursuant to the terms of the Purchase Agreement, $1,886 and $2,100 at June 30, 2024 and September 30, 2023, respectively, of the Company's inventories were classified as "Assets held for sale" in the accompanying condensed consolidated balance sheets and were not included in these amounts.

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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Company's revenue from continuing operations for the nine months ended June 30, 2024 and 2023 is derived from the following sources:
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
Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed or a specified per transaction amount. The Company frequently enters into agreements with customers under which the customer engages the Company to provide both payment authorization services and transaction settlement services for all of the cardholder transactions of the customer, regardless of which issuing bank and card network to which the transaction relates. The Company’s core performance obligations are to stand ready to provide continuous access to the Company’s payment authorization services and transaction settlement services in order to be able to process as many transactions as its customers require on a daily basis over the contract term. These services are stand ready obligations, as the timing and quantity of transactions to be processed is not determinable. Under a stand-ready obligation, the Company’s performance obligation is defined by each time increment rather than by the underlying activities satisfied over time based on days elapsed. Because the service of standing ready is substantially the same each day and has the same pattern of transfer to the customer, the Company has determined that its stand-ready performance obligation comprises a series of distinct days of service. Discount fees are recognized each day based on the volume or transaction count at the time the merchants’ transactions are processed.
The Company follows the requirements of ASC 606-10-55 Revenue from Contracts with Customers—Principal versus Agent Considerations, which states that the determination of whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement. The determination of gross versus net recognition of revenue requires judgment that depends on whether the Company controls the good or service before it is transferred to the merchant or whether the Company is acting as an agent of a third party. The assessment is provided separately for each performance obligation identified. Under its agreements, the Company incurs interchange and network pass-through charges from the third-party card issuers and card networks, respectively, related to the provision of payment authorization services. The Company has determined that it is acting as an agent with respect to these payment authorization services, based on the following factors: (1) the Company has no discretion over which card issuing bank will be used to process a transaction and is unable to direct the activity of the merchant to another card issuing bank, and (2) interchange and card network rates are pre-established by the card issuers or card networks, and the Company has no latitude in determining these fees. Therefore, revenue allocated to the payment authorization performance obligation is presented net of interchange and card network fees paid to the card issuing banks and card networks, respectively, for the nine months ended June 30, 2024 and 2023.

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
The tables below present a disaggregation of the Company's revenue from contracts with customers by product for continuing operations. In connection with the anticipated sale of the Merchant Services Business pursuant to the terms of the Purchase Agreement, the revenues relates to the Acquired Entities were classified as "discontinued operations" in the accompanying condensed consolidated statement of operations and were not included in these amounts. The Company's products are defined as follows:
•Software and related services — Includes SaaS, transaction-based fees, ongoing software maintenance and support, software licenses and other professional services related to our software offerings
•Payments — Includes discount fees and other related fixed transaction or service fees
•Other — Includes sales of equipment, non-software related professional services and other revenues

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023
Software and related services revenue	$41,419	$43,696
Payments revenue	11,867	10,895
Other revenue	2,751	2,669
Total revenue	$56,037	$57,260

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

	For the Nine Months Ended June 30, 2024	For the Nine Months Ended June 30, 2023
Software and related services revenue	$123,419	$125,421
Payments revenue	38,116	35,320
Other revenue	7,524	7,397
Total revenue	$169,059	$168,138
The tables below present a disaggregation of the Company's revenue from contracts with customers from continuing operations by timing of transfer of goods or services. The Company's revenue included in each category are defined as follows:
•Revenue earned over time — Includes discount fees, sales of SaaS, ongoing support or other stand-ready obligations and professional services
•Revenue earned at a point in time — Includes point in time service fees that are not stand-ready obligations, software licenses sold as functional intellectual property and other equipment

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023
Revenue earned over time	$52,809	$52,919
Revenue earned at a point in time	3,228	4,341
Total revenue	$56,037	$57,260

	For the Nine Months Ended June 30, 2024	For the Nine Months Ended June 30, 2023
Revenue earned over time	$159,490	$154,816
Revenue earned at a point in time	9,569	13,322
Total revenue	$169,059	$168,138
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
As of June 30, 2024 and September 30, 2023, the Company’s contract assets from contracts with customers was $8,558 and $15,131, respectively.
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
The following tables present the changes in deferred revenue as of and for the nine months ended June 30, 2024 and 2023, respectively:

Balance at September 30, 2023	$32,985
Deferral of revenue	19,156
Recognition of unearned revenue	(14,681)
Balance at December 31, 2023	37,460
Deferral of revenue	11,005
Recognition of unearned revenue	(12,820)
Balance at March 31, 2024	$35,645
Deferral of revenue	9,587
Recognition of unearned revenue	(14,850)
Balance at June 30, 2024	$30,382

Balance at September 30, 2022	$29,228
Deferral of revenue	18,649
Recognition of unearned revenue	(12,954)
Balance at December 31, 2022	34,923
Deferral of revenue	9,418
Recognition of unearned revenue	(13,206)
Balance at March 31, 2023	$31,135
Deferral of revenue	7,622
Recognition of unearned revenue	(14,283)
Balance at June 30, 2023	$24,474
Costs to Obtain and Fulfill a Contract
The Company capitalizes incremental costs to obtain new contracts and contract renewals and amortizes these costs on a straight-line basis as an expense over the benefit period, which is generally the contract term, unless a commensurate payment is not expected at renewal. As of June 30, 2024 and September 30, 2023, the Company had $869 and $632, respectively, of capitalized contract costs, which relates to commissions paid to employees and agents as well as other incentives given to customers to obtain new sales, included within “Other assets" on the condensed consolidated balance sheets. The Company recorded expense from continuing operations related to these costs of $24 and $64 for the three and nine months ended June 30, 2024, respectively and $13 and $33 for the three and nine months ended June 30, 2023. In connection with the anticipated sale of the Merchant Services Business pursuant to the terms of the Purchase Agreement, $4,729 and $4,334 at June 30, 2024 and September 30, 2023, respectively, of the Company's capitalized contract costs were classified as "Assets held for sale" in the accompanying condensed consolidated balance sheets and were not included in these amounts.
The Company expenses sales commissions as incurred for the Company's sales commission plans that are paid on recurring monthly revenues, portfolios of existing customers, or have a substantive stay requirement prior to payment.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Other Cost of Services
Other costs of services include costs directly related to the Company's software and related services, such as hosting expenses. Additionally, other costs of services include costs directly attributable related to payment processing services such as processing and bank sponsorships. Losses resulting from chargebacks against a customer are included in other cost of services. Residual payments to our distribution partners and the cost of equipment sold is also included in cost of services. Other costs of services are recognized at the time the related revenue is recognized.
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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 improves interim disclosure requirements for segment reporting, including clarifications regarding the measure of profit and loss used to assess segment performance and the allocation of resources. Further, it enhances the disclosures for reporting segment expenses and will require the Company to report significant expenses regularly provided by the chief operating decision maker. The amendment will require companies to disclose a more granular level of information with regards to segment reporting to further enhance the transparency of what specified amounts are included within each segment. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will not be required to adopt ASU 2023-07 until October 1, 2024. The Company is currently evaluating the impact of the adoption of ASU 2023-07 on the Company’s financial statement disclosures.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
4. ACQUISITIONS
During the nine months ended June 30, 2024 and 2023, the Company acquired the following intangible assets and businesses:
Business Combinations during the nine months ended June 30, 2024
During the nine months ended June 30, 2024 the Company completed the acquisition of a business to expand the Company’s software offerings. Total purchase consideration was $1,270, including $1,100 in cash consideration, funded by proceeds from the Company's revolving credit facility, and $170 of contingent consideration.
In connection with this acquisition, the Company allocated approximately $5 to property and equipment, approximately $40 to capitalized software, approximately $220 to customer relationships and the remainder, approximately $1,005, to goodwill, all of which is deductible for tax purposes. Certain of the purchase price allocations assigned for this acquisition is considered preliminary as of June 30, 2024. The acquired customer relationships intangible assets have an estimated amortization periods of ten years. The acquired capitalized software have amortization periods of seven years.
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
In connection with this acquisition, the Company allocated approximately $159 of the consideration to net working capital, approximately $374 to property and equipment, approximately $670 to capitalized software, approximately $8,400 to customer relationships, approximately $100 to trade names, and the remainder, approximately $12,229, to goodwill, of which $2,864 is deductible for tax purposes, and approximately $2,178 to other long-term liabilities. Certain of the purchase price allocations assigned for one of these acquisitions is considered preliminary as of June 30, 2024. The acquired capital software and customer relationships intangible asset have estimated amortization periods of seven to eight years and ten to fifteen years, respectively.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
A summary of the Company's prepaid expenses and other current assets as of June 30, 2024 and September 30, 2023 is as follows:

	June 30,	September 30,
	2024	2023
Inventory	$2,254	$2,038
Prepaid licenses	2,897	3,107
Prepaid insurance	469	682
Notes receivable — current portion	195	4
Other current assets	5,464	3,681
Prepaid expenses and other current assets(1)	$11,279	$9,512
__________________________
1.In connection with the anticipated sale of the Merchant Services Business pursuant to the terms of the Purchase Agreement, $2,510 and $2,937 at June 30, 2024 and September 30, 2023, respectively, of the Company's prepaid expenses and other current assets were classified as "Assets held for sale" in the accompanying condensed consolidated balance sheets and were not included in these amounts.

6. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill are as follows:

Total
Balance at September 30, 2023(1)	$267,983
Goodwill attributable to preliminary purchase price adjustments and acquisitions during the nine months ended June 30, 2024	1,209
Balance at June 30, 2024(1)	$269,192
__________________________
1.In connection with the anticipated sale of the Merchant Services Business pursuant to the terms of the Purchase Agreement, $141,580 at both June 30, 2024 and September 30, 2023 of the Company's goodwill was classified as "Assets held for sale" in the accompanying condensed consolidated balance sheets and were not included in these amounts.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Intangible assets consisted of the following as of June 30, 2024:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Customer relationships	$187,920	$(35,924)	$151,996	9 to 25 years – accelerated or straight-line
Non-compete agreements	298	(171)	127	3 to 6 years – straight-line
Website and brand development costs	7	(4)	3	3 to 4 years – straight-line
Trade names	4,641	(2,745)	1,896	3 to 7 years – straight-line
Total finite-lived intangible assets	192,866	(38,844)	154,022

Indefinite-lived intangible assets:
Trademarks	17	—	17
Total identifiable intangible assets(1)	$192,883	$(38,844)	$154,039
__________________________
1.In connection with the anticipated sale of the Merchant Services Business pursuant to the terms of the Purchase Agreement, $62,276 at June 30, 2024 of the Company's net identifiable intangible assets was classified as "Assets held for sale" in the accompanying condensed consolidated balance sheets and were not included in these amounts.
Amortization expense from continuing operations for intangible assets amounted to $3,072 and $9,331 for the three and nine months ended June 30, 2024, respectively, and $3,227 and $9,561 for the three and nine months ended June 30, 2023, respectively.
Based on net carrying amounts at June 30, 2024, the Company's estimate of future amortization expense for continuing operations for intangible assets are presented in the table below for fiscal years ending September 30:

2024 (three months remaining)	$3,064
2025	12,249
2026	11,823
2027	11,406
2028	11,243
Thereafter	104,236
$154,022

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
7. ACCRUED EXPENSES AND OTHER LIABILITIES
A summary of the Company's accrued expenses and other current liabilities as of June 30, 2024 and September 30, 2023 is as follows is as follows:

	June 30,	September 30,
	2024	2023
Accrued wages, bonuses, commissions and vacation	$6,745	$6,888
Accrued interest	1,027	1,313
Accrued contingent consideration — current portion	427	6,825
Escrow liabilities	2,146	3,965
Customer deposits	724	380
Employee health self-insurance liability	976	823
Accrued interchange	1,197	1,991
Other current liabilities	9,585	11,395
Accrued expenses and other current liabilities(1)	$22,827	$33,580
__________________________
1.In connection with the anticipated sale of the Merchant Services Business pursuant to the terms of the Purchase Agreement, $2,959 and $4,160 at June 30, 2024 and September 30, 2023, respectively, of the Company's accrued expenses and other current liabilities were classified as "Assets held for sale" in the accompanying condensed consolidated balance sheets and were not included in these amounts.
A summary of the Company's long-term liabilities as of June 30, 2024 and September 30, 2023 is as follows:

	June 30,	September 30,
	2024	2023
Accrued contingent consideration — long-term portion	$111	$1,414
Deferred tax liability — long-term	15,592	18,611
Other long-term liabilities	1,535	3,053
Total other long-term liabilities(1)	$17,238	$23,078
__________________________
1.In connection with the anticipated sale of the Merchant Services Business pursuant to the terms of the Purchase Agreement, $1,169 and $1,065 at June 30, 2024 and September 30, 2023, respectively, of the Company's other long-term liabilities were classified as "Assets held for sale" in the accompanying condensed consolidated balance sheets and were not included in these amounts.
8. LONG-TERM DEBT, NET
A summary of long-term debt, net as of June 30, 2024 and September 30, 2023 is as follows:

		June 30,	September 30,
	Maturity	2024	2023
Revolving lines of credit to banks under the 2023 Senior Secured Credit Facility	May 8, 2028	$351,400	$272,505
1% Exchangeable Senior Notes due 2025	February 15, 2025	26,223	117,000
Debt issuance costs, net		(3,508)	(4,424)
Total long-term debt, net of issuance costs		374,115	385,081
Less current portion of long-term debt		(26,223)	—
Long-term debt, net of current portion		$347,892	$385,081

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
i3 Verticals, LLC issued the Exchangeable Notes pursuant to an Indenture, dated as of February 18, 2020, among i3 Verticals, LLC, the Company and U.S. Bank Trust Company National Association, as trustee (the “Indenture”).
The Exchangeable Notes bear interest at a fixed rate of 1.00% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. In accordance with the terms of the Indenture, beginning on August 15, 2024, the Exchangeable Notes may be exchanged at the option of the holders at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The Exchangeable Notes will mature on February 15, 2025, unless exchanged or repurchased at an earlier date.
For a discussion of the terms of the Exchangeable Notes, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.
Non-cash interest expense, including amortization of debt issuance costs, related to the Exchangeable Notes for the three and nine months ended June 30, 2024 was $61 and $420, respectively and $241 and $701 for the three and nine months ended June 30, 2023. Total unamortized debt issuance costs related to the Exchangeable Notes were $154 and $1,501 as of June 30, 2024 and September 30, 2023, respectively.
During fiscal year 2020, we repurchased $21,000 in aggregate principal amount of Exchangeable Notes in open market purchases. In addition, on December 21, 2023, i3 Verticals, LLC entered into agreements to repurchase an additional portion of its Exchangeable Notes pursuant to privately negotiated transactions with a limited number of holders of the Exchangeable Notes (the "Exchangeable Note Repurchases"). The repurchase payments were determined by the Company’s average stock price over the 15 trading-day measurement period ending January 16, 2024. The closing of the Exchangeable Note Repurchases occurred on January 18, 2024, and the Company paid $87,391 to repurchase $90,777 in aggregate principal amount of its Exchangeable Notes and to repay approximately $386 in accrued interest on the repurchased portion of the Exchangeable Notes. The Company wrote off $926 of debt issuance costs in connection with the repurchase transactions. These repurchases resulted in a decrease in the Company's total leverage ratio, and following the completion of the repurchases of these Exchangeable Notes, approximately $26,223 in aggregate principal amount of the Exchangeable Notes remained outstanding, with terms unchanged. The Company recorded a gain on retirement of debt of $2,397 due to the estimated acquisition price exceeding the net carrying amount of the repurchased portion of the Exchangeable Notes, adjusted for unamortized debt issuance costs and costs and third-party fees related to the transaction.
As of June 30, 2024, the aggregate principal amount outstanding of the Exchangeable Notes was $26,223.
The estimated fair value of the Exchangeable Notes was $25,227 as of June 30, 2024. The estimated fair value of the Exchangeable Notes was determined through consideration of quoted market prices for similar instruments. The fair value is classified as Level 2, as defined in Note 11.
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
In December 2023, the Company paid $119 to the Counterparties to terminate the portion of the Warrants corresponding to the Exchangeable Notes that were repurchased in fiscal year 2020. Also in December 2023, i3 Verticals, LLC entered into agreements with the Counterparties to terminate the portion of the Warrants corresponding to the Exchangeable Note Repurchases. On January 18, 2024, in connection with the Exchangeable Note Repurchases, the Company and i3 Verticals, LLC terminated the corresponding portions of the Warrants ("Warrant Unwinds"), and the Company paid $433 for the repurchase of the Warrant Unwinds and recorded a gain on the repurchase of the Warrant Unwinds of $105.
2023 Senior Secured Revolving Credit Facility
On May 8, 2023, i3 Verticals, LLC (the “Borrower”), entered into that certain Credit Agreement (as amended, the “2023 Senior Secured Credit Facility”) with the guarantors and lenders party thereto and JPMorgan Chase

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Bank, N.A., as administrative agent (“JPMorgan”). The 2023 Senior Secured Credit Facility replaced the prior senior secured credit facility of the Company which was entered into on May 9, 2019 (the "Prior Senior Secured Credit Facility"). The 2023 Senior Secured Credit Facility provides for aggregate commitments of $450 million in the form of a senior secured revolving credit facility (the “Revolver”). In addition, on June 26, 2024, the Borrower entered into the first amendment to the 2023 Senior Secured Credit Facility (the “Amendment”). Among other things, the Amendment permitted the execution of the Purchase Agreement and the consummation of the sale of the Merchant Services Business. Certain provisions of the Amendment were effective as of the date of the Amendment, and certain other provisions are to be effective upon the closing of the sale of the Merchant Services Business pursuant to the terms of the Purchase Agreement.
The 2023 Senior Secured Credit Facility provides that the Borrower has the right to seek additional commitments to provide additional term loan facilities or additional revolving credit commitments in an aggregate principal amount up to, as of any date of determination, the sum of (i) the greater of $100 million and 100% of the Borrower’s consolidated EBITDA (as defined in the 2023 Senior Secured Credit Facility) for the most recently completed four quarter period, plus (ii) the amount of certain prepayments of certain indebtedness, so long as, among other things, after giving pro forma effect to the incurrence of such additional borrowings and any related transactions, the Borrower’s consolidated interest coverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not be less than 3.0 to 1.0 and the Borrower’s consolidated total net leverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not exceed 5.0 to 1.0. As of June 30, 2024, the Borrower's consolidated interest coverage ratio was 3.5x and total leverage ratio was 3.6x.
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
The Adjusted Term SOFR rate will be the rate of interest per annum equal to the Term SOFR rate (based upon an interest period of one, three or six months), plus 0.10%, plus an applicable margin of 2.00% to 3.00% (3.00% at June 30, 2024). The Adjusted Term SOFR rate shall not be less than 0% in any event.
The base rate is a fluctuating rate of interest per annum equal to the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%, plus an applicable margin of 1.00% to 2.00% (2.00% at June 30, 2024). The base rate shall not be less than 1% in any event.

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
In addition to paying interest on outstanding principal under the Revolver, the Borrower will be required to pay a commitment fee equal to the product of between 0.15% and 0.30% (the applicable percentage depending on the Borrower’s consolidated total net leverage ratio as reflected in the schedule above, 0.30% at June 30, 2024) times the actual daily amount by which $450 million exceeds the total amount outstanding under the Revolver and available to be drawn under all outstanding letters of credit.
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
Debt issuance costs
The Company incurred $906 in debt issuance costs during the three and nine months ended June 30, 2024, and incurred $2,814 and $3,079 in debt issuance costs during the three and nine months ended June 30, 2023, respectively. During the nine months ended June 30, 2024, the Company wrote off $926 of debt issuance costs in connection with the Exchangeable Note Repurchases. The Company's debt issuance costs are being amortized over the related term of the debt using the straight-line method, which is not materially different than the effective interest rate method, and are presented net against long-term debt in the condensed consolidated balance sheets. The amortization of deferred debt issuance costs is included in interest expense and amounted to approximately $221 and $897 during the three and nine months ended June 30, 2024, respectively, and $583 and $1,312 during the three and nine months ended June 30, 2023, respectively.

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
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. When the estimate of the annual effective tax rate is unreliable, the Company records its income tax expense or benefit based up on a period to date effective tax rate. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the Company’s estimated tax rate changes, it makes a cumulative adjustment in that period. The Company’s provision for income taxes for continuing operations was a provision of $5,271 and a provision for $3,507 for the three and nine months ended June 30, 2024, respectively and a benefit of $292 and $500 during the three and nine months ended June 30, 2023, respectively.
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
During the nine months ended June 30, 2024, the Company acquired an aggregate of 60,718 Common Units in i3 Verticals, LLC in connection with the redemption of Common Units from the Continuing Equity Owners. which resulted in an increase in the tax basis of our investment in i3 Verticals, LLC subject to the provisions of the Tax Receivable Agreement. As a result of the exchange, during the nine months ended June 30, 2024, the Company recognized an increase to its net deferred tax assets in the amount of $426, and corresponding Tax Receivable Agreement liabilities of $362, representing 85% of the tax benefits due to Continuing Equity Owners.
The deferred tax asset and corresponding Tax Receivable Agreement liability balances were $38,148 and $40,441, respectively, as of June 30, 2024.
Payments to the Continuing Equity Owners related to exchanges through June 30, 2024 will range from $0 to $3,263 per year and are expected to be paid over the next 24 years. The amounts recorded as of June 30, 2024, approximate the current estimate of expected tax savings and are subject to change after the filing of the

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

10. LEASES
The Company’s leases consist primarily of real estate leases throughout the markets in which the Company operates. At contract inception, the Company determines whether an arrangement is or contains a lease, and for each identified lease, evaluates the classification as operating or financing. The Company had no finance leases as of June 30, 2024. Leased assets and obligations are recognized at the lease commencement date based on the present value of fixed lease payments to be made over the term of the lease. Renewal and termination options are factored into determination of the lease term only if the option is reasonably certain to be exercised. The weighted-average remaining lease term at June 30, 2024 and 2023 was two and four years, respectively. The Company had no significant short-term leases during the three and nine months ended June 30, 2024 and 2023.
The Company’s leases do not provide a readily determinable implicit interest rate and the Company uses its incremental borrowing rate to measure the lease liability and corresponding right-of-use asset. The incremental borrowing rates were determined based on a portfolio approach considering the Company’s current secured borrowing rate adjusted for market conditions and the length of the lease term. The weighted-average discount rate used in the measurement of our lease liabilities was 7.6% and 7.7% as of June 30, 2024 and 2023, respectively.
Operating lease cost is recognized on a straight-line basis over the lease term. Operating lease costs from continuing operations were $1,026 and $3,090 for the three and nine months ended June 30, 2024, respectively, and $1,051 and $3,309 for the three and nine months ended June 30, 2023, respectively, which are included in selling, general and administrative expenses in the condensed consolidated statements of operations.
Total operating lease costs from continuing operations include variable lease costs of approximately $138 and $185, for the three and nine months ended June 30, 2024, respectively, and $10 and $28 for the three and nine months ended June 30, 2023, respectively, which are primarily comprised of costs of maintenance and utilities and changes in rates, and are determined based on the actual costs incurred during the period. Variable payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.
Short-term rent expense from continuing operations was $13 and $26 for the three and nine months ended June 30, 2024, respectively, and $0 and $6 for the three and nine months ended June 30, 2023, respectively, and are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
As of June 30, 2024, maturities of lease liabilities for continuing operations are as follows:

Fiscal Years ending September 30:
2024 (three months remaining)	$1,057
2025	4,001
2026	3,304
2027	1,378
2028	601
Thereafter	1,212
Total future minimum lease payments (undiscounted)(1)	11,553
Less: present value discount	(1,127)
Present value of lease liability	$10,426
__________________________
1.Total future minimum lease payments excludes payments of $5 for leases designated as short-term leases, which are excluded from the Company's right-of-use assets. These payments will be made within the next twelve months.

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
The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, settlement assets and obligations, accounts receivable, other assets, accounts payable, and accrued expenses, approximated their fair values as of June 30, 2024 and 2023, because of the relatively short maturity dates on these instruments. The carrying amount of debt approximates fair value as of June 30, 2024 and 2023, because interest rates on these instruments approximate market interest rates.

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

Accrued Contingent Consideration
Balance at September 30, 2023	$8,239
Contingent consideration accrued at time of business combination	170
Change in fair value of contingent consideration included in Operating expenses	(545)
Contingent consideration paid	(7,326)
Balance at June 30, 2024	$538

Accrued Contingent Consideration(1)
Balance at September 30, 2022	$19,636
Contingent consideration accrued at time of business combination	760
Change in fair value of contingent consideration included in Operating expenses	9,891
Contingent consideration paid	(12,431)
Balance at June 30, 2023	$17,856
__________________________
1.In connection with the anticipated sale of the Merchant Services Business pursuant to the terms of the Purchase Agreement, $3,197 at September 30, 2022 of the Company's accrued contingent consideration was classified as "Assets held for sale" in the accompanying condensed consolidated balance sheets and was not included in these amounts.
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
Approximately $427 and $6,825 of contingent consideration was recorded in accrued expenses and other current liabilities as of June 30, 2024 and September 30, 2023, respectively. Approximately $111 and $1,414 of contingent consideration was recorded in other long-term liabilities as of June 30, 2024 and September 30, 2023, respectively.
Disclosure of Fair Values
The Company's financial instruments that are not remeasured at fair value include the Exchangeable Notes (see Note 8). The Company estimates the fair value of the Exchangeable Notes through consideration of quoted market prices of similar instruments, classified as Level 2 as described above. The estimated fair value of the Exchangeable Notes was $25,227 as of June 30, 2024.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
12. EQUITY-BASED COMPENSATION
A summary of equity-based compensation expense for continuing operations recognized during the three and nine months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Stock options	$3,350	$5,240	$11,664	$15,820
Restricted stock units	1,082	884	3,147	1,964
Equity-based compensation expense	$4,432	$6,124	$14,811	$17,784
In connection with the anticipated sale of the Merchant Services Business, $670 and $2,576 of the Company's equity-based compensation expense was classified as "net income from discontinued operations" in the accompanying condensed consolidated statements of operations during the three and nine months ended June 30, 2024, respectively, and $1,074 and $3,062 during the three and nine months ended June 30, 2023, respectively.
Amounts are included in general and administrative expense on the condensed consolidated statements of operations. Current and deferred income tax benefits for continuing operations of $703 and $2,416 were recognized during the three and nine months ended June 30, 2024, respectively, and $1,227 and $3,294 during the three and nine months ended June 30, 2023, respectively.
In May 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) under which the Company may grant up to 3,500,000 stock options and other equity-based awards to employees, directors and officers. The number of shares of Class A common stock available for issuance under the 2018 Plan includes an annual increase on the first day of each calendar year equal to 4.0% of the outstanding shares of all classes of the Company's common stock as of the last day of the immediately preceding calendar year, unless the Company’s board of directors determines prior to the last trading day of December of the immediately preceding calendar year that the increase shall be less than 4.0%. As of June 30, 2024, equity awards with respect to 1,414,294 shares of the Company's Class A common stock were available for grant under the 2018 Plan.
In September 2020, the Company adopted the 2020 Acquisition Equity Incentive Plan (the “2020 Inducement Plan”) under which the Company may grant up to 1,500,000 stock options and other equity-based awards to individuals that were not previously employees of the Company or its subsidiaries in connection with acquisitions, as a material inducement to the individual's entry into employment with the Company or its subsidiaries within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. In May 2021, the Company amended the 2020 Inducement Plan to increase the number of shares of the Company's Class A common stock available for issuance from 1,500,000 to 3,000,000 shares. As of June 30, 2024, equity awards with respect to 1,348,698 shares of the Company's Class A common stock were available for grant under the 2020 Inducement Plan.
Share-based compensation expense includes the estimated effects of forfeitures, which will be adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
A summary of stock option activity for the nine months ended June 30, 2024 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at September 30, 2023	8,576,670	$25.16
Granted	944,556	19.23
Exercised	(45,254)	18.42
Forfeited	(303,458)	27.61
Outstanding at June 30, 2024	9,172,514	$24.50

Exercisable at June 30, 2024	6,789,792	$25.20
The weighted-average grant date fair value of stock options granted during the nine months ended June 30, 2024 was $10.54.
As of June 30, 2024, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $18,692, which is expected to be recognized over a weighted-average period of 2.64 years. The Company's policy is to account for forfeitures of stock-based compensation awards as they occur.
The total fair value of stock options that vested during the three and nine months ended June 30, 2024 was $4,078 and 21,326, respectively.
In connection with the anticipated sale of the Merchant Services Business pursuant to the terms of the Purchase Agreement, it is expected that the Company will fully accelerate the vesting period for 198,482 options (to the extent not previously vested) held by employees of the Merchant Services Business immediately prior to the closing of the Transactions pursuant to the Purchase Agreement.
Restricted Stock Units
The Company has issued Class A common stock in the form of restricted stock units ("RSUs") under the 2018 Plan.
A summary of activity related to restricted stock units for the nine months ended June 30, 2024 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2023	874,024	$24.95
Granted	275,584	19.30
Vested	(177,409)	25.70
Forfeited	(48,735)	24.47
Outstanding at June 30, 2024	923,464	$23.15
As of June 30, 2024, total unrecognized compensation expense related to unvested RSUs, including an estimate for pre-vesting forfeitures, was $13,308, which is expected to be recognized over a weighted average period of 2.81 years.
The total fair value of RSUs that vested during the three and nine months ended June 30, 2024 was $144 and $4,560, respectively.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
In connection with the anticipated sale of the Merchant Services Business pursuant to the terms of the Purchase Agreement, it is expected that, the Company will fully accelerate the vesting period for 173,480 RSUs (to the extent not previously vested) held by employees of the Merchant Services Business immediately prior to the closing of the Transactions pursuant to the Purchase Agreement.

13. COMMITMENTS AND CONTINGENCIES
Leases
The Company utilizes office space and equipment under operating leases. Rent expense from continuing operations under these leases amounted to $1,039 and $3,116 during the three and nine months ended June 30, 2024, respectively, and $1,051 and $3,315 during the and three and nine months ended June 30, 2023, respectively. Refer to Note 10 for further discussion and a table of the future minimum payments under these leases.
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
The Petition was amended on October 4, 2021 to amend and expand the putative class and subsequently removed to the United States District Court for the Middle District of Louisiana. The Petition seeks monetary

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
damages for the cost of network remediation of $15,000 purportedly spent by the State and $7,000 purportedly spent by the Plaintiffs, return of purchase prices, potential additional expenses related to remediation and any obligation to notify parties of an alleged data breach as and if required by applicable law, and reasonable attorneys’ fees. The claimed damages relate to a third-party remote access software product used in connection with services provided by S&S to certain Louisiana law enforcement districts and alleged inadequacies in the Company’s cybersecurity practices. Plaintiffs moved to remand the action to state court on November 5, 2021, and the motion was referred to a magistrate to make a report and recommendation to the district court judge. On July 5, 2022, the magistrate recommended that the matter be remanded to state court. On July 19, 2022, the Company and all other defendants filed objections to the recommendation. On August 3, 2022, the Plaintiffs filed a response to those objections. On August 16, 2022, the district court granted the Plaintiffs’ motion to remand, and all Defendants appealed. Oral argument on this motion in front of the United States Fifth Circuit Court of Appeals took place on April 4, 2023, and on September 1, 2023, the Fifth Circuit panel affirmed the District Court order to remand the case back to state court. On September 29, 2023, all Defendants-Appellants filed a Petition for Rehearing En Banc, which the Plaintiffs-Appellees opposed on October 12, 2023. As a result of Defendants’ petition, the Fifth Circuit held its mandate, effectively staying the effective date of its decision, but the Fifth Circuit ultimately denied the petition for rehearing on February 22, 2024, sending the case back to the 19th Judicial District Court for the Parish of East Baton Rouge, where the case remains pending.
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

14. RELATED PARTY TRANSACTIONS
In connection with the Company’s IPO, the Company and i3 Verticals, LLC entered into a Tax Receivable Agreement with the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that it actually realizes, or in some circumstances, is deemed to realize in its tax reporting, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of Common Units of i3 Verticals, LLC for Class A common stock of i3 Verticals, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. See Note 9 for further information. As of June 30, 2024, the total amount due under the Tax Receivable Agreement was $40,441.

15. SEGMENTS
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
As noted above, the Company entered into the Purchase Agreement on June 26, 2024, which provides for the sale of the equity interests of the Acquired Entities comprising the Merchant Services Business, after giving effect to the Contribution. As a result of the anticipated sale of the Merchant Services Business pursuant to the Purchase Agreement, certain assets and liabilities of the Merchant Services Business met the held for sale criteria and the disposal group also met the criteria for discontinued operations reporting as of June 30, 2024. As such, the historical results of the Merchant Services Business have been reflected as discontinued operations in our condensed consolidated financial statements, and the Company no longer presents a Merchant Services segment. See Note 2 to our condensed consolidated financial statements for additional information.
After giving effect to these developments, the Company's core business for continuing operations is delivering seamlessly integrated software and payment solutions to customers in strategic vertical markets. This is accomplished through the Software and Services segment.
The Software and Services segment delivers vertical market software solutions to customers across all of the Company's strategic vertical markets. These solutions often include embedded payments or other recurring services.
The Other category includes corporate overhead expenses when presenting reportable segment information.
The Company's merchant services business previously represented a reportable segment prior to being reclassified, along with certain non-core assets within the Software and Services segment, as discontinued operations. As a result of these developments, the Company's continuing operations represent only one reportable segment. Therefore, the Company has not disclosed results from continuing operations or from discontinued operations by segment.
16. NON-CONTROLLING INTEREST
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
As of June 30, 2024 and 2023, respectively, i3 Verticals, Inc. owned 23,442,698 and 23,193,447 of i3 Verticals, LLC's Common Units, representing a 70.0% and 69.6% economic ownership interest in i3 Verticals, LLC.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following table summarizes the impact on equity due to changes in the Company's ownership interest in i3 Verticals, LLC:

	Nine Months Ended June 30,
	2024	2023
Net income (loss) attributable to non-controlling interest	$1,155	$(742)
Transfers (from) to non-controlling interests:
Distributions to non-controlling interest holders	(839)	—
Redemption of common units in i3 Verticals, LLC	(576)	(86)
Allocation of equity to non-controlling interests	4,960	2,033
Net transfers to non-controlling interests	3,545	1,947
Change from net income attributable to non-controlling interests and net transfers to non-controlling interests	$4,700	$1,205

17. EARNINGS PER SHARE
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock from continuing operations for the three and nine months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Basic and diluted net loss per share:
Numerator
Net loss	$(13,846)	$(10,918)	$(20,364)	$(22,443)
Less: Net loss attributable to non-controlling interest	(2,416)	(2,392)	(3,944)	(5,702)
Net loss attributable to Class A common stockholders	$(11,430)	$(8,526)	$(16,420)	$(16,741)
Denominator
Weighted average shares of Class A common stock outstanding	23,420,811	23,179,638	23,339,598	23,104,212
Basic and diluted net loss per share(1)	$(0.49)	$(0.37)	$(0.70)	$(0.72)
__________________________
1.For the three and nine months ended June 30, 2024 and 2023, all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net loss per share of Class A common stock:
a.10,052,017 and 10,079,057 weighted average shares of Class B common stock for the three and nine months ended June 30, 2024, respectively, and 10,108,218 and 10,112,471 weighted average shares of Class B common stock for the three and nine months ended June 30, 2023, respectively, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive.
b.7,764,984 and 7,981,615 stock options for the three and nine months ended June 30, 2024, respectively, and 5,729,321 and 5,673,655 stock options for the three and nine months ended June 30, 2023, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
c.234,503 and 363,171 shares for the three and nine months ended June 30, 2024, respectively, and 557,728 and 740,196 shares for the three and nine months ended June 30, 2023, respectively, resulting from estimated stock option exercises and restricted stock units vesting as calculated by the treasury stock method were excluded because of the effect of including them would have been anti-dilutive.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock from discontinued operations for the three and nine months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Basic net income per share:
Numerator
Net income	$5,548	$4,840	$16,950	$16,342
Less: Net income attributable to non-controlling interest	1,663	1,469	5,099	4,960
Net income attributable to Class A common stockholders	$3,885	$3,371	$11,851	$11,382
Denominator
Weighted average shares of Class A common stock outstanding	23,420,811	23,179,638	23,339,598	23,104,212
Basic net income per share	$0.17	$0.15	$0.51	$0.49

Diluted net income per share:
Numerator
Net income attributable to Class A common stockholders	$3,885	$3,371	$11,851	$11,382
Reallocation of net income assuming conversion of common units(1)	1,256	1,103	3,852	3,724
Net income attributable to Class A common stockholders - diluted	5,141	4,474	15,703	15,106

Denominator
Weighted average shares of Class A common stock outstanding	23,420,811	23,179,638	23,339,598	23,104,212
Weighted average effect of dilutive securities(2)	10,286,520	10,665,946	10,442,228	10,852,667
Weighted average shares of Class A common stock outstanding - diluted	33,707,331	33,845,584	33,781,826	33,956,879
Diluted net income per share	$0.15	$0.13	$0.46	$0.44

__________________________
1.The reallocation of net income assuming conversion of common units represents the tax effected net income attributable to non-controlling interest using the effective income tax rates described in Note 9 above and assuming all common units of i3 Verticals, LLC were exchanged for Class A common stock at the beginning of the period. The common units of i3 Verticals, LLC held by the Continuing Equity Owners are potentially dilutive securities, and the computations of pro forma diluted net income per share assume that all common units of i3 Verticals, LLC were exchanged for shares of Class A common stock at the beginning of the period.
2.For the three and nine months ended June 30, 2024 and 2023, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net income per share of Class A common stock:
a.7,764,984 and 7,981,615 stock options for the three and nine months ended June 30, 2024, respectively, and 5,729,321 and 5,673,655 stock options for the three and nine months ended June 30, 2023, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock from the consolidated operations for three and nine months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Basic and diluted net loss per share:
Numerator
Net loss	$(8,298)	$(6,078)	$(3,414)	$(6,101)
Less: Net loss attributable to non-controlling interest	(753)	(923)	1,155	(742)
Net loss attributable to Class A common stockholders	$(7,545)	$(5,155)	$(4,569)	$(5,359)
Denominator
Weighted average shares of Class A common stock outstanding	23,420,811	23,179,638	23,339,598	23,104,212
Basic and diluted net loss per share(1)	$(0.32)	$(0.22)	$(0.20)	$(0.23)
__________________________
1.For the three and nine months ended June 30, 2024 and 2023, all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net loss per share of Class A common stock:
a.10,052,017 and 10,079,057 weighted average shares of Class B common stock for the three and nine months ended June 30, 2024, respectively, and 10,108,218 and 10,112,471 weighted average shares of Class B common stock for the three and nine months ended June 30, 2023, respectively, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive.
b.7,764,984 and 7,981,615 stock options for the three and nine months ended June 30, 2024, respectively, and 5,729,321 and 5,673,655 stock options for the three and nine months ended June 30, 2023, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.234,503 and 363,171 shares for the three and nine months ended June 30, 2024, respectively, and 557,728 and 740,196 shares for the three and nine months ended June 30, 2023, respectively, resulting from estimated stock option exercises and restricted stock units vesting as calculated by the treasury stock method were excluded because of the effect of including them would have been anti-dilutive.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
In September 2022 the Company made the irrevocable election to settle the principal portion of its Exchangeable Notes only in cash, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net loss per share, if applicable. The conversion spread will have a dilutive impact on diluted net loss per share of common stock when the average market price of the Company's Class A common stock for a given period exceeds the exchange price of $40.87 per share for the Exchangeable Notes.
The Warrants sold in connection with the issuance of the Exchangeable Notes are considered to be dilutive when the average price of the Company's Class A common stock during the period exceeds the Warrants' stock price of $62.88 per share. The effect of the additional shares that may be issued upon exercise of the Warrants will be included in the weighted average shares of Class A common stock outstanding—diluted using the treasury stock method. The Note Hedge Transactions purchased in connection with the issuance of the Exchangeable Notes are considered to be anti-dilutive and therefore do not impact our calculation of diluted net income per share. Refer to Note 8 for further discussion regarding the Exchangeable Notes.
Shares of the Company's Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

18. SIGNIFICANT NON-CASH TRANSACTIONS
The Company engaged in the following significant non-cash investing and financing activities related to continuing operations during the nine months ended June 30, 2024 and 2023:

	Nine months ended June 30,
	2024	2023
Acquisition date fair value of contingent consideration in connection with business combinations	$170	$760
Replacement of the Prior Senior Secured Credit Facility with the 2023 Senior Secured Credit Facility	$—	$284,000
Debt issuance costs financed with proceeds from the 2023 Senior Secured Credit Facility	$—	$2,386
Accrued interest financed with proceeds from the 2023 Senior Secured Credit Facility	$—	$1,617
Right-of-use assets obtained in exchange for operating lease obligations	$538	$917

19. SUBSEQUENT EVENTS
Acquisition of a Business
On August 1, 2024, the Company completed an acquisition of a business that will expand the Company's permitting and licensing software offerings in the Public Sector vertical within the Software and Services segment. Purchase consideration for the business included $18,000 in cash funded by proceeds from the Company's revolving credit facility, the issuance of 311,634 shares of the Company's Class A common stock in a private placement, and an amount of contingent consideration as more specifically described below.
Certain provisions in the purchase agreement provide for additional consideration of up to $22,000, in the aggregate, to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreement, through no later than July 2027. The Company is in process of determining the acquisition date fair values of the liabilities for the contingent consideration based on discounted cash flow analyses. In each

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
subsequent reporting period, the Company will reassess its current estimates of performance relative to the targets and adjust the contingent liabilities to their fair values through earnings.
The effect of the acquisition will be included in the condensed consolidated statements of operations beginning August 1, 2024.
The Company is still evaluating the allocations of the preliminary purchase consideration and pro forma results of operations.
Share Repurchase Program
On August 8, 2024, the Company announced that its Board of Directors had approved a new share repurchase program for the Company’s Class A common stock, under which the Company may repurchase up to $50 million of outstanding shares of Class A common stock. This share repurchase program will terminate on the earlier of August 8, 2025, or when the maximum dollar amount under the authorization has been expended. Pursuant to this authorization, repurchases may be made from time to time in the open market, through privately negotiated transactions, or otherwise. In addition, any repurchases under the authorization will be subject to prevailing market conditions, liquidity and cash flow considerations, applicable securities laws requirements (including under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as applicable), and other factors.
Taking into account restrictions under the 2023 Senior Secured Credit Facility, the Company does not anticipate making any repurchases under this authorization until the closing of the transactions under the Purchase Agreement. This share repurchase program does not require the Company to acquire any amount of shares of Class A common stock, and may be extended, modified, suspended or discontinued at any time.

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
•the impact of recent decisions of the U.S. Supreme Court regarding the actions of federal agencies;
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
•risks related to the exchange feature of the Exchangeable Notes;
•risks related to the anticipated sale of our Merchant Services Business pursuant to the terms of the Purchase Agreement; and
•the "Risk Factors" included in our Form 10-K and included in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any.
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
Liquidity
At June 30, 2024, we had $9.7 million of cash and cash equivalents and $98.6 million of available capacity under our 2023 Senior Secured Credit Facility subject to our financial covenants. As of June 30, 2024, we were in compliance with these covenants with a consolidated interest coverage ratio and total leverage ratio 3.5x, and 3.6x, respectively. For additional information about our Exchangeable Notes and 2023 Senior Secured Credit Facility, see the section entitled “Liquidity and Capital Resources” below.
Recent Developments
Anticipated Sale of Merchant Services Business
On June 26, 2024, i3 Verticals, Inc., i3 Verticals, LLC, and i3 Holdings Sub, Inc., a wholly-owned subsidiary of i3 Verticals, LLC, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Payroc Buyer, LLC ("Payroc") and Payroc WorldAccess LLC. Pursuant to the terms of the Purchase Agreement, Payroc would purchase the equity interests of certain direct and indirect wholly-owned subsidiaries (the "Acquired Entities") of i3 Verticals, LLC and i3 Holdings Sub, Inc. (i3 Verticals, LLC and i3 Holdings Sub, Inc., collectively, the "Sellers") comprising the Merchant Services segment as well as certain assets within our Software and Services segment related to the Non-profit and Property Management vertical markets, including its associated proprietary technology (collectively, the "Merchant Services Business"), after giving effect to the contribution of certain assets and the assignment of certain liabilities associated with the Merchant Services Business from i3 Verticals, LLC and certain affiliates thereof to the Acquired Entities pursuant to a contribution agreement to be entered into immediately prior to the closing of the transactions pursuant to the Purchase Agreement (such transactions, collectively, the "Transactions"). Pursuant to the terms of the Contribution Agreement, i3 Verticals, LLC and its affiliates would retain certain liabilities related to the Merchant Services Business. The purchase price payable by Payroc to us for the equity interests of the Merchant Services Business would be $440 million (the “Purchase Price”), payable in cash upon the closing of the Transactions, subject to adjustments for closing net working capital and other purchase price adjustments provided in the Purchase Agreement.
The closing of the Transactions is subject to certain closing conditions set forth in the Purchase Agreement, including the expiration or termination of the waiting period applicable to the Transactions under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Waiting Period"), the absence of certain legal impediments, the accuracy of the representations of the other party (subject to certain materiality qualifiers specified in the Purchase Agreement), the compliance by the other party of its covenants under the Purchase Agreement in all material respects, and, in the case of Payroc's closing obligations, the delivery by us of certain consents associated with the Merchant Services Business and the absence of any material adverse effect with respect to the Merchant Services Business. The HSR Waiting Period expired on August 5, 2024. The consummation of the sale is expected to occur during the three months ending September 30, 2024.
The Purchase Agreement provides that at the closing of the Transactions, and as a condition to the closing obligations of the parties, the parties and/or their affiliates will enter into certain ancillary agreements, including (i) a transition services agreement, pursuant to which, among other things, the Sellers and/or affiliates thereof will provide certain information technology and operational transition services to Payroc for a period of time after the closing, (ii) a processing services agreement, pursuant to which the parties will provide certain payment processing services to customers of each party, and (iii) a restrictive covenant agreement, pursuant to which i3 Verticals, Inc. and Sellers will be bound by certain confidentiality covenants, non-competition and business relation non-solicitation covenants (with a term ending on the fifth anniversary of the closing of the Transactions) and employee non-solicitation covenants (with a term ending on the third anniversary of the closing of the Transactions), subject to certain limitations, as provided therein.

As noted above, as a result of the anticipated sale of the Merchant Services Business pursuant to the Purchase Agreement, the historical results of the Merchant Services Business have been reflected as discontinued operations in our condensed consolidated financial statements, and the Company no longer presents a Merchant Services Business segment. See Notes 2 and 15 to our condensed consolidated financial statements for additional information.
For additional information regarding the Purchase Agreement and the Transactions, see the Current Report on Form 8-K filed by us on June 26, 2024.
Aggregate costs incurred related to the Transactions during the nine months ended June 30, 2024 were approximately $2,626 and were expensed as incurred. These costs include fees for third-party advisory, consulting, legal and professional services, as well as other items associated with the Transactions that are incremental in nature. The expenses are reflected within selling, general and administrative expenses within our condensed consolidated statements of operations.
Acquisitions
Recent acquisitions
Effective August 1, 2024, we completed the acquisition of a business to expand our permitting and licensing software offerings in the Public Sector vertical. Total purchase consideration was $18.0 million in cash funded by the proceeds from our revolving credit facility, the issuance of 311,634 shares of our Class A common stock in a private placement, and an amount of contingent consideration of up to $22.0 million, in the aggregate, to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreement, through no later than July 2027. The Company is in process of determining the acquisition date fair values of the liabilities for the contingent consideration based on discounted cash flow analyses.
Acquisitions during the nine months ended June 30, 2024
During the nine months ended June 30, 2024, we completed the acquisition of one business to expand our software offerings. Total purchase consideration was $1.3 million, including $1.1 million in cash funded by the proceeds from our revolving credit facility and $0.2 million in contingent consideration.
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
During the nine months ended June 30, 2023, we completed the acquisition of two other businesses to expand our software offerings. Total purchase consideration was $19.8 million, including $17.0 million in cash funded by the proceeds from our revolving credit facility, the issuance of $2.0 million of our Class A common stock in a private placement, and $0.8 million in contingent consideration.

Our Revenue and Expenses
Revenues
We generate revenue from software and related services revenue, including the sale of subscriptions, recurring services, ongoing support, licenses, and installation and implementation services specific to software. We also generate revenue from volume-based payment processing fees (“discount fees”) that we provide to our customers directly through our software. Volume-based fees represent a percentage of the dollar amount of each credit or debit transaction processed. Revenues are also derived from a variety of fixed transaction or service fees, including authorization fees, convenience fees, statement fees, annual fees and fees for other miscellaneous services, such as handling chargebacks.

Interchange and network fees. Interchange and network fees consist primarily of pass-through fees that make up a portion of discount fee revenue. These include assessment fees payable to card associations, which are a percentage of the processing volume we generate from Visa and Mastercard. These fees are presented net of revenue.
Expenses
Other costs of services. Other costs of services include costs directly related to our software and related services, such as hosting expenses. Additionally, other costs of services include costs directly attributable related to payment processing services such as processing and bank sponsorships. Losses resulting from chargebacks against a customer are included in other cost of services. Residual payments to our distribution partners and the cost of equipment sold is also included in cost of services. Other costs of services are recognized at the time the related revenue is recognized.
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
How We Assess Our Business
As noted above, as a result of the anticipated sale of the Merchant Services Business pursuant to the Purchase Agreement, the historical results of the Merchant Services Business have been reflected as discontinued operations in our condensed consolidated financial statements, and the Company no longer presents a Merchant Services Business segment.
Software and Services
Our Software and Services segment delivers vertical market software solutions to customers across all of our strategic vertical markets. These solutions often include embedded payments or other recurring services.

Other
Our Other category includes corporate overhead expenses, when presenting reportable segment information.
For additional information on our segments, see Note 15 to our condensed consolidated financial statements.
Key Performance Indicators
We evaluate our performance through key performance indicators, including:
•annualized recurring revenue ("ARR");
•software and related services as a percentage of total revenue; and
•the dollar volume of payments our customers process through us (“payment volume”).

ARR is the annualized revenue derived from software-as-a-service (“SaaS”) arrangements, transaction-based software-revenue, software maintenance, recurring software-based services, payments revenue and other recurring revenue sources within the quarter. This excludes contracts that are not recurring or are one-time in nature. We focus on ARR because it helps us to assess the health and trajectory of our business. ARR does not have a standardized definition and is therefore unlikely to be comparable to similarly titled measures presented by other companies. It should be reviewed independently of revenue and it is not a forecast. Additionally, ARR does not take into account seasonality. The active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers. ARR from continuing operations for the three months ended June 30, 2024 and 2023 was $181.3 million and $174.5 million, respectively, representing a period-to-period growth rate of 4%.
Software and related services revenue includes the sale of subscriptions, recurring services, ongoing support, licenses, and installation and implementation services specific to software. We focus on software and related services revenue as a percentage of total revenue because it is a strategic goal to expand the software services we provide our customers. Software and related services typically result in long-term partnerships with strong recurring revenues. Software and related services revenue as a percentage of total revenue from continuing operations for the three months ended June 30, 2024 and 2023 was 74% and 76%.
Our payment volume from continuing operations for the three months ended June 30, 2024 and 2023 was $497.5 million and $409.7 million, respectively, representing a period-to-period growth rate of 21.4%. Our payment volume from continuing operations for the nine months ended June 30, 2024 and 2023 was $1,608.8 million and $1,387.7 million, respectively, representing a period-to-period growth rate of 16%. We focus on payment volume because it is a reflection of the scale and economic activity of our customer base and because a significant part of our revenue is derived as a percentage of our customers’ dollar volume receipts. Payment volume reflects the addition of new customers and same store payment volume growth of existing customers, partially offset by customer attrition during the period.
We no longer consider processing margin to be a key performance indicator as a result of the fact that such metric is associated with our Merchant Services Business, which is anticipated to be sold pursuant to the Purchase Agreement and is now reflected in discontinued operations.

Results of Operations
As a result of the anticipated sale of the Merchant Services Business pursuant to the terms of the Purchase Agreement, the historical results of the Merchant Services Business have been reflected as discontinued operations in our condensed consolidated financial statements. Prior period results of operations and balance sheet information have been recast to reflect this presentation, and the discussion below relates to our continuing operations after giving effect to the reclassification for the Merchant Services Business as discontinued operations.
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
The following table presents our historical results of operations for the periods indicated:

	Three Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	%

Revenue	$56,037	$57,260	$(1,223)	(2.1)%

Operating expenses
Other costs of services	4,722	3,944	778	19.7%
Selling, general and administrative	45,033	45,045	(12)	—%
Depreciation and amortization	6,969	6,665	304	4.6%
Change in fair value of contingent consideration	(18)	6,183	(6,201)	n/m
Total operating expenses	56,706	61,837	(5,131)	(8.3)%

Loss from continuing operations	(669)	(4,577)	3,908	(85.4)%

Other expenses
Interest expense, net	7,906	6,725	1,181	17.6%
Other income	—	(92)	92	(100.0)%
Total other expenses	7,906	6,633	1,273	19.2%

Loss before income taxes	(8,575)	(11,210)	2,635	(23.5)%

Provision for (benefit from) income taxes	5,271	(292)	5,563	n/m

Net loss from continuing operations	(13,846)	(10,918)	(2,928)	26.8%
Net income from discontinued operations, net of income taxes	5,548	4,840	708	14.6%
Net loss	(8,298)	(6,078)	(2,928)	48.2%

Net income from continuing operations attributable to non-controlling interest	(2,416)	(2,392)	(24)	1.0%
Net loss from discontinued operations attributable to non-controlling interest	1,663	1,469	194	13.2%
Net loss attributable to non-controlling interest	(753)	(923)	170	(18.4)%

Net loss attributable to i3 Verticals, Inc. from continuing operations	$(11,430)	$(8,526)	$(2,904)	34.1%
Net income attributable to i3 Verticals, Inc. from discontinued operations	$3,885	$3,371	$514	15.2%
Net loss attributable to i3 Verticals, Inc.	$(7,545)	$(5,155)	$(2,390)	46.4%
n/m = not meaningful

Revenue
Revenue decreased $1.2 million, or 2.1%, to $56.0 million for the three months ended June 30, 2024 from $57.3 million for the three months ended June 30, 2023. This decrease was primarily driven by a decrease of $3.1 million in software license revenue and professional services revenue, partially offset by an increase of $1.7 million in recurring revenues, primarily in our Public Sector vertical.
Other Costs of Services
Other costs of services increased $0.8 million, or 19.7%, to $4.7 million for the three months ended June 30, 2024 from $3.9 million for the three months ended June 30, 2023. This increase was primarily driven by an increase in software cost of services of $0.3 million and an increase in payment volume, resulting in increases in processing costs of $0.3 million for the three months ended June 30, 2024 from the three months ended June 30, 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses slightly decreased $12 thousand to $45.0 million for the three months ended June 30, 2024 from the three months ended June 30, 2023. This decrease was primarily driven by a decrease in employment expenses of $1.9 million for the three months ended June 30, 2024 from the three months ended June 30, 2023, partially offset by $1.8 million in transaction costs related to the anticipated sale of the Merchant Services Business during the three months ended June 30, 2024.
Depreciation and Amortization
Depreciation and amortization increased $0.3 million, or 4.6%, to $7.0 million for the three months ended June 30, 2024 from $6.7 million for the three months ended June 30, 2023. Amortization expense increased $0.5 million to $2.5 million for the three months ended June 30, 2024 from $2.0 million for the three months ended June 30, 2023 primarily due to an increase in capitalized software project releases. Depreciation expense decreased $0.1 million to $4.5 million for the three months ended June 30, 2024 from $4.6 million for the three months ended June 30, 2023.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a benefit of $18 thousand for the three months ended June 30, 2024 related to adjustments to the expected present value of consideration to be paid for earnouts. The change in fair value of contingent consideration for the three months ended June 30, 2023 was a charge of $6.2 million.
Interest Expense, net
Interest expense, net, increased $1.2 million, or 17.6%, to $7.9 million for the three months ended June 30, 2024 from $6.7 million for the three months ended June 30, 2023. The increase reflects a higher average interest rate and a higher average outstanding debt balance for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.
Other income
There was no other income during the three months ended June 30, 2024. Other income of $0.1 million during the three months ended June 30, 2023 reflects contingent consideration received for an investment that was sold in a prior year.
Provision for Income Taxes
The provision for income taxes increased to a provision for $5.3 million for the three months ended June 30, 2024 from a benefit of $0.3 million for three months ended June 30, 2023. Our effective tax rate was (61)% for the three months ended June 30, 2024. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company. The income of majority owned i3 Verticals, LLC is not taxed and the separate loss of the Company has minimal tax effect due to the allocations from i3 Verticals, LLC. i3 Verticals, Inc. is subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.

Net income from discontinued operations, net of income taxes
Net income from discontinued operations, net of income tax, increased $0.7 million, or 14.6%, to $5.5 million for the three months ended June 30, 2024 from $4.8 million for the three months ended June 30, 2023. See Note 2 to our condensed consolidated financial statements for additional information and detail on the financial results of discontinued operations.
Revenue from discontinued operations increased $1.7 million, partially offset by an increase of $1.5 million in other cost of services for discontinued operations for the three months ended June 30, 2024 from the three months ended June 30, 2023. These increases were primarily driven by increases in payments volume.

Nine Months Ended June 30, 2024 Compared to Nine Months Ended June 30, 2023
The following table presents our historical results of operations for the periods indicated:

	Nine Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	%

Revenue	$169,059	$168,138	$921	0.5%

Operating expenses
Other costs of services	13,540	11,272	2,268	20.1%
Selling, general and administrative	131,548	132,510	(962)	(0.7)%
Depreciation and amortization	21,216	19,289	1,927	10.0%
Change in fair value of contingent consideration	(545)	9,891	(10,436)	n/m
Total operating expenses	165,759	172,962	(7,203)	(4.2)%

Income (loss) from continuing operations	3,300	(4,824)	8,124	n/m

Other expenses (income)
Interest expense, net	22,307	18,414	3,893	21.1%
Other income	(2,150)	(295)	(1,855)	628.8%
Total other expenses	20,157	18,119	2,038	11.2%

Loss before income taxes	(16,857)	(22,943)	6,086	(26.5)%

Provision for (benefit from) income taxes	3,507	(500)	4,007	n/m

Net loss from continuing operations	(20,364)	(22,443)	2,079	(9.3)%
Net income from discontinued operations, net of income taxes	16,950	16,342	608	3.7%
Net loss	(3,414)	(6,101)	2,079	(34.1)%

Net income from continuing operations attributable to non-controlling interest	(3,944)	(5,702)	1,758	(30.8)%
Net loss from discontinued operations attributable to non-controlling interest	5,099	4,960	139	2.8%
Net income (loss) attributable to non-controlling interest	1,155	(742)	1,897	n/m

Net loss attributable to i3 Verticals, Inc. from continuing operations	$(16,420)	$(16,741)	$321	(1.9)%
Net income attributable to i3 Verticals, Inc. from discontinued operations	$11,851	$11,382	$469	4.1%
Net loss attributable to i3 Verticals, Inc.	$(4,569)	$(5,359)	$790	(14.7)%
n/m = not meaningful

Revenue
Revenue increased $0.9 million, or 0.5%, to $169.1 million for the nine months ended June 30, 2024 from $168.1 million for the nine months ended June 30, 2023. This increase was driven by incremental revenue from an acquisition of $1.5 million, net of intercompany eliminations, which was within the Software and Services segment, and an organic increase of $7.0 million in recurring revenues for the nine months ended June 30, 2024 from the nine months ended June 30, 2023. The increases were partially offset by a decrease in software license revenue and professional services revenue of $7.8 million for the nine months ended June 30, 2024 from the nine months ended June 30, 2023.
Other Costs of Services
Other costs of services increased $2.3 million, or 20.1%, to $13.5 million for the nine months ended June 30, 2024 from $11.3 million for the nine months ended June 30, 2023. This increase was primarily driven by an increase in software cost of services of $1.0 million and an increase in payment volume, resulting in increases in processing costs of $0.8 million for the nine months ended June 30, 2024 from the nine months ended June 30, 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $1.0 million, or 0.7%, to $131.5 million for the nine months ended June 30, 2024 from $132.5 million for the nine months ended June 30, 2023. This decrease was primarily driven by a decrease in employment expenses of $3.0 million, travel expense of $0.2 million, and advertising expenses of $0.2 million for the nine months ended June 30, 2024 from the nine months ended June 30, 2023, partially offset by $2.6 million of costs incurred during the nine months ended June 30, 2024 related to the anticipated sale of the Merchant Services Business.
Depreciation and Amortization
Depreciation and amortization increased $1.9 million, or 10.0%, to $21.2 million for the nine months ended June 30, 2024 from $19.3 million for the nine months ended June 30, 2023. Amortization expense increased $1.6 million to $19.2 million for the nine months ended June 30, 2024 from $17.6 million for the nine months ended June 30, 2023 primarily due to an increase in capitalized software project releases and acquisitions completed during the 2023 fiscal year. Depreciation expense increased $0.3 million to $2.0 million for the nine months ended June 30, 2024 from $1.7 million for the nine months ended June 30, 2023.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a benefit of $0.5 million for the nine months ended June 30, 2024 related to adjustments to the expected present value of consideration to be paid for earnouts. The change in fair value of contingent consideration for the nine months ended June 30, 2023 was a charge of $9.9 million.
Interest Expense, net
Interest expense, net, increased $3.9 million, or 21.1%, to $22.3 million for the nine months ended June 30, 2024 from $18.4 million for the nine months ended June 30, 2023. The increase reflects a higher average interest rate and a higher average outstanding debt balance for the nine months ended June 30, 2024, as compared to the nine months ended June 30, 2023.
Other income
Other income increased $1.9 million to $2.2 million for the nine months ended June 30, 2024 from other income of $0.3 million for the nine months ended June 30, 2023. Other income during the nine months ended June 30, 2024 reflects the gain on the Exchangeable Note Repurchases and gain on Warrant Unwinds, net of the loss on Note Hedge Unwinds and loss on the sale of a building purchased through acquisition. Other income during the nine months ended June 30, 2023 reflects contingent consideration received for an investment that was sold in a prior year.

Provision for Income Taxes
The provision for income taxes increased to a provision of $3.5 million for the nine months ended June 30, 2024 from a benefit of $0.5 million for nine months ended June 30, 2023. Our effective tax rate was 21% for the nine months ended June 30, 2024. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company. The income of majority owned i3 Verticals, LLC is not taxed and the separate loss of the Company has minimal tax effect due to the allocations from i3 Verticals, LLC. i3 Verticals, Inc. is subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.
Net income from discontinued operations, net of income taxes
Net income from discontinued operations, net of income tax, increased $0.6 million, or 3.7%, to $17.0 million for the nine months ended June 30, 2024 from $16.3 million for the nine months ended June 30, 2023. See Note 2 to our condensed consolidated financial statements for additional information and detail on the financial results of discontinued operations.
Revenue from discontinued operations increased $6.2 million, partially offset by an increase of $2.6 million in other cost of services for discontinued operations for the nine months ended June 30, 2024 from the nine months ended June 30, 2023. These increases were primarily driven by increases in payments volume. Additionally, the provision for income taxes increased $1.5 million and depreciation and amortization increased $1.1 million, which also offset the increase in revenue for the nine months ended June 30, 2024 from the nine months ended June 30, 2023.
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

Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash from operating activities. As of June 30, 2024, we had $9.7 million of cash and cash equivalents and available borrowing capacity of $98.6 million under our 2023 Senior Secured Credit Facility, subject to the financial covenants. We usually minimize cash balances by making payments on our revolving line of credit to minimize borrowings and interest expense. As of June 30, 2024, we had borrowings outstanding of $351.4 million under the 2023 Senior Secured Credit Facility. For additional information about our 2023 Senior Secured Credit Facility, see the section entitled "— 2023 Senior Secured Credit Facility" below.

Our primary cash needs are to fund working capital requirements, invest in our technology infrastructure, fund acquisitions and related contingent consideration, make scheduled principal and interest payments on our outstanding indebtedness and pay tax distributions to members of i3 Verticals, LLC, and, following the completion of the transactions under the Purchase Agreement, potential repurchases of shares of Class A common stock under our share repurchase program, as discussed below. We consistently have positive cash flow provided by operations and expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under the 2023 Senior Secured Credit Facility will be sufficient to fund our operations and planned capital expenditures, to service our debt obligations, to pay tax distributions to members of i3 Verticals, LLC, and make potential repurchases of shares of Class A common stock under our share repurchase program for at least the next twelve months and foreseeable future. Our growth strategy includes acquisitions. We expect to fund acquisitions through a combination of net cash from operating activities, borrowings under our 2023 Senior Secured Credit Facility and through the issuance of equity and debt securities. As a holding company, we depend on distributions or loans from i3 Verticals, LLC to access funds earned by our operations. The covenants contained in the 2023 Senior Secured Credit Facility may restrict i3 Verticals, LLC’s ability to provide funds to i3 Verticals, Inc.
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
Our 2023 Senior Secured Credit Facility, as amended, requires us to maintain a consolidated interest coverage ratio not less than 3.0 to 1.0 and total leverage ratio not exceeding 5.0 to 1.0. As of June 30, 2024, we were in compliance with these covenants with a consolidated interest coverage ratio and total leverage ratio of 3.5x and 3.6x, respectively. Although we believe our liquidity position remains strong, there can be no assurance that we will be able to raise additional funds, in the form of debt or equity, or to amend our 2023 Senior Secured Credit Facility on terms acceptable to us, if at all, even if we determined such actions were necessary in the future. Upon the completion of the transactions pursuant to the Purchase Agreement, we anticipate using the net proceeds from such transactions to fully satisfy the outstanding amount of the Revolver under the 2023 Senior Secured Credit Facility at such time, and to use the remaining net proceeds for general corporate purposes, which may include repurchases under our share repurchase authorization as described below. In addition, upon the completion of the transactions pursuant to the Purchase Agreement, [in connection with the taxable income that will be recognized for federal income tax purposes by the members of i3 Verticals, LLC, a pass-through entity, in connection therewith, we expect that i3 Verticals, LLC will be required to make a tax distribution in early 2025 to the members of i3 Verticals, LLC, including i3 Verticals, Inc.
On August 8, 2024, the Company announced that its Board of Directors had approved a new share repurchase program for the Company’s Class A common stock, under which the Company may repurchase up to $50 million of outstanding shares of Class A common stock. This share repurchase program will terminate on the earlier of August 8, 2025, or when the maximum dollar amount under the authorization has been expended. Pursuant to this authorization, repurchases may be made from time to time in the open market, through privately negotiated transactions, or otherwise. In addition, any repurchases under the authorization will be subject to prevailing market conditions, liquidity and cash flow considerations, applicable securities laws requirements (including under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as applicable), and other factors.
Taking into account restrictions under the 2023 Senior Secured Credit Facility, the Company does not anticipate making any repurchases under this authorization until the closing of the transactions under the

Purchase Agreement. This share repurchase program does not require the Company to acquire any amount of shares of Class A common stock, and may be extended, modified, suspended or discontinued at any time.
Cash Flows
The discussion of our cash flows that follows does not include the impact of any adjustments to remove the Merchant Services Business as discontinued operations and is stated on a total company consolidated basis. The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.
Nine Months Ended June 30, 2024 and 2023

	Nine months ended June 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$33,266	$26,370
Net cash used in investing activities	$(16,755)	$(115,415)
Net cash (used in) provided by financing activities	$(15,215)	$85,482

Cash Flow from Operating Activities
Net cash provided by operating activities increased $6.9 million to $33.3 million for the nine months ended June 30, 2024 from $26.4 million for the nine months ended June 30, 2023. Our net loss decreased from a net loss of $6.1 million for the nine months ended June 30, 2023 to a net loss of $3.4 million for the nine months ended June 30, 2024. The primary driver of the increase in cash provided by operating activities was an increase in changes in net operating assets and liabilities of $15.6 million, which are impacted by the timing of collections and payments, for the nine months ended June 30, 2024 compared to the nine months ended June 30, 2023. This increase was partially offset by non-cash income and reductions in non-cash expenses that increase net loss but do not impact cash flows from operating activities. These changes in non-cash income and expenses included a decrease in changes in non-cash contingent consideration of $10.5 million, a decrease in equity-based compensation expense of $3.5 million, an increase in depreciation and amortization of $3.0 million, a gain on the repurchase of exchangeable notes of $2.4 million, and an increase in the provision for deferred income taxes of $2.2 million for the nine months ended June 30, 2024 compared to the nine months ended June 30, 2023.
Cash Flow from Investing Activities
Net cash used in investing activities decreased $98.7 million to $16.8 million for the nine months ended June 30, 2024 from $115.4 million for the nine months ended June 30, 2023. The largest driver of the decrease in cash used in investing activities was a decrease of $100.9 million in cash used in acquisitions, net of cash acquired, during the nine months ended June 30, 2024 compared to the nine months ended June 30, 2023. This change was partially offset by an increase of $4.1 million in purchases of merchant portfolios and residual buyouts during the nine months ended June 30, 2024 compared to the nine months ended June 30, 2023.
Cash Flow from Financing Activities
Net cash flow from financing activities changed $100.7 million to $15.2 million net cash used in financing activities for the nine months ended June 30, 2024 from $85.5 million net cash provided by financing activities for the nine months ended June 30, 2023. The change in net cash flow from financing activities was primarily related to the $87.2 million payments for the repurchases of exchangeable notes and warrants, offset by the proceeds from the sale of the exchangeable senior note hedges. The remaining factors were the result of a decrease in proceeds from the revolving credit facility of $14.4 million and an increase in net payments for settlement obligations of $6.8 million, partially offset by a decrease in payments on the revolving credit facility of $4.9 million and a decrease in cash paid for contingent consideration of $4.1 million during the nine months ended June 30, 2024 compared to the nine months ended June 30, 2023.
2023 Senior Secured Revolving Credit Facility
On May 8, 2023, i3 Verticals, LLC (the “Borrower”), entered into that certain Credit Agreement (the “2023 Senior Secured Credit Facility”) with the guarantors and lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (“JPMorgan”). The 2023 Senior Secured Credit Facility replaces the Prior Senior Secured

Credit Facility. The 2023 Senior Secured Credit Facility provides for aggregate commitments of $450 million in the form of a senior secured revolving credit facility (the “Revolver”). In addition, on June 26, 2024, the Borrower entered into the first amendment to the 2023 Senior Secured Credit Facility (the “Amendment”). Among other things, the Amendment permitted the execution of the Purchase Agreement and the consummation of the sale of the Merchant Services Business. Certain provisions of the Amendment were effective as of the date of the Amendment, and certain other provisions are to be effective upon the closing of the sale of the Merchant Services Business pursuant to the terms of the Purchase Agreement.
The 2023 Senior Secured Credit Facility provides that the Borrower has the right to seek additional commitments to provide additional term loan facilities or additional revolving credit commitments in an aggregate principal amount up to, as of any date of determination, the sum of (i) the greater of $100 million and 100% of the Borrower’s consolidated EBITDA (as defined in the 2023 Senior Secured Credit Facility) for the most recently completed four quarter period, plus (ii) the amount of certain prepayments of certain indebtedness, so long as, among other things, after giving pro forma effect to the incurrence of such additional borrowings and any related transactions, the Borrower’s consolidated interest coverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not be less than 3.0 to 1.0 and the Borrower’s consolidated total net leverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not exceed 5.0 to 1.0. As of June 30, 2024, the Borrower's consolidated interest coverage ratio was 3.5x and total leverage ratio was 3.6x.
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

The Adjusted Term SOFR rate will be the rate of interest per annum equal to the Term SOFR rate (based upon an interest period of one, three or six months), plus 0.10%; plus an applicable margin of 2.00% to 3.00% (3.00% at June 30, 2024). The Adjusted Term SOFR rate shall not be less than 0% in any event.
The base rate is a fluctuating rate of interest per annum equal to the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%; plus an applicable margin of 1.00% to 2.00% (2.00% at June 30, 2024). The base rate shall not be less than 1% in any event.
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

In addition to paying interest on outstanding principal under the Revolver, the Borrower will be required to pay a commitment fee equal to the product of between 0.15% and 0.30% (the applicable percentage depending on the Borrower’s consolidated total net leverage ratio as reflected in the schedule above, 0.30% at June 30, 2024) times the actual daily amount by which $450 million exceeds the total amount outstanding under the Revolver and available to be drawn under all outstanding letters of credit.
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
Exchangeable Notes
On February 18, 2020, i3 Verticals, LLC issued $138.0 million aggregate principal amount of its 1.0% Exchangeable Notes due February 15, 2025. The Exchangeable Notes bear interest at a fixed rate of 1.0% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. The Exchangeable Notes are exchangeable into cash, shares of the Company's Class A common stock, or a combination thereof, at i3 Verticals, LLC's election. Beginning on August 15, 2024, the Exchangeable Notes may be exchanged by the holders thereof at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The Exchangeable Notes mature on February 15, 2025, unless earlier exchanged, redeemed or repurchased. The net proceeds from the sale of the Exchangeable Notes were approximately $132.8 million, after deducting discounts and commissions to the certain initial purchasers and other estimated fees and expenses. i3 Verticals, LLC used a portion of the net proceeds of the Exchangeable Notes offering to pay down outstanding borrowings under the Prior Senior Secured Credit Facility in connection with the effectiveness of the operative provisions of the amendment to the Prior Senior Secured Credit Facility and to pay the cost of the Note Hedge Transactions. As of June 30, 2024, $26.2 million of the original aggregate principal amount of $138.0 million was outstanding.
On December 21, 2023, i3 Verticals, LLC entered into agreements to repurchase a portion of its Exchangeable Notes pursuant to privately negotiated transactions with a limited number of holders of the Exchangeable Notes (the "Exchangeable Note Repurchases"). The Exchangeable Note Repurchases were completed on January 18, 2024, and the Company paid $87.4 million to repurchase $90.8 million in aggregate principal amount of its Exchangeable Notes and to repay approximately $0.4 million in accrued interest on the repurchased portion of the Exchangeable Notes. Following the closing of the Exchangeable Note Repurchases, approximately $26.2 million in aggregate principal amount of the Exchangeable Notes remained outstanding, with terms unchanged. For additional information, see Note 8 to our condensed consolidated financial statements.

At-the-Market Program
On August 20, 2021, we, together with i3 Verticals, LLC, entered into an at-the-market offering sales agreement with Raymond James & Associates, Inc., Morgan Stanley & Co. LLC and BTIG, LLC (each a “Sales Agent”), under which we may issue and sell, from time to time and through the Sales Agents, shares of our Class A common stock having an aggregate offering price of up to $125.0 million (the “ATM Program”). During the quarter ended June 30, 2024, we did not sell any Class A common stock under the ATM Program. As of June 30, 2024, we had a remaining capacity to sell up to $107.1 million of our Class A common stock under the ATM Program.
Material Cash Requirements
The following table summarizes our material cash requirements as of June 30, 2024, including those related to leases and borrowings:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(in thousands)
Processing minimums(1)	$3,257	$2,897	$360	$—	$—
Facility leases	11,553	4,081	5,441	1,262	769
2023 Senior Secured Credit Facility and related interest(2)	470,283	29,721	59,441	381,121	—
Exchangeable Notes and related interest(3)	26,387	26,387	—	—	—
Contingent consideration(4)	538	427	111	—	—
Total	$512,018	$63,513	$65,353	$382,383	$769
__________________________
1.We have non-exclusive agreements with several processors to provide us services related to transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Certain of these agreements require us to submit a minimum monthly number of transactions for processing. If we submit a number of transactions that is lower than the minimum, we are required to pay to the processor the fees it would have received if we had submitted the required minimum number of transactions. These agreements with processors are included in the Merchant Services Business, and following the closing of the transactions pursuant to the Purchase Agreement, we will no longer be a party to these agreements.
2.We estimated interest payments through the maturity of our 2023 Senior Secured Credit Facility by applying the interest rate of 8.55% in effect on the outstanding balance as of June 30, 2024, plus the unused fee rate of 0.30% in effect as of June 30, 2024.
3.The chart set forth above calculates interest payments through the maturity of our Exchangeable Notes by applying the coupon interest rate of 1.0% on the principal balance as of June 30, 2024 of $26.2 million.
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

Tax Receivable Agreement
We are a party to a Tax Receivable Agreement with i3 Verticals, LLC and each of the Continuing Equity Owners, as described in Note 9 of our condensed consolidated financial statements. As a result of the Tax Receivable Agreement, we have been required to establish a liability in our condensed consolidated financial statements. That liability, which will increase upon the redemptions or exchanges of Common Units for our Class A common stock, generally represents 85% of the estimated future tax benefits, if any, relating to the increase in tax basis associated with the Common Units we received as a result of the Reorganization Transactions and other redemptions or exchanges by holders of Common Units. If this election is made, the accelerated payment will be based on the present value of 100% of the estimated future tax benefits and, as a result, the associated liability reported on our condensed consolidated financial statements may be increased. We expect that the payments required under the Tax Receivable Agreement will be substantial. The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges by the holders of Common Units, the price of our Class A common stock at the time of the redemption or exchange, whether such redemptions or exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable as well as the portion of our payments under the Tax Receivable Agreement constituting imputed interest. We intend to fund the payment of the amounts due under the Tax Receivable Agreement out of the cash savings that we actually realize in respect of the attributes to which Tax Receivable Agreement relates.
As of June 30, 2024, the total amount due under the Tax Receivable Agreement was $40.4 million, and payments to the Continuing Equity Owners related to exchanges through June 30, 2024 will range from $0 to $3.3 million per year and are expected to be paid over the next 24 years. The amounts recorded as of June 30, 2024, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.
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
As of June 30, 2024, there have been no significant changes to our critical accounting estimates disclosed in the Form 10-K filed with the SEC on November 22, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of June 30, 2024, the 2023 Senior Secured Credit Facility, as amended, consisted of a $450 million revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up, as of any date of determination, the greater of $100 million and 100% of consolidated EBITDA (as defined in the 2023 Senior Secured Credit Facility) for the most recently completed four quarter period (subject to the receipt of additional commitments for any such incremental loan amounts).
As of June 30, 2024, the 2023 Senior Secured Credit Facility accrued interest at Term SOFR (based upon an interest period of one, three or six months), plus 0.10%, plus an applicable margin of 2.00% to 3.00% (3.00% at June 30, 2024), or the base rate (defined as the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%, plus an applicable margin of 1.00% to 2.00%) (2.00% at June 30, 2024), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the 2023 Senior Secured Credit Facility requires us to pay unused commitment fees of 0.15% to 0.30% (0.30% as of June 30, 2024) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.00% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The 2023 Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.0 to 1.0 (ii) a maximum total leverage ratio of 5.0 to 1.0.
As of June 30, 2024, we were in compliance with these covenants, and there was $98.6 million available for borrowing under the revolving credit facility, subject to the financial covenants.
As of June 30, 2024, we had borrowings outstanding of $351.4 million outstanding under the 2023 Senior Secured Credit Facility. A 1.0% increase or decrease in the interest rate applicable to such borrowing (which was the Term SOFR rate) would have had a $3.5 million dollar impact on the results of the business.
Foreign Currency Exchange Rate Risk
As a result of our international operations, we are also exposed to foreign currency exchange rate risks. Because our international operations are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our consolidated results of operations, financial position, or cash flows for the three months ended June 30, 2024.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings
The information required with respect to this item can be found in Note 13 to the accompanying unaudited condensed consolidated financial statements contained in this report and is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Form 10-K for the fiscal year ended September 30, 2023 filed with the SEC on November 22, 2023, except as described below.
There are risks associated with the anticipated sale of our Merchant Services Business.
As described above, on June 26, 2024, we entered into a securities purchase agreement (the “Purchase Agreement”) with Payroc providing for the sale of certain subsidiaries comprising our Merchant Services segment as well as certain assets within our Software and Services segment related to the Non-profit and Property Management vertical markets, including its associated proprietary technology. The closing of the Transactions is subject to certain closing conditions set forth in the Purchase Agreement, including the expiration or termination of the waiting period applicable to the Transactions under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Waiting Period”), the absence of certain legal impediments, the accuracy of the representations of the other party (subject to certain materiality qualifiers specified in the Purchase Agreement), the compliance by the other party of its covenants under the Purchase Agreement in all material respects, and, in the case of Payroc's closing obligations, the delivery by us of certain consents associated with the Merchant Services Business and the absence of any material adverse effect with respect to the Merchant Services Business. While the HSR Waiting Period has expired, there is no assurance that all other closing conditions will be satisfied, that the closing will occur, or, if the closing does occur, the ultimate timing of such closing. Any failure to complete the transactions pursuant to the Purchase Agreement may adversely affect our business, result in a decline in our stock price, and result in negative publicity to us.
In addition, we have incurred, and expect to continue to incur, significant expenses in connection with the transactions pursuant to the Purchase Agreement, and such transactions have required, and are expected to continue to require, a significant amount of our management’s attention. Further, the pendency of the transactions pursuant to the Purchase Agreement may disrupt or impede our operations, including as the result of restrictions on the operation of our business between the signing and the closing of the Transactions pursuant to the Purchase Agreement, may impact our ability to retain, recruit and hire key personnel, may adversely impact important business relationships, and may expose us to potential litigation.
In addition, even if the transactions pursuant to the Purchase Agreement are completed, there is no assurance that we will be able to realize the anticipated benefits from the disposition of our Merchant Services Business. In the event that we complete such transaction, we will be highly dependent on the success of our remaining Software and Services business. Moreover, there are post-closing risks associated with the ancillary agreements to be entered into by us at the closing, including the transition services agreement, the processing services agreement, and the restrictive covenant agreement. In addition, pursuant to the Purchase Agreement, we agreed to indemnify Payroc with respect to certain matters and we agreed to retain certain liabilities related to the Merchant Services Business, which in any such case could result in liability to us following the closing.
Due to the effect of discontinued operations for our Merchant Services Business, the Company’s historical consolidated financial statements included in prior periodic reports are not comparable to the quarterly consolidated financial statements included in this Quarterly Report on Form 10-Q and will not be comparable to the Company’s future consolidated financial results.
The quarterly consolidated results of operations of the Company included in this Quarterly Report on Form 10-Q reflect as discontinued operations the results of operations of the Company’s Merchant Services Business. The consolidated balance sheets contained in this Quarterly Report on Form 10-Q include assets of continuing operations as well as the assets of the Merchant Services Business, and the Company’s consolidated statements of cash flows include the cash flows of both the continuing and discontinued operations of the Company for the periods presented. The Company’s historical consolidated financial statements included in prior periodic reports do not reflect reporting of discontinued operations for the Merchant Services Business. Accordingly, such historical consolidated financial statements are not comparable to the quarterly consolidated financial statements included in this Quarterly Report on Form 10-Q or any future consolidated financial results of the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2024, we issued an aggregate of $20,000 shares, of Class A common stock in exchange for an equivalent number of shares of Class B common stock and Common Units pursuant to the terms of the i3 Verticals, LLC Limited Liability Company Agreement. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.
As noted above, on August 8, 2024, the Company announced that its Board of Directors had approved a new share repurchase program for the Company’s Class A common stock, under which the Company may repurchase up to $50 million of outstanding shares of Class A common stock. The Company did not repurchase any shares of Class A common stock during the three months ended June 30, 2024.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None. Without limiting the generality of the foregoing, during the three months ended June 30, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.
Item 6.    Exhibit Index

Exhibit Number	Exhibit Description

2.1
Securities Purchase Agreement, dated as of June 26, 2024, by and among i3 Verticals, LLC, i3 Holdings Sub, Inc., Payroc Buyer, LLC, Payroc WorldAccess, LLC, solely for purposes of certain terms set forth therein, and i3 Verticals, Inc., solely for purposes of certain terms set forth therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2024) (File No. 001-38532).

3.1
Amended and Restated Certificate of Incorporation of i3 Verticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2018) (File No. 001-38532).

3.2
Amended and Restated Bylaws of i3 Verticals, Inc., as amended and restated on November 16, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2022) (File No. 001-38532)

10.1
First Amendment to Credit Agreement, dated as of June 26, 2024, by and among i3 Verticals, LLC, the guarantors and lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2024) (File No. 001-38532).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL and contained in Exhibit 101.

____________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

i3 Verticals, Inc.

		By:	/s/ Clay Whitson
Clay Whitson
Chief Financial Officer

Date:	August 9, 2024