Form 10-K
period 2024-09-30
i3 Verticals, Inc.
filed 2024-11-25
CIK 1728688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
As of March 31, 2024, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Class A common stock held by non-affiliates was approximately $536.0 million based on the number of shares of Class A common stock held by non-affiliates and the closing price of the Class A common stock on the Nasdaq Global Select Market on such date. The determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination for any other purpose.
As of November 22, 2024, there were 23,507,730 outstanding shares of Class A common stock, $0.0001 par value per share, and 10,032,676 outstanding shares of Class B common stock, $0.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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
•our ability to execute on our strategy and achieve our goals following the completion of the sale of our Merchant Services Business;
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
•our ability to increase our existing vertical markets, grow within the current vertical markets in which we operate and execute our growth strategy;
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
•risk of chargeback liabilities if our customers refuse or cannot reimburse chargebacks resolved in favor of their customers;
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

RISK FACTORS SUMMARY

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Set forth below is a summary list of the principal risk factors as of the date of the filing this Annual Report on Form 10-K:
•Unauthorized disclosure, destruction or modification of data or disruption of our services or other cybersecurity or technological risks, including as a result of a cybersecurity incident, could expose us to liability, protracted and costly litigation and damage our reputation.
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
•The vertical market software industry is highly competitive. Such competition could adversely affect the revenue we receive, and as a result, our margins, business, financial condition and results of operations.
•If we cannot keep pace with rapid developments and changes in our industry, the use of our products and services could decline, causing a reduction in our revenues.
•If we fail to comply with the applicable requirements of the Visa and Mastercard payment networks, those payment networks could seek to fine us, suspend us or terminate our registrations through our bank sponsor.
•If our bank sponsorship is terminated and we are not able to secure or successfully migrate our payment facilitator customer portfolio to a new bank sponsor, we will not be able to conduct our business.
•If our processing services agreement with Payroc is terminated and we are not able to enter into a replacement processing relationship with another party, our ability to provide payment processing services to our affected software customers may be adversely impacted.
•Consolidation in the banking and financial services industry could adversely affect our business, results of operations and financial condition.
•We have faced, and may in the future face, chargeback liabilities if our customers refuse or cannot reimburse chargebacks resolved in favor of their customers, and we may not accurately anticipate these liabilities.
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
•We are subject to economic and political risk, the business cycles of our customers and changes in the overall level of consumer and commercial spending, which could negatively impact our business, financial condition and results of operations.
•Rapidly evolving domestic and global conditions are beyond our control and could materially adversely affect our business, operations and results of operations.
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
•In a dynamic industry like ours, our success and growth depend on our ability to attract, recruit, retain and develop qualified employees, and if we lose key personnel, or if their reputations are damaged, our business, financial condition and results of operations may be adversely affected, and proprietary information of our company could be shared with our competitors.
•Our operating results and operating metrics are subject to seasonality and volatility, which could result in fluctuations in our quarterly revenues and operating results or in perceptions of our business prospects.
•We are the subject of various claims and legal proceedings, may become the subject of claims, litigation or investigations and may be a party to regulatory and other proceedings.
•We are exposed to fluctuations in foreign currency exchange rates, which could negatively affect our financial condition and operating results.
•Our international operations subject us to additional risks.
•We are subject to extensive laws and government regulation, the cost of compliance with which can be significant, and our actual or perceived failure to comply with such obligations may subject us to penalties and otherwise have an unfavorable impact on our business, financial condition and results of operations.
•Any new laws and regulations, industry standards or revisions made to existing laws, regulations or industry standards affecting the electronic payments industry, and the other industries in which we provide services, or our actual or perceived failure to comply with such obligations, may have an unfavorable impact on our business, financial condition and results of operations.
•Actual or perceived failures to comply with applicable healthcare laws and regulations could result in a material breach of contract with one or more of our customers in our Healthcare vertical, harm our reputation and subject us to substantial civil and criminal penalties.
•Actual or perceived failures to comply with processing related disclosure or fee regulations could result in material breach of contract with one or more of our customers, harm our reputation, result in diminished revenue, or subject us to civil penalties.
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
•Our indebtedness could adversely affect our financial health and competitive position and we may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs, including the funds necessary to settle exchanges or the repurchase of Exchangeable Notes.
•We are a holding company with no operations of our own, and our principal asset is our controlling membership interest in i3 Verticals, LLC, and we depend on distributions from i3 Verticals, LLC.
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
•Holders of our Class A common stock may be diluted by future issuances of preferred stock or additional Class A common stock or common units in connection with our incentive plans, acquisitions or otherwise; future sales of such shares in the public market could lower our stock price.
•Due to the effect of discontinued operations for our Merchant Services Business, the Company’s historical consolidated financial statements included in prior periodic reports are not comparable to the consolidated financial statements included in this Annual Report on Form 10-K and will not be comparable to the Company’s future consolidated financial results.
•There are certain risks associated with the sale of our Merchant Services Business which was completed in September 2024.

PART I

Item 1. Business
Our Company
i3 Verticals builds, acquires and grows software solutions in the Public Sector and Healthcare vertical markets. Our broad array of enterprise solutions deeply integrate within customers’ operations, which leads to long-term partnerships. Since our founding in 2012, we have compounded cash flow through a combination of organic growth and acquisitions. Our cash flow generation and strong recurring revenue model has positioned us with an ideal financial structure to capitalize on strategic growth opportunities for years to come.
Sale of Merchant Services Business
On September 20, 2024, i3 Verticals, LLC, and i3 Holdings Sub, Inc., a wholly-owned subsidiary of i3 Verticals, LLC (“Corporation Seller,” and collectively with i3 Verticals, LLC, the “Sellers”) completed the transactions (such closing, the “Closing”) contemplated by that certain Securities Purchase Agreement dated as of June 26, 2024 (the “Purchase Agreement”), by and among i3 Verticals, LLC, Corporation Seller, the Company (solely for the purpose of providing a guaranty of the obligations of Sellers as set forth in the Purchase Agreement), Payroc Buyer, LLC (“Buyer”), and Payroc WorldAccess, LLC (solely for the purpose of providing a guaranty of the obligations of Buyer as set forth in the Purchase Agreement), the entry into which Purchase Agreement was previously disclosed in a Current Report on Form 8-K filed by the Company on June 26, 2024. Pursuant to the terms of the Purchase Agreement, the Sellers sold to Buyer the equity interests of certain direct and indirect wholly-owned subsidiaries of Sellers (the “Acquired Entities”) primarily comprising the Company’s merchant services business, including its associated proprietary technology (the “Merchant Services Business”), after giving effect to the contribution of certain assets and the assignment of certain liabilities associated with the Merchant Services Business from i3 Verticals, LLC and certain affiliates to the Acquired Entities pursuant to a contribution agreement which was entered into immediately prior to the Closing. Pursuant to the terms of the Purchase Agreement, Buyer paid to Sellers an aggregate purchase price of approximately $438 million (after giving effect to estimated net working capital, indebtedness and cash adjustments), payable in cash at the Closing, subject to post-closing purchase price adjustments.

Organic Growth in Strategic Vertical Markets
The ability to organically grow revenue over the long term is the result of expanding recurring revenue streams, strategic selection of markets and continued investment in our products.
Approximately 80% of our revenue from continuing operations is considered recurring. We earn the majority of our revenue from software and related services. We also earn revenue from volume and transaction-based fees for payment processing services, all of which is integrated into our software. Our proprietary payment facilitator platform seamlessly integrates into our software solutions, unlocking additional value.
We focus on solutions in the Public Sector and Healthcare vertical and sub-vertical markets because of the following characteristics:
•Technologically underserved markets
•Large and growing total addressable markets
•Fragmented competitive landscape
•Ample opportunity for transaction-based revenues
•Insulation from market cycles
With deep integration into our customers’ operations, we believe that we are well positioned to conceive and build products that meet their growing needs. Ongoing investment into improving existing platforms and strategically creating new platforms and products is an essential part of our long-term strategy.
Ability to Use Acquisitions to Drive Growth
A core component of our growth strategy includes a disciplined approach to acquisitions of companies and technology, evidenced by 50 acquisitions since our inception in 2012. Our management team has significant experience acquiring and integrating vertical market software businesses that complement our existing suite of products and solutions. Acquisitions have extended our product offerings and capabilities, thereby allowing us to enhance our value proposition to our customers. They have also increased our addressable markets. Target businesses are generally founder lead, growing, generating cash flow, and have been in our core vertical markets. Through our proprietary payment facilitator platform we have scale, pricing and expertise in payments. As a result, we often identify targets who lack integrated payment functionality within their solutions or have under-monetized the opportunity. We maintain a strong pipeline of acquisition targets and are constantly evaluating businesses against our acquisition criteria.
Our Segments
As a result of the sale of the Merchant Services Business as described above, our entire former Merchant Services segment and a small portion of the historical Software and Services segment which were included in the Merchant Services Business have been reflected in discontinued operations in the Company's consolidated financial statements. After giving effect to these developments, the Company has two reportable segments, Public Sector and Healthcare, and an Other category. For additional information on our segments, see Note 18 to our consolidated financial statements and “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
Public Sector
We have products and solutions that create an efficient flow of information throughout a variety of public sector entities. We serve customers at both the state and local level and our geographic reach covers most of the United States and some of Canada. Our solutions help our customers provide more responsive and efficient services to their citizens and stakeholders.
There are five sub-verticals within the Public Sector vertical:
•JusticeTech and Public Safety: Product categories include (1) fully integrated digital solutions offering dynamic processes to plan, coordinate, evaluate, record, and provide up to date information within court systems, (2) E-Filing and revenue cycle management solutions for courts, and (4) Solutions for computer aided dispatch, law records management, evidence management, jail management, mobile solutions, and livescan.
•Transportation: Products include comprehensive solutions for driver license, vehicle title and registration and motor carrier compliance for departments of transportation in the United States and Canada.
•Utilities: Product categories include (1) digital customer engagement platform, including web, mobile, chat, and voice options, enables intuitive self-service options for customers to manage their data and accounts, and (2) complete suite of billing and back-office management software solutions and services to enhance enterprise applications, improve customer experience, and increase efficiency of utility operations.
•Enterprise Resource Planning (“ERP”): Product categories include (1) solutions that connect the organization and its data to create a flow of information providing insight across multiple departments, (2) digital land records solutions that boost proficiency and maintain records to enable submission of index information, scanning of document images and secure instantaneous retrieval of information, (3) licensing and permitting solutions that automate every step of the application, renewal and payment process, and (4) digital solutions designed for appraisal information, tax collection management, revenue collection, and Computer Assisted Mass Appraisal.
•Education: Products include (1) comprehensive solutions for school lunch programs, including meal account management, point of sale, menu planning, nutritional analysis, food inventory and free and reduced meal applications and (2) school event solutions, including ticketing and concessions.
We deliver integrated payments with our proprietary payment facilitator platform throughout many of these products. These solutions allow our customers to efficiently process court, tax, registration, utility, school and other payments.

Healthcare
Our Healthcare segment is dedicated to delivering integrated solutions across the healthcare ecosystem, catering to providers and payers, with a strong emphasis on enhancing process efficiency and ensuring compliance.
There are two sub-verticals within the Healthcare vertical:
•Provider Software Solutions: Products include our versatile care delivery platform, which encompasses a range of solutions, including EHR, practice management tools, patient engagement applications, and patient payment solutions. These solutions are designed to adapt to the diverse needs of healthcare organizations, from small physician practices to large academic medical institutions and multi-location health systems. By providing flexible and scalable technology solutions, we empower our clients to navigate the evolving landscape of healthcare. Complementing our technology platform, we offer a comprehensive portfolio of revenue cycle management services. These services provide our clients with a full end-to-end experience, covering all aspects of their financial operations. From revenue optimization and billing to claims processing and coding, our services are designed to streamline financial processes and maximize revenue performance for healthcare organizations.
•Payer Software Solutions: Products include (1) tailored solutions for managing compliance requirements, including appeals & grievances and (2) our network management platform assists payers in provider contracting, credentialing, and outreach, enabling them to expand and adapt to changing market dynamics.
Other
The Other category includes corporate overhead expenses, technology resources shared across segments and inter-segment eliminations.
Our Technology
We are committed to agile delivery, scalable platforms, and secure solutions, intended to bring our customers the best possible mission critical software. Our team of highly skilled and experienced technologists is dedicated to implementing software products that cater to the diverse and evolving needs of our customers. We continuously refine and expand our software offerings to stay aligned with the latest industry and current market trends.
Agile Development
Our flexible approach to digital delivery is centered around agility. We prioritize rapid development, continuous improvement, and dynamic responsiveness in our ever-changing environment. This means our customers receive software solutions that evolve with their needs as well as the market. Our product management life cycle ensures our products remain robust and flexible. Product roadmaps drive our investments.
Our development is supported by streamlined back office technology to increase efficiency. This includes consolidated instant messaging, file sharing, and telephony solutions. We have reduced dependency on multiple vendors across the enterprise while creating efficiency and reducing expense. Together, these initiatives support our commitment to operational efficiency and exceptional service delivery.
Scalable Platforms
We understand that scalability is critical to meeting the growing demands of the digital landscape. Our cloud-first strategy drives solutions that are designed to expand seamlessly, empowering our systems to adapt, grow, and thrive without constraints. New development is always cloud-native SaaS solutions.
We are a scaled partner of both Amazon Web Services ("AWS") and Microsoft Azure ("Azure") cloud services. Our AWS cloud consolidation initiative is nearing successful completion, with collocated and on-premises data centers successfully migrated to the cloud and unifying disparate subscriptions into an enterprise account. Our strategic partnerships with multiple cloud providers give us flexibility, as well as capabilities beyond that of many of our competitors.

Secure Solutions
Further strengthening our technology infrastructure, we have centralized cybersecurity measures using fully integrated Microsoft tools, including endpoint detection and response, mobile device management, and identity and access management solutions.
Payment Technology
In addition to our broad suite of vertical market software, we have developed a proprietary payment facilitation platform. We have centralized our payment solutions onto our proprietary gateway, providing us excellent scale and pricing with our processing partner. Consolidation of the payments platform also reduces our overall PCI scope and increases margins by lowering expenses.Capabilities include:
•integration with customer business management systems,
•integration with EMV/contactless devices,
•unified reporting for our customers across ACH, card, etc.,
•risk management, and
•PCI-compliant security and extensive reporting tools.

We offer our customers a single point of access through our powerful but simple proprietary core platform. From there we offer a suite of proprietary payment and software solutions spanning brick and mortar locations, web-based and mobile-based payments.
Our payment technology platforms include an unified application programming interface that provides access to ACH processing and payment facilitator merchant processing capabilities. The platform APIs allow access to Europay, Mastercard and Visa (“EMV”) devices using an implementation that shields software providers from the requirements of PCI or payment application data security standard certifications. We also support Paypal and Venmo payments.
Our Sales and Marketing
We utilize our direct sales team to sell our proprietary software and payment technology solutions directly to customers in our vertical markets. Sales teams are organized and coordinated by vertical and sub-vertical market, leading to extensive cross-selling opportunities across our broad array of solutions. Leveraging our vertically focused suite of products and services, we are able to maximize the performance of our employee sales force as we continue to attract new customers.
Our product marketing are delivered through a shared-services model which is coordinated with each vertical market. Marketing is tightly aligned with our sales efforts by providing event coordination, demand-generation resources, physical and electronic marketing campaigns and collateral. Our enterprise marketing function establishes our overall corporate marketing strategy to enhance brand awareness and demand generation. We use a broad variety of traditional and digital marketing mediums to engage prospective customers.
Our Operations
Our operations team is uniquely structured to optimize the experience of our customers. These vertically focused business support teams allow us to establish expertise that delivers a scalable support structure and enables us to align our services with the economic goals of our company. Each operations team is positioned to support the functions of their customer base. Key performance indicators mark their progress toward achieving the goals established by each vertical and sub-vertical. A strong network of shared services, such as marketing, legal, finance and HR, support our vertical and sub-vertical units and ensure they are focused on providing best in-class service to our customers.

Our operations team is structured to effectively support the individual needs of our customers. This includes:
•customer onboarding;
•data conversions and migrations;
•software configurations and integrations;
•customer support and retention;
•customer training and activations;
•contract renewals, billing and financial review;
•credit underwriting and risk management;
•payment facilitator processing support; and
•end-user customer support.
Our technical operations team oversees the execution of development, quality control, delivery and support for our vertical software solutions and proprietary payment facilitator platform. Products are developed and tested according to the software development lifecycle, composed of iterative backlog refinement, feature prioritization, development and testing with a dedicated focus on planning and execution. Releases are modeled on continuous deployment and added to the live environment on a routine basis. Each application is built with redundancy to foster resiliency and built to be easily managed during a disaster recovery scenario. Our hosted solutions are managed within dedicated environments within AWS and Azure that align with various compliance standards specific to each industry. This includes, but is not limited to PCI, Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and National Institute of Standards and Technology ("NIST"), ensuring the protection of all personal and transactional data.
Our Competition
We compete with a variety of vertical market software providers that have different business models, go-to-market strategies and technical capabilities. We believe the most significant competitive factors in our markets are:

1.quality, including the ability of our products and solutions to address the specific needs of our customers;
2.service, including our ability to bring value-added solutions and strong customer support;
3.trust, including a strong reputation for quality service;
4.convenience, such as speed in customer onboarding and approving applications;
Our competitors range from large and well-established companies to smaller, earlier-stage businesses. See “Risk Factors—Risks Related to Our Business and Industry— The vertical market software and payment processing industries are competitive. Such competition could adversely affect the revenue we receive, and as a result, our margins, business, financial condition and results of operations.” in Part I, Item 1A of this Annual Report on Form 10-K.
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
We have built a collaborative culture that recognizes and rewards innovation and offers employees a variety of opportunities and experiences. We believe that our culture is critical to our success. As of September 30, 2024, 60% of our employees work in one of our 25 offices and 40% of our employees are fully remote or hybrid. We encourage our employees to take advantage of our flexible work arrangements to meet their individual circumstances. We are an acquisitive company and have regularly added new employees and locations as a result of our acquisition activity. As of November 22, 2024, after giving effect to the disposition of our Merchant Services Business which was completed on September 20, 2024, we had approximately 1,480 employees in 44 states and two countries. No employees are represented by unions. We believe that our employee retention rates are competitive and we think this is a result of strong emphasis on workforce culture in our acquisition process and in our operational decision making.
As of September 30, 2024, after giving effect to the completion of the sale of our Merchant Services Business, the Company's workforce was 54% female and 46% male. In addition, our workforce ethnicity, as of September 30, 2024, was as follows: 62% White, 22% Asian, 8% Black or African American, 4% Hispanic or Latino and 4% Other. Race and gender disclosures are based on information self-reported by employees.
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

All fifty states, Puerto Rico, and the U.S. Virgin Islands have enacted data breach notification laws requiring businesses that experience a security breach of their computer databases that contain personal information to notify affected individuals, consumer reporting agencies and governmental agencies. Many states have implemented comprehensive data privacy and security laws. Certain of these laws restrict the ability to collect and utilize certain types of personal information, such as Social Security and driver’s license numbers, impose secure disposal requirements for personal data and contain regulations surrounding data protection and information security. For example, Massachusetts requires any business that processes the personal information of a Massachusetts resident to adopt and implement a written information security program. In addition, states are increasingly legislating data protection requirements for a broader list of personal data and are strengthening protections for students' personal information. Illinois regulates the collection of biometric information under its Biometric Information Privacy Act. Texas and Washington have also passed legislation regulating the collection of biometric information, and additional states have legislation pending regarding the collection of biometric data. Additionally, many states have passed comprehensive consumer privacy laws, that are either currently in effect or are set to become effective in the near term including California, Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Rhode Island, Oregon, Tennessee, Texas, Utah, and Virginia. These laws require companies that process personal information of certain residents of those states to make disclosures to consumers about data practices, grants consumers specific rights to their data, and allow consumers to opt out of certain data sharing activities, and the California Consumer Privacy Act of 2018 (the “CCPA”), as amended by the California Privacy Rights Act of 2020 (the “CPRA”), creates a private right of action for data breaches.
To the extent we are subject to such legislation, the potential effects on our business are often far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Such laws often provide for civil penalties or fines for violations. Each privacy law and regulation that applies to us could increase our cost of doing business or limit permissible activities. We are also subject to numerous federal and state laws and regulations related to the privacy and security of health information. See “—Healthcare Regulatory Matters” below.
As an entity that provides services to educational institutions, we are indirectly subject to the Family Educational Rights and Privacy Act ("FERPA") or Protection of Pupil Rights Amendment ("PPRA"), and we may not transfer or otherwise disclose or use any personally identifiable information from a student record to another party other than on a basis and in a manner permitted under the statutes. See “Risk Factors—If we violate the FERPA or PPRA, it could result in a material breach of contract with one or more of our customers in our Education sub-vertical and could harm our reputation. Further, if we disclose student information in violation of FERPA or PPRA, our access to student information could be suspended."
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

Examples of the most significant of these laws include, but are not limited to, the following:
HIPAA Privacy and Security Requirements
There are numerous federal and state laws and regulations related to the privacy and security of health information. In particular, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic Clinical Health Act of 2009 ("HITECH") and other laws (collectively "HIPAA") establish privacy and security standards that limit the use and disclosure of certain individually identifiable health information (known as “protected health information”) and require covered entities, including health plans and most healthcare providers, to implement administrative, physical and technical safeguards to protect the privacy of PHI and ensure the confidentiality, integrity and availability of electronic PHI. Currently, a Notice of Proposed Rulemaking to strengthen the HIPAA security rule is under review by the U.S. Office of Management and Budget and is expected to be published before the end of 2024. Although the specific requirements of this proposed rule have not been published, we would expect the proposed rule to modernize requirements for protecting PHI against healthcare cybersecurity threats, which have dramatically increased over the past few years. In addition, the HIPAA administrative simplification provisions require the use of uniform electronic data transmission standards of healthcare claims and payment transactions submitted or received electronically.
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
Other Privacy and Security Requirements
In addition to HIPAA, numerous other U.S. federal and state laws govern the collection, dissemination, use, access to and confidentiality of personal information, including certain demographic information, such as social security numbers, financial information, health and wellness data that is not protected health information. In many cases, state laws are more restrictive than, and not preempted by, HIPAA, and may allow personal rights of action with respect to privacy or security breaches, as well as fines. State laws are contributing to increased enforcement activity and are subject to interpretation by various courts and other governmental authorities. Further, a number of states have introduced or passed legislation relating to the collection, storage, handling and transfer of personal data, as discussed above. Also, the Substance Abuse Confidentiality Regulations, restrict the use and disclosure of certain information that relates to substance abuse disorders.
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
Information Blocking and Interoperability Requirements
Government initiatives promoting interoperability of electronic health information ("EHI") have driven increasing demand among customers, industry groups, and patients for health information technology ("HIT") products that are compatible with one another and capable of facilitating access, exchange, and use of EHI without delay or other interference. For example, the 21st Century Cures Act ("The Cures Act") and implementing regulations (the "Information Blocking Rule"), prohibit information blocking by health care providers, health information exchanges ("HIEs"), and developers that offer or develop one or more HIT modules certified through the Office of the National Coordinator of Health Information Technology ("ONC") Certification Program ("Certified Health Information Technology"). One of our subsidiaries is considered to be a HIT developer since its product, iMed EMR, is Certified Health Information Technology and is, therefore, subject to these restrictions.

Information blocking by an HIT developer or HIE is any practice that the actor knows or should know is likely to interfere with, prevent or materially discourage access, exchange or use of EHI, unless it is required by law or meets an exception. Under the Cures Act and a final rule published in July 2023 by the HHS Office of the Inspector General (“OIG”), developers of Certified Health Information Technology that commit information blocking may be subject to civil penalties of up to $1 million per violation.

In 2020, ONC published a final rule that imposes HIT technology standards, implementation specifications, certification criteria, and conditions and maintenance of certification requirements that apply to HIT developers (“HIT Standards and Certification Criteria Final Rule”). The HIT Standards and Certification Criteria Final Rule includes new criteria related to EHI export and standardized APIs for patient services. As a result of this rule, HIT developers of certified HIT must ensure that their products and services meet the requisite technical standards by the relevant deadlines, most of which rolled out, and that their HIT continues to evolve as developers and other stakeholders release revised versions of these standards. In addition, to participate in the ONC Health IT Certification Program, HIT developers must make various certifications regarding their HIT, and attest to compliance with applicable conditions of certification, including those related to information blocking.

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

In January 2022, ONC published the Trusted Exchange Framework, Common Agreement - Version 1 ("TEFCA") and Qualified Health Information Network ("QHIN") Technical Framework - Version 1. In November 2023, ONC published TEFCA Version 1.1. The overall goal of the TEFCA is to establish a universal floor for interoperability across the country. The TEFCA will establish the infrastructure model and governing approach for users in different networks to securely share basic clinical information with each other—all under commonly agreed-to expectations and rules, agnostic to the network in which they participate. The Trusted Exchange Framework describes a common set of non-binding, foundational principles for trust policies and practices that can help facilitate exchange among HINs. Although implementation of the Trusted Exchange Framework is not mandatory, the federal government encourages its adoption through the establishment of a publicly available directory of networks that are capable of trusted exchange and by permitting federal agencies to require implementation of the Trusted Exchange Framework by network contractors as the contractors update their health IT or operational practices. In February 2023, ONC approved the first group of networks to implement the TEFCA as prospective QHINs, and currently there are seven QHINs that are live.
ONC, now known as the Assistant Secretary for Technology Policy/Office of the National Coordinator for Health IT, or “ASTP ONC,” has finalized one update to the HIT Standards and Certification Criteria Final Rule since 2020, and has another one pending. The finalized update, a Final Rule entitled “Health Data, Technology, and Interoperability: Certification Program Updates, Algorithm Transparency, and Information Sharing,” or “HTI-1,” became effective February 8, 2024. HTI-1 further advances health IT interoperability by updating health IT standards, establishing transparency requirements for artificial intelligence and other predictive algorithms that are part of Certified Health Information Technology, and revising and adding Information Blocking Rule exceptions (including one for TEFCA). The other update is a rule proposed by ASTP ONC called “Health Data, Technology, and Interoperability: Patient Engagement, Information Sharing, and Public Health Interoperability,” or “HTI-2.” HTI-2 proposes two sets of new certification criteria (to enable public health as well as health IT for payors), continues to build off HTI-1 in terms of technology and standards updates, proposes additional Information Blocking Rule exceptions, and establishes governance rules for TEFCA. Public comments closed on HTI-2 October 4, 2024, and the Final Rule for HTI-2 has not yet been released.
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
Exclusion from Participation in Government Healthcare Programs
The OIG is required to or may choose to exclude individuals and entities involved in misconduct related to federal healthcare programs, including Medicare and Medicaid, from participation in those programs. Federal law prohibits federal healthcare programs from paying for items or services furnished, ordered, or prescribed by an individual or entity excluded from participation. The prohibition against federal program payment extends to payment for administrative and management services not directly related to patient care. Civil penalties may be imposed against providers and entities that employ or enter into contracts with excluded individuals or entities to provide items or services to federal healthcare program beneficiaries and submit a claim for reimbursement to a federal healthcare program, or cause such a claim to be submitted. In addition to civil monetary penalties, violations may result in exclusion and treble damages, for each item or service furnished during the period in which the individual or entity was excluded. Our customers have an affirmative duty to check the exclusion status of individuals and entities prior to entering into contractual relationships and periodically re-check thereafter. We have implemented compliance policies and procedures to screen for excluded individuals at our entities subject to these laws. However, if we employ or contract with an excluded individual or entity, we could face significant consequences as outlined above. In addition, we could be liable under our customer contracts if we are excluded by the OIG or employ or contract with an excluded individual or entity.
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

Prepaid Products
Prepaid products, such as store gift cards, are subject to various federal and state laws and regulations, which may include laws and regulations related to consumer and data protection, licensing, consumer disclosures, escheat, anti-money laundering, banking, trade practices and competition. The customers who utilize prepaid products and services that we may sell may be subject to these laws and regulations. In the future, if we seek to expand these prepaid card products and services, or as a result of regulatory changes, we may be subject to additional regulation and may be required to obtain additional licenses and registrations which we may not be able to obtain.

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
Indirect Regulatory Requirements
Certain of our partners are financial institutions that are directly subject to various regulations and compliance obligations issued by the CFPB, the Federal Reserve System, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the National Credit Union Administration and other agencies responsible for regulating financial institutions, which includes state financial institution regulators. While these regulatory requirements and compliance obligations do not apply directly to us, many of these requirements materially affect the services we provide to our customers and us overall. The financial institution regulators have imposed requirements on regulated financial institutions to manage their third-party service providers. Among other things, these requirements include performing appropriate due diligence when selecting third-party service providers; evaluating the risk management, information security, and information management systems of third-party service providers; imposing contractual protections in agreements with third-party service providers (such as performance measures, audit and remediation rights, indemnification, compliance requirements, confidentiality and information security obligations, insurance requirements, and limits on liability); and conducting ongoing monitoring, diligence and audits of the performance of third-party service providers. Additionally, certain of our customers are governmental entities, which may be subject to further federal, state or local requirements. Accommodating these requirements applicable to our customers imposes additional costs and risks in connection with both our operations and our financial institution relationships. We expect to expend significant resources on an ongoing basis in an effort to assist our customers in meeting their legal requirements.
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
To provide our electronic payment services, we must be registered with each of the payment networks that we utilize. Because we are not a bank, we are not eligible for primary membership in certain payment networks, including Visa and Mastercard, and are therefore unable to directly access these networks. The operating regulations of certain payment networks, including Visa and Mastercard, require us to be sponsored by a member bank . We are registered with certain payment networks, including Visa and Mastercard, through a sponsor bank. The agreements with our bank sponsor gives them substantial discretion in approving certain aspects of our business practices including our solicitation, application and qualification procedures for customers and the terms of our agreements with customers. We are also subject to network operating rules and guidelines promulgated by the National Automated Clearing House Association (“NACHA”) relating to payment transactions we process using the ACH Network. Like the card networks, NACHA may update its operating rules and guidelines at any time and we will be subject to these changes. For example, NACHA's Micro-Entry Rule to improve the means of account validation was implemented in two stages effective September 16, 2022 and March 17, 2023, and requires originators of ACH transaction to use commercially reasonable fraud detection and to monitor forward and return micro-entry volumes. The NACHA Operating Rules and Guidelines allocate responsibility and liabilities to the various participants in the payment network, including us and our partner financial institutions. NACHA continues to focus on data security and privacy and delegation of responsibilities. We are subject to audit by our partner financial institutions for compliance with the rules and guidelines. Our sponsor financial institutions have substantial discretion in approving certain aspects of our business practices, including the terms of our agreements with our ACH processing customers.
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

Other Regulation
We are subject to U.S. federal and state unclaimed or abandoned property (escheat) laws which require us to remit to certain government authorities property of others we hold that has been unclaimed for a specified period of time such as account balances due to a customer following discontinuation of its relationship with us. The Housing Assistance Tax Act of 2008 requires certain merchant acquiring entities and third-party settlement organizations to provide information returns for each calendar year with respect to payments made in settlement of electronic payment transactions and third-party payment network transactions occurring in that calendar year. Reportable transactions are also subject to backup withholding requirements.
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
We own a number of registered federal service marks, including, without limitation, i3 Verticals®, i3 Education®, ImageSoft®, JusticeTech®, TrueSign®, Milestone® and PaySchools®. We also own a number of domain names, including, without limitation, www.i3verticals.com.
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

Risks Related to Our Business and Industry
Unauthorized disclosure, destruction or modification of data or disruption of our services or other cybersecurity or technological risks, including as a result of a cybersecurity incident, could expose us to liability, protracted and costly litigation and damage our reputation.
We are responsible both for our own business and to a significant degree for acts and omissions by certain of our partners under the rules and regulations established by the payment networks, such as Visa and Mastercard, Discover and American Express, and the debit networks. We and other third parties collect, process, store and transmit sensitive data, such as names, addresses, social security numbers, credit or debit card numbers and expiration dates, drivers’ license numbers and bank account numbers, and we have ultimate liability to the payment networks and member financial institutions that register us with the payment networks for our failure, or the failure of certain third parties with whom we contract, to protect this data in accordance with payment network requirements. The loss, destruction or unauthorized modification of customer or cardholder data could result in significant fines, sanctions and proceedings or actions against us by the payment networks, governmental bodies, consumers or others, which could have a material adverse effect on our business, financial condition and results of operations. Any such sanction, fine, proceeding or action could damage our reputation, force us to incur significant expenses in defense of these proceedings, disrupt our operations, distract our management, increase our costs of doing business and may result in the imposition of monetary liability.
We are subject to risk associated with information technology and cybersecurity matters. For example, on June 2, 2021, the State of Louisiana, Division of Administration and a putative class of Louisiana law enforcement districts filed a petition in the 19th Judicial District Court for the Parish of East Baton Rouge against i3-Software & Services, LLC (“S&S”), a subsidiary of the Company located in Shreveport, Louisiana, seeking monetary damages related to a third-party remote access software product used in connection with services provided by S&S to certain Louisiana Parish law enforcement districts and alleged inadequacies in the Company’s cybersecurity practices. For additional information about this litigation, see Note 16 to our consolidated financial statements.
The current cyber threat environment presents increased risk for all companies, in our industry and otherwise, including as a result of cyberattacks as well as ransomware attacks (through which an attacker renders an organization’s computer files inaccessible and demands a payment to return them or reinstate access), malicious software, advanced persistent threats, phishing and other attempts by malicious threat actors, including nation-state actors, ransomware groups and others to access, acquire, use disclose, shut down or manipulate information, systems, databases, processes and people. Like other companies in our industry, our systems are subject to recurring attempts by third parties to access information, manipulate data or disrupt our operations. Although we proactively employ multiple measures to defend our systems against intrusions and attacks and to protect the data we collect, our measures may not prevent unauthorized access or use of sensitive data. In addition, the cybersecurity-related threats that we face may remain undetected for an extended period of time. In addition, the rapid evolution and increased adoption of artificial intelligence (“AI”) and other emerging technologies also may heighten our cybersecurity risks by making cyberattacks and social engineering more difficult to detect, contain and mitigate.
While we have experienced cyber threats and incidents, we have not (whether directly or indirectly, including through our third-party vendors, customers or other business relations) been subject to a cybersecurity event of which we are aware that has had a material impact on us, including our business strategy, financial condition or results of operations. However, despite our security measures, there is no assurance that we, or the third parties with which we interact, will not experience a cybersecurity incident in the future that materially impacts us. If such an event were to occur it could materially disrupt our operations, expose us to liability under data breach laws, adversely impact our reputation, impact our customer relationships or subject us to other material losses or liability. In addition, a breach of our system or a third-party system upon which we rely may subject us to material losses or liability, including payment network fines, assessments and claims for unauthorized purchases with misappropriated credit, debit or card information, impersonation or other similar fraud claims. A misuse of such data or a cybersecurity breach could harm our reputation and deter our customers and potential customers from using electronic payments generally and our products and services specifically, thus reducing our revenue. In addition, any such misuse or breach could cause us to incur costs to correct the breaches or failures, increase our risk of regulatory scrutiny, subject us to lawsuits and result in the imposition of material penalties and fines under state and federal laws (including HIPAA) or by the payment networks. These risks may be heightened in connection with employees working from remote work environments, as our dependency on certain service providers, such as video conferencing and web conferencing services, has significantly increased. In addition, to access our network, products and services, customers and other third parties may use personal mobile devices or computing devices that are outside of our network environment and subject to their own security risks. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. A significant cybersecurity breach could also result in payment networks prohibiting us from processing transactions on their networks or the loss of our financial institution sponsorship that facilitates our participation in the payment networks, either of which could materially impede our ability to conduct business. In addition, as cybersecurity threats continue to evolve, we have expended, and expect to continue to expend, significant resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities, but we still might be unable to successfully prevent certain cyberattacks.
Although we generally require that our agreements with third parties who have access to customer data include confidentiality obligations that restrict these parties from using or disclosing any customer data except as necessary to perform their services under the applicable agreements, there can be no assurance that these contractual measures will prevent the unauthorized disclosure of business or customer data, nor can we be sure that such third parties would be willing or able to satisfy liabilities arising from their breach of these agreements. Any failure by such third parties to adequately take these protective measures could result in protracted or costly litigation.
In addition, our agreement with our bank sponsor and applicable payment network requirements require us to take certain protective measures to ensure the confidentiality of business and consumer data. Any failure to adequately comply with these protective measures could result in fees, penalties, litigation or termination of our bank sponsor agreement.
Any significant unauthorized disclosure of sensitive data entrusted to us would cause significant damage to our reputation, impair our ability to attract new integrated technology and may cause parties with whom we already have such agreements to terminate them.
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
We rely on third parties for specific services, software and hardware used in providing our products and services. These third parties, including hosting providers such as AWS, are necessary for our internal business needs and for the delivery of various cloud and other hosted solutions to customers. These hosting providers rely on the uninterrupted operation of data centers and the ability to protect computer equipment and information stored in these data centers against unanticipated failures, intrusions, viruses, acts of terrorism and similar damaging events. If one or more of our hosting providers were unable to support our requirements for an extended period, and we are not able to find an alternative solution in a timely fashion, our customer relationships could be at risk of termination, and our business, financial condition and results of operation could be adversely impacted.
We also rely in part on third parties for the development and access to new technologies, or for updates to existing products and services for which they provide ongoing support. Failure by these third-party providers to devote an appropriate level of attention to our products and services could result in delays in introducing new products or services, or delays in resolving any issues with existing products or services for which third-party providers provide ongoing support. In addition, the daily activities and productivity of our workforce is tied to key vendors, such as video conferencing services and internet providers, consistently delivering their services without material disruption, malicious attacks or other factors.
Some of our solutions contain "open-source" software, and any failure to comply with the terms of one or more of applicable open-source licenses could negatively affect our business.
We use certain software licensed under open-source licenses and may continue to use such software in the future. Some open-source licenses require us to make available source code for modifications or derivative works that we create based upon the open source software, and that we license such modifications or derivative works pursuant to a particular open source license or other license allowing further use by third parties. Some open-source licenses could require us to release the source code of our proprietary software if we combine our proprietary software with the open-source software subject to that license. Additionally, the terms of many open-source licenses have not been interpreted by United States or other courts, and there is a risk that these licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our solutions. Using open-source software can also be riskier than using software subject to a more restrictive license because open-source licenses generally do not contain such protections as warranties. Many of the risks associated with using open-source software cannot be eliminated and using such software could adversely affect us.
We have a history of operating losses and will need to generate significant revenues to attain and maintain profitability and positive cash flow and continue our acquisition program.
Since inception in 2012, we have been engaged in growth activities and have made a significant number of acquisitions that have grown our business. This acquisition activity requires substantial capital and other expenditures. While we had substantial net income attributable to i3 Verticals, Inc. in the year ended September 30, 2024 as a result of the gain associated with the divestiture of our Merchant Services Business, taking into account the factors above, we incurred net losses attributable to i3 Verticals, Inc. in the years ended September 30, 2023 and 2022 and prior years, and we may continue to incur losses in the future. A substantial portion of our historical revenue growth has resulted from acquisitions. For the year ended September 30, 2024, the incremental impact of revenues attributable to the acquisitions we completed in 2023 and 2024 were $2.4 million, or 1.0% of our total revenues, net of intercompany eliminations. We expect our cash needs to increase for the next several years as we:
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
The vertical market software industry is competitive. Such competition could adversely affect the revenue we receive, and as a result, our margins, business, financial condition and results of operations.
Other software providers of payment processing services have established a sizable market share in our vertical markets and service more customers than we do. Our growth will largely depend on our ability to increase our market share.
Our competitors in the vertical market software industry include, among others, Tyler Technologies, Inc., Constellation Software, Inc. Verra Mobility Corp, EverCommerce Inc., Roper Technologies, Inc., Axon Technologies, Paymentus Holdings, Inc., Flywire Corp, Weave Communications Inc., Phreesia Inc. and Waystar Holding Corp.
Many of our competitors have substantially greater financial, technological, and marketing resources than we have. Accordingly, if these competitors specifically target our business model, they may be able to offer more attractive solutions to our customers. They also may be able to offer and provide products and services that we do not offer. Additionally, larger financial institutions may decide to perform in-house some or all of the services we provide or could provide, which may give them a competitive advantage in the market. There are also a large number of small providers of vertical market software services or payment processing services that provide various ranges of services to our customers and our potential customers. This competition may effectively limit the prices we can charge and requires us to control costs aggressively in order to maintain acceptable profit margins. Competition could also result in a loss of customers and greater difficulty attracting new customers. One or more of these factors could have a material adverse effect on our business, financial condition and results of operations.
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
The vertical market software market is subject to constant and significant changes. This market is characterized by rapid technological evolution, new product and service introductions, evolving industry standards, changing customer needs and the entrance of non-traditional competitors. To remain competitive, we continually pursue initiatives to develop new products and services to compete in an effective manner. These projects carry risks, such as cost overruns, delays in delivery, performance problems and lack of customer acceptance. In addition, new products and offerings may not perform as intended or generate the business or revenue growth expected. Additionally, we look for acquisition opportunities, investments and alliance relationships with other businesses that will increase our market penetration and enhance our technological capabilities, product offerings and distribution capabilities. Any delay in the delivery of new products and services or the failure to differentiate our products and services or to accurately predict and address market demand could render our products and services less desirable, or even obsolete.Further, the development of AI is complex and uncertain, and presents various risks and uncertainties, including as the result of the rapidly evolving legal, regulatory and ethical landscape associated with the use of AI. Our inability to successfully or effectively implement AI initiatives, or other deficiencies or failures in our AI systems or initiatives, could subject us to competitive harm, legal and regulatory risk, and increase our cybersecurity, intellectual property, and privacy risks. Any of the foregoing could have a material and adverse effect on our operating results and financial condition.

The continued growth and development of our software and related services will depend on our ability to anticipate and adapt to changes in consumer behavior. For example, our failure to timely integrate emerging payment methods into our software could cause us to lose traction among our customers , resulting in a corresponding loss of revenue.
Our payment processing technology offerings in connection with our software must also integrate with a variety of network, hardware, mobile and software platforms and technologies. Any failure to deliver an effective, reliable and secure service or any performance issue that arises could result in significant processing or reporting errors or other losses.Our future success will depend in part on our ability to develop or adapt to technological changes and evolving industry standards. If we are unable to develop, adapt to or access technological changes or evolving industry standards on a timely and cost-effective basis, our business, financial condition and results of operations would be materially adversely affected.
If we fail to comply with the applicable requirements of the Visa and Mastercard payment networks, those payment networks could seek to fine us, suspend us or terminate our registrations through our bank sponsor.
We do not directly access the payment card networks, such as Visa and Mastercard, that enable our acceptance of credit cards and debit cards, including some types of prepaid cards. Accordingly, we must rely on our bank sponsor or other payment processing providers to process transactions and must pay fees for the services. To provide our payment facilitator services, we are registered through our bank sponsor with the Visa and Mastercard networks. The majority of our payment volume in fiscal year 2024 was attributable to transactions processed on the Visa and Mastercard networks. We, our bank sponsor and many of our customers are subject to complex and evolving payment network rules. The payment networks routinely update and modify requirements applicable to payment facilitators, including rules regulating data integrity, third-party relationships (such as those with respect to our bank sponsor), merchant chargeback standards and Payment Card Industry Data Security Standard ("PCI DSS"). The rules of the card networks are set by their boards, which may be influenced by card issuers, some of which offer competing transaction processing services. The PCI Security Standards Council released fulsome revisions in version 4.0, which has been further updated by version 4.0.1, and includes stronger standards that increase the compliance burden on processors and require additional training, education and support tools for processors to support their merchants.
If we or our bank sponsor fails to comply with the applicable rules and requirements of the Visa or Mastercard payment networks, Visa or Mastercard could suspend or terminate our member registration or certification, which would make it impossible for us to conduct our business on its current scale. Further, our transaction processing capabilities, including with respect to settlement processes, could be delayed or otherwise disrupted, and recurring non-compliance could result in the payment networks seeking to fine us. In addition, card networks and their member financial institutions regularly update, and generally expand, security expectations and requirements related to the security of cardholder data and environment. Under certain circumstances, we are required to report incidents to the card networks within a specified time frame.
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

Under certain circumstances specified in the payment network rules, we may be required to submit to periodic audits, self-assessments or other assessments of our compliance with the PCI DSS. Such activities may reveal that we have failed to comply with the PCI DSS. In addition, even if we comply with the PCI DSS, there is no assurance that we will be protected from a security breach. The termination of our registration with the payment networks, or any changes in payment network or issuer rules that limit our ability to provide payment facilitation services, could have an adverse effect on our payment processing volumes, revenues and operating costs. If we are unable to comply with the requirements applicable to our settlement activities, the payment networks may no longer allow us to provide these services, which would require us to spend additional resources to obtain settlement services from a third-party provider. In addition, if we were precluded from processing Visa and Mastercard electronic payments, we would lose substantially all of our payments-related revenues.
We are also subject to the operating rules of Nacha, a self-regulatory organization which administers and facilitates private-sector operating rules for ACH payments and defines the roles and responsibilities of financial institutions and other ACH network participants. The Nacha Operating Rules impose obligations on us and our partner financial institutions. These obligations include audit and oversight by the financial institutions and the imposition of mandatory corrective action, including termination, for serious violations. If an audit or self-assessment under PCI DSS or Nacha identifies any deficiencies that we need to remediate, the remediation efforts may distract our management team and be expensive and time consuming.
If our bank sponsorship is terminated and we are not able to secure or successfully migrate customer portfolios to a new bank sponsor, we will not be able to conduct our business.
If the bank that sponsors us with the Visa and Mastercard networks stop sponsoring us, we would need to find other financial institutions to provide those services, which could be difficult and expensive. If we were unable to find a replacement financial institution to provide sponsorship, we could no longer provide processing services to affected customers, which would negatively impact our revenues and earnings. Furthermore, our bank sponsor retains substantial discretion in approving certain aspects of our business practices, including our solicitation, application and qualification procedures for customers and the terms of our agreements with customers. Our bank sponsor's discretionary actions could have a material adverse effect on our business, financial condition, and results of operations.
If our processing services agreement with Payroc is terminated and we are not able to enter into replacement processing relationship with another party, our ability to provide payment processing services to our affected software customers may be adversely impacted.
In connection with the sale of our Merchant Services Business, we entered into a processing services agreement with Payroc (the “Payroc Processing Agreement”). Under the Payroc Processing Agreement, Payroc agreed to, among other things, process payments for a portion of our software customers in accordance with Payroc’s relationships with certain payment processors and sponsor banks. This processing structure for these specific software customers is intended to be temporary, and we expect such customers will eventually transition into our payment facilitation platform. If, however, the Payroc Processing Agreement is terminated and we are unable to enter into a replacement processing relationship with another party on acceptable terms or in a timely fashion, or if Payroc’s relationship with its processors or sponsor banks is terminated or significantly modified in fashion that is adverse to us or our customers, our ability to provide payment processing services to our affected software customers may be adversely impacted, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We have faced, and may in the future face, chargeback liabilities if our customers refuse or cannot reimburse chargebacks resolved in favor of their customers, and we may not accurately anticipate these liabilities.
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
If we are unable to collect the chargeback from the customer’s account or reserve account (if applicable), or if the customer refuses or is financially unable due to bankruptcy or other reasons to reimburse us for the chargeback, we bear the loss for the amount of the refund paid to the cardholder’s bank. While we did not incur material chargeback losses in our 2024 or 2023 fiscal years, any increase in chargebacks not paid by our customers could have a material adverse effect on our business, financial condition and results of operations.
We are potentially liable for losses caused by fraudulent card transactions. Card fraud occurs when a customer’s customer uses a stolen or counterfeit credit, debit or prepaid card, card number or other credentials to purchase merchandise or services. In a traditional card-present transaction, if the customer swipes the card, receives authorization for the transaction from the card issuing bank and verifies the signature on the back of the card against the paper receipt signed by the customer, the card issuing bank remains liable for any loss. In a fraudulent card-not-present transaction, even if the customer receives authorization for the transaction, the customer is liable for any loss arising from the transaction. Many of our customers transact a substantial percentage of their transactions over the Internet or in response to telephone orders. Because their sales are card-not-present transactions, these customers are more vulnerable to customer fraud than other customers.
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
Visa rules associated with chargeback and fraud are being consolidated effective April 1, 2025, into the Visa Acquirer Monitoring Program, which will phase out the existing Visa Fraud Monitoring Program and Visa Dispute Monitoring Program. Visa's new rules could have serious implications for the types of businesses that we can support, and high-risk merchants will be impacted by the changes.
On occasion, we experience increases in interchange and sponsorship fees; if we cannot pass these increases along to our customers, our profit margins will be reduced.
We pay interchange fees or assessments to the issuing bank through the card associations for each transaction that is processed using their credit and debit cards. From time to time, the card associations increase the interchange fees that they charge processors and the sponsoring bank. At their sole discretion, our sponsoring bank may pass increases in interchange fees on to us. In addition, our sponsoring bank may seek to increase its sponsorship fees charged to us, all of which are based upon the dollar amount of the payment transactions we process. If we are not able to pass these fee increases along to customers through corresponding increases in our processing fees, our profit margins will be reduced.
Third-party hardware that we sell to our customers is generally procured from a limited number of suppliers. Thus, we are at risk of shortages, price increases, changes, delays or discontinuations of hardware, which could disrupt our business.
Some of our solutions require or benefit from the use of third-party hardware products that we sell to our customers, such as kiosks, payment terminals and point of sale equipment. A number of such products come from limited number of suppliers. Due to our reliance on the products produced by a limited number of suppliers, we are subject to the risk of shortages and long lead times in the supply of certain products. Additionally, various sources of supply-chain risk, including strikes or shutdowns at delivery ports or loss of or damage to our products while they are in transit or storage, intellectual property theft, losses due to tampering, issues with quality or sourcing control, failure by our suppliers to comply with applicable laws and regulation, potential tariffs or other trade restrictions, or other similar problems could limit or delay the supply of our products or harm our reputation. In the event of a shortage or supply interruption from suppliers, we may not be able to develop alternate sources quickly, cost-effectively, or at all. Any interruption or delay in manufacturing supply, any increases in costs, or the inability to obtain these products from alternate sources at acceptable prices and within a reasonable amount of time, could harm our ability to provide products to our customers.
We are subject to economic and political risk, the business cycles of our customers and changes in the overall level of consumer and commercial spending, which could negatively impact our business, financial condition and results of operations.
We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income and changes in consumer purchasing habits, as well as changes in political conditions. Economic conditions in the United States continue to be challenging in certain respects, and the United States economy has experienced significant inflation, elevated interest rates, and challenging labor market conditions. Adverse economic conditions may adversely affect our financial performance. We have been adversely impacted by challenging economic conditions in the United States and may continue to adversely impacted by such conditions, particularly if current economic conditions deteriorate.
Rapidly evolving domestic and global conditions are beyond our control and could materially adversely affect our business, operations, and results of operations.
U.S. and international markets are experiencing uncertain and volatile economic and geopolitical conditions, including from the impacts of military conflict in the Middle East, Russian aggression in Ukraine, rises in fuel costs, sustained inflation, threats or concerns of recession, and supply chain disruptions. These conditions make it extremely difficult for us to accurately forecast and plan future business activities. Together, these circumstances create an environment in which it is challenging for us to predict future operating results. If these uncertain business, macroeconomic or political conditions continue or further decline, or if the military conflicts noted above escalate, our business, financial condition and results of operations could be materially adversely affected.
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
Our future growth and profitability depend, in part, upon our continued growth within the vertical markets in which we currently operate. As part of our strategy to expand into new customer bases, we look for acquisition opportunities and partnerships with other businesses that will allow us to increase our market penetration, technological capabilities, product offerings and distribution capabilities.
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
Growth in our current vertical markets also depends upon our ability to adapt existing technology or develop new technologies to meet the particular needs of new and existing customers. We may not have adequate financial or technological resources to develop effective and secure services that will satisfy the demands of these new customers. Penetrating these new customers in our existing vertical markets may also prove to be more challenging or costly or take longer than we may anticipate. If we fail to increase our penetration into existing vertical markets, we may not be able to continue to grow our revenues and earnings.
There are certain risks associated with the sale of our Merchant Services Business which was completed in September 2024.
In September 2024, we completed the sale of our Merchant Services Business. There is no assurance that we will be able to realize the anticipated benefits from the disposition of our Merchant Services Business. Moreover, there are post-closing risks associated with the ancillary agreements entered into by us at the closing, including the transition services agreement, the processing services agreement, and the restrictive covenant agreement. In addition, pursuant to the Purchase Agreement, we agreed to indemnify Payroc with respect to certain matters and we agreed to retain certain liabilities related to the Merchant Services Business, which in any such case could result in liability to us following the closing. Further, we are now highly dependent on the success of our two remaining business segments, our Public Sector segment and Healthcare segment.
Revenues and profits generated via acquisition may be less than anticipated, the integration process could experience delays or difficulties, and we may fail to uncover all liabilities of acquisition targets through the due diligence process prior to an acquisition, resulting in unanticipated costs, losses or a decline in profits, as well as potential impairment charges.
In evaluating and determining the purchase price for a prospective acquisition, we estimate the future revenues and profits from that acquisition based largely on historical financial performance. Following an acquisition, we may experience some customer attrition. Should the rate of post-acquisition customer attrition exceed the rate forecasted, the revenues and profits from the acquisition may be less than we estimated, which could result in losses or a decline in profits, as well as potential impairment charges.

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
We may be subject to costly litigation if our products or services are alleged to infringe upon or otherwise violate a third party’s proprietary rights. Third parties may have, or may eventually be issued, patents that could be infringed by our products and services. Any of these third parties could make a claim of infringement against us with respect to our products and services. We may also be subject to claims by third parties for patent infringement, breach of copyright, trademark, license usage or other intellectual property rights. Any claim from third parties may result in a limitation on our ability to use the intellectual property subject to these claims. Additionally, in recent years, individuals and groups have been purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies like ours. Even if we believe that intellectual property related claims are without merit, defending against such claims is resource intensive and expensive and could result in the diversion of the time and attention of our management and employees. Claims of intellectual property infringement also might require us to redesign affected products or services, enter into costly settlement or license agreements, pay costly damage awards for which we may not have insurance, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products or services. Even if we have an agreement for indemnification against such costs, the indemnifying party, if any in such circumstances, may be unable to uphold its contractual obligations. If we cannot or do not license the infringed technology on reasonable terms or substitute similar technology from another source, our revenue and earnings could be materially and adversely affected.

If we lose key personnel, or if their reputations are damaged, our business, financial condition and results of operations may be adversely affected, and proprietary information of our company could be shared with our competitors.
We depend on the ability and experience of a number of our key personnel who have substantial experience with our operations, the rapidly changing payment processing industry and the vertical markets in which we offer our products and services. Many of our key personnel have worked for us for a significant amount of time or were recruited by us specifically due to their experience. It is possible that the loss of the services of one or a combination of our senior executives or key managers could have a material adverse effect on our business, financial condition and results of operations. In addition, contractual obligations related to confidentiality and assignment of intellectual property rights may be ineffective or unenforceable, and departing employees may share our proprietary information with competitors in ways that could adversely impact us.
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
We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenues. The number of business days in a month or quarter also may affect seasonal fluctuations. Certain revenues in our Public Sector segment fluctuate with the fiscal calendars of our customers. Transactional revenue for our Education customers is strongest in August, September, October, January and February, at the start of each semester, and generally weakens throughout the semester, with little revenue in the summer months of June and July. Operating expenses show less seasonal fluctuation, with the result that net income is subject to the same seasonal factors as our revenues. The growth in our business may have partially overshadowed seasonal trends to date, and seasonal impacts on our business may be more pronounced in the future. Volatility in our key operating metrics or their rates of growth could have a negative impact on our financial results and investor perceptions of our business prospects.

We are the subject of various claims and legal proceedings and may become the subject of claims, litigation or investigations which could have a material adverse effect on our business, financial condition or results of operations.
In the ordinary course of business, we are the subject of various claims and legal proceedings and may become the subject of claims, litigation or investigations, including commercial disputes and employee claims, such as claims of age discrimination, sexual harassment, gender discrimination, immigration violations or other local, state and federal labor law violations, and from time to time may be involved in governmental or regulatory investigations or similar matters arising out of our current or future business. Any claims asserted against us or our management, regardless of merit or eventual outcome, could harm our reputation or the reputation of our management and have an adverse impact on our relationship with our customers and other third parties and could lead to additional related claims. In light of the potential cost and uncertainty involved in litigation, we have in the past and may in the future settle matters even when we believe we have a meritorious defense. Certain claims may seek injunctive relief, which could disrupt the ordinary conduct of our business and operations or increase our cost of doing business. Our insurance or indemnities may not fully cover all claims that may be asserted against us. Furthermore, there is no guarantee that we will be successful in defending ourselves in pending or future litigation or similar matters under various laws. Any judgments or settlements in any pending litigation or future claims, litigation or investigation could have a material adverse effect on our business, financial condition and results of operations.
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
Various laws and regulations, including those in other industries in which we provide services, even if such laws and regulations are not directed at us, may require us to make significant efforts to change our products and services and may require that we incur additional compliance costs and change how we price our products and services to our customers . Implementing new compliance risk mitigation strategies efforts can be significant with the complexity of regulatory requirements, and we are devoting and will continue to devote significant resources to address compliance requirements. Furthermore, regulatory actions may cause changes in business practices by us and other industry participants which could affect how we market, price and distribute our products and services, and which could materially adversely affect our business, financial condition and results of operations. In addition, even an inadvertent failure to comply with laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could damage our business or our reputation.
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
In that regard the CFPB July 25, 2024 report entitled The Cost of Electronic Payments in K-12 Schools, the report included discussion on the CFPB’s Fall 2023 edition of their Supervisory Highlights report and a 2014 USDA Policy Memorandum regarding school lunch fees. The CFPB report concluded that certain payment processing practices utilized by the Company and other participants in our industry may violate consumer financial protection laws.
The appearance of being involved in unfair trade practices and violating consumer protection laws when offering payment processing services to our customers could harm our reputation with our customers. Further, compliance with emerging sector-specific regulations may negatively impact our business, financial condition and results of operations by requiring us to alter our fee structure or payment processing practices.
The CFPB's focus on these payment processing practices may also lead to litigation against the Company. Other companies in our industry that serve the public school sector have been the target of litigation related to the CFPB's increased focus on certain payment processing company practices as potentially volatile of consumer financial laws and as unfair trade practices. As sector-specific laws, governmental rules and regulations develop to implement restrictions on payment processing services within certain sectors, we could become the subject of similar litigation, which could adversely impact our reputation, business and financial results.
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
Interchange fees, which the payment processor typically pays to the card issuer in connection with credit and debit card transactions, are subject to legal, regulatory and legislative scrutiny. In particular, the Dodd-Frank Act regulates and limits debit card fees charged by certain card issuers and allows businesses and organizations to set minimum dollar amounts for the acceptance of credit cards. Specifically, under the commonly known “Durbin Amendment” to the Dodd-Frank Act, the interchange fees that certain issuers charge businesses and organizations for debit transactions are regulated by the Federal Reserve and must be “reasonable and proportional” to the cost incurred by the issuer in authorizing, clearing and settling the transactions. Rules released by the Federal Reserve in July 2011 to implement the Durbin Amendment mandate a cap on debit transaction interchange fees for card issuers with assets of $10 billion or greater. Effective October 1, 2012, debit card issuers are permitted a fraud-prevention adjustment. Since October 2011, a payment network may not prohibit a card issuer from contracting with any other payment network for the processing of electronic debit transactions involving the card issuer’s debit cards, and card issuers and payment networks may not inhibit the ability of businesses and organizations to direct the routing of debit card transactions over any payment networks that can process the transactions.
Rules implementing the Dodd-Frank Act also contain certain prohibitions on payment network exclusivity and merchant routing restrictions. These restrictions could negatively affect the number of debit transactions processed, and prices charged per transaction, which would negatively affect our business.

If we violate the Family Educational Rights and Privacy Act ("FERPA") or Protection of Pupil Rights Amendment ("PPRA"), it could result in a material breach of contract with one or more of our customers in our Education sub-vertical and could harm our reputation. Further, if we disclose student information in violation of FERPA or PPRA, our access to student information could be suspended.
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
For example, the HIPAA privacy and security regulations extensively regulate the use and disclosure of PHI and require business associates such as our company to implement administrative, physical and technical safeguards to protect the security of such information. If we are unable to properly protect the privacy and security of PHI entrusted to us, we could be found to have breached our contracts with our customers and/or be subject to investigation by the United States Department of Health and Human Services ("HHS") Office for Civil Rights (“OCR”). In the event OCR finds that we have failed to comply with applicable HIPAA privacy and security standards, we could face civil and criminal penalties. OCR has become an increasingly active regulator and has signaled its intention to continue this trend. OCR has the discretion to impose penalties without being required to attempt to resolve violations through informal means. Further, OCR may require companies to enter into resolution agreements and corrective action plans that impose ongoing compliance requirements. OCR enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition to enforcement by OCR, state attorneys general are authorized to bring civil actions under either HIPAA or similar state laws, seeking either injunctions or damages in response to violations that threaten the privacy of state residents. Although we have implemented and maintain policies, processes and a compliance program infrastructure to assist us in complying with these laws and regulations and our contractual obligations, we cannot provide assurance regarding how these laws and regulations will be interpreted, enforced or applied to our Healthcare vertical operations. Further, the Federal Trade Commission ("FTC") has prosecuted certain uses and disclosures of personal information and data breach cases as unfair and/or deceptive acts or practices under the Federal Trade Commission Act or under the FTC Health Breach Notification Act.

If we violate the federal Anti-Kickback Statue, Civil Monetary Penalties Law, the False Claims Act, the Cures Act or other federal or state laws and regulations applicable to healthcare services, it could result in a material breach of contract with one or more of our customers in our Healthcare vertical, harm our reputation and subject us to substantial civil and criminal penalties.
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
Healthcare laws, regulations and other requirements impacting our Healthcare vertical operations include the following:
Anti-Kickback Laws. A number of federal and state laws govern patient referrals, financial relationships with physicians and other referral sources and inducements to providers and patients, including restrictions contained in amendments to the Social Security Act, commonly known as the federal Anti-Kickback Statue ("AKS"). The AKS contains a limited number of exceptions, and the Office of Inspector General for the HHS ("OIG") has created regulatory safe harbors to the AKS. Activities that comply with a safe harbor are deemed protected from prosecution under the AKS. Certain of our contracts and other arrangements may not meet an exception or a safe harbor. Failure to qualify for safe harbor protection does not mean the arrangement necessarily violates the AKS, but it may subject the arrangement to greater government scrutiny. We cannot provide assurance that practices outside of a safe harbor will not be found to violate the AKS. Allegations of violations of the AKS may be brought under the federal Civil Monetary Penalties ("the CMP Law"), which requires a lower burden of proof than the AKS.
The OIG has a longstanding concern that percentage-based billing arrangements may increase the risk of improper billing practices. The OIG recommends that medical billing companies develop and implement comprehensive compliance programs to mitigate this risk. In addition, certain states have adopted laws or regulations forbidding splitting of fees with non-physicians, which may be interpreted to prevent business service providers, including medical billing providers, from using a percentage-based billing arrangement. While we have developed and implemented a comprehensive billing compliance program that we believe is consistent with federal guidance, our failure to ensure compliance with controlling legal requirements, accurately anticipate the application of these laws and regulations to our business and contracting model, or comply with regulatory requirements, could create liability for us, result in adverse publicity and negatively affect our business.
Violation of the AKS is a felony, and penalties may include imprisonment, criminal fines and substantial civil monetary penalties. In addition, submission of a claim for items or services generated in violation of the AKS may be subject to additional penalties under the federal False Claims Act ("FCA") as a false or fraudulent claim.
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
The laws and regulations in this area are both broad and vague and judicial interpretation can be inconsistent. We review our practices with regulatory experts in an effort to comply with all applicable laws and regulatory requirements. However, we are unable to predict how laws and regulations will be interpreted or the full extent of their application, particularly to services that are not directly billed to or reimbursed by federal healthcare programs, such as transaction processing services. Any determination by a federal or state regulatory authority that any of our activities or those of our customers or vendors violate any of these laws or regulations could: subject us to civil or criminal penalties, require us to enter into corporate integrity agreements or similar agreements with government regulators to meet ongoing compliance obligations, require us to change or terminate some portions of our business, require us to refund a portion of our service fees and/or disqualify us from providing services to customers that are, or do business with, government programs. Any of these could result in a material adverse impact on our business, results of operations or financial condition. Even an unsuccessful challenge of our activities could result in adverse publicity and could require a costly response.
The Cures Act and Implementing Regulations (Information Blocking and Health Information Technology ("HIT") Standards and Certification Requirements). Standards regarding electronic exchange of information and interoperability are subject to regular revision and updates, and we are required to modify and enhance products and services accordingly. The Information Blocking Rule prohibits healthcare providers, Health Information Exchange ("HIEs"), and HIT developers, including our subsidiary that provides electronic medical records, from information blocking, which is defined as practices likely to interfere with, prevent, or materially discourage access, exchange, or use of electronic health information ("EHI"), except as required by law or specified by HHS as a reasonable and necessary activity. Civil monetary penalties for information blocking by HIT developers are substantial, up to $1 million per violation. The HIT Standards and Certification Criteria Final Rule imposes new criteria related to EHI export and standardized APIs for patient services, and HIT developers of certified HIT need to ensure that their products and services meet the requisite technical standards by the relevant deadlines and continue to evolve as developers and other stakeholders release revised versions of these standards. Additionally, HIT developers that participate in the ONC Health IT Certification Program, like us, must make various certifications regarding their HIT and attest to compliance with applicable conditions of certification, including those related to information blocking.
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
•the design of health insurance plans; and
•the contracting methods payers use in their relationships with providers.

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
From time to time, we have been, are and may in the future be, a party to legal and regulatory proceedings, including investigations, audits, and other reviews. There are an increasing number of investigations and proceedings in the healthcare industry that seek recovery under HIPAA, AKS, the FCA, the CMP, state laws and other statutes and regulations applicable to our business as described in more detail above. Such proceedings can result in verdicts, injunctive relief or other sanctions that may affect how we operate our business and/or have an adverse effect on our financial condition. Violations of applicable statutes and regulations may result in criminal penalties and substantial civil penalties, including exclusion from government healthcare programs, and settlements of lawsuits involving Medicare and Medicaid issues routinely require monetary penalties and corporate integrity agreements. Assessing and predicting the outcome of these matters involves substantial uncertainties. Unexpected outcomes in these legal proceedings, or changes in management’s evaluations or predictions and accompanying changes in established reserves, could have a material adverse impact on our business, results of operations or financial condition. Litigation is costly, time-consuming and disruptive to normal business operations. In addition, the defense of these matters could result in continued diversion of our management’s time and attention away from business operations, which could also harm our business. Even if these matters are resolved in our favor, the uncertainty and expense associated with unresolved legal proceedings could harm our business and reputation.
We must comply with laws and regulations prohibiting unfair or deceptive acts or practices, and any failure to do so could materially and adversely affect our business.
We and many of our customers are subject to Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices (referred to as "UDAAP"), provisions of the Dodd-Frank Act that prohibit UDAAP, the Telemarketing Sales Act, the Electronic Fund Transfer Act and other laws, rules and or regulations, which may directly impact the activities of certain of our customers. These rules may subject us, as the electronic payment processor or provider of certain services, to investigations, fees, fines and disgorgement of funds if we are deemed to have improperly aided and abetted or otherwise provided the means and instrumentalities to facilitate the illegal or improper activities of the customer through our services. Various federal and state regulatory enforcement agencies including the Federal Trade Commission and state attorneys general have authority to take action against non-banks that engage in UDAAP, or violate other laws, rules and regulations. To the extent we are processing payments or providing products and services for a customer that may be in violation of laws, rules and regulations, we may be subject to enforcement actions and as a result may incur losses and liabilities that may adversely affect our business.
We could be adversely affected by violations of the FCPA and similar anti-bribery laws of other countries in which we provide services or have employees.
Because of our international operations we could be adversely affected by violations of the US Foreign Corrupt Practices Act (the “FCPA”) and similar anti-bribery laws of other countries in which we provide services or have employees. The FCPA and similar anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to government officials or other third parties for the purpose of obtaining or retaining business or gaining any business advantage. While our policies mandate compliance with these anti-bribery laws, we cannot provide assurance that our internal control policies and procedures always protect us from reckless or criminal acts committed by our employees, contractors or agents. Failure to comply with the FCPA could result in the imposition of civil or criminal fines and penalties and could disrupt our business and adversely affect our results of operations, cash flows and financial condition.

Numerous other federal laws affect our business, and any failure to comply with those laws could harm our business.
Our payment facilitator solutions present certain regulatory challenges, principally those relating to money transmitter issues. To address these challenges we, along with our third-party service providers, use structural arrangements designed to prevent us from receiving or controlling customer funds removing our activities from the scope of money transmitter regulations. There can be no assurance that these structural arrangements will remain effective as money transmitter laws continue to evolve or that the applicable regulatory bodies, particularly state agencies, will view our payment facilitator activities as compliant.
Our business may also be subject to the Fair Credit Reporting Act ("FCRA"), which regulates the use and reporting of consumer credit information and imposes disclosure requirements on entities that take adverse action based on information obtained from credit reporting agencies. We could be liable if our practices under the FCRA do not comply with the FCRA or regulations under it.
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
Depending on how our products and services evolve, we may be subject to a variety of additional laws and regulations, including those governing money transmission, gift cards and other prepaid access instruments, electronic funds transfers, anti-money laundering, counter-terrorist financing, restrictions on foreign assets, banking and lending, U.S. Safe Harbor regulations, and import and export restrictions. Additionally, we are contractually required to comply with certain anti-money laundering regulations in connection with our payment processing activities. These regulations are generally governed by the Financial Crimes Enforcement Network ("FinCEN") and the Office of Foreign Assets Control ("OFAC"). Our efforts to comply with these laws and regulations could be costly and result in diversion of management time and effort and may still not guarantee compliance. Regulators continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers, and to monitor transactions. If we are found to be in violation of any such legal or regulatory requirements, we may be subject to monetary fines or other penalties such as a cease and desist order, or we may be required to make product changes, any of which could have an adverse effect on our business and financial results.
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
In addition to those laws and regulations discussed previously that are imposed by the card networks and Nacha, governmental bodies in the United States have adopted, or are considering the adoption of, laws and regulations restricting the use, collection, storage, transfer and disposal of, and requiring safeguarding of, personal information. Our operations are subject to certain provisions of these laws. Relevant federal privacy laws include, in addition to FERPA, PPRA and HIPAA described above, the Gramm-Leach-Bliley Act of 1999, which applies directly to a broad range of financial institutions and indirectly, or in some instances directly, to companies that provide services to financial institutions. The U.S. Children’s Online Privacy Protection Act also regulates the collection of information by operators of websites and other electronic solutions that are directed to children under 13 years of age. These laws and regulations restrict the collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices and provide individuals with certain rights to prevent the use and disclosure of protected information. They also impose requirements for safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. In addition, there are state laws and regulations restricting the ability to collect and utilize certain types of information such as Social Security and driver’s license numbers. Certain states impose similar privacy obligations as well as obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and consumer reporting agencies and businesses and governmental agencies that own data.
In connection with providing products and services to our customers, we are required by regulations, applicable industry standards, and our contracts with customers and financial institution distribution partners to provide assurances regarding the confidentiality and security of non-public consumer information. These contracts may require periodic audits by independent companies regarding our compliance with applicable standards. The compliance standards relate to the security of our infrastructure, including components and operational procedures designed to safeguard the confidentiality and security of individuals’ non-public personal information that our customers share with us. Our ability to maintain compliance with these standards and satisfy these audits will affect our ability to attract, grow and maintain business in the future. If we fail to comply with the laws and regulations relating to data privacy and information security, we could be exposed to legal claims and actions or to regulatory enforcement proceedings. In addition, our relationships and reputation could be harmed, which could inhibit our ability to retain existing customers and obtain new customers.
Legal requirements relating to the collection, storage, handling and transfer of personal data continue to evolve at both the federal and state level. For example, the CFPB finalized a rule which goes into effect January 17, 2025, that requires certain data providers to make covered data regarding covered financial products and services available to consumers and authorized third parties in an electronic form, subject to a number of requirements.
Many states have introduced or passed comprehensive consumer privacy laws, including California, Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah and Virginia, that may impose varying standards and requirements on our data collection use and processing activities. These laws require companies (regardless of their location) that process personal information of residents of those states make certain disclosures to consumers about data practices, grant consumers specific rights to their data, and allow consumers to opt out of certain data sharing activities. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data.

Government regulators, industry groups and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. Regulators and courts may expand interpretations of existing laws, thereby further impacting our business. If more restrictive privacy laws or rules and/or inconsistent legal requirements are adopted by authorities in the future on the federal or state level, or regulators' enforcement priorities shift, our compliance costs may increase and our ability to perform due diligence on, and monitor the risk of, our current and potential customers may decrease, which could create liability for us. Many consumer privacy laws provide for civil penalties for violations, and the CCPA and CPRA provide for a private right of action for data breaches that may increase data breach litigation. We may also be exposed to litigation, regulatory fines, penalties or other sanctions if the personal, confidential or proprietary information of our customers is mishandled or misused by any of our suppliers, counterparties or other third parties, or if such third-parties do not have appropriate controls in place to protect such personal, confidential or proprietary information. Further, many foreign data privacy regulations (including India’s Digital Personal Data Protection Act) can be more stringent than those in the United States. These laws and regulations are rapidly evolving and changing and could have an adverse effect on our operations. Our obligations and requirements under these laws and regulations are subject to uncertainty in how they may be interpreted by government authorities and regulators. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs, affect our customers’ willingness to permit us to use and store personal data, prevent us from selling our products or services, and/or affect our ability to invest in or jointly develop products. Failure to comply with these laws may result in governmental enforcement actions, private claims, including class action lawsuits, and damage to our reputation. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations.
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
We no longer qualify as an “emerging growth company”, and as a result, we have been subject to increased disclosure and compliance requirements.
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
The loss of EGC status and compliance has increased and may continue to increase our legal and financial compliance costs, and may cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements.
The heightened focus on environmental, social and governance (“ESG”) practices could increase our costs, harm our reputation and adversely impact our financial results.
There has been heightened focus by investors, customers, environmental activists, the media and governmental and nongovernmental organizations on a variety of ESG matters. If we are not effective in addressing ESG matters affecting our business our reputation may suffer. Moreover, we may experience increased costs in order to develop and execute upon any such ESG strategies, which could have an adverse impact on our business and financial condition.
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
On May 8, 2023, i3 Verticals, LLC (the “Borrower”), entered into that certain Credit Agreement (as amended, the “2023 Senior Secured Credit Facility”) with the guarantors and lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (“JPMorgan”). The 2023 Senior Secured Credit Facility replaces the Prior Senior Secured Credit Facility (as defined below). The 2023 Senior Secured Credit Facility provides for aggregate commitments of $450 million in the form of a senior secured revolving credit facility (the “Revolver”). Borrowings under the Revolver will be made, at the Borrower’s option, at the Adjusted Term SOFR rate or the base rate, plus, in each case, an applicable margin. The Adjusted Term SOFR rate will be the rate of interest per annum equal to the Term SOFR rate (based upon an interest period of one, three or six months), plus 0.10%, plus an applicable margin of 2.00% to 3.00% (2.00% at September 30, 2024). The Adjusted Term SOFR rate shall not be less than 0% in any event. The base rate is a fluctuating rate of interest per annum equal to the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%, plus an applicable margin of 1.00% to 2.00% (2.00% at September 30, 2024). The base rate shall not be less than 1% in any event. As of September 30, 2024, we had no borrowings outstanding under the 2023 Senior Secured Credit Facility. Although we may enter into interest rate swap agreements in the future, we and our subsidiaries are exposed to interest rate increases on the floating portion of our 2023 Senior Secured Credit Facility that are not covered by interest rate swaps, to the extent we have indebtedness outstanding. For additional information about our 2023 Senior Secured Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II, Item 7 of this Annual Report on Form 10-K, and “Quantitative and Qualitative Disclosure About Market Risk” in Part II, Item 7A of this Annual Report on Form 10-K.
On February 18, 2020, i3 Verticals, LLC issued $138.0 million aggregate principal amount of its Exchangeable Notes. The Exchangeable Notes bear interest at a fixed rate of 1.0% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. As of August 15, 2024, the Exchangeable Notes became exchangeable at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The Exchangeable Notes are exchangeable on the terms set forth in the Indenture into cash, shares of Class A common stock, or a combination thereof, at i3 Verticals, LLC’s election, provided that in September 2022, the Company made the irrevocable election to settle the principal portion of its Exchangeable Notes only in cash. As of September 30, 2024, $26.2 million of the original aggregate principal amount of $138.0 million was outstanding.

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
•declare or make distributions and redeem or repurchase equity interests, including making repurchases of Class A common stock pursuant to our share repurchase program, or issue preferred stock;
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
We are a holding company with no operations of our own and currently have no significant assets other than our ownership of common units of i3 Verticals, LLC. We currently have no independent means of generating revenue. Consequently, our ability to obtain operating funds depends upon distributions from i3 Verticals, LLC. Furthermore, i3 Verticals, LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not itself subject to U.S. federal income tax. Instead, its net taxable income is generally allocated to its members, including us, pro rata according to the number of membership interests each member owns. Accordingly, we incur income taxes on our proportionate share of any net taxable income of i3 Verticals, LLC in addition to expenses related to our operations, and our ability to obtain funds to pay these income taxes currently depends upon distributions from i3 Verticals, LLC. We intend to cause i3 Verticals, LLC to distribute cash to us in an amount at least equal to the amount necessary to cover our respective tax liabilities, if any, with respect to our allocable share of the net income of i3 Verticals, LLC and to cover cash dividends on our Class A common stock, if any, we declare, and purchases of Class A common stock pursuant to our share repurchase program, as well as any payments due under the Tax Receivable Agreement (the “Tax Receivable Agreement” or "TRA") by and among i3 Verticals, Inc., i3 Verticals, LLC and each of the holders, other than i3 Verticals, Inc., of common units in i3 Verticals, LLC (the “Continuing Equity Owners”).

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
The Continuing Equity Owners, who collectively hold approximately 31% of the combined voting power of our common stock as of November 22, 2024, may receive payments from us under the Tax Receivable Agreement upon a redemption or exchange of their common units in i3 Verticals, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. As a result, the interests of the Continuing Equity Owners may conflict with the interests of holders of shares of our Class A common stock. For example, the Continuing Equity Owners may have different tax positions from us in relation to whether and when we dispose of assets, whether and when we incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder.
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
Funds used by i3 Verticals, LLC to satisfy its tax distribution obligations may not be available for reinvestment in our business. In particular, in connection with the taxable income associated with the gain on the sale in September 2024 of our Merchant Services Business that is anticipated to be recognized for 2024 federal income tax purposes by the members of i3 Verticals, LLC, a pass-through entity in which the Company held a 70.4% ownership interest as of September 30, 2024, we expect that i3 Verticals, LLC will be required under the terms of its limited liability company agreement to make a tax distribution in the first half of 2025 to the members of i3 Verticals, LLC, including i3 Verticals, Inc., the final amount of which tax distribution has not yet been determined.
As a result of potential differences in the amount of net taxable income allocable to us and to the Continuing Equity Owners, as well as the use of an assumed tax rate in calculating i3 Verticals, LLC’s distribution obligations, we may receive distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement, including in connection with the anticipated tax distribution to be made by i3 Verticals, LLC to its members, including the Company, in early 2025 as described above. Our Board of Directors will determine the appropriate uses for excess cash which is so held by the Company following tax distributions, which may include, among other uses, after giving effect to the payment of obligations under the Tax Receivable Agreement, the recontribution of such cash to i3 Verticals, LLC for use in our business in exchange for common units of i3 Verticals, LLC along with an associated recapitalization of all of the outstanding common units in i3 Verticals, LLC, and/or the payment of a cash dividend on our Class A common stock. While our Board may choose to take any such actions, our Board is not required to do so, and to the extent, for example, such excess cash balances continue to be held by the Company, the Continuing Equity Owners would benefit from any value attributable to such accumulated cash balances as a result of their ownership of Class A common stock following a redemption or exchange of their common units.
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
As of September 30, 2024, we have an aggregate of 126,117,965 shares of Class A common stock authorized but unissued, including 10,032,676 shares of Class A common stock issuable, at our election, upon redemption of common units of i3 Verticals, LLC that are held by the Continuing Equity Owners. Subject to certain restrictions contained in the LLC Agreement, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based and service-based vesting requirements and other limitations) for newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Common Unit redeemed, in each case, in accordance with the terms of the LLC Agreement. At our election, however, we may effect a direct exchange by i3 Verticals, Inc. of such Class A common stock or such cash, as applicable, for such common units in lieu of redemption. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We have also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain Continuing Equity Owners upon such redemption and the shares of Class A common stock issued to certain Continuing Equity Owners in connection with the Reorganization Transactions will be eligible for resale registration, subject to certain limitations set forth in the Registration Rights Agreement.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity Program
We maintain a cybersecurity program that describes required controls for all Company businesses, with day-to-day management and implementation often conducted independently due to our decentralized operating model. While cybersecurity technologies and implementation may differ based on the needs and risk profile of each individual business, we implement standards at the enterprise level and provide centralized oversight work to ensure alignment and consistency. Our cybersecurity team deploys an array of capabilities to ensure the availability, integrity, and confidentiality of key business systems, supported by centrally monitored cyber tools and managed services.

Our cybersecurity programs operate in service of the following express principles:
•Identify: Intended to ensure that our IT team has a comprehensive understanding of our systems and data environment to effectively manage security risks to key assets, data, and services.
•Protect: Implementing controls and safeguards that allow employees to work securely and with confidence, which are intended to enable the continued delivery of essential business services. Our program follows guidelines from the National Institute of Standards and Technology (NIST), Center for Internet Security (CIS), Cloud Service Alliance (CSA), Payment Card Industry (PCI), HIPAA and applicable privacy regulations.
•Detect: Utilizing both external and internal resources to perform continuous assessments and penetration testing throughout the year on the Company’s key business systems, including an annual review to verify our compliance with the Payment Card Industries Data Security Standards (PCI DSS), We deploy systems, capabilities, and processes designed to detect cybersecurity events as early as possible to ensure the resilience of our systems and our ability to identify threats.
•Respond & Recover: Equipping the Company with the necessary capabilities to take immediate and effective action against detected threats. Our incident response plan has a structured escalation process for managing and reporting cybersecurity incidents, starting with initial detection and local management review, escalating to enterprise-level teams, and potentially reaching Audit Committee of the Company's Board of Directors, if the incident is deemed material.
•Awareness: Promoting ongoing user awareness and training so that all employees understand their role in managing cybersecurity risks. Mandatory new hire and annual security and privacy training is provided to all employees, including automated monthly phishing campaigns to educate staff on identifying and reporting phishing threats.
•Third Parties: Processes designed to identify and manage cybersecurity risks associated with our use of third-party providers. These include cybersecurity due diligence efforts, targeted risk oversight, monitoring and mitigation efforts and contractual protections, as necessary.

We utilize both external and internal resources to perform assessments and penetration testing throughout the year on the Company’s key business systems, including an annual review to verify our compliance with the Payment Card Industries Data Security Standards (PCI DSS). Additionally, we engage consulting firms and other third parties to conduct evaluations of our security controls, including penetration testing and independent audits, and to advise the Company's Audit Committee, and our management team on cybersecurity matters..
While we have experienced cyber threats and incidents, we have not (whether directly or indirectly, including through our third-party vendors, or customers or other business relations) been subject to a cybersecurity event of which we are aware that has had a material impact on us, including our business strategy, financial condition or results of operations. However, despite our security measures, there is no assurance that we, or the third parties with which we interact, will not experience a cybersecurity incident in the future that materially impacts us. For additional information regarding the risks to us associated with cybersecurity incidents and cybersecurity or technological risks, see “Unauthorized disclosure, destruction or modification of data or disruption of our services or other cybersecurity or technological risks, including as a result of a cybersecurity incident, could expose us to liability, protracted and costly litigation and damage our reputation.” included in Part I, Item 1A of this Form 10-K.
We maintain a cybersecurity insurance policy that provides coverage in connection with cybersecurity incidents. However, costs and damages associated with cybersecurity incidents may not be fully insured under our insurance policy, and (to the extent otherwise covered) are subject to applicable deductibles.
Governance
While the Company’s Board of Directors has the ultimate responsibility for risk management, the Board has designated the Audit Committee as being primarily responsible for certain specific categories of risk oversight matters, including the oversight of the Company's privacy, data and cybersecurity risk exposures, such as the steps management has taken to monitor and mitigate such exposures and protect against threats to the Company’s information systems and security. Our cybersecurity risk management processes are integrated into our overall risk management system.
At a management level, the Company’s cybersecurity risk management program is led by our Chief Technology Officer (CTO), who reports to the Company’s President and regularly briefs him on developments that impact the program. Our CTO has an extensive track record of executive leadership in technology and cybersecurity, including overseeing the development and management of enterprise-level cybersecurity programs. With over 30 years of experience in technology, he has held key leadership roles where he successfully implemented IT governance, risk, and compliance frameworks, reducing organizational risk and enhancing operational resilience. Our Senior Vice-President of Technology, Compliance, Security Services (SVP-TCSS) reports to our CTO and leads a team of security professionals. Our SVP-TCSS has expertise in cybersecurity risk management through his more than 20 years of experience in cybersecurity, technology and data privacy roles. In addition, other individuals on our IT security team have cybersecurity experience or certifications relevant to their respective role.

Our incident response plan outlines controls and procedures for cybersecurity incidents. This plan includes a cybersecurity incident command team that to conducts initial assessments of incidents. If an incident meets defined criteria, it is reviewed by senior IT security members. The leadership team evaluates the potential impact and the need for public disclosure, and if necessary, escalates the incident to executive management, the Audit Committee, and/or the Board of Directors.
On a quarterly basis, the Company’s CTO reports to the Audit Committee regarding the Company’s cybersecurity program, including the status of ongoing proactive efforts to improve the Company’s cybersecurity risk profile. The CTO also reports to the Audit Committee on a quarterly basis regarding remediation activities, if any, along with related security metrics, in connection with any areas where cybersecurity threats have been identified.

Item 2. Properties
Our corporate headquarters is in Nashville, Tennessee where we occupy approximately 16,000 square feet of office space under a lease that expires in 2027. We lease properties for our Public Sector segment located within various geographic regions in which we conduct business, including Alabama, Colorado, Connecticut, Georgia, Louisiana, Michigan, South Carolina, Tennessee and Texas. We also lease properties for our Healthcare segment located within Ohio, Louisiana and Wisconsin. Our properties include office spaces used for support, operational, sales, management and administrative purposes.
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

Item 3. Legal Proceedings
The information required with respect to this item can be found in Note 16 to the accompanying audited consolidated financial statements contained in this report and is incorporated by reference into this Part I, Item 3.

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
Stockholders
As of November 22, 2024, there were 69 stockholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers. As of November 22, 2024, there were 51 stockholders of record of our Class B common stock.
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

Comparison of Cumulative Total Return
Among i3 Verticals, Inc., the S&P 500 Index, and the S&P 500 Information Technology Index
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
9/30/19
9/30/20
9/30/21
9/30/22
9/30/23
9/30/24
i3 Verticals, Inc.
S&P 500
S&P 500 Information Technology

The following table presents the corresponding data for the periods shown in the graph:

	i3 Verticals, Inc.	S&P 500	S&P 500 Information Technology
September 30, 2019	$100.00	$100.00	$100.00
September 30, 2020	$125.50	$112.98	$145.37
September 30, 2021	$120.33	$144.71	$185.64
September 30, 2022	$99.55	$120.45	$147.16
September 30, 2023	$105.07	$144.05	$205.58
September 30, 2024	$105.91	$193.58	$311.58
Sales of Unregistered Securities
All sales of unregistered securities during the year ended September 30, 2024, have been previously disclosed in either a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
Share Repurchase Program
On August 8, 2024, the Company announced that our Board of Directors had approved a share repurchase program for the Company’s Class A common stock, under which the Company is authorized to repurchase up to $50.0 million of outstanding shares of our Class A common stock (exclusive of fees, commissions or other expenses related to such repurchases) (the "Share Repurchase Program"). The Share Repurchase Program will terminate on the earlier of August 8, 2025, or when the maximum dollar amount under the Share Repurchase Program has been expended. Pursuant to the Share Repurchase Program, the Company is authorized to make repurchases of our Class A common stock in the open market, through privately negotiated transactions, or otherwise, including under Rule 10b5-1 plans.
Repurchases under the Share Repurchase Program are subject to prevailing market conditions, liquidity and cash flow considerations, applicable securities laws requirements (including under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as applicable), compliance with contractual restrictions under the 2023 Senior Secured Credit Facility, and other factors. In addition, the terms of the Share Repurchase Program provides that, immediately prior to repurchases of Class A common stock under the Share Repurchase Program, i3 Verticals, LLC redeems for cash an equal number of units held by the Company in i3 Verticals, LLC in order to fund such repurchases and maintain a 1-1 ratio between the number of outstanding shares of Class A common stock and the units held by the Company in i3 Verticals, LLC. The Share Repurchase Program does not obligate us to acquire any particular amount of Class A common stock, and the Share Repurchase Program may be suspended or discontinued at any time at our discretion.
We did not repurchase any shares of our Class A common stock (under our Share Repurchase Program or otherwise) or Class B common stock during the three months ended September 30, 2024.
Dividends
We have never declared or paid a cash dividend on our Class A common stock. In addition, under our certificate of incorporation, holders of our Class B common stock are not entitled to participate in any cash dividends declared by our Board of Directors. We intend to retain any earnings to finance the growth and development of our business and do not currently expect to declare or pay any cash dividends, provided that, as described above, our Board of Directors will determine the appropriate uses for excess cash held by the Company following tax distributions made by i3 Verticals, LLC to its members, including the Company, in connection with the taxable income associated with the gain on the sale in September 2024 of our Merchant Services Business. A possible use for such excess cash may be the payment of a cash dividend on our Class A common stock. For additional information, see the discussion in our risk factors under Part I, Item 1A of this Form 10-K under “In certain circumstances, i3 Verticals, LLC will be required to make distributions to us and the Continuing Equity Owners, and the distributions that i3 Verticals, LLC will be required to make may be substantial.” Our Board of Directors reviews our dividend policy from time to time and may declare dividends (whether special dividends or otherwise) at its discretion. Additionally, our 2023 Senior Secured Credit Facility (as defined below) places restrictions on the payment of dividends by the Company. For further discussion of the 2023 Senior Secured

Credit Facility, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

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

Executive Overview
The Company delivers seamless integrated software and services to customers in strategic vertical markets. Building on its broad suite of software and services solutions, the Company creates and acquires software products to serve the specific needs of its customers. The Company's primary strategic verticals are Public Sector and Healthcare.
Economic Trends
Inflationary pressures, elevated interest rate levels, monetary policy, and the current geopolitical situation (including the military conflicts in the Middle East and Ukraine), are causing broad economic uncertainty and could potentially cause new, or exacerbate existing, economic challenges that may impact us. These conditions could worsen as a result of adverse economic developments impacting the U.S. and/or global economies. As the future magnitude, duration and effects of these conditions are difficult to predict at this time, we are unable to predict the extent of the potential effect on our financial results.
Liquidity
At September 30, 2024, we had $86.5 million of cash and cash equivalents and $450.0 million of available capacity under our 2023 Senior Secured Credit Facility subject to our financial covenants. As of September 30, 2024, we were in compliance with these covenants with a consolidated interest coverage ratio and total leverage ratio 3.30x, and 0.06x, respectively. For additional information about our Exchangeable Notes and 2023 Senior Secured Credit Facility, see the section entitled “Liquidity and Capital Resources” below.

Recent Developments
Sale of Merchant Services Business
On September 20, 2024, i3 Verticals, LLC, and i3 Holdings Sub, Inc., a wholly-owned subsidiary of i3 Verticals, LLC (“Corporation Seller,” and collectively with i3 Verticals, LLC, the “Sellers”) completed the transactions (such closing, the “Closing”) contemplated by that certain Securities Purchase Agreement dated as of June 26, 2024 (the “Purchase Agreement”), by and among i3 Verticals, LLC, Corporation Seller, the Company (solely for the purpose of providing a guaranty of the obligations of Sellers as set forth in the Purchase Agreement), Payroc Buyer, LLC (“Buyer”), and Payroc WorldAccess, LLC (solely for the purpose of providing a guaranty of the obligations of Buyer as set forth in the Purchase Agreement), the entry into which Purchase Agreement was previously disclosed in a Current Report on Form 8-K filed by the Company on June 26, 2024. Pursuant to the terms of the Purchase Agreement, the Sellers sold to Buyer the equity interests of certain direct and indirect wholly-owned subsidiaries of Sellers (the “Acquired Entities”) primarily comprising the Company's merchant services business, including its associated proprietary technology (the “Merchant Services Business”), after giving effect to the contribution of certain assets and the assignment of certain liabilities associated with the Merchant Services Business from i3 Verticals, LLC and certain affiliates to the Acquired Entities pursuant to a contribution agreement which was entered into immediately prior to the Closing. Pursuant to the terms of the Purchase Agreement, Buyer paid to Sellers an aggregate purchase price of approximately $438 million (after giving effect to estimated net working capital, indebtedness and cash adjustments), payable in cash at the Closing, subject to post-closing purchase price adjustments. The Merchant Services Business comprised our entire former Merchant Services segment and a small portion of our former Software and Services segment.
Acquisitions
A core component of our growth strategy includes a disciplined approach to acquisitions of companies and technology, evidenced by numerous platform acquisitions and tuck-in acquisitions since our inception in 2012. Our acquisitions have increased the number of businesses and organizations to whom we provide solutions and augmented our existing proprietary payment facilitator platform and software solutions and capabilities.
Acquisitions during the year ended September 30, 2024
On August 1, 2024, we completed the acquisition of a business to expand our permitting and licensing software offerings in the Public Sector vertical. Total purchase consideration was $18.0 million in cash funded by the proceeds from our revolving credit facility, the issuance of 311,634 shares of our Class A common stock in a private placement, and $2.0 million in contingent consideration.
During the year ended September 30, 2024, we completed the acquisition of one other business to expand our software offerings. Total purchase consideration was $1.3 million, including $1.1 million in cash funded by the proceeds from our revolving credit facility and $0.2 million in contingent consideration.
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
During the year ended September 30, 2023, we completed the acquisition of one other business within continuing operations to expand our software offerings. Total purchase consideration was $15.3 million, including $12.5 million in cash funded by the proceeds from our revolving credit facility, $2.0 million of our Class A Common Stock, and $0.8 million in contingent consideration.

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
Expenses
Other costs of services. Other costs of services include costs directly related to our software and related services, such as hosting expenses. Additionally, other costs of services include costs directly attributable related to payment processing services such as a processing and bank sponsorship. Losses resulting from chargebacks against a customer are included in other cost of services. Other costs of services are recognized at the time the related revenue is recognized.
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
Interest expense, net. Our interest expense consists of interest on our outstanding indebtedness under our 2023 Senior Secured Credit Facility, our Prior Senior Secured Credit Facility and Exchangeable Notes, and amortization of debt issuance costs. Interest income is generated from cash and cash equivalents held at financial institutions.
How We Assess Our Business
As a result of the sale of the Merchant Services Business pursuant to the Purchase Agreement, the historical results of the Merchant Services segment and a small portion of the historical Software and Services segment which had been included in the Merchant Services Business have been reflected as discontinued operations in our consolidated financial statements. After giving effect to these developments, the Company has two reportable segments, Public Sector and Healthcare, and an Other category.
Public Sector
Our Public Sector segment has products and solutions that create an efficient flow of information throughout a variety of public sector entities. We serve customers at both the state and local level and our geographic reach covers most of the United States and some of Canada. Our solutions help our customers provide more responsive and efficient services to their citizens and stakeholders.
Healthcare
Our Healthcare segment is dedicated to delivering integrated solutions across the healthcare ecosystem, catering to providers and payers, with a strong emphasis on enhancing process efficiency and ensuring compliance.

Other
The Other category includes corporate overhead expenses, technology resources shared across segments and inter-segment eliminations.
For additional information on our segments, see Note 18 to our consolidated financial statements.
Key Performance Indicators
We evaluate our performance through various meters, including the following key performance indicators:
•Annualized recurring revenue ("ARR");
•Adjusted EBITDA margin

ARR is the annualized revenue derived from software-as-a-service (“SaaS”) arrangements, transaction-based software-revenue, software maintenance, recurring software-based services, payments revenue and other recurring revenue sources within the quarter. This excludes contracts that are not recurring or are one-time in nature. We focus on ARR because it helps us to assess the health and trajectory of our business. ARR does not have a standardized definition and is therefore unlikely to be comparable to similarly titled measures presented by other companies. It should be reviewed independently of revenue and it is not a forecast. Additionally, ARR does not take into account seasonality. The active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers. ARR from continuing operations for the three months ended September 30, 2024 and 2023 was $188.2 million and $175.1 million, respectively, representing a period-to-period growth rate of 7.5%.
Adjusted EBITDA margin is used by the Company to measure operating performance and for purposes of making decisions about allocating resources to our business segments. Adjusted EBITDA margin for any particular period is adjusted EBITDA as a percentage of revenue for such period. Adjusted EBITDA is calculated as earnings adjusted to exclude interest, tax, depreciation, amortization, stock-compensation expense, non-cash changes in the fair value of contingent consideration, M&A-related expenses, and certain other adjustments that management believes are not reflective of our underlying operations. Adjusted EBITDA and Adjusted EBITDA margin are presented at a segment level in our financial statement footnotes in accordance with ASC 280 – “Segment Reporting.” Adjusted EBITDA margin for our public sector segment was 40% for each of the years ended September 30, 2024 and 2023. Further, Adjusted EBITDA margin for our healthcare segment was 20% for the year ended September 30, 2024, and 21% for the year ended September 30, 2023. For additional information regarding Adjusted EBITDA and Adjusted EBITDA margin, see Note 18 to our consolidated financial statements. Adjusted EBITDA and Adjusted EBITDA margin, when presented on a consolidated basis in our other public disclosures, are non-GAAP financial measures.
We no longer consider payment volume to be a key performance indicator as a result of the fact that such metric was associated with our Merchant Services Business, which was sold on September 20, 2024, pursuant to the Purchase Agreement, and is now reflected in discontinued operations.
Further, we no longer consider software and related services as a percentage of total revenue to be a key performance indicator as a result of the fact that, following the sale of our Merchant Services Business on September 20, 2024, our software and related services business comprises a sufficiently high percentage of our total business from continuing operations that we no longer consider such measure to be a key metric in connection with the operation of our business.

Results of Operations
As a result of the sale of the Merchant Services Business, the historical results of the Merchant Services Business have been reflected as discontinued operations in our consolidated financial statements. Prior period results of operations and balance sheet information have been recast to reflect this presentation, and the discussion below relates to our continuing operations after giving effect to the reclassification for the Merchant Services Business as discontinued operations.
Year Ended September 30, 2024 Compared to Year Ended September 30, 2023
The following table presents our historical results of operations for the periods indicated:

	Year ended September 30,		Change
(in thousands)	2024	2023	Amount	%

Revenue	$229,923	$226,722	$3,201	1.4%

Operating expenses
Other costs of services	18,573	15,355	3,218	21.0%
Selling, general and administrative	176,390	177,731	(1,341)	(0.8)%
Depreciation and amortization	28,796	26,438	2,358	8.9%
Change in fair value of contingent consideration	(690)	10,767	(11,457)	n/m
Total operating expenses	223,069	230,291	(7,222)	(3.1)%

Income (loss) from operations	6,854	(3,569)	10,423	n/m

Other expenses
Interest expense, net	29,263	25,128	4,135	16.5%
Other income	(3,395)	(1,224)	(2,171)	n/m
Total other expenses	25,868	23,904	1,964	n/m

Loss before income taxes	(19,014)	(27,473)	8,459	n/m

Benefit from income taxes	(5,668)	(3,788)	(1,880)	n/m

Net loss from continuing operations	(13,346)	(23,685)	10,339
Net income from discontinued operations, net of income taxes	188,476	21,033	167,443
Net income (loss)	175,130	(2,652)	177,782	n/m

Net loss from continuing operations attributable to non-controlling interest	(4,424)	(7,863)	3,439
Net income from discontinued operations attributable to non-controlling interest	66,213	6,022	60,191
Net income (loss) attributable to non-controlling interest	61,789	(1,841)	63,630	n/m

Net loss from continuing operations attributable to i3 Verticals, Inc.	(8,922)	(15,822)	6,900
Net income from discontinued operations attributable to i3 Verticals, Inc.	122,263	15,011	107,252
Net income (loss) attributable to i3 Verticals, Inc.	$113,341	$(811)	$114,152	n/m

n/m = not meaningful

Revenue
Revenue increased $3.2 million, or 1.4%, to $229.9 million for the year ended September 30, 2024 from $226.7 million for the year ended September 30, 2023. This increase was partially driven by revenue from acquisitions completed during the 2024 and 2023 fiscal years of $2.4 million, net of intercompany eliminations, all of which were within the Public Sector segment. In addition to our growth through acquisitions, revenue from existing businesses grew, resulting from growth in proprietary payments revenues and software and related services revenues, primarily in Public Sector.
Revenue within Public Sector increased $2.6 million, or 1.4%, to $184.8 million for the year ended September 30, 2024 from $182.2 million for the year ended September 30, 2023. This increase was principally driven by revenue of $2.4 million from acquisitions completed during 2024 and 2023.
Revenue within Healthcare increased $1.0 million, or 2.2%, to $45.6 million for the year ended September 30, 2024 from $44.6 million for the year ended September 30, 2023. This increase was principally driven by growth from software and related services revenue.
Other Costs of Services
Other costs of services increased $3.2 million, or 21.0%, to $18.6 million for the year ended September 30, 2024 from $15.4 million for the year ended September 30, 2023. This increase was primarily driven by an increase of $1.4 million in software expenses and an increase of $1.0 million in third-party processing expense.
Other costs of services within Public Sector increased $2.8 million, or 21.0%, to $16.1 million for the year ended September 30, 2024 from $13.3 million for the year ended September 30, 2023, driven by increases in software expenses and third-party processing expense.
Other costs of services within Healthcare increased $0.8 million, or 39.4%, to $2.9 million for the year ended September 30, 2024 from $2.1 million for the year ended September 30, 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $1.3 million, or 0.8%, to $176.4 million for the year ended September 30, 2024 from $177.7 million for the year ended September 30, 2023. This decrease was principally driven by a $4.6 million decrease in employment expense, primarily resulting from a decrease in stock compensation expense. This was partially offset by an increase of $2.8 million in professional services and insurance expense.
Depreciation and Amortization
Depreciation and amortization increased $2.4 million, or 8.9%, to $28.8 million for the year ended September 30, 2024 from $26.4 million for the year ended September 30, 2023. Amortization expense increased $2.0 million to $26.1 million for the year ended September 30, 2024 from $24.1 million for the year ended September 30, 2023 primarily due to an increase in capitalized software project releases. Depreciation expense increased $0.4 million to $2.7 million for the year ended September 30, 2024 from $2.4 million for the year ended September 30, 2023.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a benefit of $0.7 million for the year ended September 30, 2024 related to adjustments to the expected present value of consideration to be paid for earnouts. The change in fair value of contingent consideration for the year ended September 30, 2023 was a charge of $10.8 million.
Interest Expense, net
Interest expense, net, increased $4.1 million, or 16.5%, to $29.3 million for the year ended September 30, 2024 from $25.1 million for the year ended September 30, 2023. The increase reflected a higher average interest rate and a higher average outstanding debt balance for the year ended September 30, 2024, as compared to the year ended September 30, 2023.

Other Income
Other income was $3.4 million for the year ended September 30, 2024, compared to other income of $1.2 million for the year ended September 30, 2023. Other income for the year ended September 30, 2024 reflects $1.2 million relating to adjustments of liabilities under our Tax Receivable Agreement related to the remeasurement of the underlying deferred tax asset for change in income tax rates and the gain on the Exchangeable Note Repurchases and $2.3 million relating to the gain on Warrant Unwinds, net of the loss on Note Hedge Unwinds, partially offset by a $0.1 million loss on the sale of a building purchased through acquisition. Other income for the year ended September 30, 2023 reflects $0.9 million relating to adjustments of liabilities under our Tax Receivable Agreement related to the remeasurement of the underlying deferred tax asset for changes in estimated income tax rates and $0.3 million contingent consideration received for an investment that was sold in a prior year.
(Benefit from) Income Taxes
The benefit from income taxes was $5.7 million for the year ended September 30, 2024 as compared to a $3.8 million benefit from income taxes for the year ended September 30, 2023. The benefit from deferred income taxes increased to a benefit of $8.8 million for the year ended September 30, 2024 from a benefit of $7.3 million for the year ended September 30, 2023, driven by a reduction in valuation allowances. Additionally, the provision for current income tax expense decreased to $3.1 million for the year ended September 30, 2024 from $3.5 million for the year ended September 30, 2023, driven by the decrease in current state tax expense. Our effective tax rate of 30% for the year ended September 30, 2024 differs from the federal statutory rate primarily due to valuation allowance and state tax expense. i3 Verticals, Inc. is subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.
Net income from discontinued operations, net of income taxes
Net income from discontinued operations, net of income tax, increased $167.4 million, or 796%, to $188.5 million for the year ended September 30, 2024 from $21.0 million for the year ended September 30, 2023. See Note 2 to our consolidated financial statements for additional information and detail on the financial results of discontinued operations.
The largest driver of the increase in net income from discontinues operations for the year ended September 30, 2024 from the year ended September 30, 2023 was the gain on the sale of the Merchant Services business of $205.6 million, partially offset by an increase in the provision for income taxes of $38.7 million for the year ended September 30, 2024 from the year ended September 30, 2023 . Additionally, revenue from discontinued operations increased $2.4 million, partially offset by an increase of $1.9 million in other cost of services for discontinued operations for the year ended September 30, 2024 from the year ended September 30, 2023. These increases were primarily driven by increases in payments volume.

Year Ended September 30, 2023 Compared to Year Ended September 30, 2022
The following table presents our historical results of operations for the periods indicated:

	Year ended September 30,		Change
(in thousands)	2023	2022	Amount	%

Revenue	$226,722	$187,752	$38,970	20.8%

Operating expenses
Other costs of services	15,355	12,834	2,521	19.6%
Selling, general and administrative	177,731	156,666	21,065	13.4%
Depreciation and amortization	26,438	19,330	7,108	36.8%
Change in fair value of contingent consideration	10,767	22,063	(11,296)	n/m
Total operating expenses	230,291	210,893	19,398	9.2%

Loss from operations	(3,569)	(23,141)	19,572	n/m

Other expenses
Interest expense, net	25,128	14,775	10,353	70.1%
Other (income) expense	(1,224)	991	(2,215)	n/m
Total other expenses	23,904	15,766	8,138	n/m

Loss before income taxes	(27,473)	(38,907)	11,434	n/m

(Benefit from) provision for income taxes	(3,788)	152	(3,940)	n/m

Net loss from continuing operations	(23,685)	(39,059)	15,374
Net income from discontinued operations, net of income taxes	21,033	15,842	5,191
Net loss	(2,652)	(23,217)	20,565	n/m

Net loss from continuing operations attributable to non-controlling interest	(7,863)	(11,828)	3,965
Net income from discontinued operations attributable to non-controlling interest	6,022	5,713	309
Net loss attributable to non-controlling interest	(1,841)	(6,115)	4,274	n/m

Net loss from continuing operations attributable to i3 Verticals, Inc.	(15,822)	(27,231)	11,409
Net income from discontinued operations attributable to i3 Verticals, Inc.	15,011	10,129	4,882
Net loss attributable to i3 Verticals, Inc.	$(811)	$(17,102)	$16,291	n/m

n/m = not meaningful
Revenue
Revenue increased $39.0 million, or 20.8%, to $226.7 million for the year ended September 30, 2023 from $187.8 million for the year ended September 30, 2022. This increase was partially driven by revenue from acquisitions completed during the 2023 and 2022 fiscal years of $21.5 million, net of intercompany eliminations, all of which were within the Public Sector and Healthcare segments. In addition to our growth through acquisitions, revenue from existing businesses grew, resulting from growth in proprietary payments revenues of $9.7 million and software and related services revenues of $7.9 million.

Revenue within Public Sector increased $38.3 million, or 26.6%, to $182.2 million for the year ended September 30, 2023 from $144.0 million for the year ended September 30, 2022. This increase was principally driven by revenue of $20.4 million from acquisitions, net of intercompany eliminations completed during the 2023 and 2022 fiscal years. In addition to our growth through acquisitions, revenue from existing businesses grew, resulting from growth in proprietary payments revenues of $9.6 million and software and related services revenues of $8.4 million.
Revenue within Healthcare increased $0.8 million, or 1.7%, to $44.6 million for the year ended year ended September 30, 2023 from $43.8 million for the year ended September 30, 2022. This increase was principally driven by revenue of $1.1 million from acquisitions, net of intercompany eliminations, completed during the 2023 and 2022 fiscal years.
Other Costs of Services
Other costs of services increased $2.5 million, or 19.6%, to $15.4 million for the year ended September 30, 2023 from $12.8 million for the year ended September 30, 2022. This increase was primarily driven by an increase of $1.0 million in third-party processing expense, an increase of $0.6 million in residuals expense and an increase of $0.5 million in software expenses.
Other costs of services within Public Sector increased $2.2 million, or 19.4%, to $13.3 million for the year ended September 30, 2023 from $11.2 million for the year ended September 30, 2022., driven by increases in third-party processing expense and software expenses.
Other costs of services within Healthcare increased $0.4 million, or 21.6%, to $2.1 million for the year ended September 30, 2023 from $1.7 million for the year ended September 30, 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $21.1 million, or 13.4%, to $177.7 million for the year ended September 30, 2023 from $156.7 million for the year ended September 30, 2022. This decrease was principally driven by an $18.6 million increase in employment expense, primarily resulting from an increase in headcount that resulted from acquisitions and an increase in contract labor. The remaining increases primarily related to increases in technology expenses of $2.4 million for the year ended September 30, 2023 from $1.6 million for the year ended September 30, 2022.
Depreciation and Amortization
Depreciation and amortization increased $7.1 million, or 36.8%, to $26.4 million for the year ended year ended September 30, 2023 from $19.3 million for the year ended September 30, 2022. Amortization expense increased $6.4 million to $24.1 million for the year ended September 30, 2023 from $17.7 million for the year ended September 30, 2022 primarily due to an increase in capitalized software project releases. Depreciation expense increased $0.7 million to $2.4 million for the year ended September 30, 2023 from $1.6 million for the year ended September 30, 2022.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a charge of $10.8 million for the year ended September 30, 2023 related to adjustments to the expected present value of consideration to be paid for earnouts. The change in fair value of contingent consideration for the year ended September 30, 2022 was a charge of $22.1 million.
Interest Expense, net
Interest expense, net, increased $10.4 million, or 70.1%, to $25.1 million for the year ended September 30, 2023 from $14.8 million for the year ended September 30, 2022. The increase reflected a higher average interest rate and a higher average outstanding debt balance for the year ended September 30, 2023, as compared to the year ended September 30, 2022.

Other income (expense)
Other income was $1.2 million for the year ended September 30, 2023, compared to other expense of $1.0 million for the year ended September 30, 2022. Other income and expense for the years ended September 30, 2023 and 2022, both related to adjustments of liabilities under our Tax Receivable Agreement that related to remeasurement of the underlying deferred tax asset for changes in estimated income tax rates.
(Benefit from) Provision for Income Taxes
The benefit from income taxes was $3.8 million for the year ended September 30, 2023 as compared to a provision for income taxes of $0.2 million for the year ended September 30, 2022. The benefit from deferred income taxes increased to a benefit of $7.3 million for the year ended September 30, 2022 from a benefit of $1.1 million for the year ended September 30, 2022, driven by limitations on interest expense deductions and stock compensation expense being deferred for income tax purposes. Additionally, the provision for current income tax expense increased to $3.5 million for the year ended September 30, 2023 from $1.3 million for the year ended September 30, 2022, driven by limitations on interest expense deduction and the phase in of deferral of research and development expenses. Our effective tax rate of 14% for the year ended September 30, 2023 differs from the federal statutory rate primarily due to valuation allowance and state tax expense. i3 Verticals, Inc. is subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.
Net income from discontinued operations, net of income taxes
Net income from discontinued operations, net of income tax, increased $5.2 million, or 32.8%, to $21.0 million for the year ended September 30, 2023 from $15.8 million for the year ended September 30, 2022. See Note 2 to our consolidated financial statements for additional information and detail on the financial results of discontinued operations.
Revenue from discontinued operations increased $13.4 million, partially offset by increases of $4.9 million in selling, general and administrative and $4.7 million in other cost of services for discontinued operations for the year ended September 30, 2023 from the year ended September 30, 2022. These increases were primarily driven by increases in payments volume and employment costs.
Seasonality
We have experienced in the past, and may continue to experience, seasonal fluctuations in our revenues as a result of consumer and business spending patterns. The number of business days in a month or quarter also may affect seasonal fluctuations. Certain revenues in our Public Sector segment fluctuate with the fiscal calendars of our customers. Transactional revenue for our Education customers is strongest in August, September, October, January and February, at the start of each semester, and generally weakens throughout the semester, with little revenue in the summer months of June and July. Operating expenses show less seasonal fluctuation, with the result that net income is subject to the same seasonal factors as our revenues. The growth in our business may have partially overshadowed seasonal trends to date, and seasonal impacts on our business may be more pronounced in the future.

Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash from operating activities. As of September 30, 2024, we had $86.5 million of cash and cash equivalents and available borrowing capacity of $450.0 million under our 2023 Senior Secured Credit Facility, subject to the financial covenants. We usually minimize cash balances by making payments on our revolving line of credit to minimize borrowings and interest expense. As of September 30, 2024, we had no borrowings outstanding under the 2023 Senior Secured Credit Facility. For additional information about our 2023 Senior Secured Credit Facility, see the section entitled "— 2023 Senior Secured Credit Facility" below.

Our primary cash needs are to fund working capital requirements, make capital expenditures and otherwise invest in our technology infrastructure, fund acquisitions and related contingent consideration, make scheduled principal and interest payments on our outstanding indebtedness, pay tax distributions to members of i3 Verticals, LLC as discussed below, and make repurchases of shares of Class A common stock under our share repurchase program as discussed below. We consistently have positive cash flow provided by operations and expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under the 2023 Senior Secured Credit Facility will be sufficient to fund our cash needs as described above for at least the next twelve months and foreseeable future. Our growth strategy includes acquisitions. We expect to fund acquisitions through a combination of net cash from operating activities, borrowings under our 2023 Senior Secured Credit Facility and through the issuance of equity and debt securities. As a holding company, we depend on distributions or loans from i3 Verticals, LLC to access funds earned by our operations. The covenants contained in the 2023 Senior Secured Credit Facility may restrict i3 Verticals, LLC’s ability to provide funds to i3 Verticals, Inc.
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
Our 2023 Senior Secured Credit Facility, as amended, requires us to maintain a consolidated interest coverage ratio not less than 3.0 to 1.0 and total leverage ratio not exceeding 5.0 to 1.0. As of September 30, 2024, we were in compliance with these covenants with a consolidated interest coverage ratio and total leverage ratio of 3.3x and 0.06x, respectively, and expect to remain in compliance with these covenants over the next twelve months. Although we believe our liquidity position remains strong, there can be no assurance that we will be able to raise additional funds, in the form of debt or equity, or to amend our 2023 Senior Secured Credit Facility on terms acceptable to us, if at all, even if we determined such actions were necessary in the future. Upon the completion of the sale of our Merchant Services Business, we used the net proceeds from such transactions to fully satisfy the then outstanding amount of the Revolver under the 2023 Senior Secured Credit Facility, and have used and expect to continue to use the remaining net proceeds for general corporate purposes, including repurchases under our share repurchase authorization as described below.
In connection with the taxable income associated with the gain on the sale of the Merchant Services Business that is anticipated to be recognized for 2024 federal income tax purposes by the members of i3 Verticals, LLC, a pass-through entity in which the Company held an 70.4% ownership interest as of September 30, 2024, we expect that i3 Verticals, LLC will be required under the terms of its limited liability company agreement to make a tax distribution in the first half of 2025 to the members of i3 Verticals, LLC, including i3 Verticals, Inc., the final amount of which tax distribution has not yet been determined. For additional information regarding the ownership interest of the Company in i3 Verticals, LLC and the capitalization of i3 Verticals, LLC, see Note 1 to our consolidated financial statements under “Organization and Operations.” Our Board of Directors will determine the appropriate uses for any excess cash which is so held by the Company following such tax distribution. For additional information regarding potential uses of this excess cash, see the discussion in our risk factors under Part I, Item 1A of this Form 10-K under “In certain circumstances, i3 Verticals, LLC will be required to make distributions to us and the Continuing Equity Owners, and the distributions that i3 Verticals, LLC will be required to make may be substantial.”

Cash Flows
The discussion of our cash flows that follows does not include the impact of any adjustments to remove the Merchant Services Business as discontinued operations and is stated on a total company consolidated basis. The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.
Year Ended September 30, 2024 Compared to Year Ended September 30, 2023

	Year ended September 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$48,409	$37,170
Net cash provided by (used in) investing activities	$396,150	$(121,520)
Net cash (used in) provided by financing activities	$(367,362)	$72,985
Cash Flow from Operating Activities
Net cash provided by operating activities increased $11.2 million to $48.4 million for the year ended September 30, 2024 from $37.2 million for the year ended September 30, 2023. The primary driver of the increase in cash provided by operating activities was increases in operating assets and liabilities of $50.1 million, which are impacted by the timing of collections and payments. Additionally, net income increased $177.8 million from a net loss of $2.7 million for the year ended September 30, 2023 to net income of $175.1 million for the year ended September 30, 2024, including a $6.4 million increase in the benefit from deferred income taxes. The increase in operating assets and net income is partially offset by the non-cash drivers of the increase in net income. These non-cash drivers of the increases in net income include the non-cash gain on the sale of the Merchant Services Business of $205.6 million, a decrease in changes in the fair value of non-cash contingent consideration of $11.5 million, a $2.4 million gain on repurchase of exchangeable notes for the year ended September 30, 2024, a decrease in the write down of an intangible asset of $2.7 million and a decrease in equity-based compensation expense of $1.5 million, all of which increase net income but are not cash inflows (or reductions in cash outflows).
Cash Flow from Investing Activities
Net cash provided by investing activities increased $517.7 million to $396.2 million provided by investing activities for the year ended September 30, 2024 from $121.5 million used in investing activities for the year ended September 30, 2023. The largest drivers of the increase in cash provided by investing activities were $435.1 million in proceeds from the sale of the Merchant Services Business and a $82.9 million reduction in cash paid for acquisitions, net of cash acquired, partially offset by an increase of $3.2 million in expenditures for purchases of merchant portfolios and residual buyouts for the year ended September 30, 2024 compared to the year ended September 30, 2023.
Cash Flow from Financing Activities
Net cash used in financing activities increased $440.3 million to $367.4 million used in financing activities for the year ended September 30, 2024 from $73.0 million provided by financing activities for the year ended September 30, 2023. The increase in net cash used in financing activities was primarily the result of $87.8 million in payments for repurchases of exchangeable notes during the year ended September 30, 2024 and an increase in payments on the revolving credit facility of $377.9 million, partially offset by an increase in proceeds from the revolving credit facility of $21.9 million and a decrease in cash paid for contingent consideration up to our original estimates of $6.1 million for the year ended September 30, 2024 compared to the year ended September 30, 2023.
Year Ended September 30, 2023 Compared to Year Ended September 30, 2022
For a discussion of the cash flows for the year ended September 30, 2023 compared to the year ended September 30, 2022, refer to Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, which was filed with the Securities and Exchange Commission on November 22, 2023.

2023 Senior Secured Revolving Credit Facility
On May 8, 2023, i3 Verticals, LLC (the “Borrower”), entered into that certain Credit Agreement (as amended, the “2023 Senior Secured Credit Facility”) with the guarantors and lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (“JPMorgan”). The 2023 Senior Secured Credit Facility replaces the Prior Senior Secured Credit Facility. The 2023 Senior Secured Credit Facility provides for aggregate commitments of $450 million in the form of a senior secured revolving credit facility (the “Revolver”). In addition, on June 26, 2024, the Borrower entered into the first amendment to the 2023 Senior Secured Credit Facility (the “Amendment”). Among other things, the Amendment permitted the execution of the Purchase Agreement and the consummation of the sale of the Merchant Services Business. Certain provisions of the Amendment were effective as of the date of the Amendment, and certain other provisions became effective upon the closing of the sale of the Merchant Services Business.
The 2023 Senior Secured Credit Facility provides that the Borrower has the right to seek additional commitments to provide additional term loan facilities or additional revolving credit commitments in an aggregate principal amount up to, as of any date of determination, the sum of (i) the greater of $100 million and 100% of the Borrower’s consolidated EBITDA (as defined in the 2023 Senior Secured Credit Facility) for the most recently completed four quarter period, plus (ii) the amount of certain prepayments of certain indebtedness, so long as, among other things, after giving pro forma effect to the incurrence of such additional borrowings and any related transactions, the Borrower’s consolidated interest coverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not be less than 3.0 to 1.0 and the Borrower’s consolidated total net leverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not exceed 5.0 to 1.0. As of September 30, 2024, the Borrower's consolidated interest coverage ratio was 3.30x and total leverage ratio was 0.06x.
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
The Adjusted Term SOFR rate will be the rate of interest per annum equal to the Term SOFR rate (based upon an interest period of one, three or six months), plus 0.10%, plus an applicable margin of 2.00% to 3.00% (2.00% at September 30, 2024). The Adjusted Term SOFR rate shall not be less than 0% in any event.
The base rate is a fluctuating rate of interest per annum equal to the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%, plus an applicable margin of 1.00% to 2.00% (2.00%% at September 30, 2024). The base rate shall not be less than 1% in any event.
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

In addition to paying interest on outstanding principal under the Revolver, the Borrower will be required to pay a commitment fee equal to the product of between 0.15% and 0.30% (the applicable percentage depending on the Borrower’s consolidated total net leverage ratio as reflected in the schedule above, 0.15% at September 30, 2024) times the actual daily amount by which $450 million exceeds the total amount outstanding under the Revolver and available to be drawn under all outstanding letters of credit.
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
As of September 30, 2024, we were in compliance with these covenants, with a consolidated interest coverage ratio and total leverage ratio of 3.30x and 0.06x, respectively.
Exchangeable Notes
On February 18, 2020, i3 Verticals, LLC issued $138.0 million aggregate principal amount of its 1.0% Exchangeable Notes due February 15, 2025. The Exchangeable Notes bear interest at a fixed rate of 1.0% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. The Exchangeable Notes are exchangeable into cash, shares of the Company's Class A common stock, or a combination thereof, at i3 Verticals, LLC’s election, provided that in September 2022, the Company made the irrevocable election to settle the principal portion of its Exchangeable Notes only in cash. As of August 15, 2024, the Exchangeable Notes may be exchanged by the holders thereof at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The Exchangeable Notes mature on February 15, 2025, unless earlier exchanged, redeemed or repurchased. The net proceeds from the sale of the Exchangeable Notes were approximately $132.8 million after deducting discounts and commissions to the certain initial purchasers and other estimated fees and expenses. i3 Verticals, LLC used a portion of the net proceeds of the Exchangeable Notes offering to pay down outstanding borrowings under the Prior Senior Secured Credit Facility in connection with the effectiveness of the operative provisions of the amendment to the Prior Senior Secured Credit Facility and to pay the cost of the Note Hedge Transactions. As of September 30, 2024, $26.2 million of the original aggregate principal amount of $138.0 million was outstanding.

On December 21, 2023, i3 Verticals, LLC entered into agreements to repurchase a portion of its Exchangeable Notes pursuant to privately negotiated transactions with a limited number of holders of the Exchangeable Notes (the "Exchangeable Note Repurchases"). The Exchangeable Note Repurchases were completed on January 18, 2024, and the Company paid $87.4 million to repurchase $90.8 million in aggregate principal amount of its Exchangeable Notes and to repay approximately $0.4 million in accrued interest on the repurchased portion of the Exchangeable Notes. Following the closing of the Exchangeable Note Repurchases, approximately $26.2 million in aggregate principal amount of the Exchangeable Notes remained outstanding, with terms unchanged. For additional information, see Note 11 to our consolidated financial statements.
At-the-Market Program
On August 20, 2021, we, together with i3 Verticals, LLC, entered into an at-the-market offering sales agreement (the "Sales Agreement") with Raymond James & Associates, Inc., Morgan Stanley & Co. LLC and BTIG, LLC (each a “Sales Agent”), under which we could issue and sell, from time to time and through the Sales Agents, shares of our Class A common stock having an aggregate offering price of up to $125.0 million (the “ATM Program”). During the quarter and year ended September 30, 2024, we did not sell any Class A common stock under the ATM Program. During the three months ended September 30, 2024, the Company terminated the Sales Agreement pursuant to which the ATM Program had been operated.
Material Cash Requirements
The following table summarizes our material cash requirements as of September 30, 2024, including those related to leases and borrowings:

	Payments Due by Period
Material Cash Requirements	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(in thousands)
Facility leases(1)	10,479	4,002	4,665	1,192	620
2023 Senior Secured Credit Facility and related interest(2)	1,081	288	577	216	—
Exchangeable Notes and related interest(3)	26,321	26,321	—	—	—
Contingent consideration(4)	2,352	716	1,636	—	—
Total	$40,233	$31,327	$6,878	$1,408	$620
__________________________
1.In addition to the facility leases presented, we have $9 thousand in short-term leases. These payments will be made within the next twelve months.
2.We estimated interest payments through the maturity of our 2023 Senior Secured Credit Facility by applying the interest rate of 0.25% in effect on the outstanding balance as of September 30, 2024, plus the unused fee rate of 0.15% in effect as of September 30, 2024.
3.The chart set forth above calculates interest payments through the maturity of our Exchangeable Notes by applying the coupon interest rate of 1.0% on the outstanding principal balance as of September 30, 2024 of $26.2 million.
4.In connection with certain of our acquisitions, we may be obligated to pay the seller of the acquired entity certain amounts of contingent consideration as set forth in the relevant purchasing documents, whereby additional consideration may be due upon the achievement of certain specified financial performance targets. i3 Verticals, Inc. accounts for the fair values of such contingent payments in accordance with the Level 3 financial instrument fair value hierarchy at the close of each subsequent reporting period. The acquisition-date fair value of contingent consideration is valued using a Monte Carlo simulation as well a discounted cash flows analysis. i3 Verticals, Inc. subsequently reassesses such fair value based on probability estimates with respect to the acquired entity’s likelihood of achieving the respective financial performance targets.

Potential payments under the Tax Receivable Agreement are not reflected in this table. See “—Tax Receivable Agreement” below.

Share Repurchase Program
On August 8, 2024, the Company announced that our Board of Directors had approved a share repurchase program for the Company's Class A common stock, under which the Company is authorized to repurchase up to $50.0 million of outstanding shares of our Class A common stock (exclusive of fees, commissions or other expenses related to such repurchases) (the "Share Repurchase Program"). The Share Repurchase Program will terminate on the earlier of August 8, 2025, or when the maximum dollar amount under the Share Repurchase Program has been expended. Pursuant to the Share Repurchase Program, the Company is authorized to make repurchases of our Class A Common Stock in the open market, through privately negotiated transactions, or otherwise, including under Rule 10b5-1 plans.
Repurchases under the Share Repurchase Program are subject to prevailing market conditions, liquidity and cash flow considerations, applicable securities laws requirements (including under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as applicable), compliance with contractual restrictions under the 2023 Senior Secured Credit Facility, and other factors. In addition, the terms of the Share Repurchase Program provides that, immediately prior to repurchases of Class A common stock under the Share Repurchase Program, i3 Verticals, LLC redeems for cash an equal number of units held by the Company in i3 Verticals, LLC in order to fund such repurchases and maintain a 1-1 ratio between the number of outstanding shares of Class A common stock and the units held by the Company in i3 Verticals, LLC. The Share Repurchase Program does not obligate us to acquire any particular amount of Class A Common Stock, and the Share Repurchase Program may be suspended or discontinued at any time at our discretion. The Company did not repurchase any shares of Class A Common Stock under the Share Repurchase Program during the three months ended September 30, 2024.
Tax Receivable Agreement
We are a party to a Tax Receivable Agreement with i3 Verticals, LLC and each of the Continuing Equity Owners, as described in Note 12 of our consolidated financial statements. As a result of the Tax Receivable Agreement, we have been required to establish a liability in our consolidated financial statements. That liability, which will increase upon the redemptions or exchanges of Common Units for our Class A common stock, generally represents 85% of the estimated future tax benefits, if any, relating to the increase in tax basis associated with the Common Units we received as a result of the Reorganization Transactions and other redemptions or exchanges by holders of Common Units. If this election is made, the accelerated payment will be based on the present value of 100% of the estimated future tax benefits and, as a result, the associated liability reported on our consolidated financial statements may be increased. We expect that the payments required under the Tax Receivable Agreement will be substantial. The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges by the holders of Common Units, the price of our Class A common stock at the time of the redemption or exchange, whether such redemptions or exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable as well as the portion of our payments under the Tax Receivable Agreement constituting imputed interest. We intend to fund the payment of the amounts due under the Tax Receivable Agreement out of the cash savings that we actually realize in respect of the attributes to which Tax Receivable Agreement relates.
As of September 30, 2024, the total amount due under the Tax Receivable Agreement was $39.2 million, of which $9.9 million was recorded in accrued expenses and other current liabilities and $29.3 million was recorded in long-term tax receivable agreement obligations as of September 30, 2024. Payments to the Continuing Equity Owners related to exchanges through September 30, 2024 will range from approximately $0 to $9.9 million per year and are expected to be paid over the next 24 years years. The amounts recorded as of September 30, 2024, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

Critical Accounting Policies and Estimates
The preparation of consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Note 3, “Summary of Significant Accounting Policies” in the notes to the accompanying consolidated financial statements in Part II, Item 8 of this Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Estimates include, but are not limited to, the value of purchase consideration paid and identifiable assets acquired and assumed in acquisitions, goodwill and intangible asset impairment review, determination of performance obligations for revenue recognition, loss reserves, assumptions used in the calculation of equity-based compensation and in the calculation of income taxes, and certain tax assets and liabilities as well as the related valuation allowances.
Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.
Below is a summary of our critical accounting policies and estimates for which the nature of management’s assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and for which the impact of the estimates and assumptions on financial condition or operating performance is material.
Revenue Recognition
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We earn revenues from the following sources:
•Software and related services — Includes software as a service ("SaaS"), transaction-based fees, ongoing software maintenance and support, software licenses and other professional services related to our software offerings
•Proprietary payments — Includes volume-based payment processing fees (“discount fees”) and other related fixed transaction or service fees
•Other — Includes sales of equipment, non-software related professional services and other revenues
Our software agreements with customers can include multiple performance obligations such as licenses, installation, training, consulting, development of custom software, hosting, or support and maintenance. We account for each performance obligation separately and use significant judgement to assess whether these obligations are distinct or should be combined. Contracts with professional services, such as training or installation, are evaluated to determine if the customer can benefit from these services independently, whether they can be provided by other available resources, or whether they are separately identifiable from other contract promises. For agreements that involve our readily available software, we recognize revenue when control of the software license transfers to the customer, provided the software is distinct. Readily available software is considered distinct if it can be integrated with minimal customizations, used by the customer upon installation, and if remaining services, such as training, are not highly interdependent or interrelated with the product's functionality.
The timing of revenue recognition for our SaaS revenue is determined by the nature of the underlying performance obligation. For SaaS offerings and license support services, revenue is generally recognized evenly over the contractual period, starting from the date the service is made available to customers, which is considered over-time revenue recognition. Conversely, revenue from on-premise perpetual or term licenses is recognized at the point in time when the software is made available for customer download or use. Some contracts include termination for convenience clauses, allowing either the Company, the customer, or both parties to terminate the agreement at any time or upon providing a specified notice period, without incurring any penalties. Not all contracts with our customers are standardized, and because of that we use significant judgement to determine whether the performance obligations in question will be satisfied at a point-in-time versus over-time.
The timing of revenue recognition for professional services revenue is determined by the structure of the contract, and whether it is billed based on time and materials or percent complete. For contracts that involve significant software production, modification, or customization, or where professional services are not distinct, we recognize revenue over time by measuring percent complete. This method best reflects the transfer of control to the customer as costs are incurred. These projects vary in duration but can be extended for long periods and may require revisions to revenue recognition. Any changes to estimated contract costs are recorded when determined. When performance obligations are distinct, the fee allocated to each obligation is analyzed separately. Revenue recognition for time and materials is determined by resources utilized at contracted rates.
Contingent Consideration in Acquisitions
On occasion, we may have acquisitions that include contingent consideration. Accounting for business combinations requires us to estimate the fair value of any contingent purchase consideration at the acquisition date. Where relevant, the fair value of material contingent consideration included in an acquisition is calculated using a Monte Carlo simulation as well as a discounted cash flow analysis.
The contingent consideration is revalued each period until it is settled. Management reviews the historical and projected performance of each acquisition with contingent consideration and uses an income probability method to revalue the contingent consideration. The revaluation requires management to make certain assumptions and represent management's best estimate at the valuation date. The probabilities are determined based on a management review of the expected likelihood of triggering events that would cause a change in the contingent consideration paid. For example, if management’s forecasted performance for an acquisition increased, we would have anticipated a higher probability of contingent consideration being paid on the acquisition and would have recorded additional losses from the change in fair value of contingent consideration. Conversely, if management’s forecasted performance for an acquisition decreased, we would have anticipated a higher probability of contingent consideration being paid on the acquisition and would have recorded a gain from change in fair value of contingent consideration. As of September 30, 2024, the fair value of contingent consideration recorded is $2.4 million, with maximum contingent consideration payout of $26.8 million dependent upon achievement of specified financial performance targets, as defined in the purchase agreements.
Goodwill
We test goodwill for impairment using a fair value approach at least annually, absent some triggering event that would require an interim impairment assessment. Absent any impairment indicators, we perform our goodwill impairment testing as of July 1 each year.
In our goodwill impairment review, we use significant estimates and assumptions that include the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Our assessment of qualitative factors involves significant judgments about expected future business performance and general market conditions. In a quantitative assessment, the fair value of each reporting unit is determined based on a combination of techniques, including the present value of future cash flows, applicable multiples of competitors and multiples from sales of like businesses, and requires management to make estimates and assumptions regarding discount rates, growth rates and our future long-term business plans. Changes in any of these estimates or assumptions could materially affect the determination of fair value and the associated goodwill impairment charge for each reporting unit. For example, if management’s forecasted earnings decreased for a reporting unit, we may have recorded an impairment loss for that reporting unit. For each of our reporting units, the calculated fair values substantially exceeded carrying values as of our most recent quantitative impairment test date.

Related Parties
Transactions involving related parties cannot be presumed to be carried out at an arm's length basis, as the requisite conditions of competitive, free-dealing markets may not exist. A description of related-party transactions is provided in Note 17 in the accompanying consolidated financial statements.

Recently Issued Accounting Pronouncements
Refer to Note 3, “Summary of Significant Accounting Policies” in the notes to the accompanying consolidated financial statements for further discussion.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of September 30, 2024, the 2023 Senior Secured Credit Facility, as amended, consisted of a $450 million revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up, as of any date of determination, the greater of $100 million and 100% of consolidated EBITDA (as defined in the 2023 Senior Secured Credit Facility) for the most recently completed four quarter period (subject to the receipt of additional commitments for any such incremental loan amounts).
As of September 30, 2024, the 2023 Senior Secured Credit Facility accrued interest at Term SOFR (based upon an interest period of one, three or six months), plus 0.10%, plus an applicable margin of 2.00% to 3.00% (2.00% at September 30, 2024), or the base rate (defined as the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%), plus an applicable margin of 1.00% to 2.00% (2.00% at September 30, 2024), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the 2023 Senior Secured Credit Facility requires us to pay unused commitment fees of 0.15% to 0.30% (0.15% as of September 30, 2024) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.00% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The 2023 Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.0 to 1.0 (ii) a maximum total leverage ratio of 5.0 to 1.0.
As of September 30, 2024, we were in compliance with these covenants, and there was $450.0 million available for borrowing under the revolving credit facility, subject to the financial covenants.
As of September 30, 2024, we had no borrowings outstanding under the 2023 Senior Secured Credit Facility. Therefore, an increase or decrease in the interest rate applicable to the 2023 Senior Secured Credit Facility would not have had an impact on the results of the business.
Foreign Currency Exchange Rate Risk
As a result of our international operations, we are also exposed to foreign currency exchange rate risks. Because our international operations are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our consolidated results of operations, financial position, or cash flows for the twelve months ended September 30, 2024.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of i3 Verticals, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of i3 Verticals, Inc. and subsidiaries (the “Company”) as of September 30, 2024 and 2023, the related consolidated statements of operations, changes in equity, and cash flows, for each of the three years in the period ended September 30, 2024, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 25, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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

Revenue Recognition for Software and Related Services Contracts – Refer to Note 3 to the Financial Statements
Critical Audit Matter Description
The Company offers software and related services to customers, and arrangements related to such revenue may contain multiple performance obligations such as software as a service, transaction-based fees, ongoing software maintenance and support, software licenses and other professional services related to the software offerings. The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.
The revenue recognition accounting conclusions for software and related services contracts require significant judgment in the areas of:
•For agreements that include multiple performance obligations, assessing whether performance obligations are distinct or should be combined.
•Evaluating whether performance obligations will be satisfied at a point-in-time versus over-time.
•Allocation of the transaction price at inception of the arrangement to multiple performance obligations.
We identified revenue recognition for significant software and related services contracts entered into during fiscal year 2024 as a critical audit matter because of these significant judgments applied by management. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate whether revenue was recognized to depict the transfer of promised goods or services to customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s revenue recognition for significant software and related services contracts entered into during fiscal year 2024 include the following, among others:
•We tested the operating effectiveness of controls related to the identification of distinct performance obligations, determination of whether such performance obligations are satisfied over time or at a point in time, and allocation of the standalone selling prices.
•We evaluated management’s significant accounting policies related to revenue recognition for reasonableness.
•We selected a sample of contracts and performed the following procedures:
◦Obtained and examined customer source documents and the contract for each selection, including master agreements and related amendments to evaluate if relevant contractual terms have been considered by management.
◦Sent confirmations to customers regarding key contract terms that impact revenue recognition.
◦Evaluated management’s application of their accounting policy and testing revenue recognition for specific performance obligations by comparing management’s conclusions to the underlying contract, master agreement, and any related amendments, if applicable.
◦Evaluated management’s conclusions related to whether performance obligations are satisfied at a point in time or over time.
◦Tested the mathematical accuracy of management’s calculations of revenue recognized in the financial statements.

◦Evaluated the reasonableness of management’s estimate of standalone selling prices for products and services that are not sold separately by performing the following:
▪Assessing the appropriateness of the Company’s methodology and mathematical accuracy of the determined standalone selling prices.
▪Testing the completeness and accuracy of the source data utilized in management’s calculations.

/s/ Deloitte & Touche LLP
Nashville, Tennessee
November 25, 2024

We have served as the Company's auditor since 2020.

i3 Verticals, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$86,541	$3,105
Accounts receivable, net	55,988	50,785
Settlement assets	632	4,873
Prepaid expenses and other current assets	10,232	9,512
Current assets held for sale	—	17,269
Total current assets	153,393	85,544
Property and equipment, net	8,677	10,059
Restricted cash	2,424	4,215
Capitalized software, net	58,592	58,057
Goodwill	280,678	267,983
Intangible assets, net	162,816	163,149
Deferred tax asset	48,445	52,514
Operating lease right-of-use assets	8,954	11,815
Other assets(1)	6,696	11,727
Long-term assets held for sale	—	219,354
Total assets	$730,675	$884,417

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$5,370	$6,369
Current portion of long-term debt	26,223	—
Accrued expenses and other current liabilities	89,972	33,580
Settlement obligations	632	4,873
Deferred revenue	39,029	32,785
Current portion of operating lease liabilities	3,505	3,657
Current liabilities held for sale	—	12,197
Total current liabilities	164,731	93,461
Long-term debt, less current portion and debt issuance costs, net(1)	—	388,005
Long-term tax receivable agreement obligations	29,347	40,079
Operating lease liabilities, less current portion	6,317	8,968
Other long-term liabilities	14,921	23,078
Long-term liabilities held for sale	—	2,530
Total liabilities	215,316	556,121

Commitments and contingencies (see Note 16)
Stockholders' equity
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2024 and 2023	—	—
Class A common stock, par value $0.0001 per share, 150,000,000 shares authorized; 23,882,035 and 23,253,272 shares issued and outstanding as of September 30, 2024 and 2023, respectively	2	2
Class B common stock, par value $0.0001 per share, 40,000,000 shares authorized; 10,032,676 and 10,093,394 shares issued and outstanding as of September 30, 2024 and 2023, respectively	1	1
Additional paid-in-capital	279,335	249,688
Accumulated earnings (deficit)	100,397	(12,944)
Total stockholders' equity	379,735	236,747
Non-controlling interest	135,624	91,549
Total equity	515,359	328,296
Total liabilities and equity	$730,675	$884,417
_________________________________________
1.Refer to Note 3 for discussion of the change in the current period presentation.
See Notes to the Consolidated Financial Statements

i3 Verticals, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year ended September 30,
	2024	2023	2022

Revenue	$229,923	$226,722	$187,752

Operating expenses
Other costs of services	18,573	15,355	12,834
Selling, general and administrative	176,390	177,731	156,666
Depreciation and amortization	28,796	26,438	19,330
Change in fair value of contingent consideration	(690)	10,767	22,063
Total operating expenses	223,069	230,291	210,893

Income (loss) from operations	6,854	(3,569)	(23,141)

Other expenses
Interest expense, net	29,263	25,128	14,775
Other (income) expense	(3,395)	(1,224)	991
Total other expenses	25,868	23,904	15,766

Loss before income taxes	(19,014)	(27,473)	(38,907)

(Benefit from) provision for income taxes	(5,668)	(3,788)	152

Net loss from continuing operations	(13,346)	(23,685)	(39,059)
Net income from discontinued operations, net of income taxes	188,476	21,033	15,842
Net income (loss)	175,130	(2,652)	(23,217)

Net loss from continuing operations attributable to non-controlling interest	(4,424)	(7,863)	(11,828)
Net income from discontinued operations attributable to non-controlling interest	66,213	6,022	5,713
Net income (loss) attributable to non-controlling interest	61,789	(1,841)	(6,115)

Net loss from continuing operations attributable to i3 Verticals, Inc.	(8,922)	(15,822)	(27,231)
Net income from discontinued operations attributable to i3 Verticals, Inc.	122,263	15,011	10,129
Net income (loss) attributable to i3 Verticals, Inc.	$113,341	$(811)	$(17,102)

Net loss per share attributable to Class A common stockholders from continuing operations:
Basic	$(0.38)	$(0.68)	$(1.22)
Diluted	$(0.38)	$(0.68)	$(1.22)
Net income per share attributable to Class A common stockholders from discontinued operations:
Basic	$5.22	$0.65	$0.46
Diluted	$5.09	$0.58	$0.44
Weighted average shares of Class A common stock outstanding:
Basic for continuing operations	23,419,421	23,137,586	22,249,656
Diluted for continuing operations	23,419,421	23,137,586	22,249,656
Basic, for discontinued operations	23,419,421	23,137,586	22,249,656
Diluted, for discontinued operations	33,879,163	33,970,731	33,100,182
See Notes to the Consolidated Financial Statements

i3 Verticals, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2021	22,026,098	$2	10,229,142	$1	$211,237	$(6,480)	$84,831	$289,591
Equity-based compensation	—	—	—	—	26,230	—	—	26,230
Net loss	—	—	—	—	—	(17,102)	(6,115)	(23,217)
Redemption of common units in i3 Verticals, LLC	111,000	—	(111,000)	—	918	—	(918)	—
Sale of Class A common stock, net	722,000	—	—	—	17,869	—	—	17,869
Capitalization of public offering costs	—	—	—	—	(440)	—	—	(440)
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(2,554)	—	—	(2,554)
Exercise of equity-based awards	127,350	—	—	—	209	—	—	209
Allocation of equity to non-controlling interests	—	—	—	—	(11,511)	—	11,511	—
Balance at September 30, 2022	22,986,448	2	10,118,142	1	241,958	(23,582)	89,309	307,688
Adoption of ASU 2020-06	—	—	—	—	(23,382)	11,449		(11,933)
Equity-based compensation	—	—	—	—	27,878	—	—	27,878
Net loss	—	—	—	—	—	(811)	(1,841)	(2,652)
Redemption of common units in i3 Verticals, LLC	24,748	—	(24,748)	—	224	—	(224)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	6,407	—	—	6,407
Exercise or release of equity-based awards	159,906	—	—	—	(1,092)	—	—	(1,092)
Allocation of equity to non-controlling interests	—	—	—	—	(4,305)	—	4,305	—
Issuance of Class A common stock under the 2020 Inducement Plan	82,170	—	—	—	2,000	—	—	2,000
Balance at September 30, 2023	23,253,272	$2	10,093,394	$1	$249,688	$(12,944)	$91,549	$328,296
See Notes to the Consolidated Financial Statements

i3 Verticals, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2023	23,253,272	$2	10,093,394	$1	$249,688	$(12,944)	$91,549	$328,296
Equity-based compensation	—	—	—	—	26,338	—	—	26,338
Net income	—	—	—	—	—	113,341	61,789	175,130
Distributions to non-controlling interest holders	—	—	—	—	—	—	(25,608)	(25,608)
Redemption of common units in i3 Verticals, LLC	60,718	—	(60,718)	—	576	—	(576)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	3,543	—	—	3,543
Exercise or release of equity-based awards	256,411	—	—	—	(683)	—	—	(683)
Sale of exchangeable note hedges	—	—	—	—	1,483	—	—	1,483
Repurchases of warrants	—	—	—	—	(657)	—	—	(657)
Allocation of equity to non-controlling interests	—	—	—	—	(8,470)	—	8,470	—
Issuance of Class A common stock under the 2020 Inducement Plan	311,634	—	—	—	7,517	—	—	7,517
Balance at September 30, 2024	23,882,035	$2	10,032,676	$1	$279,335	$100,397	$135,624	$515,359
See Notes to the Consolidated Financial Statements

i3 Verticals, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended September 30,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$175,130	$(2,652)	$(23,217)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,445	36,461	29,424
Equity-based compensation	26,338	27,878	26,230
Amortization of debt discount and issuance costs	1,175	1,514	5,795
Gain on repurchase of exchangeable notes	(2,397)	—	—
Loss on sale of exchangeable senior note hedges	245	—	—
Gain on repurchases of warrants	(105)	—	—
Net gain on sale of investments	—	(295)	—
Gain on sale of Merchant Services Business	(205,576)	—	—
Write down of intangible asset	—	2,660	—
Provision for (Benefit from) deferred income taxes	434	(5,935)	2,588
Non-cash lease expense	4,471	4,683	4,922
Other non-cash adjustments to net income	1,346	1,546	1,131
(Decrease) Increase in non-cash contingent consideration expense from original estimate	(690)	10,781	23,725
Changes in operating assets:
Accounts receivable	9,581	(7,657)	(15,771)
Prepaid expenses and other current assets	(603)	1,530	(3,629)
Other assets	(1,673)	(1,865)	(1,197)
Changes in operating liabilities:
Accounts payable	(3,237)	1,674	1,537
Accrued expenses and other current liabilities	27,974	318	9,812
Acquisition escrow obligations	(1,791)	(8,319)	3,218
Deferred revenue	2,026	(1,319)	2,041
Operating lease liabilities	(4,603)	(4,530)	(4,753)
Other long-term liabilities	(10,515)	—	(25)
Contingent consideration paid in excess of original estimates	(6,567)	(19,303)	(18,072)
Net cash provided by operating activities	48,409	37,170	43,759

Cash flows from investing activities:
Expenditures for property and equipment	(2,964)	(4,204)	(2,268)
Proceeds from sale of property and equipment	618	—	—
Expenditures for capitalized software	(11,996)	(12,171)	(10,167)
Purchases of merchant portfolios and residual buyouts	(5,372)	(2,191)	(52)
Acquisitions of businesses, net of cash acquired	(19,100)	(101,998)	(100,715)
Proceeds from sale of Merchant Services Business, net of cash sold	435,058	—	—
Payments for other investing activities	(94)	(1,251)	(443)
Proceeds from investments	—	295	600
Net cash provided by (used in) investing activities	396,150	(121,520)	(113,045)
See Notes to the Consolidated Financial Statements

i3 Verticals, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year ended September 30,
	2024	2023	2022
Cash flows from financing activities:
Proceeds from revolving credit facility	386,952	365,022	335,720
Payments on revolving credit facility	(659,458)	(281,534)	(255,100)
Payments for repurchase of exchangeable notes	(87,840)	—	—
Proceeds from sale of exchangeable senior note hedges	1,238	—	—
Payments for repurchases of warrants	(552)	—	—
Payments of debt issuance costs	(930)	(694)	—
Proceeds from issuance of Class A common stock, net of underwriting discounts and offering costs	—	—	17,692
Net payments for settlement obligations(1)	(4,241)	(2,667)	2,087
Cash paid for contingent consideration	(760)	(6,832)	(25,330)
Payments for required distributions to members for tax obligations	(1,088)	—	—
Proceeds from stock option exercises	25	180	694
Payments for employee's tax withholdings from net settled stock option exercises	(708)	(490)	(643)
Net cash (used in) provided by financing activities	(367,362)	72,985	75,120

Net increase (decrease) in cash, cash equivalents, and restricted cash	77,197	(11,365)	5,834
Cash, cash equivalents, and restricted cash at beginning of period	12,400	23,765	17,931
Cash, cash equivalents, and restricted cash at end of period	$89,597	$12,400	$23,765

Supplemental disclosure of cash flow information:
Cash paid for interest	$29,492	$21,476	$8,985
Cash paid for income taxes	$7,330	$3,236	$1,079
_________________________________________
1.Refer to Note 3 for discussion of the change in the current period presentation.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to that shown in the Consolidated Statements of Cash Flows:

	Year ended September 30,
	2024	2023	2022
Beginning balance
Cash and cash equivalents	$3,112	$3,490	$3,641
Settlement assets	4,873	7,540	4,768
Restricted cash	4,415	12,735	9,522
Total cash, cash equivalents, and restricted cash	$12,400	$23,765	$17,931

Ending balance
Cash and cash equivalents	$86,541	$3,112	$3,490
Settlement assets	632	4,873	7,540
Restricted cash	2,424	4,415	12,735
Total cash, cash equivalents, and restricted cash	$89,597	$12,400	$23,765
See Notes to the Consolidated Financial Statements

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)

1. ORGANIZATION AND OPERATIONS
i3 Verticals, Inc. (the “Company”) was formed as a Delaware corporation on January 17, 2018. The Company was formed for the purpose of completing an initial public offering (“IPO”) of its Class A common stock and other related transactions in order to carry on the business of i3 Verticals, LLC and its subsidiaries. i3 Verticals, LLC was founded in 2012 and delivers seamlessly software solutions integrated with our proprietary payment facilitator platform to customers in strategic vertical markets. The Company’s headquarters are in located Nashville, Tennessee, with operations throughout the United States. Unless the context otherwise requires, references to “we,” “us,” “our,” “i3 Verticals” and the “Company” refer to i3 Verticals, Inc. and its subsidiaries, including i3 Verticals, LLC.
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
The Continuing Equity Owners who own Common Units in i3 Verticals, LLC may redeem at each of their options their Common Units for, at the election of i3 Verticals, LLC, cash or newly-issued shares of the Company's Class A common stock.
As of September 30, 2024, i3 Verticals, Inc. owned 70.4% of the economic interest in i3 Verticals, LLC. As of September 30, 2024, the Continuing Equity Owners owned Common Units in i3 Verticals, LLC representing approximately 29.6% of the economic interest in i3 Verticals, LLC, shares of Class A common stock in the Company representing approximately 0.7% of the economic interest and voting power in the Company, and shares of Class B common stock in i3 Verticals, Inc., representing approximately 29.6% of the voting power in the Company. Combining the Class A common stock and Class B common stock, the Continuing Equity Holders hold approximately 30.3% of the economic interest and voting power in i3 Verticals, Inc.
At-the-Market Program
On August 20, 2021, the Company, together with i3 Verticals, LLC, entered into an at-the-market offering sales agreement (the "Sales Agreement") with Raymond James & Associates, Inc., Morgan Stanley & Co. LLC and BTIG, LLC (each a “Sales Agent”), under which the Company could issue and sell, from time to time and through the Sales Agents, shares of the Company's Class A common stock having an aggregate offering price of up to $125,000 (the “ATM Program”). During the quarter and year ended September 30, 2024, the Company did not sell any Class A common stock under the ATM Program. During the quarter and year ended September 30, 2023, the Company sold 722,000 shares of Class A common stock, raising $17,869 in net proceeds under the ATM Program. The aggregate compensation paid by the Company to the Sales Agents with respect to such sales

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
was $440. During the three months ended September 30, 2024, the Company terminated the Sales Agreement pursuant to which the ATM Program had been operated.

2. DISCONTINUED OPERATIONS
During the year ended September 30, 2024, the Company made the strategic decision to discontinue a significant segment of its operations constituting its Merchant Services Business (as defined below). In this regard, on September 20, 2024, i3 Verticals, LLC, and i3 Holdings Sub, Inc., a wholly-owned subsidiary of i3 Verticals, LLC (“Corporation Seller,” and collectively with i3 Verticals, LLC, the “Sellers”) completed the transactions (such closing, the “Closing”) contemplated by that certain Securities Purchase Agreement dated as of June 26, 2024 (the “Purchase Agreement”), by and among i3 Verticals, LLC, Corporation Seller, the Company (solely for the purpose of providing a guaranty of the obligations of Sellers as set forth in the Purchase Agreement), Payroc Buyer, LLC (“Buyer”), and Payroc WorldAccess, LLC (solely for the purpose of providing a guaranty of the obligations of Buyer as set forth in the Purchase Agreement). Pursuant to the terms of the Purchase Agreement, the Sellers sold to Buyer the equity interests of certain direct and indirect wholly-owned subsidiaries of Sellers (the “Acquired Entities”) primarily comprising the Company’s merchant services business, including its associated proprietary technology (the “Merchant Services Business”), after giving effect to the contribution of certain assets and the assignment of certain liabilities associated with the Business from i3 Verticals, LLC and certain affiliates to the Acquired Entities pursuant to a contribution agreement which was entered into immediately prior to the Closing (collectively, the "Transactions"). Pursuant to the terms of the Purchase Agreement, Buyer paid to Sellers an aggregate purchase price of approximately $438 million (after giving effect to estimated net working capital, indebtedness and cash adjustments), payable in cash at the Closing, subject to post-closing purchase price adjustments. The Merchant Services Business comprised the Company's entire former Merchant Services segment and a small portion of the Company's former Software and Services segment.
In connection with the closing of the Transactions, the Company entered into a Transition Services Agreement, pursuant to which, among other things, the Company or affiliates thereof will provide certain information technology and operational transition services to Payroc for a period of time after the closing, and a Processing Services Agreement with Payroc, pursuant to which the parties provide certain payment processing services to customers of each party following the closing in accordance with the terms thereof.
Aggregate costs incurred related to the Transactions during the year ended September 30, 2024 that were not considered incremental direct costs to transact the sale, were approximately $2,626 and were expensed as incurred. These costs include fees for third-party advisory, consulting, legal and professional services, as well as other items associated with the Transactions. The expenses are reflected within selling, general and administrative expenses within the Company's consolidated statements of operations.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations of the Merchant Services Business:

September 30,
2023
Assets
Current assets
Cash and cash equivalents	$7
Accounts receivable, net	14,325
Prepaid expenses and other current assets	2,937
Current assets held for sale	17,269
Property and equipment, net	2,249
Restricted cash	200
Capitalized software, net	4,520
Goodwill	141,580
Intangible assets, net	63,803
Operating lease right-of-use assets	2,107
Other assets	4,895
Long-term assets held for sale	219,354
Total assets	$236,623

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$4,695
Accrued expenses and other current liabilities	4,160
Deferred revenue	2,490
Current portion of operating lease liabilities	852
Current liabilities held for sale	12,197
Operating lease liabilities, less current portion	1,465
Other long-term liabilities	1,065
Long-term liabilities held for sale	2,530
Total liabilities	$14,727
The financial results of the Merchant Services Business are presented as income from discontinued operations, net of income taxes on the Company’s consolidated statements of operations. The following table presents financial results of Merchant Services Business for the years ended September 30, 2024, 2023 and 2022:

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)

	Year ended September 30,
	2024	2023	2022

Revenue	$145,907	$143,517	$130,110

Operating expenses
Other costs of services	67,122	65,197	60,533
Selling, general and administrative	45,880	42,005	37,124
Depreciation and amortization	8,649	10,023	10,094
Change in fair value of contingent consideration	—	14	1,662
Total operating expenses	121,651	117,239	109,413

Income from operations	24,256	26,278	20,697

Other (income) expenses
Interest expense, net	43	—	—
Other (income) expense (including gain on disposal of $205,576 in the year ended September 30, 2024)	(205,576)	2,660	—
Total other (income) expenses	(205,533)	2,660	—

Income become income taxes from discontinued operations	229,789	23,618	20,697

Provision for income taxes	41,313	2,585	4,855

Net income from discontinued operations	188,476	21,033	15,842

Net income from discontinued operations attributable to non-controlling interest	66,213	6,022	5,713
Net income from discontinued operations attributable to i3 Verticals, Inc.	$122,263	$15,011	$10,129

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
The Company has elected to not separately disclose discontinued operations on its consolidated statement of cash flows. The following table presents cash flows from discontinued operations for major captions on the consolidated financial statements:

	Year ended September 30,
	2024	2023	2022
Depreciation and amortization	$8,649	$10,023	$10,094
Equity-based compensation	8,160	4,155	3,575
Provision for doubtful accounts	26	(19)	276
Amortization of capitalized customer acquisition costs	873	746	674
Write down of intangible asset	—	2,660	—
Provision for deferred income taxes	32	378	564
Non-cash lease expense	802	1,032	1,038
Contingent consideration paid in excess of original estimates	—	(3,211)	(962)
Expenditures for property and equipment	(705)	(1,540)	(838)
Expenditures for capitalized software	(957)	(1,612)	(1,776)
Purchases of merchant portfolios and residual buyouts	(5,372)	(2,191)	(52)
Acquisitions of businesses, net of cash and restricted cash acquired	—	(4,497)	—
Acquisition of other intangibles	(11)	(420)	—
Proceeds from sale of Merchant Services Business, net of cash sold	435,058	—	—
Cash paid for contingent consideration	—	—	(4,790)
The following table presents significant non-cash investing and financing activities for major captions on the consolidated financial statements:

	Year ended September 30,
	2024	2023	2022
Residual buyouts financed through principal and interest forgiveness of a loan	—	5,860	—
Right-of-use assets obtained in exchange for operating lease obligations	1,741	785	935

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Discontinued operations
The results of operations for the Company's Merchant Services Business have been reclassified as discontinued operations for all periods presented in the consolidated statements of operations. Assets and liabilities subject to the sale of the Merchant Services Business have been reclassified as held for sale for all periods presented in the consolidated balance sheets. Refer to Note 2 for additional information.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
Change in presentation of cash flows associated with "Settlement obligations"
During the second quarter of 2024, the Company elected to change its presentation of cash flows associated with "Settlement obligations" from operating activities to financing actives within the Consolidated Statements of Cash Flows. Comparative amounts have been reclassified to conform to the current period presentation. This change has no impact on the Consolidated Balance Sheet, Consolidated Statements of Operations or Consolidated Statement of Changes in Equity.
The following tables present the effects of the change in presentation within the Consolidated Statements of Cash Flows:

	For the year ended September 30, 2023
	As Previously Reported	Adjustment	As Adjusted
Cash flows from operating activities:
Settlement obligations	(2,667)	2,667	—
Net cash provided by operating activities	34,503	2,667	37,170

Cash flows from financing activities:
Net payments for settlement obligations	—	(2,667)	(2,667)
Net cash provided by financing activities	75,652	(2,667)	72,985

	For the year ended September 30, 2022
	As Previously Reported	Adjustment	As Adjusted
Cash flows from operating activities:
Settlement obligations	2,087	(2,087)	—
Net cash provided by operating activities	45,846	(2,087)	43,759

Cash flows from financing activities:
Net proceeds from settlement obligations	—	2,087	2,087
Net cash provided by financing activities	73,033	2,087	75,120
Change in presentation of debt issuance costs related to the 2023 Senior Secured Credit Facility
During the fourth quarter of 2024, the Company elected to change its presentation of debt issuance costs associated with the revolver pursuant to the 2023 Senior Secured Credit Facility to an asset rather than a reduction in the related liability as the previously drawn amounts on the 2023 Senior Secured Credit Facility were repaid upon the closing of the sale of the Merchant Services Business. Comparative amounts have been reclassified to conform to the current period presentation. This change has no impact on the Consolidated

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
Statements of Operations, Consolidated Statement of Changes in Equity or Consolidated Statements of Cash Flows.
The following tables present the effects of the change in presentation within the Consolidated Balance Sheets:

	September 30, 2023
	As Previously Reported	Adjustment	As Adjusted
Assets
Other assets	8,803	2,924	11,727
Total assets	881,493	2,924	884,417

Liabilities
Long-term debt, less current portion and debt issuance costs, net	385,081	2,924	388,005
Total liabilities	553,197	2,924	556,121
Total liabilities and equity	881,493	2,924	884,417
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
Restricted Cash
Restricted cash represents funds held in escrow related to acquisitions or held-on-deposit with our processing bank pursuant to agreements to cover potential merchant losses. It is presented as long-term assets on the accompanying consolidated balance sheets since the related agreements extend beyond the next twelve months. Following the adoption of Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230), the Company includes restricted cash along with the cash and cash equivalents balance for presentation in the consolidated statements of cash flows.
Settlement Assets and Obligations
Settlement assets and obligations result when funds are temporarily held or owed by the Company on behalf of merchants, consumers, schools, and other institutions. Timing differences, interchange expenses, merchant reserves and exceptional items cause differences between the amount received from the card networks and the amount funded to counterparties. These balances arising in the settlement process are reflected as settlement assets and obligations on the accompanying consolidated balance sheets. With the exception of merchant reserves, settlement assets or settlement obligations are generally collected and paid within one to four days. Settlement assets and settlement obligations were both $632 as of September 30, 2024 and $4,873 as of September 30, 2023, respectively.
Accounts Receivable and Credit Policies
Accounts receivable include amounts due from the sales of the Company’s technology solutions to its customers. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, if

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
necessary, which reflects management’s best estimate of the amounts that will not be collected. The allowance is estimated based on management’s knowledge of its customers, historical loss experience and existing economic conditions. Accounts receivable and the allowance are written-off when, in management’s opinion, all collection efforts have been exhausted. The Company’s allowance for doubtful accounts was $664 and $544 as of September 30, 2024 and 2023, respectively; however, actual write-offs may exceed estimated amounts. In connection with the sale of the Merchant Services Business, $200 at September 30, 2023 of the Company's allowance for doubtful were classified as "Current assets held for sale" in the accompanying consolidated balance sheets and were not included in these amounts.
Settlement Assets and Obligations
Settlement assets and obligations result when funds are temporarily held or owed by the Company on behalf of merchants, consumers, schools, and other institutions. Timing differences, interchange expenses, merchant reserves and exceptional items cause differences between the amount received from the card networks and the amount funded to counterparties. These balances arising in the settlement process are reflected as settlement assets and obligations on the accompanying consolidated balance sheets. With the exception of merchant reserves, settlement assets or settlement obligations are generally collected and paid within one to four days. Settlement assets and settlement obligations were $632 as of September 30, 2024 and $4,873 as of September 30, 2023.
Inventories
Inventories consist of point-of-sale equipment to be sold to customers and are stated at the lower of cost, determined on a weighted average or specific basis, or net realizable value. Inventories were $2,423 and $2,038 at September 30, 2024 and 2023, respectively, and are included within prepaid expenses and other current assets on the accompanying consolidated balance sheets. In connection with the sale of the Merchant Services Business, $2,100 at September 30, 2023 of the Company's inventories were classified as "Current assets held for sale" in the accompanying consolidated balance sheets and were not included in these amounts.
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
Expenditures for maintenance and repairs are expensed when incurred. Expenditures for renewals or betterments are capitalized. Management reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company recognizes impairment when the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value of the asset. There were no impairment charges from continuing operations during the years ended September 30, 2024, 2023 and 2022.
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
Software development costs may become impaired in situations where development efforts are abandoned due to the viability of a planned project becoming doubtful or due to technological obsolescence of a planned software product. Management evaluates the remaining useful lives and carrying values of capitalized software at least annually or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that impairment in value may have occurred. To the extent estimated net realizable values, which are estimated to equal future undiscounted cash flows, exceed the carrying value, no impairment is necessary. If estimated net realizable values are less than the carrying values, an impairment charge is recorded. There were no impairment charges from continuing operations during the years ended September 30, 2024, 2023 and 2022.
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
Notes Receivable
Notes receivable consist of loans made to unrelated entities. Notes receivable were $195 and $199 at September 30, 2024 and 2023, respectively, and are included within prepaid expenses and other current assets and other assets on the accompanying consolidated balance sheets.
Acquisitions
Business acquisitions have been recorded using the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. Where relevant, the fair value of contingent consideration included in an acquisition is calculated using a Monte Carlo simulation as well as a discounted cash flows analysis. The fair value of customer relationships and non-compete assets acquired is identified using the Income Approach. The fair values of trade names and internally-developed software acquired are identified using the Relief from Royalty Method. After the purchase price has been allocated, goodwill is recorded to the extent the total consideration paid for the acquisition, including the acquisition date fair value of contingent consideration, if any, exceeds the sum of the fair values of the separately identifiable acquired assets and assumed liabilities. Acquisition costs for business combinations are expensed when incurred and recorded in selling general and administrative expenses in the accompanying consolidated statements of operations.
Acquisitions not meeting the accounting criteria to be accounted for as a business combination are accounted for as an asset acquisition. An asset acquisition is recorded at its purchase price, inclusive of acquisition costs, which is allocated among the acquired assets and assumed liabilities based upon their relative fair values at the date of acquisition.
The operating results of an acquisition are included in the consolidated statements of operations from the date of such acquisition. Acquisitions completed during the year ended September 30, 2024 contributed $884 and $61 of revenue and net loss, respectively, to the results in the Company's consolidated statements of operations for the year then ended.

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
The Company has determined that it has five reporting units as of the date of the most recent annual goodwill impairment test on July 1, 2024. Two of these five reporting units were part of the Merchant Service Business, for which a definitive agreement to sell was signed on June 26, 2024. For the two reporting units within the Merchant Services Business, the Company performed a qualitative assessment. For the remaining three reporting units, the Company performed a quantitative assessment. For each of the years ended September 30, 2024, 2023 and 2022 the Company determined that none of its reporting units were impaired.
Intangible Assets
Intangible assets include acquired customer relationships, referral agreements, trademarks, trade names, website development costs and non-compete agreements. Customer relationships represent the fair value of customer relationships purchased by the Company. Referral agreements represent the right to exclusively obtain referrals from a partner for their customers' credit card processing services.
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
Management evaluates the remaining useful lives and carrying values of long-lived assets, including definite lived intangible assets, at least annually, or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that a change in the useful life or impairment in

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
value may have occurred. There were no impairment charges during the years ended September 30, 2024, 2023 and 2022.
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
Under GAAP, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company reports a liability for unrecognized tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as part of income tax expense. See additional discussion in Note 12.
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
Classification of Financial Instruments
The Company classifies certain financial instruments issued as either equity or as liabilities. Determination of classification is based upon the underlying properties of the instrument. See specific discussion regarding the nature of instruments issued, the presentation on the consolidated financial statements and the related valuation method applied in Notes 11, 14, and 15.
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
The Company's revenue from continuing operations for the years ended September 30, 2024, 2023 and 2022 is derived from the following sources:

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
•Software and related services — Includes software as a service ("SaaS"), transaction-based fees, ongoing software maintenance and support, software licenses and other professional services related to our software offerings
•Proprietary payments — Includes volume-based payment processing fees (“discount fees”) and other related fixed transaction or service fees
•Other — Includes sales of equipment, non-software related professional services and other revenues
Revenues from the Company’s software are recognized when the related performance obligations are satisfied. Sales of software licenses are categorized into one of two categories of intellectual property in accordance with ASC 606, functional or symbolic. The key distinction is whether the license represents a right to use (functional) or a right to access (symbolic) intellectual property. The Company generates sales of one-time software licenses, which is functional intellectual property. Revenue from functional intellectual property is recognized at a point in time, when control of the software license transfers to the customer. The Company also generates revenue from maintenance services related to these software licenses, which is recognized over the term of the agreement.The Company also offers access to its software under software-as-a-service (“SaaS”) arrangements, which represent services arrangements, and under which customers do not have the right to take possession of the software. Revenue from SaaS arrangements is recognized over time, over the term of the agreement. Contracts with professional services, such as training or installation, are evaluated to determine if the customer can benefit from these services independently, whether they can be provided by other available resources, or whether they are separately identifiable from other contract promises.
Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed or a specified per transaction amount, depending on the card type. The Company frequently enters into agreements with customers under which the customer engages the Company to provide both payment authorization services and transaction settlement services for all of the cardholder transactions of the customer, regardless of which issuing bank and card network to which the transaction relates. The Company’s core performance obligations are to stand ready to provide continuous access to the Company’s payment authorization services and transaction settlement services in order to be able to process as many transactions as its customers require on a daily basis over the contract term. These services are stand ready obligations, as the nature of the promise is to stand ready to process an undetermined quantiy of transactions. Under a stand-ready obligation, the Company’s performance obligation is defined by each time increment rather than by the underlying activities satisfied over time based on days elapsed. Because the service of standing ready is substantially the same each day and has the same pattern of transfer to the customer, the Company has determined that its stand-ready performance obligation comprises a series of distinct days of service. Discount fees are recognized each day based on the volume or transaction count at the time the merchants’ transactions are processed.
The Company follows the requirements of ASC 606-10-55 Revenue from Contracts with Customers—Principal versus Agent Considerations, which states that the determination of whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement. The determination of gross versus net recognition of revenue requires judgment that depends on whether the Company controls the good or service before it is transferred to the merchant or whether the Company is acting as an agent of a third party. The assessment is provided separately for each performance obligation identified. Under its agreements, the Company incurs interchange and network pass-through charges from the third-party card issuers and card networks, respectively, related to the provision of payment authorization services. The Company has determined that it is acting as an agent with respect to these payment authorization services, based on the following factors: (1) the Company has no discretion over which card issuing bank will be used to process a transaction and is unable to direct the activity of the merchant to another card issuing bank, and (2) interchange and card network rates are pre-established by the card issuers or card networks, and the Company has no latitude in determining these fees. Therefore, revenue allocated to the payment authorization performance obligation is presented net of interchange and card network fees paid to the card issuing bank and card network, respectively, for the years ended September 30, 2024, 2023 and 2022.

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
Revenues are also derived from a variety of transaction fees, which are charged for transacting on our proprietary payment facilitator platform and software solutions, and fees for other miscellaneous services. Revenues derived from such fees are recognized in the time the transactions occur and when there are no further performance obligations. Revenue from the sale of equipment, is recognized upon transfer of ownership to the customer, after which there are no further performance obligations.
Arrangements may contain multiple performance obligations, such as payment authorization services, transaction settlement services, hardware, software products, SaaS, maintenance, and professional installation and training services. Revenues are allocated to each performance obligation based on the standalone selling price of each good or service. The selling price for a deliverable is based on standalone selling price, if available, the adjusted market assessment approach, estimated cost plus margin approach, or residual approach. The Company establishes estimated selling price, based on the judgment of the Company's management, considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. In arrangements with multiple performance obligations, the Company applies significant judgement in determining the allocation of the transaction price at inception of the arrangement and uses the standalone selling prices for the majority of the Company's revenue recognition.
Revenues from sales of the Company’s hardware and software elements are recognized when each performance obligation has been satisfied which has been determined to be upon the delivery of the product. Revenues derived from service fees are recognized over time in accordance with our satisfaction of our performance obligations. The Company’s professional services, including training, installation, and repair services are recognized as revenue as these services are performed.
ASC 606 provides various optional practical expedients. The Company elected the use of the practical expedient relating to the disclosure of remaining performance obligations within a contract and will not disclose remaining performance obligations for contracts (i) with an original expected duration of one year or less or (ii) in which revenue from the satisfaction of the performance obligations is recognized in the amounts invoiced in accordance with ASC 606-10-55-18. The Company also has additional contracts with an original expected duration of greater than one year for which revenue had not yet been recognized. These contracts do not allow for termination for convenience, which reduces the risks related to future revenue recognition. The transaction price allocated to the remaining performance obligations related to these contracts is not considered useful to the users of the financial statements due to the exclusion of certain revenue based on the aforementioned practical expedients.
The tables below present a disaggregation of the Company's revenue from contracts with customers for continuing operations by product by segment. The Company's products are defined as follows:
•Software and related services — Includes SaaS, transaction-based fees, ongoing software maintenance and support, software licenses, and other professional services related to our software offerings
•Proprietary payments — Includes discount fees and other related fixed transaction or service fees
•Other — Includes sales of equipment, non-software related professional services and other revenues

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)

	For the year ended September 30, 2024
	Public Sector	Healthcare	Other	Total
Software and related services revenue	$125,592	$43,902	$(436)	$169,058
Proprietary payments revenue	50,089	267	(15)	50,341
Other revenue	9,160	1,397	(33)	10,524
Total revenue	$184,841	$45,566	$(484)	$229,923

	For the year ended September 30, 2023
	Public Sector	Healthcare	Other	Total
Software and related services revenue	$127,118	$42,795	$(45)	$169,868
Proprietary payments revenue	46,551	95	(30)	46,616
Other revenue	8,545	1,693	—	10,238
Total revenue	$182,214	$44,583	$(75)	$226,722

	For the year ended September 30, 2022
	Public Sector	Healthcare	Other	Total
Software and related services revenue	$99,281	$42,181	$14	$141,476
Proprietary payments revenue	36,027	35	(57)	36,005
Other revenue	8,643	1,607	21	10,271
Total revenue	$143,951	$43,823	$(22)	$187,752
The tables below present a disaggregation of the Company's revenue from contracts with customers from continuing operations by timing of transfer of goods or services by segment. The Company's revenue included in each category are defined as follows:
•Revenue earned over time — Includes SaaS, professional services, ongoing support, discount fees, or other stand-ready obligations; and
•Revenue earned at a point in time — Includes software licenses sold as functional intellectual property, equipment, or point in time service fees that are not stand-ready obligations.

	For the year ended September 30, 2024
	Public Sector	Healthcare	Other	Total
Revenue earned over time	$170,522	$45,288	$(436)	$215,374
Revenue earned at a point in time	14,319	278	(48)	14,549
Total revenue	$184,841	$45,566	$(484)	$229,923

	For the year ended September 30, 2023
	Public Sector	Healthcare	Other	Total
Revenue earned over time	$163,331	$44,164	$(46)	$207,449
Revenue earned at a point in time	18,883	419	(29)	19,273
Total revenue	$182,214	$44,583	$(75)	$226,722

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)

	For the year ended September 30, 2022
	Public Sector	Healthcare	Other	Total
Revenue earned over time	$125,552	$42,273	$(37)	$167,788
Revenue earned at a point in time	18,399	1,550	15	19,964
Total revenue	$143,951	$43,823	$(22)	$187,752

Contract Assets
The Company bills for certain software and related services sales and fixed fee professional services upon pre-determined milestones in the contracts. Therefore, the Company may have contract assets other than trade accounts receivable for performance obligations that are partially completed, which would typically represent consulting services provided before a milestone is completed in a contract. Additionally, contract assets also include software licenses sold as a right to use license but paid for under a subscription model. Under this structure, the license revenue is recognized upfront while a portion of the revenue is unbilled. Unbilled amounts associated with these professional services and software licenses sold under the subscription model are presented as accounts receivable as the Company has an unconditional right to payment for services performed.
As of September 30, 2024 and September 30, 2023, the Company’s contract assets from contracts with customers was $8,680 and $15,131, respectively.
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
The following table presents the changes in deferred revenue as of and for the years ended September 30, 2024 and 2023:

Balance at September 30, 2022	$29,228
Deferral of revenue	32,830
Recognition of unearned revenue	(29,135)
Balance at September 30, 2023	$32,985
Deferral of revenue	39,686
Recognition of unearned revenue	(32,847)
Balance at September 30, 2024	$39,824
Costs to Obtain and Fulfill a Contract
The Company capitalizes incremental costs to obtain new contracts and contract renewals and amortizes these costs on a straight-line basis as an expense over the benefit period, which is generally the expected customer life, unless a commensurate payment is not expected at renewal. As of September 30, 2024, the Company had $857 of capitalized contract costs, compared to $632 of capitalized contract costs as of September 30, 2023. The contract costs relate to commissions paid to employees and agents as well as other incentives given to customers to obtain new sales, included within “Other assets" on the consolidated balance sheets. In connection with the sale of the Merchant Services Business, $4,334 at September 30, 2023 of the Company's capitalized contract costs were classified as "Long-term assets held for sale" in the accompanying consolidated

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
balance sheets and were not included in these amounts. The Company recorded commissions expense from continuing operations related to these costs for the years ended September 30, 2024, 2023 and 2022 of $92, $46 and $33 respectively.
The Company expenses sales commissions as incurred for the Company's sales commission plans that are paid on recurring monthly revenues, portfolios of existing customers, or have a substantive stay requirement prior to payment.
Other Cost of Services
Other costs of services from continuing operations include costs directly related to the Company's software and related services, such as hosting expenses. Additionally, other costs of services include costs directly attributable related to payment processing services such as processing and bank sponsorships. Losses resulting from chargebacks against a customer are included in other cost of services. Residual payments to our distribution partners and the cost of equipment sold is also included in cost of services. Other costs of services are recognized at the time the related revenue is recognized.
The Company accounts for all governmental taxes associated with revenue transactions on a net basis.
Selling, General and Administrative
Selling general and administrative expenses from continuing operations include all personnel costs such as salaries, benefits, bonuses, stock based compensation and commissions, as well as marketing and advertising costs, contractor services, legal and other professional services fees, software and technological services, rental expenses and other general expenses.
Advertising and promotion costs are expensed as incurred. Advertising expense from continuing operations was $2,537, $3,242 and $3,328 for the years ended September 30, 2024, 2023 and 2022, respectively, and is included in selling, general and administrative expenses in the Consolidated Statements of Operations.
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
Equity-based compensation from continuing operations was $18,178, $23,723 and $22,655 for the years ended September 30, 2024, 2023 and 2022, respectively.
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
Recently Issued Accounting Pronouncements
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). ASU 2024-03 will require companies to disaggregate, within the notes to the financial statements, certain expenses presented on the face of the financial statements to enhance transparency and help investors better understand an entity's performance. The amendment will specifically require that an entity disclose the amounts related to purchases of inventory, employee compensation, depreciation and intangible asset amortization. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company will not be required to adopt ASU 2024-03 until October 1, 2027. The Company is currently evaluating the impact of the adoption of ASU 2024-03 on the Company’s financial statement disclosures.

4. CREDIT RISK AND OTHER CONCENTRATIONS
The Company places its cash with high credit quality financial institutions which provide Federal Deposit Insurance Corporation insurance. The Company performs periodic evaluations of the relative credit standing of these institutions and does not expect any losses related to such concentrations.
No single customer accounted for more than 10% of the Company's revenue from continuing operations during the years ended September 30, 2024, 2023 and 2022. The Company believes that the loss of any single customer would not have a material adverse effect on the Company's financial condition or results of operations.
The Company uses a third party payment processor, which facilitates substantially all of our proprietary payments revenues from continuing operations for the years ended September 30, 2024, 2023, and 2022.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)

5. ACQUISITIONS
During the years ended September 30, 2024, 2023 and 2022 the Company acquired the following intangible assets and businesses:
2024 Business Combinations
Purchase of Eduloka, Ltd.
On August 1, 2024, the Company completed the acquisition of substantially all of the assets of Eduloka Ltd. ("inLumon") to expand the Company's permitting and licensing software offerings in the Public Sector segment. Total purchase consideration was $27,477, including $18,000 in cash funded by proceeds from the Company's revolving credit facility, the issuance of 311,634 shares of the Company's Class A common stock (valued at $7,517) and $1,960 in contingent consideration.
The goodwill associated with the inLumon acquisition is deductible for tax purposes. The acquired customer relationships intangible asset has an estimated amortization period of eighteen years. The acquired trade name has an amortization period of two years. The acquired capitalized software has an amortization period of seven years.
Acquisition-related costs for this acquisition amounted to approximately $258 and were included in selling, general and administrative on our consolidated statement of operations and were expensed as incurred.
Certain provisions in the purchase agreement provides for additional consideration of up to $22,000, in the aggregate, to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreement, through no later than July 2027. The Company determined the acquisition date fair value of the liability for the contingent consideration using a Monte Carlo simulation as well as a discounted cash flow analysis. In each subsequent reporting period, the Company will reassess its current estimates of performance relative to the targets and adjust the contingent liabilities to their fair values through earnings. See additional disclosures in Note 14.
Summary of inLumon
The preliminary fair values assigned to certain assets and liabilities assumed, as of the acquisition date, were as follows:

Accounts receivable	$2,936
Prepaid expenses and other current assets	5
Property and equipment	20
Capitalized software	3,000
Acquired customer relationships	11,800
Trade name	100
Goodwill	11,486
Total assets acquired	29,347

Accrued expenses and other current liabilities	1,573
Deferred revenue, current	297
Net assets acquired	$27,477

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
Other Business Combinations during the year ended September 30, 2024
During the year ended September 30, 2024 the Company completed the acquisition of substantially all of the assets of a business to expand the Company’s software offerings within the Public Sector segment. Total purchase consideration was $1,270, including $1,100 in cash consideration, funded by proceeds from the Company's revolving credit facility, and $170 of contingent consideration.
In connection with this acquisition, the Company allocated approximately $5 to property and equipment, approximately $40 to capitalized software, approximately $220 to customer relationships and the remainder, approximately $1,005, to goodwill, all of which is deductible for tax purposes. Certain of the purchase price allocations assigned for this acquisition is considered preliminary as of September 30, 2024. The acquired customer relationships intangible asset has an estimated amortization period of ten years. The acquired capitalized software has an amortization period of seven years.
Acquisition-related costs for this acquisition amounted to approximately $8 and were expensed as incurred.
Pro Forma Results of Operations for 2024 Business Combinations
The following unaudited supplemental pro forma results of operations have been prepared as though each of the acquired businesses in the year ended September 30, 2024 had occurred on October 1, 2023. Pro forma adjustments were made to reflect the impact of depreciation and amortization, changes to executive compensation and the revised debt load, all in accordance with ASC 805. This supplemental pro forma information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made on these dates, or of results of operations that may occur in the future.

	Year ended September 30,
	2024	2023
Revenue	$235,875	$232,750
Net loss	$(13,382)	$(24,680)
2023 Business Combinations
Purchase of Celtic Cross Holdings, Inc. and Celtic Systems Pvt. Ltd.
On October 1, 2022, the Company completed the acquisition of substantially all of the assets of Celtic Cross Holdings, Inc., in Scottsdale, Arizona and Celtic Systems Pvt. Ltd. in Vadodara, India (collectively "Celtic") to expand the Company’s software offerings in the Public Sector vertical. Celtic is within the Public Sector segment. Total purchase consideration consisted of $85,000 in cash consideration, funded by proceeds from the Company's revolving credit facility.
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
Other Business Combinations during the year ended September 30, 2023
The Company completed the acquisition of substantially all of the assets of one other businesses within continuing operations to expand the Company's software offerings. The total purchase consideration was $15,260, including $12,500 in cash consideration, funded by proceeds from the Company's revolving credit facility, $2,000 of the Company's Class A Common Stock, and $760 contingent consideration.
In connection with this acquisition, the Company allocated approximately $159 of the consideration to net working capital, approximately $335 to property and equipment, approximately $640 to capitalized software, approximately $6,920 to customer relationships, approximately $100 to trade names, and the remainder, approximately $9,365, to goodwill, of which $2,864 is deductible for tax purposes, and approximately $2,178 to other long-term liabilities. Certain of the purchase price allocations assigned for this acquisition is considered preliminary as of September 30, 2023. The acquired capital software and customer relationships intangible assets have an estimated amortization period of seven and fifteen years, respectively.
Acquisition-related costs for this business amounted to approximately $199 and were included in selling, general and administrative on our consolidated statement of operations and were expensed as incurred.
2022 Business Combinations
During the year ended September 30, 2022, the Company completed the acquisitions of substantially all of the assets of three businesses to expand the Company’s software offerings in the Public Sector and Healthcare segments.
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
Acquisition-related costs for these businesses amounted to approximately $773 and were included in selling, general and administrative on our consolidated statement of operations and were expensed as incurred.
Certain provisions in the purchase agreements provide for additional consideration of up to $23,000, in the aggregate, to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreements, through no later than September 2024. The Company determined the acquisition date fair values of the liabilities for the contingent consideration using a Monte Carlo simulation as well as discounted cash flow analyses. In each subsequent reporting period, the Company will reassess its current estimates of performance relative to the targets and adjust the contingent liabilities to their fair values through earnings. See additional disclosures in Note 14.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
A summary of the Company's prepaid expenses and other current assets as of September 30, 2024 and 2023 is as follows:

	2024	2023(1)
Inventory	$2,423	$2,038
Prepaid licenses	5,148	3,107
Prepaid insurance	129	682
Notes receivable — current portion	195	4
Other current assets	2,337	3,681
Prepaid expenses and other current assets	$10,232	$9,512
__________________________
1.In connection with the sale of the Merchant Services Business, $2,937 of the Company's prepaid expenses and other current assets (as of September 30, 2023) were classified as "Current assets held for sale" in the accompanying consolidated balance sheets and were not included in these amounts.

7. PROPERTY AND EQUIPMENT, NET
A summary of the Company's property and equipment as of September 30, 2024 and 2023 is as follows:

	Estimated Useful Life	2024	2023(1)
Buildings	20 years	3,724	4,711
Computer equipment and software(2)	2 to 7 years	4,690	3,711
Furniture and fixtures	2 to 7 years	2,061	2,042
Terminals	2 to 3 years	171	150
Office equipment	2 to 5 years	1,979	1,504
Automobiles	3 years	198	421
Leasehold improvements	2 to 7 years	2,315	2,320
Accumulated depreciation		(6,461)	(4,800)
Property and equipment, net		$8,677	$10,059
____________________
1.In connection with the sale of the Merchant Services Business, $2,249 of the Company's property and equipment, net (as of September 30, 2023) were classified as "Long-term assets held for sale" in the accompanying consolidated balance sheets and were not included in these amounts.
2.Includes computer software of $330 and $256 as of September 30, 2024 and 2023, respectively.

Depreciation expense for continuing operations for the years ended September 30, 2024, 2023 and 2022 amounted to $2,737, $2,353 and $1,609, respectively.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
8. CAPITALIZED SOFTWARE, NET
A summary of the Company's capitalized software as of September 30, 2024 and 2023 is as follows:

	Estimated Useful Life	2024	2023(1)
Software development costs	3 to 10 years	$83,500	$73,817
Development in progress		9,054	7,310
Accumulated amortization		(33,962)	(23,070)
Capitalized software, net		$58,592	$58,057
__________________________
1.In connection with the sale of the Merchant Services Business, $4,520 of the Company's capitalized software, net (as of September 30, 2023) were classified as "Long-term assets held for sale" in the accompanying consolidated balance sheets and were not included in these amounts.
The Company capitalized software development costs (including acquisitions) for continuing operations totaling $14,079 and $23,799 during the years ended September 30, 2024 and 2023, respectively. Amortization expense for continuing operations for capitalized software development costs amounted to $13,545, $11,155 and $7,854 during the years ended September 30, 2024, 2023 and 2022, respectively. There were no amounts written down to net realizable value for continuing operations during the years ended September 30, 2024, 2023 and 2022, respectively.

9. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill are as follows:

	Public Sector	Healthcare	Other	Total
Balance at September 30, 2022(1)	$168,095	$46,828	$—	$214,923
Goodwill attributable to preliminary purchase price adjustments and acquisition activity during the year ended September 30, 2023	53,060	—	—	53,060
Balance at September 30, 2023(1)	221,155	46,828	—	267,983
Goodwill attributable to preliminary purchase price adjustments and acquisition activity during the year ended September 30, 2024	12,695	—	—	12,695
Balance at September 30, 2024	$233,850	$46,828	$—	$280,678
__________________________
1.In connection with the sale of the Merchant Services Business, $141,580 and $138,716 at September 30, 2023 and 2022, respectively, of the Company's goodwill were classified as "Long-term assets held for sale" in the accompanying consolidated balance sheets and were not included in these amounts.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)

Intangible assets, net consisted of the following as of September 30, 2024:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Customer relationships	$199,720	$(38,843)	$160,877	9 to 25 years – straight-line
Non-compete agreements	358	(192)	166	3 to 8 years – straight-line
Website and brand development costs	6	(5)	1	3 years – straight-line
Trade names	4,741	(2,987)	1,754	2 to 5 years – straight-line
Total finite-lived intangible assets	204,825	(42,026)	162,799

Indefinite-lived intangible assets:
Trademarks	18	—	18
Total identifiable intangible assets	$204,843	$(42,026)	$162,816

Intangible assets, net consisted of the following as of September 30, 2023(1):

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Customer relationships	$187,700	$(27,500)	$160,200	9 to 25 years – accelerated or straight-line
Non-compete agreements	762	(905)	(143)	3 to 6 years – straight-line
Website development costs	15	(13)	2	3 to 4 years – straight-line
Trade names	5,631	(2,950)	2,681	3 to 7 years – straight-line
Referral and exclusivity agreements	609	(217)	392	5 years – straight-line
Total finite-lived intangible assets	194,717	(31,585)	163,132

Indefinite-lived intangible assets:
Trademarks	17	—	17
Total identifiable intangible assets	$194,734	$(31,585)	$163,149
__________________________
1.In connection with the sale of the Merchant Services Business, $63,803 of the Company's intangible assets, net (as of September 30, 2023) were classified as "Long-term assets held for sale" in the accompanying consolidated balance sheets and were not included in these amounts.
Amortization expense for intangible assets for continuing operations amounted to $12,514, $12,930 and $9,867 during the years ended September 30, 2024, 2023 and 2022, respectively.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
Based on gross carrying amounts at September 30, 2024, the Company's estimate of future amortization expense for intangible assets are presented in this table as follows for each fiscal year ending September 30:

2025	$12,962
2026	12,528
2027	12,069
2028	11,906
2029	11,879
Thereafter	101,455
$162,799

10. ACCRUED EXPENSES AND OTHER LIABILITIES
A summary of the Company's accrued expenses and other current liabilities as of September 30, 2024 and 2023 is as follows:

	2024	2023(1)
Accrued wages, bonuses, commissions and vacation	$5,737	$6,888
Accrued interest	43	1,313
Accrued contingent consideration — current portion	716	6,825
Escrow liabilities	2,174	3,965
Accrued tax distributions	24,276	—
Accrued income tax expense	30,520	3,148
Tax receivable agreement liability — current portion	9,850	—
Customer deposits	634	380
Employee health self-insurance liability	917	823
Accrued Hyland expenses	1,165	2,369
Accrued interchange	1,946	1,991
Other accrued liabilities related to the Sale of the Merchant Services Business	7,887	—
Accrued liabilities owed to sellers	355	1,239
Other accrued expenses	3,752	4,639
Accrued expenses and other current liabilities	$89,972	$33,580
__________________________
1.In connection with the sale of the Merchant Services Business, $4,160 of the Company's accrued expenses and other current liabilities (as of September 30, 2023) were classified as "Current liabilities held for sale" in the accompanying consolidated balance sheets and were not included in these amounts.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
A summary of the Company's long-term liabilities as of September 30, 2024 and 2023 is as follows:

	2024	2023(1)
Accrued contingent consideration — long-term portion	$1,636	$1,414
Deferred tax liability — long-term	11,402	18,611
Other long-term liabilities	1,883	3,053
Total other long-term liabilities	$14,921	$23,078
__________________________
1.In connection with the sale of the Merchant Services Business, $1,065 of the Company's other long-term liabilities (as of September 30, 2023) were classified as "Long-term liabilities held for sale" in the accompanying consolidated balance sheets and were not included in these amounts.

11. LONG-TERM DEBT, NET
A summary of long-term debt, net as of September 30, 2024 and September 30, 2023 is as follows:

	Maturity	2024	2023
Revolving lines of credit to banks under the 2023 Senior Secured Credit Facility	May 8, 2028	$—	$272,505
1.0% Exchangeable Senior Notes due 2025	February 15, 2025	26,223	117,000
Debt issuance costs, net(1)		—	(1,500)
Total long-term debt, net of issuance costs		$26,223	$388,005
____________________
1.Refer to Note 3 for discussion of the change in the current period presentation.
2020 Exchangeable Notes Offering
On February 18, 2020, i3 Verticals, LLC issued $138,000 aggregate principal amount of 1.00% Exchangeable Senior Notes due 2025 (the “Exchangeable Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The Company received approximately $132,762 in net proceeds from the sale of the Exchangeable Notes, as determined by deducting estimated offering expenses paid to third-parties from the aggregate principal amount.
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
As of August 15, 2024, the Exchangeable Notes became exchangeable at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The Exchangeable Notes are exchangeable on the terms set forth in the Indenture into cash, shares of Class A common stock, or a combination thereof, at i3 Verticals, LLC’s election, provided that in September 2022, the Company made the irrevocable election to settle the principal portion of its Exchangeable Notes only in cash. The exchange rate is initially 24.4666 shares of Class A common stock per $1,000 principal amount of Exchangeable Notes (equivalent to an initial exchange price of approximately $40.87 per share of Class A common stock). The exchange rate is subject to adjustment in certain circumstances. In addition, following certain corporate events that occur prior to the maturity date or i3 Verticals, LLC’s delivery of a notice of redemption, i3 Verticals, LLC will increase, in certain

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
circumstances, the exchange rate for a holder who elects to exchange its Exchangeable Notes in connection with such a corporate event or notice of redemption, as the case may be.
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
During the fiscal year ended September 30, 2020, we repurchased $21,000 in aggregate principal amount of Exchangeable Notes in open market purchases. In addition, on December 21, 2023, i3 Verticals, LLC entered into agreements to repurchase an additional portion of its Exchangeable Notes pursuant to privately negotiated transactions with a limited number of holders of the Exchangeable Notes (the "Exchangeable Note Repurchases"). The repurchase payments were determined by the Company’s average stock price over the 15 trading-day measurement period ended January 16, 2024. The closing of the Exchangeable Note Repurchases occurred on January 18, 2024, and the Company paid $87,391 to repurchase $90,777 in aggregate principal amount of its Exchangeable Notes and to repay approximately $386 in accrued interest on the repurchased portion of the Exchangeable Notes. The Company wrote off $926 of debt issuance costs in connection with the repurchase transactions. These repurchases resulted in a decrease in the Company's total leverage ratio, and following the completion of the repurchases of these Exchangeable Notes, approximately $26,223 in aggregate principal amount of the Exchangeable Notes remained outstanding, with terms unchanged. The Company recorded a gain on retirement of debt of $2,397 due to the estimated acquisition price exceeding the net carrying amount of the repurchased portion of the Exchangeable Notes, adjusted for unamortized debt issuance costs and costs and third-party fees related to the transaction.
As of September 30, 2024, the aggregate principal amount outstanding of the Exchangeable Notes was $26,223.
In accounting for the issuance of the Exchangeable Notes, transaction costs were recorded as debt issuance costs in the consolidated balance sheet and are amortized to interest expense using the effective interest method over the term of the Exchangeable Notes. Non-cash interest expense for amortization of debt issuance costs related to the Exchangeable Notes for the years ended September 30, 2024 and 2023 was $482 and $949, respectively. The Company also wrote off a portion of the debt issuance costs in connection with the repurchase

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
transactions in April and September 2020. Total unamortized debt issuance costs related to the Exchangeable Notes were $93 as of September 30, 2024.
The estimated fair value of the Exchangeable Notes was $25,685 as of September 30, 2024. The estimated fair value of the Exchangeable Notes was determined through consideration of quoted market prices for similar instruments. The fair value is classified as Level 2, as defined in Note 14.
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
The 2023 Senior Secured Credit Facility provides that the Borrower has the right to seek additional commitments to provide additional term loan facilities or additional revolving credit commitments in an aggregate principal amount up to, as of any date of determination, the sum of (i) the greater of $100,000 and 100% of the Borrower’s consolidated EBITDA (as defined in the 2023 Senior Secured Credit Facility) for the most recently completed four quarter period, plus (ii) the amount of certain prepayments of certain indebtedness, so long as, among other things, after giving pro forma effect to the incurrence of such additional borrowings and any related transactions, the Borrower’s consolidated interest coverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not be less than 3.0 to 1.0 and the Borrower’s consolidated total net leverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not exceed 5.0 to 1.0. As of September 30, 2024, the Borrower's consolidated interest coverage ratio was 3.30x and total leverage ratio was 0.06x.
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
The Adjusted Term SOFR rate will be the rate of interest per annum equal to the Term SOFR rate (based upon an interest period of one, three or six months), plus 0.10%, plus an applicable margin of 2.00% to 3.00% (2.00% at September 30, 2024). The Adjusted Term SOFR rate shall not be less than 0% in any event.
The base rate is a fluctuating rate of interest per annum equal to the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%, plus an applicable margin of 1.00% to 2.00% (2.00% at September 30, 2024). The base rate shall not be less than 1% in any event.
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
In addition to paying interest on outstanding principal under the Revolver, the Borrower will be required to pay a commitment fee equal to the product of between 0.15% and 0.30% (the applicable percentage depending on the Borrower’s consolidated total net leverage ratio as reflected in the schedule above, 0.15% at September 30, 2024) times the actual daily amount by which $450,000 exceeds the total amount outstanding under the Revolver and available to be drawn under all outstanding letters of credit.
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
Debt issuance costs
The Company incurred $930 and $3,079 in debt issuance costs during the year ended September 30, 2024 and 2023, respectively, and did not incur any debt issuance costs during the year ended September 30, 2022. The Company's debt issuance costs related to the 2023 Senior Secured Credit Facility are being amortized over the related term of the debt using the straight-line method, which is not materially different than the effective interest rate method, and are presented within other assets in the consolidated balance sheets. The amortization of deferred debt issuance costs is included in interest expense and amounted to approximately $1,175, $1,514 and $1,046 during the years ended September 30, 2024, 2023 and 2022, respectively. In connection with the replacement of our prior Senior Secured Credit Facility (which was replaced by the 2023 Senior Secured Credit Facility), the Company recorded a debt extinguishment charge of $203 during the year ended September 30, 2023 for the write-off of deferred financing costs, which was recorded in interest expense in the consolidated statements of operations.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)

12. INCOME TAXES
i3 Verticals, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from i3 Verticals, LLC based on i3 Verticals, Inc.'s economic interest in i3 Verticals, LLC. i3 Verticals, LLC's members, including the Company, are liable for federal, state and local income taxes based on their share of i3 Verticals, LLC's pass-through taxable income. i3 Verticals, LLC is not a taxable entity for federal income tax purposes, but is subject to and reports entity level tax in both Tennessee and Texas. In addition, certain subsidiaries of i3 Verticals, LLC are corporations that are subject to state and federal income taxes. The Company's income tax (benefit) expense for continuing operations during the years ended September 30, 2024, 2023 and 2022 were the following:

	Year ended September 30,
	2024	2023	2022
Current:
Federal tax expense	$2,383	$2,363	$649
State tax expense	739	1,172	636
Deferred:
Federal tax expense (benefit)	626	(8,255)	(7,460)
State tax (benefit) expense	(9,416)	932	6,327
Income tax (benefit) expense	$(5,668)	$(3,788)	$152
A reconciliation of income tax expense (benefit) from continuing operations computed at the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended September 30,
	2024		2023		2022
Expected U.S. federal income taxes at statutory rate	$(3,993)	21.0%	$(5,767)	21.0%	$(8,169)	21.0%
Partnership income not taxed at federal level	(31)	0.2%	(3,344)	12.2%	1,706	(4.4)%
Valuation allowance	2,248	(11.8)%	4,049	(14.7)%	8,308	(21.4)%
State and local income taxes, net of federal benefit	(2,853)	15.0%	1,101	(4.0)%	(2,800)	7.2%
Nondeductible expenses and other permanent items	20	(0.1)%	93	(0.3)%	(136)	0.3%
Revaluation of debt and other debt transaction differences	(261)	1.4%	536	(2.0)%	1,195	(3.1)%
Change in liability for uncertain tax positions	218	(1.1)%	155	(0.6)%	(25)	0.1%
Federal tax credits	(1,027)	5.4%	(615)	2.2%	—	—%
Other	11	(0.1)%	4	—%	73	(0.2)%
Income tax (benefit) expense	$(5,668)	29.8%	$(3,788)	13.8%	$152	(0.4)%

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities. Net deferred taxes spanning multiple jurisdictions as of September 30, 2024 and 2023 were as follows:

	September 30,
	2024	2023(1)
Deferred tax assets:
Investment in partnership	$52,039	$52,432
Stock-based compensation	15,241	13,144
Accrued expenses	59	247
Net operating loss carryforwards	367	14,794
Section 163j carryforward	4,604	3,599
Federal tax credits	—	698
Operating lease liabilities	286	578
Other	17	89
Gross deferred tax assets	72,613	85,581
Valuation allowance	(17,631)	(28,232)

Deferred tax liabilities:
Intangible assets	(17,131)	(21,844)
Operating lease right of use assets	(267)	(538)
Other	(541)	(1,064)
Net deferred tax asset	$37,043	$33,903
__________________________
1.In connection with the sale of the Merchant Services Business, $1,035 of the Company's net deferred tax liability (as of September 30, 2023) were classified as "Long-term liabilities held for sale" in the accompanying consolidated balance sheets and were not included in these amounts as the amount related to the Merchant Services Business was a deferred tax liability.
Federal net operating loss carryforwards for continuing operations as of September 30, 2024 and 2023 were $188 and $42,137, respectively. Federal tax credits were $0 for continuing operations, resulting in a deferred tax asset of $39 as of September 30, 2024 compared to $698 of federal tax credits for continuing operations, resulting in a deferred tax asset of $9,547 as of September 30, 2023. The federal net operating loss carryforwards will begin to expire in 2035. The use of federal net operating losses and credits are limited to the future taxable income of separate legal entities. As a result, a valuation allowance of $40 for continuing operations has been provided for certain federal deferred tax assets, a increase of $7 during the year ended September 30, 2024. State net operating loss carryforwards as of September 30, 2024 for continuing operations totaled $5,450, resulting in a deferred tax asset of $328. The state net operating loss carryforwards will begin to expire in 2027. The use of certain state net operating losses are limited to future taxable earnings of separate legal entities. As a result, a valuation allowance for continuing operations of $17 has been provided for state loss carryforwards and other state tax attributes, a decrease of $8,137 during the year ended September 30, 2024. The Company also considered a valuation allowance on its $52,039 outside basis of investment in i3 Verticals, LLC deferred tax asset as of September 30, 2024. The Company has recorded a valuation allowance of $17,574 against the portion of the deferred tax benefit that is capital in nature and against the amount not expected to be realized, resulting in a decrease in valuation allowance of $2,472 during the year ended September 30, 2024. Management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
The components of the Company’s liability for uncertain tax benefits are as follows:

Gross unrecognized tax benefits as of September 30, 2022	$83
Increase in current year tax positions	108
Increase in prior year tax positions	73
Settlements and other reductions	26
Gross unrecognized tax benefits as of September 30, 2023	238
Increase in current year tax positions	197
Increase in prior year tax positions	78
Settlements and other reductions	57
Gross unrecognized tax benefits as of September 30, 2024	$456
As of September 30, 2024 and 2023, the Company had no accrued interest and no accrued penalties in either period related to uncertain tax positions. It is the Company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense. The Company is no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2020. As of September 30, 2024 and 2023, there were unrecognized tax benefits of $456 and $238 that if recognized would affect the annual effective tax rate.
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
When Class B common stock is exchanged for Class A common stock, this triggers an increase in the tax basis of the Company's Common Units in i3 Verticals, LLC subject to the provisions of the Tax Receivable Agreement. During the year ended September 30, 2022, the Company acquired an aggregate of 111,000 common units of i3 Verticals, LLC in connection with the redemption of common units, which resulted in an increase in the tax basis of our investment in i3 Verticals, LLC subject to the provisions of the Tax Receivable Agreement. As a result of these exchanges, during the year ended September 30, 2022, the Company recognized an increase to its net deferred tax assets in the amount of $876, and corresponding Tax Receivable Agreement liabilities of $745, representing 85% of the tax benefits due to the Continuing Equity Owners. The Company also recognized a increase to its net deferred tax assets of $1,038 across all exchanges as a result of a tax rate change during the year ended September 30, 2022.
During the year ended September 30, 2023, the Company acquired an aggregate of 24,748 common units of i3 Verticals, LLC in connection with the redemption of common units, which resulted in an increase in the tax basis

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
of our investment in i3 Verticals, LLC subject to the provisions of the Tax Receivable Agreement. As a result of these exchanges, during the year ended September 30, 2023, the Company recognized an increase to its net deferred tax assets in the amount of $208, and corresponding Tax Receivable Agreement liabilities of $177, representing 85% of the tax benefits due to the Continuing Equity Owners. The Company also recognized a decrease to its net deferred tax assets of $932 across all exchanges as a result of a tax rate change during the year ended September 30, 2023.
During the year ended September 30, 2024, the Company acquired an aggregate of 60,718 common units of i3 Verticals, LLC in connection with the redemption of common units, which resulted in an increase in the tax basis of our investment in i3 Verticals, LLC subject to the provisions of the Tax Receivable Agreement. As a result of these exchanges, during the year ended September 30, 2024, the Company recognized an increase to its net deferred tax assets in the amount of $426, and corresponding Tax Receivable Agreement liabilities of $362, representing 85% of the tax benefits due to the Continuing Equity Owners. The Company also recognized a decrease to its net deferred tax assets of $1,187 across all exchanges as a result of a tax rate change during the year ended September 30, 2024.
The deferred tax asset balance was $34,464 as of September 30, 2024. The Company also has a corresponding Tax Receivable Agreement liability of $39,197, of which $9,850 was recorded in accrued expenses and other current liabilities and $29,347 was recorded in long-term tax receivable agreement obligations as of September 30, 2024.
Payments to the Continuing Equity Owners related to exchanges through September 30, 2024 will range from $0 to $9,850 per year and are expected to be paid over the next 24 years. The amounts recorded as of September 30, 2024, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

13. LEASES
The Company’s leases consist primarily of real estate leases throughout the markets in which the Company operates. At contract inception, the Company determines whether an arrangement is or contains a lease, and for each identified lease, evaluates the classification as operating or financing. The Company had no finance leases as of September 30, 2024. Leased assets and obligations are recognized at the lease commencement date based on the present value of fixed lease payments to be made over the term of the lease. Renewal and termination options are factored into determination of the lease term only if the option is reasonably certain to be exercised. The weighted-average remaining lease term both at September 30, 2024 and 2023 was two years. The Company had no significant short-term leases during the years ended September 30, 2024 and 2023.
The Company’s leases do not provide a readily determinable implicit interest rate and the Company uses its incremental borrowing rate to measure the lease liability and corresponding right-of-use asset. The incremental borrowing rates were determined based on a portfolio approach considering the Company’s current secured borrowing rate adjusted for market conditions and the length of the lease term. The weighted-average discount rate used in the measurement of our lease liabilities was 7.7% and 7.9% as of September 30, 2024 and 2023, respectively.
Operating lease cost is recognized on a straight-line basis over the lease term. Operating lease costs from continuing operations for the years ended September 30, 2024, 2023 and 2022, were $4,160, $4,388 and $4,607, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations.
Total operating lease costs from continuing operations for the years ended September 30, 2024, 2023 and 2022, include variable lease costs of approximately $44, $39 and $55, respectively, which are primarily comprised

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
of costs of maintenance and utilities and changes in rates, and are determined based on the actual costs incurred during the period. Variable payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.
Short-term rent expense from continuing operations for the years ended September 30, 2024, 2023 and 2022, was $31, $8 and $65, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.
As of September 30, 2024, maturities of lease liabilities for continuing operations are as follows:

Years ending September 30:
2025	4,002
2026	3,287
2027	1,378
2028	601
2029	591
Thereafter	620
Total future minimum lease payments (undiscounted)(1)	10,479
Less: present value discount	(657)
Present value of lease liability	$9,822
_________________________
1.Total future minimum lease payments excludes payments of $9 for leases designated as short-term leases, which are excluded from the Company's right-of-use assets. These payments will be made within the next twelve months.

14. FAIR VALUE MEASUREMENTS
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
The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, settlement assets and obligations, accounts receivable, other assets, accounts payable, and accrued expenses, approximated their fair values as of September 30, 2024 and 2023, because of the relatively short maturity dates on these instruments. The carrying amount of debt approximates fair value as of September 30, 2024 and 2023, because interest rates on these instruments approximate market interest rates.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
The Company has no Level 1 or Level 2 financial instruments measured at fair value on a recurring basis. The following tables present the changes in the Company's Level 3 financial instruments that are measured at fair value on a recurring basis.

Accrued Contingent Consideration
Balance at September 30, 2022(1)	$19,636
Contingent consideration accrued at time of business combination	760
Change in fair value of contingent consideration included in Operating expenses	10,767
Contingent consideration paid	(22,924)
Balance at September 30, 2023	8,239
Contingent consideration accrued at time of business combination	2,130
Change in fair value of contingent consideration included in Operating expenses	(690)
Contingent consideration paid	(7,327)
Balance at September 30, 2024	$2,352
__________________________
1.In connection with the sale of the Merchant Services Business, $3,197 of the Company's accrued contingent consideration (as of September 30, 2022) were classified as "Current liabilities held for sale" in the accompanying consolidated balance sheets and were not included in these amounts.
The fair value of contingent consideration obligations includes inputs not observable in the market and thus represents a Level 3 measurement. The amount to be paid under these obligations is contingent upon the achievement of certain growth metrics related to the financial performance of the entities subsequent to acquisition. The fair value of material contingent consideration included in an acquisition is calculated using a Monte Carlo simulation as well as a discounted cash flows analysis. The contingent consideration is revalued each period until it is settled. Management reviews the historical and projected performance of each acquisition with contingent consideration and uses an income probability method to revalue the contingent consideration. The revaluation requires management to make certain assumptions and represent management's best estimate at the valuation date. The probabilities are determined based on a management review of the expected likelihood of triggering events that would cause a change in the contingent consideration paid. The Company develops the projected future financial results based on an analysis of historical results, market conditions, and the expected impact of anticipated changes in the Company's overall business and/or product strategies.
Approximately $716 and $6,825 of contingent consideration was recorded in accrued expenses and other current liabilities as of September 30, 2024 and 2023, respectively. Approximately $1,636 and $1,414 of contingent consideration was recorded in other long-term liabilities as of September 30, 2024 and 2023, respectively.
Disclosure of Fair Values
The Company's financial instruments that are not remeasured at fair value include the Exchangeable Notes (see Note 11). The Company estimates the fair value of the Exchangeable Notes through consideration of quoted market prices of similar instruments, classified as Level 2 as described above. The estimated fair value of the Exchangeable Notes was $25,685 as of September 30, 2024.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
15. EQUITY-BASED COMPENSATION
A summary of equity-based compensation expense for continuing operations recognized during the years ended September 30, 2024, 2023 and 2022 is as follows:

	Year ended September 30,
	2024	2023	2022
Stock options	$14,113	$20,923	$21,768
Restricted stock units	4,065	2,800	887
Equity-based compensation expense	$18,178	$23,723	$22,655
In connection with the sale of the Merchant Services Business, $8,160, $4,155 and $3,575 of the Company's equity-based compensation expense was classified as "net income from discontinued operations" in the accompanying consolidated statements of operations during the years ended September 30, 2024, 2023, and 2022, respectively.
Amounts are included in general and administrative expense on the consolidated statements of operations. Current and deferred income tax benefits for continuing operations of $3,114, $4,260 and $4,029 were recognized related to equity-based compensation during the years ended September 30, 2024, 2023, and 2022, respectively.
Stock Options
In May 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) under which the Company may grant up to 3,500,000 stock options and other equity-based awards to employees, directors and officers. The number of shares of Class A common stock available for issuance under the 2018 Plan includes an annual increase on the first day of each year, beginning with the 2019 calendar year, equal to 4.0% of the outstanding shares of all classes of the Company's common stock as of the last day of the immediately preceding calendar year, unless the Company’s board of directors determines prior to the last trading day of December of the immediately preceding calendar year that the increase shall be less than 4%. As of September 30, 2024, there were 1,388,444 shares of equity awards available to grant under the 2018 Plan.
In September 2020, the Company adopted the 2020 Acquisition Equity Incentive Plan (the “2020 Inducement Plan”) under which the Company may grant up to 1,500,000 stock options and other equity-based awards to individuals that were not previously employees of the Company or its subsidiaries in connection with acquisitions, as a material inducement to the individual's entry into employment with the Company or its subsidiaries within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. In May 2021, the Company amended the 2020 Inducement Plan to increase the number of shares of the Company's Class A common stock available for issuance from 1,500,000 to 3,000,000 shares. As of September 30, 2024, there were 1,369,876 shares of equity awards available for grant under the 2020 Inducement Plan.
Share-based compensation expense includes the estimated effects of forfeitures, which will be adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.
The Company has issued stock option awards under the 2018 Plan and the 2020 Inducement Plan. The fair value of the stock option awards during the years ended September 30, 2024 and 2023 was determined on the

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	September 30, 2024	September 30, 2023
Expected volatility(1)	52.1%	54.9%
Expected dividend yield(2)	—%	—%
Expected term(3)	6 years	6 years
Risk-free interest rate(4)	4.1%	3.9%
_________________
1.For the year ended September 30, 2024, expected volatility is based on the volatility of the Company's own share price. For the year ended September 30, 2023, expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.
2.The Company has assumed a dividend yield of zero as management has no plans to declare dividends in the foreseeable future.
3.Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method as details of employee exercise behavior are limited due to limited historical data.
4.The risk-free rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.

A summary of stock option activity for the year ended September 30, 2024 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at September 30, 2023	8,576,670	$25.16
Granted	969,556	19.27
Exercised	(75,135)	19.52
Forfeited	(350,147)	27.86
Outstanding at September 30, 2024	9,120,944	$24.48

Exercisable at September 30, 2024	7,004,727	$25.22
The weighted-average grant date fair value of stock options granted during the year ended September 30, 2024 was $10.56.
As of September 30, 2024, there were 9,120,944 stock options outstanding, of which 7,004,727 were exercisable. As of September 30, 2024, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $15,151, which is expected to be recognized over a weighted-average period of 2.7 years. The Company's policy is to account for forfeitures of stock-based compensation awards as they occur.
The total fair value of stock options that vested during the year ended September 30, 2024 was $25,404.
In connection with the sale of the Merchant Services Business, the Company fully accelerated the vesting period for 188,482 options (to the extent not previously vested) held by employees of the Merchant Services Business immediately prior to the closing of the Transactions pursuant to the Purchase Agreement.
Restricted Stock Units
The Company has issued Class A common stock in the form of restricted stock units ("RSUs") under the 2018 Plan.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
A summary of activity related to restricted stock units as of September 30, 2024 is as follows:

	Restricted Stock Units	Weighted Average Exercise Price
Outstanding at September 30, 2023	874,024	$24.95
Granted	318,584	19.58
Vested	(354,951)	25.22
Forfeited	(66,443)	23.77
Outstanding at September 30, 2024	771,214	$22.71
The weighted-average grant date fair value of RSUs granted during the year ended September 30, 2024 was $19.58.
As of September 30, 2024, total unrecognized compensation expense related to unvested RSUs, including an estimate for pre-vesting forfeitures, was $9,898, which is expected to be recognized over a weighted average period of 2.8 years.
The total fair value of RSUs that vested during the year ended September 30, 2024 was $8,989.
In connection with the sale of the Merchant Services Business, the Company fully accelerated the vesting period for 173,230 RSUs (to the extent not previously vested) held by employees of the Merchant Services Business immediately prior to the closing of the Transactions pursuant to the Purchase Agreement.

16. COMMITMENTS AND CONTINGENCIES
Leases
The Company utilizes office space and equipment under operating leases. Rent expense from continuing operations under these leases amounted to $4,190, $4,396 and $4,665 during the years ended September 30, 2024, 2023 and 2022, respectively. Refer to Note 13 for further discussion and a table of the future minimum payments under these leases.
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
All Defendants have filed pleading-stage motions to dismiss, some of which were granted. The Court is allowing plaintiffs to re-plead certain claims and has severed the claims brought by the Division of Administration from the claims brought by the parish Sheriffs and Districts.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)

17. RELATED PARTY TRANSACTIONS
In connection with the Company's IPO, the Company and i3 Verticals, LLC entered into a Tax Receivable Agreement with the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that it actually realizes, or in some circumstances, is deemed to realize in its tax reporting, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of Common Units of i3 Verticals, LLC for Class A common stock of i3 Verticals, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. See Note 12 for further information. As of September 30, 2024, the total amount due under the Tax Receivable Agreement was $39,197.

18. SEGMENTS
The Company determines its operating segments based on ASC 280, Segment Reporting, in alignment with how the chief operating decision making group monitors and manages the performance of the business as well as the level at which financial information is reviewed. The Company’s operating segments are strategic business units that offer different products and services.
As noted above, on September 20, 2024, the Company completed the transactions contemplated by the Purchase Agreement dated June 26, 2024, and sold the equity interests of the Acquired Entities comprising the Merchant Services Business. The Merchant Services Business comprised the Company's entire former Merchant Services segment and a small portion of the Company's former Software and Services segment. As a result of the sale of the Merchant Services Business, the historical results of the Merchant Services Business have been reflected as discontinued operations in our consolidated financial statements, and the Company no longer presents a Merchant Services segment. See Note 2 to our consolidated financial statements for additional information.
After giving effect to these developments, the Company's core business for continuing operations is delivering seamlessly software solutions integrated with our proprietary payment facilitator platform to customers in strategic vertical markets. The Company has since updated its segmentation, and the core business consists of two new operating segments and reportable segments, Public Sector and Healthcare.
The Public Sector has products and solutions that create an efficient flow of information throughout a variety of public sector entities. We serve customers at both the state and local level and our geographic reach covers most of the United States and some of Canada. Our solutions help our customers provide more responsive and efficient services to their citizens and stakeholders.
The Healthcare segment is dedicated to delivering integrated solutions across the healthcare ecosystem, catering to providers and payers, with a strong emphasis on enhancing process efficiency and ensuring compliance.
The Other category includes corporate overhead expenses, technology resources shared across segments and inter-segment eliminations.
The Company has since updated its intercompany transactions and allocations to adhere to the updated segment structure, which includes Public Sector intercompany, Healthcare intercompany, and intercompany locations within its business. As described above, these transactions include, but are not limited to, resources shared across segments and also exist to eliminate revenue and cost between components that should not be included on a consolidated basis. Although our intercompany structure and allocations have changed due to our updated segments, this reporting is consistent with our accounting policies from prior periods.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
The Company primarily uses adjusted EBITDA margin to measure operating performance and for purposes of making decisions about allocating resources to our business segments. The following is a summary of reportable segment operating performance for continuing operations for the years ended September 30, 2024, 2023 and 2022.

	As of and for the Year ended September 30, 2024
	Public Sector	Healthcare	Other	Total
Revenue	$184,841	$45,566	$(484)	$229,923
Other costs of services	16,125	2,932	(484)	18,573
Recurring cash SG&A expenses(1)	95,500	33,622	23,920	153,042
Total adjusted EBITDA	$73,216	$9,012	$(23,920)	$58,308
Adjusted EBITDA Margin(2)	40%	20%	n/m

Non-recurring or non-cash SG&A expenses
Stock compensation expense				$18,178
M&A-related expenses				3,161
Other taxes and one-time expenses				2,009
Depreciation and amortization				28,796
Change in fair value of contingent consideration				(690)
Income from operations				6,854

Other expenses
Interest expense, net				29,263
Other income				(3,395)
Total other expenses				25,868

Loss before income taxes				$(19,014)

Total assets	$490,328	$90,801	$149,546	$730,675
Goodwill	$233,850	$46,828	$—	$280,678
n/m = not meaningful
____________________
1.Recurring cash SG&A expenses represents recurring operating costs such as people, technology, facilities, sales and marketing.
2.Adjusted EBITDA Margin represents adjusted EBITDA as a percentage of revenue.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)

	As of and for the Year ended September 30, 2023
	Public Sector	Healthcare	Other	Total
Revenue	$182,214	$44,583	$(75)	$226,722
Other costs of services	13,326	2,103	(74)	15,355
Recurring cash SG&A expenses(1)	95,397	33,242	23,329	151,968
Total adjusted EBITDA	$73,491	$9,238	$(23,330)	$59,399
Adjusted EBITDA Margin(2)	40%	21%	n/m

Non-recurring or non-cash SG&A expenses
Stock compensation expense				$23,723
M&A-related expenses				1,140
Other taxes and one-time expenses				900
Depreciation and amortization				26,438
Change in fair value of contingent consideration				10,767
Loss from operations				(3,569)

Other expenses
Interest expense, net				25,128
Other income				(1,224)
Total other expenses				23,904

Loss before income taxes				$(27,473)

Total assets	$482,602	$96,918	$68,274	$647,794
Goodwill	$221,155	$46,828	$—	$267,983
n/m = not meaningful
____________________
1.Recurring cash SG&A expenses represents recurring operating costs such as people, technology, facilities, sales and marketing.
2.Adjusted EBITDA Margin represents adjusted EBITDA as a percentage of revenue.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)

	As of and for the Year ended September 30, 2022
	Public Sector	Healthcare	Other	Total
Revenue	$143,951	$43,823	$(22)	$187,752
Other costs of services	11,162	1,729	(57)	12,834
Recurring cash SG&A expenses(1)	78,280	32,948	20,202	131,430
Total adjusted EBITDA	$54,509	$9,146	$(20,167)	$43,488
Adjusted EBITDA Margin(2)	38%	21%	n/m

Non-recurring or non-cash SG&A expenses
Stock compensation expense				$22,655
M&A-related expenses				2,101
Other taxes and one-time expenses				480
Depreciation and amortization				19,330
Change in fair value of contingent consideration				22,063
Income from operations				(23,141)

Other expenses
Interest expense, net				14,775
Other expense				991
Total other expenses				15,766

Loss before income taxes				$(38,907)

Total assets	$373,353	$108,950	$56,699	$539,002
Goodwill	$168,095	$46,828	$—	$214,923
n/m = not meaningful
____________________
1.Recurring cash SG&A expenses represents recurring operating costs such as people, technology, facilities, sales and marketing.
2.Adjusted EBITDA Margin represents adjusted EBITDA as a percentage of revenue.
The Company has not disclosed expenditures on long-lived assets as such expenditures are not reviewed by or provided to the chief operating decision maker.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
19. NON-CONTROLLING INTEREST
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
As of September 30, 2024, and 2023, respectively, i3 Verticals, Inc. owned 23,882,035 and 23,253,272 of i3 Verticals, LLC's Common Units, representing a 70.4% and 69.7% economic ownership interest in i3 Verticals, LLC.
The following table summarizes the impact on equity due to changes in the Company's ownership interest in i3 Verticals, LLC:

	Year ended September 30,
	2024	2023	2022
Net income (loss) attributable to non-controlling interest	$61,789	$(1,841)	$(6,115)
Transfers to (from) non-controlling interests:
Distributions to non-controlling interest holders	(25,608)	—	—
Redemption of common units in i3 Verticals, LLC	(576)	(224)	(918)
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	8,470	4,305	11,511
Net transfers to non-controlling interests	(17,714)	4,081	10,593
Change from net income attributable to non-controlling interests and transfers to non-controlling interests	$44,075	$2,240	$4,478

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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock from continuing operations:

	Year ended September 30,
	2024	2023	2022
Basic and diluted net loss per share:
Numerator
Net loss	$(13,346)	$(23,685)	$(39,059)
Less: Net loss attributable to non-controlling interests	(4,424)	(7,863)	(11,828)
Net loss attributable to Class A common stockholders	$(8,922)	$(15,822)	$(27,231)
Denominator
Weighted average shares of Class A common stock outstanding	23,419,421	23,137,586	22,249,656
Basic and diluted net loss per share(1)(2)(3)	$(0.38)	$(0.68)	$(1.22)
____________________
1.For the year ended September 30, 2024, all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted earnings per share of Class A common stock:
a.10,067,399 shares of weighted average Class A common stock, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive,
b.7,701,564 options to purchase shares of Class A common stock, were excluded because the exercise price of these options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.392,343 shares of Class A common stock, resulting from estimated stock option exercises as calculated by the treasury stock method were excluded because the effect of including them would have been anti-dilutive.
2.For the year ended September 30, 2023, all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted earnings per share of Class A common stock:
a.10,109,247 shares of weighted average Class A common stock, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive,
b.5,580,144 options to purchase shares of Class A common stock, were excluded because the exercise price of these options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.723,898 shares of Class A common stock, resulting from estimated stock option exercises as calculated by the treasury stock method were excluded because the effect of including them would have been anti-dilutive.
3.For the year ended September 30, 2022, all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted earnings per share of Class A common stock:
a.10,170,668 shares of weighted average Class A common stock, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive,
b.4,580,844 options to purchase shares of Class A common stock, were excluded because the exercise price of these options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.679,858 shares of Class A common stock, resulting from estimated stock option exercises as calculated by the treasury stock method were excluded because the effect of including them would have been anti-dilutive.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock from discontinued operations:

	Year ended September 30,
	2024	2023	2022
Basic net income per share:
Numerator
Net income	$188,476	$21,033	$15,842
Less: Net income attributable to non-controlling interests	66,213	6,022	5,713
Net income attributable to Class A common stockholders	$122,263	$15,011	$10,129
Denominator
Weighted average shares of Class A common stock outstanding	23,419,421	23,137,586	22,249,656
Basic net income per share	$5.22	$0.65	$0.46

Dilutive net loss per share:
Numerator
Net income attributable to Class A common stockholders	$122,263	$15,011	$10,129
Reallocation of net income assuming conversion of common units(1)	50,342	4,549	4,290
Net income attributable to Class A common stockholders - diluted	$172,605	$19,560	$14,419
Denominator
Weighted average shares of Class A common stock outstanding	23,419,421	23,137,586	22,249,656
Weighted average effect of dilutive securities(2)	10,459,742	10,833,145	10,850,526
Weighted average shares of Class A common stock outstanding - diluted	33,879,163	33,970,731	33,100,182
Diluted net income per share	$5.09	$0.58	$0.44
__________________________
1.The reallocation of net income assuming conversion of common units represents the tax effected net income attributable to non-controlling interest using the effective income tax rates described in Note 12 above and assuming all common units of i3 Verticals, LLC were exchanged for Class A common stock at the beginning of the period. The common units of i3 Verticals, LLC held by the Continuing Equity Owners are potentially dilutive securities, and the computations of pro forma diluted net income per share assume that all common units of i3 Verticals, LLC were exchanged for shares of Class A common stock at the beginning of the period.
2.For the years ended September 30, 2024, 2023 and 2022 the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net income per share of Class A common stock:
a.7,701,564, 5,580,144 and 4,580,844 stock options for years ended September 30, 2024, 2023 and 2022, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive.
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
The Warrants sold in connection with the issuance of the Exchangeable Notes are considered to be dilutive when the average price of the Company's Class A common stock during the period exceeds the Warrants' stock price of $62.88 per share. The effect of the additional shares that may be issued upon exercise of the Warrants will be included in the weighted average shares of Class A common stock outstanding—diluted using the treasury stock method. The Note Hedge Transactions purchased in connection with the issuance of the Exchangeable Notes are considered to be anti-dilutive and therefore do not impact our calculation of diluted net income per share. Refer to Note 11 for further discussion regarding the Exchangeable Notes.

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

21. SIGNIFICANT NON-CASH TRANSACTIONS
The Company engaged in the following significant non-cash investing and financing activities during the years ended September 30, 2024, 2023, and 2022, which are reported on a consolidated basis. See Note 2 for significant non-cash investing and financing activities from discontinued operations for major captions on the consolidated financial statements.

	Year ended September 30,
	2024	2023	2022
Restricted Class A common stock issued as part of acquisition purchase consideration (Note 5)	$7,517	$2,000	$—
Acquisition date fair value of contingent consideration in connection with business combinations	$2,130	$760	$6,281
Residual buyouts financed through principal and interest forgiveness of a loan	$—	$5,860	$—
Replacement of the Prior Senior Secured Credit Facility with the 2023 Senior Secured Credit Facility	$—	$284,000	$—
Debt issuance costs financed with proceeds from the 2023 Senior Secured Credit Facility	$—	$2,386	$—
Accrued interest financed with proceeds from the 2023 Senior Secured Credit Facility	$—	$1,617	$—
Right-of-use assets obtained in exchange for operating lease obligations	$2,605	$927	$7,846

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
22. QUARTERLY INFORMATION (UNAUDITED)
The tables below present summarized unaudited quarterly results of operations for the years ended September 30, 2024 and 2023. Management believes that all necessary adjustments have been included in the amounts stated below for a fair presentation of the results of operations for the periods presented when read in conjunction with the consolidated financial statements for the years ended September 30, 2024 and 2023. Results of operations for a particular quarter are not necessarily indicative of results of operations for an annual period and are not predictive of future periods.

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,
Fiscal Year 2024:
Revenue	$60,864	$56,037	$57,968	$55,054
Other costs of services	5,033	4,722	4,703	4,115
Income (loss) from operations	3,554	(669)	2,486	1,485

Net income (loss) from continuing operations attributable to i3 Verticals, Inc.	6,329	(10,656)	(1,709)	(2,885)
Net income from discontinued operations attributable to i3 Verticals, Inc.	111,581	3,111	3,587	3,983
Net income attributable to i3 Verticals, Inc.	$117,910	$(7,545)	$1,878	$1,098

Basic earnings (loss) per share from continuing operations attributable to i3 Verticals, Inc	$0.27	$(0.45)	$(0.07)	$(0.12)
Diluted earnings (loss) per share from continuing operations attributable to i3 Verticals, Inc.(1)(2)(5)	$0.20	$(0.45)	$(0.07)	$(0.12)
Basic earnings per share from discontinued operations attributable to i3 Verticals, Inc	$4.72	$0.13	$0.15	$0.17
Diluted earnings per share from discontinued operations attributable to i3 Verticals, Inc.(3)(4)(5)	$4.60	$0.13	$0.15	$0.16

Fiscal Year 2023:
Revenue	$58,584	$57,260	$59,167	$51,712
Other costs of services	4,083	3,944	3,990	3,338
Income (loss) from operations	1,255	(4,577)	313	(558)

Net income (loss) from continuing operations attributable to i3 Verticals, Inc.	569	(8,040)	(4,071)	(4,280)
Net income from discontinued operations attributable to i3 Verticals, Inc.	3,979	2,885	4,107	4,040
Net income attributable to i3 Verticals, Inc.	$4,548	$(5,155)	$36	$(240)

Basic earnings (loss) per share from continuing operations attributable to i3 Verticals, Inc.	$0.02	$(0.35)	$(0.18)	$(0.19)
Diluted loss per share from continuing operations attributable to i3 Verticals, Inc.(1)(2)(5)	$(0.02)	$(0.35)	$(0.18)	$(0.19)
Basic earnings per share from discontinued operations attributable to i3 Verticals, Inc	$0.17	$0.12	$0.18	$0.18
Diluted earnings per share from discontinued operations attributable to i3 Verticals, Inc.(3)(4)(5)	$0.13	$0.12	$0.15	$0.16

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
1.For the three months ended September 30, 2024; June 30, 2024; March 31, 2024; and December 31, 2023 the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net earnings per share of Class A common stock from continuing operations:
a.10,032,676, 10,052,017, 10,091,604 and 10,093,394 shares of weighted average Class A common stock, along with the reallocation of net income assuming conversion of these shares, for the three months ended September 30, 2024; June 30, 2024; March 31, 2024; and December 31, 2023, respectively, were excluded because the effect would have been anti-dilutive,
b.6,679,386, 7,764,984, 7,852,595 and 7,496,394 stock options for the three months ended September 30, 2024; June 30, 2024; March 31, 2024; and December 31, 2023, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.479,859, 234,503, 387,235 and 467,777 shares of Class A common stock, resulting from estimated stock option exercises as calculated by the treasury stock method for the three months ended September 30, 2024; June 30, 2024; March 31, 2024; and December 31, 2023, respectively, were excluded because the effect of including them would have been anti-dilutive.
2.For the three months ended September 30, 2023; June 30, 2023; March 31, 2023; and December 31, 2022 the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net earnings per share of Class A common stock from continuing operations:
a.10,099,678, 10,108,218, 10,110,975 and 10,118,142 shares of weighted average Class A common stock, along with the reallocation of net income assuming conversion of these shares, for the three months ended September 30, 2023; June 30, 2023; March 31, 2023; and December 31, 2022, respectively, were excluded because the effect would have been anti-dilutive,
b.5,672,144, 5,729,321, 4,018,042 and 5,652,711 stock options for the three months ended September 30, 2023; June 30, 2023; March 31, 2023; and December 31, 2022, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.675,004, 557,728, 1,022,267 and 696,427 shares of Class A common stock, resulting from estimated stock option exercises as calculated by the treasury stock method for the three months ended September 30, 2023; June 30, 2023; March 31, 2023; and December 31, 2022, respectively, were excluded because the effect of including them would have been anti-dilutive.
3.For the three months ended September 30, 2024; June 30, 2024; March 31, 2024; and December 31, 2023 the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net income per share of Class A common stock from discontinued operations:
a.10,052,017 and 10,091,604 shares of weighted average Class A common stock, along with the reallocation of net income assuming conversion of these shares, for the three months ended June 30, 2024 and March 31, 2024, respectively, were excluded because the effect would have been anti-dilutive,
b.6,679,386, 7,764,984, 7,852,595 and 7,496,394 stock options for the three months ended September 30, 2024; June 30, 2024; March 31, 2024; and December 31, 2023, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive.
4.For the three months ended September 30, 2023; June 30, 2023; March 31, 2023; and December 31, 2022 the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net income per share of Class A common stock from discontinued operations:
a.10,108,218 shares of weighted average Class A common stock, along with the reallocation of net income assuming conversion of these shares, for the three months ended June 30, 2023, were excluded because the effect would have been anti-dilutive,
b.5,672,144, 5,729,321, 4,018,042 and 5,652,711 stock options for the three months ended September 30, 2023; June 30, 2023; March 31, 2023; and December 31, 2022, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive.
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
Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on such assessment our management has concluded that, as of September 30, 2024, our internal control over financial reporting is effective based on those criteria.
Our internal control over financial reporting as of September 30, 2024 has been audited by the independent registered public accounting firm, Deloitte & Touche LLP, who also audited our financial statements. The attestation report on our internal control over financial reporting from Deloitte & Touche LLP appears below.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2024 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of i3 Verticals, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of i3 Verticals, Inc. and subsidiaries (the “Company”) as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2024, of the Company and our report dated November 25, 2024, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Nashville, Tennessee
November 25, 2024

Item 9B. Other Information
None. Without limiting the generality of the foregoing, during the three months ended September 30, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regrading Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2025 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2024.
Code of Conduct
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
Insider Trading Arrangements and Policies
We have adopted an Insider Trading Policy governing transactions in our securities by our directors, officers and employees, as well as by the Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and Nasdaq listing standards. The foregoing summary of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Insider Trading Policy attached hereto as Exhibit 19.1.

Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2025 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2025 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2025 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2024.

Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2025 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2024.

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
(a)(3) Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

2.1#	Securities Purchase Agreement, dated as of June 26, 2024, by and among i3 Verticals, LLC, i3 Holdings Sub, Inc., Payroc Buyer, LLC, Payroc WorldAccess, LLC, solely for purposes of certain terms set forth therein, and i3 Verticals, Inc., solely for purposes of certain terms set forth therein.	8-K	001-38532	2.1	6/26/24

3.1	Amended and Restated Certificate of Incorporation of i3 Verticals, Inc.	8-K	001-38532	3.1	6/25/18

3.2	Amended and Restated Bylaws	8-K	001-38532	3.2	11/16/22

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1	333-225214	4.1	5/25/18

4.2	Description of Securities	10-K	001-38532	4.2	11/22/19

4.3	Indenture, dated February 18, 2020, among i3 Verticals, LLC, i3 Verticals, Inc. as guarantor and U.S. Bank National Association	8-K	001-38532	4.1	2/19/20

4.4	Form of 1.00% Exchangeable Senior Notes due 2025 (included in Exhibit 4.3 above)	8-K	001-38532	4.2	2/19/20

10.1	Form of Tax Receivable Agreement	S-1	333-225214	10.2	5/25/18

10.2	Form of Registration Rights Agreement	S-1	333-225214	10.3	5/25/18

10.3	Limited Liability Company Agreement of i3 Verticals, LLC	8-K	001-38532	10.3	6/25/18

10.5+	2018 Equity Incentive Plan	S-1	333-225214	10.24	5/25/18

10.6+	Form of Restricted Stock Award Agreement under 2018 Equity Incentive Plan	S-1	333-225214	10.25	5/25/18

10.7*+	Form of Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan

10.8+	Form of Stock Option Award Agreement under 2018 Equity Incentive Plan	S-1	333-225214	10.26	5/25/18

10.9+	Employment Agreement, effective as of May 5, 2014, by and between Charge Payment, LLC and Clay M. Whitson	S-1	333-225214	10.27	5/25/18

10.10+	Change in Control Agreement, dated as of May 10, 2017, by and between i3 Verticals, LLC and Paul Maple	S-1	333-225214	10.28	5/25/18

10.11+	Form of Indemnification Agreement	S-1	333-225214	10.29	5/25/18

10.12	Registration Rights Agreement, dated February 18, 2020, among i3 Verticals, Inc. and BofA Securities, Inc.	8-K	001-38532	10.2	2/19/20

10.13	Form of Exchangeable Note Hedge Transaction Confirmation.	8-K	001-38532	10.3	2/19/20

10.14	Form of Warrant Transaction Confirmation	8-K	001-38532	10.4	2/19/20

10.15+	i3 Verticals, Inc. 2020 Acquisition Equity Incentive Plan	8-K	001-38532	10.1	9/9/20

10.16+	Form of Restricted Stock Award Agreement under i3 Verticals, Inc. 2020 Acquisition Equity Incentive Plan	8-K	001-38532	10.2	9/9/20

10.17*+	Form of Restricted Stock Unit Award Agreement under i3 Verticals, Inc. 2020 Acquisition Equity Incentive Plan

10.18+	Form of Stock Option Award Agreement under 2020 Acquisition Equity Incentive Plan	8-K	001-38532	10.3	9/9/20

10.19+	First Amendment to the i3 Verticals, Inc. 2020 Acquisition Equity Incentive Plan	8-K	001-38532	10.1	5/10/21

10.20+	Form of Performance-based Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan	10-K	001-38532	10.29	11/18/22

10.21	First Amendment to Tax Receivable Agreement, by and among i3 Verticals, Inc., i3 Verticals, LLC and the members of i3 Verticals, LLC party thereto	10-K	001-38532	10.30	11/18/22

10.22	Credit Agreement, dated as of May 8, 2023, among i3 Verticals, LLC, the guarantor and lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent	10-Q	001-38532	10.1	5/10/23

10.23	First Amendment to Credit Agreement, dated as of June 26, 2024, by and among i3 Verticals, LLC, the guarantors and lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-38532	10.1	6/26/24

10.24	Security and Pledge Agreement, dated as of May 8, 2023, among i3 Verticals, LLC, the obligor parties thereto and JPMorgan Chase Bank, N.A., as administrative agent	10-Q	001-38532	10.2	5/10/23

19.1*	Insider Trading Policy of i3 Verticals, Inc.

21.1*	List of subsidiaries of i3 Verticals, Inc.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14a under the Securities Exchange Act of 1934. as amended

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	i3 Verticals, Inc. Compensation Recoupment Policy	10-K	001-38532	97	11/22/23

101.INS*	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

i3 Verticals, Inc.

		By:	/s/ Gregory Daily
Gregory Daily
Chief Executive Officer

Date:	November 25, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gregory Daily	Chief Executive Officer and Director	November 25, 2024
Gregory Daily	(Principal Executive Officer)

/s/ Clay Whitson	Chief Strategy Officer and Director	November 25, 2024
Clay Whitson

/s/ Geoff Smith	Chief Financial Officer	November 25, 2024
Geoff Smith	(Principal Financial Officer and Principal Accounting Officer)

/s/ Elizabeth Seigenthaler Courtney	Director	November 25, 2024
Elizabeth Seigenthaler Courtney

/s/ John Harrison	Director	November 25, 2024
John Harrison

/s/ Burton Harvey	Director	November 25, 2024
Burton Harvey

/s/ Decosta Jenkins	Director	November 25, 2024
Decosta Jenkins

/s/ Timothy McKenna	Director	November 25, 2024
Timothy McKenna

/s/ David Morgan	Director	November 25, 2024
David Morgan

/s/ David Wilds	Director	November 25, 2024
David Wilds