Form 10-Q
period 2024-12-31
i3 Verticals, Inc.
filed 2025-02-07
CIK 1728688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of February 6, 2025, there were 23,428,283 outstanding shares of Class A common stock, $0.0001 par value per share, and 9,645,843 outstanding shares of Class B common stock, $0.0001 par value per share.

PART I. - FINANCIAL INFORMATION
Item 1.    Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	December 31,	September 30,
	2024	2024
Assets
Current assets
Cash and cash equivalents	$85,552	$86,541
Accounts receivable, net	51,342	55,988
Settlement assets	1,205	632
Prepaid expenses and other current assets	15,006	10,232
Total current assets	153,105	153,393
Property and equipment, net	7,583	8,677
Restricted cash	2,450	2,424
Capitalized software, net	57,249	58,592
Goodwill	280,678	280,678
Intangible assets, net	159,574	162,816
Deferred tax asset	48,481	48,445
Operating lease right-of-use assets	7,942	8,954
Other assets	9,167	6,696
Total assets	$726,229	$730,675

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$7,402	$5,370
Current portion of long-term debt	26,223	26,223
Accrued expenses and other current liabilities	82,997	89,972
Settlement obligations	1,205	632
Deferred revenue	42,259	39,029
Current portion of operating lease liabilities	3,345	3,505
Total current liabilities	163,431	164,731
Long-term tax receivable agreement obligations	29,326	29,347
Operating lease liabilities, less current portion	5,423	6,317
Other long-term liabilities	16,915	14,921
Total liabilities	215,095	215,316
Commitments and contingencies (see Note 14)
Stockholders' equity
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2024 and September 30, 2024	—	—
Class A common stock, par value $0.0001 per share, 150,000,000 shares authorized; 23,437,250 and 23,882,035 shares issued and outstanding as of December 31, 2024 and September 30, 2024, respectively	2	2
Class B common stock, par value $0.0001 per share, 40,000,000 shares authorized; 10,015,099 and 10,032,676 shares issued and outstanding as of December 31, 2024 and September 30, 2024, respectively	1	1
Additional paid-in capital	272,532	279,335
Accumulated earnings	102,453	100,397
Total stockholders' equity	374,988	379,735
Non-controlling interest	136,146	135,624
Total equity	511,134	515,359
Total liabilities and equity	$726,229	$730,675

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended December 31,
	2024	2023

Revenue	$61,691	$55,054

Operating expenses
Other costs of services (excluding depreciation and amortization)(1)	21,031	19,577
Selling, general and administrative(1)	28,900	27,175
Depreciation and amortization	7,684	7,054
Change in fair value of contingent consideration	1,377	(237)
Total operating expenses	58,992	53,569

Income from operations	2,699	1,485

Other (income) expenses
Interest expense	680	6,687
Other (income) expense	(1,826)	107
Total other (income) expenses	(1,146)	6,794

Income (loss) before income taxes	3,845	(5,309)

Provision for (benefit from) income taxes	523	(1,094)

Net income (loss) from continuing operations	3,322	(4,215)
Net (loss) income from discontinued operations, net of income taxes	(214)	5,751
Net income	3,108	1,536

Net income (loss) from continuing operations attributable to non-controlling interest	1,128	(1,330)
Net (loss) income from discontinued operations attributable to non-controlling interest	(76)	1,768
Net income attributable to non-controlling interest	1,052	438

Net income (loss) from continuing operations attributable to i3 Verticals, Inc.	2,194	(2,885)
Net (loss) income from discontinued operations attributable to i3 Verticals, Inc.	(138)	3,983
Net income attributable to i3 Verticals, Inc.	$2,056	$1,098

Net income (loss) per share attributable to Class A common stockholders from continuing operations:
Basic	$0.09	$(0.12)
Diluted	$0.09	$(0.12)
Net (loss) income per share attributable to Class A common stockholders from discontinued operations:
Basic	$(0.01)	$0.17
Diluted	$(0.01)	$0.16
Weighted average shares of Class A common stock outstanding:
Basic, for continuing operations	23,551,352	23,267,290
Diluted, for continuing operations	34,057,196	23,267,290
Basic, for discontinued operations	23,551,352	23,267,290
Diluted, for discontinued operations	23,551,352	33,828,461
_________________________________________
1.Refer to Note 3 for discussion of the change in the current and prior period presentation.

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2024	23,882,035	$2	10,032,676	$1	$279,335	$100,397	$135,624	$515,359
Equity-based compensation	—	—	—	—	3,814	—	—	3,814
Net income	—	—	—	—	—	2,056	1,052	3,108
Redemption of common units in i3 Verticals, LLC	17,577	—	(17,577)	—	237	—	(237)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	14	—	—	14
Exercise of equity-based awards	34,423	—	—	—	29	—	—	29
Repurchases of Class A common stock	(496,785)	—	—	—	(11,190)	—	—	(11,190)
Allocation of equity to non-controlling interests	—	—	—	—	293	—	(293)	—
Balance at December 31, 2024	23,437,250	$2	10,015,099	$1	$272,532	$102,453	$136,146	$511,134

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2023	23,253,272	$2	10,093,394	$1	$249,688	$(12,944)	$91,549	$328,296
Equity-based compensation	—	—	—	—	6,508	—	—	6,508
Net income	—	—	—	—	—	1,098	438	1,536
Exercise of equity-based awards	25,898	—	—	—	(10)	—	—	(10)
Sale of exchangeable note hedges	—	—	—	—	1,483	—	—	1,483
Repurchases of warrants	—	—	—	—	(657)	—	—	(657)
Allocation of equity to non-controlling interests	—	—	—	—	(2,450)	—	2,450	—
Balance at December 31, 2023	23,279,170	$2	10,093,394	$1	$254,562	$(11,846)	$94,437	$337,156
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$3,108	$1,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,684	9,739
Equity-based compensation	3,814	6,508
Amortization of debt issuance costs	280	414
(Benefit from) provision for deferred income taxes	(715)	182
Non-cash lease expense	864	1,184
Changes in non-cash contingent consideration expense from original estimate	1,377	(237)
Other non-cash adjustments to net income	(320)	513
Changes in operating assets:
Accounts receivable	1,353	(5,321)
Prepaid expenses and other current assets	(4,779)	(1,773)
Other assets	156	6,642
Changes in operating liabilities:
Accounts payable	1,807	(1,725)
Accrued expenses and other current liabilities	(5,899)	(534)
Acquisition escrow obligations	—	(1,009)
Deferred revenue	3,833	4,093
Operating lease liabilities	(906)	(1,212)
Other long-term liabilities	(102)	(2,677)
Contingent consideration paid in excess of original estimates	(60)	(1,918)
Net cash provided by operating activities	11,495	14,405

Cash flows from investing activities:
Expenditures for property and equipment	(471)	(699)
Proceeds from sale of property and equipment	1,463	618
Expenditures for capitalized software	(2,410)	(3,100)
Purchases of merchant portfolios and residual buyouts	—	(2,883)
Acquisitions of businesses, net of cash and restricted cash acquired	—	(1,100)
Payments for other investing activities	—	(11)
Proceeds from other investing activities	—	4
Net cash used in investing activities	(1,418)	(7,171)
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Three months ended December 31,
	2024	2023
Cash flows from financing activities:
Proceeds from revolving credit facility	1,743	64,694
Payments on revolving credit facility	(1,743)	(71,661)
Proceeds from sale of exchangeable senior note hedges	—	250
Payments for repurchases of warrants	—	(119)
Payments for repurchases of Class A common stock	(11,190)	—
Net proceeds from (payments for) settlement obligations(1)	573	(1,355)
Payments for required distributions to members for tax obligations	—	(155)
Proceeds from stock option exercises	150	—
Payments for employee's tax withholdings from net settled stock option exercises and RSU releases	—	(204)
Net cash used in financing activities	(10,467)	(8,550)

Net decrease in cash, cash equivalents and restricted cash	(390)	(1,316)
Cash, cash equivalents and restricted cash at beginning of period	89,597	12,400
Cash, cash equivalents and restricted cash at end of period	$89,207	$11,084

Supplemental disclosure of cash flow information:
Cash paid for interest	$59	$6,189
Cash paid for income taxes	$50	$388
_________________________________________
1.Refer to Note 3 for discussion of the change in the prior period presentation.
The following tables provide reconciliations of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to that shown in the condensed consolidated statements of cash flows:

	September 30,
	2024	2023
Beginning balance
Cash and cash equivalents	$86,541	$3,112
Settlement assets	632	4,873
Restricted cash	2,424	4,415
Total cash, cash equivalents, and restricted cash	$89,597	$12,400

	December 31,
	2024	2023
Ending balance
Cash and cash equivalents	$85,552	$4,159
Settlement assets	1,205	3,518
Restricted cash	2,450	3,407
Total cash, cash equivalents, and restricted cash	$89,207	$11,084
See Notes to the Interim Condensed Consolidated Financial Statements

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

1. ORGANIZATION AND OPERATIONS
i3 Verticals, Inc. (the “Company”) was formed as a Delaware corporation on January 17, 2018. The Company was formed for the purpose of completing an initial public offering (“IPO”) of its Class A common stock and other related transactions in order to carry on the business of i3 Verticals, LLC and its subsidiaries. i3 Verticals, LLC was founded in 2012 and delivers software solutions seamlessly integrated with our proprietary payment facilitator platform to customers in strategic vertical markets. The Company’s headquarters are located in Nashville, Tennessee, with operations throughout the United States. Unless the context otherwise requires, references to “we,” “us,” “our,” “i3 Verticals” and the “Company” refer to i3 Verticals, Inc. and its subsidiaries, including i3 Verticals, LLC.
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
Aggregate costs incurred related to the Transactions during the year ended September 30, 2024 that were not considered incremental direct costs to transact the sale, were approximately $2,626 and were expensed as

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
incurred. These costs were primarily incurred during the second and third fiscal quarters of the year ended September 30, 2024 and include fees for third-party advisory, consulting, legal and professional services, as well as other items associated with the Transactions. The expenses are reflected within selling, general and administrative expenses within the Company's condensed consolidated statements of operations.
The financial results of the Merchant Services Business are presented as income from discontinued operations, net of income taxes on the Company’s consolidated statements of operations. The following table presents financial results of Merchant Services Business for the three months ended December 31, 2024 and 2023:

	Three months ended December 31,
	2024	2023

Revenue	$—	$36,936

Operating expenses
Other costs of services	—	16,309
Selling, general and administrative	—	10,895
Depreciation and amortization	—	2,685
Total operating expenses	—	29,889

Income from operations	—	7,047

Other expenses
Interest expense, net	—	20
Other expense	253	—
Total other expenses	253	20

(Loss) income before income taxes from discontinued operations	(253)	7,027

(Benefit from) provision for income taxes	(39)	1,276

Net (loss) income from discontinued operations	(214)	5,751

Net (loss) income from discontinued operations attributed to non-controlling interest	(76)	1,768
Net (loss) income from discontinued operations attributable to i3 Verticals, Inc.	$(138)	$3,983

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Company has elected to not separately disclose discontinued operations on its condensed consolidated statement of cash flows. The Company had no significant cash flow activity pertaining to discontinued operations in the three months ended December 31, 2024. The following table presents cash flows from discontinued operations for major captions on the condensed consolidated financial statements:

Three months ended December 31, 2023
Depreciation and amortization	$2,685
Equity-based compensation	$1,150
Amortization of capitalized customer acquisition costs	$211
Non-cash lease expense	$261
Expenditures for property and equipment	$(189)
Expenditures for capitalized software	$(160)
Purchases of merchant portfolios and residual buyouts	$(2,883)
The following table presents significant non-cash investing and financing activities for major captions on the consolidated financial statements:

Three months ended December 31, 2023
Consideration accrued for December 2023 residual buyout	$476

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the reporting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the unaudited condensed consolidated financial statements of the Company and its subsidiaries as of December 31, 2024 and for the three months ended December 31, 2024 and 2023. The results of operations for the three months ended December 31, 2024 and 2023 are not necessarily indicative of the operating results for the full year.
As permitted by the rules and regulations of the SEC, certain information and disclosures otherwise included in the notes to the consolidated financial statements have been condensed or omitted from the summary of significant accounting policies. The Company believes the disclosures are adequate to make the information presented not misleading. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the Company's consolidated financial statements and related footnotes for the years ended September 30, 2024 and 2023, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024 filed with the SEC on November 25, 2024.
Principles of Consolidation
These interim condensed consolidated financial statements include the accounts of the Company and its subsidiary companies. All intercompany accounts and transactions have been eliminated in consolidation.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Restricted Cash
Restricted cash represents funds held in escrow related to acquisitions or held-on-deposit with the processing bank pursuant to agreements to cover potential merchant losses. It is presented as long-term assets on the accompanying condensed consolidated balance sheets since the related agreements extend beyond the next twelve months. Following the adoption of Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230), the Company includes restricted cash along with the cash and cash equivalents balance for presentation in the consolidated statements of cash flows.
Settlement Assets and Obligations
Settlement assets and obligations result when funds are temporarily held or owed by the Company on behalf of merchants, consumers, schools, and other institutions. Timing differences, interchange expenses, merchant reserves and exceptional items cause differences between the amount received from the card networks and the amount funded to counterparties. These balances arising in the settlement process are reflected as settlement assets and obligations on the accompanying consolidated balance sheets. With the exception of merchant reserves, settlement assets or settlement obligations are generally collected and paid within one to four days. Settlement assets and settlement obligations were $1,205 as of December 31, 2024 and $632 as of September 30, 2024, respectively.
Reclassifications
Certain prior period amounts have been reclassified in order to conform with the current period presentation. These reclassifications have no impact on the Company’s previously reported consolidated net income (loss).
Discontinued operations
The results of operations for the Company's Merchant Services Business have been reclassified as discontinued operations for all periods presented in the condensed consolidated statements of operations. Refer to Note 2 for additional information.
Change in presentation of certain costs to other costs of services
Following the disposal of the Company's Merchant Services Business in the fourth quarter of fiscal year 2024, the Company’s core business is providing software solutions for key verticals. Given the change in the Company's business model, the Company has reclassified certain expenses to better align with the primary industry in which it now operates. During the first quarter of fiscal year 2025, the Company revised its presentation of certain expenses in the Condensed Consolidated Statements of Operations from selling, general and administrative expenses to other costs of services. The Company reclassified personnel costs related to installation of the Company's software, conversion of client data, training client personnel, customer support activities and various other services provided directly to customers from selling, general and administrative to other costs of services. The Company also reclassified certain hosting and related software costs for directly supporting the Company's customers from selling, general and administrative to other costs of services.
Comparative amounts have been reclassified to conform to the current period presentation. This change has no impact on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Cash Flows or Condensed Consolidated Statement of Changes in Equity.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
This change has no impact on the total operating expenses or earnings per share as illustrated below. The following tables present the effects of the change in presentation within the Condensed Consolidated Statements of Operations:

	For the Three Months Ended December 31, 2023
	As Previously Reported(1)	Adjustment	As Adjusted
Operating expenses
Other costs of services	4,115	15,462	19,577
Selling, general and administrative	42,637	(15,462)	27,175
__________________________
1.This column is presented after giving effect to discontinued operations of the Merchant Services Business as discussed in Note 2.
Change in presentation of cash flows associated with "Settlement obligations"
During the second quarter of 2024, the Company changed its presentation of cash flows associated with "Settlement obligations" from operating activities to financing actives within the Condensed Consolidated Statements of Cash Flows. Comparative amounts have been reclassified to conform to the current period presentation. This change has no impact on the Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Operations or Condensed Consolidated Statement of Changes in Equity.
The following tables present the effects of the change in presentation within the Condensed Consolidated Statements of Cash Flows:

	For the Three Months Ended December 31, 2023
	As Previously Reported	Adjustment	As Adjusted
Cash flows from operating activities:
Settlement obligations	(1,355)	1,355	—
Net cash provided by operating activities	13,050	1,355	14,405

Cash flows from financing activities:
Net payments for settlement obligations	—	(1,355)	(1,355)
Net cash used in financing activities	(7,195)	(1,355)	(8,550)
Inventories
Inventories consist of point-of-sale equipment to be sold to customers and are stated at the lower of cost, determined on a weighted average or specific basis, or net realizable value. Inventories were $2,458 and $2,423 at December 31, 2024 and September 30, 2024, respectively, and are included within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
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
Leases
Leases are recorded in accordance with ASC 842, Leases ("ASC 842). The Company elected the accounting policy practical expedients for all classes of underlying assets to (i) combine associated lease and non-lease components in a lease arrangement as a combined lease component and (ii) exclude recording short-term leases as right-of-use assets on the condensed consolidated balance sheets.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Company's revenue from continuing operations for the three months ended December 31, 2024 and 2023 is derived from the following sources:
•Software and related services — Includes software as a service ("SaaS"), transaction-based fees, ongoing software maintenance and support, software licenses and other professional services related to our software offerings
•Proprietary payments — Includes volume-based payment processing fees (“discount fees”) and other related fixed transaction or service fees
•Other — Includes sales of equipment, non-software related professional services and other revenues
Revenues from the Company’s software are recognized when the related performance obligations are satisfied. Sales of software licenses are categorized into one of two categories of intellectual property in accordance with ASC 606, functional or symbolic. The key distinction is whether the license represents a right to use (functional) or a right to access (symbolic) intellectual property. The Company generates sales of one-time software licenses, which is functional intellectual property. Revenue from functional intellectual property is recognized at a point in time, when control of the software license transfers to the customer. The Company also generates revenue from maintenance services related to these software licenses, which is recognized over the term of the agreement. The Company also offers access to its software under software-as-a-service (“SaaS”) arrangements, which represent services arrangements, and under which customers do not have the right to take possession of the software. Revenue from SaaS arrangements is recognized over time, over the term of the agreement. Contracts with professional services, such as training or installation, are evaluated to determine if the customer can benefit from these services independently, whether they can be provided by other available resources, or whether they are separately identifiable from other contract promises.
Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed or a specified per transaction amount, depending on the card type. The Company frequently enters into agreements with customers under which the customer engages the Company to provide both payment authorization services and transaction settlement services for all of the cardholder transactions of the customer, regardless of which issuing bank and card network to which the transaction relates. The Company’s core performance obligations are to stand ready to provide continuous access to the Company’s payment authorization services and transaction settlement services in order to be able to process as many transactions as its customers require on a daily basis over the contract term. These services are stand ready obligations, as the nature of the promise is to stand ready to process an undetermined quantity of transactions. Under a stand-ready obligation, the Company’s performance obligation is defined by each time increment rather than by the underlying activities satisfied over time based on days elapsed. Because the service of standing ready is substantially the same each day and has the same pattern of transfer to the customer, the Company has determined that its stand-ready performance obligation comprises a series of distinct days of service. Discount fees are recognized each day based on the volume or transaction count at the time the merchants’ transactions are processed.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Company follows the requirements of ASC 606-10-55 Revenue from Contracts with Customers—Principal versus Agent Considerations, which states that the determination of whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement. The determination of gross versus net recognition of revenue requires judgment that depends on whether the Company controls the good or service before it is transferred to the merchant or whether the Company is acting as an agent of a third party. The assessment is provided separately for each performance obligation identified. Under its agreements, the Company incurs interchange and network pass-through charges from the third-party card issuers and card networks, respectively, related to the provision of payment authorization services. The Company has determined that it is acting as an agent with respect to these payment authorization services, based on the following factors: (1) the Company has no discretion over which card issuing bank will be used to process a transaction and is unable to direct the activity of the merchant to another card issuing bank, and (2) interchange and card network rates are pre-established by the card issuers or card networks, and the Company has no latitude in determining these fees. Therefore, revenue allocated to the payment authorization performance obligation is presented net of interchange and card network fees paid to the card issuing bank and card network, respectively, for the three months ended December 31, 2024 and 2023.
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
The tables below present a disaggregation of the Company's revenue from contracts with customers for continuing operations by product by segment. The Company's products are defined as follows:
•Software and related services — Includes SaaS, transaction-based fees, ongoing software maintenance and support, software licenses and other professional services related to our software offerings;
•Proprietary payments — Includes discount fees and other related fixed transaction or service fees; and
•Other — Includes sales of equipment, non-software related professional services and other revenues.

	For the Three Months Ended December 31, 2024
	Public Sector	Healthcare	Other	Total
Software and related services revenue	$33,203	$12,738	$(266)	$45,675
Proprietary payments revenue	13,435	75	1	13,511
Other revenue	2,147	358	—	2,505
Total revenue	$48,785	$13,171	$(265)	$61,691

	For the Three Months Ended December 31, 2023
	Public Sector	Healthcare	Other	Total
Software and related services revenue	$28,983	$11,135	$(15)	$40,103
Proprietary payments revenue	12,630	56	(9)	12,677
Other revenue	1,885	389	—	2,274
Total revenue	$43,498	$11,580	$(24)	$55,054
The tables below present a disaggregation of the Company's revenue from contracts with customers from continuing operations by timing of transfer of goods or services by segment. The Company's revenue included in each category are defined as follows:
•Revenue earned over time — Includes SaaS, professional services, ongoing support, discount fees or other stand-ready obligations; and
•Revenue earned at a point in time — Includes software licenses sold as functional intellectual property, equipment, or point in time service fees that are not stand-ready obligations.

	For the Three Months Ended December 31, 2024
	Public Sector	Healthcare	Other	Total
Revenue earned over time	$45,665	$11,468	$(266)	$56,867
Revenue earned at a point in time	3,120	1,703	1	4,824
Total revenue	$48,785	$13,171	$(265)	$61,691

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

	For the Three Months Ended December 31, 2023
	Public Sector	Healthcare	Other	Total
Revenue earned over time	$41,405	$11,440	$(15)	$52,830
Revenue earned at a point in time	2,093	140	(9)	2,224
Total revenue	$43,498	$11,580	$(24)	$55,054
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
As of December 31, 2024 and September 30, 2024, the Company’s contract assets from contracts with customers was $8,723 and $8,680, respectively.
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
The following tables present the changes in deferred revenue as of and for the three months ended December 31, 2024 and 2023, respectively:

Balance at September 30, 2024	$39,824
Deferral of revenue	17,264
Recognition of unearned revenue	(14,150)
Balance at December 31, 2024	$42,938

Balance at September 30, 2023	$32,985
Deferral of revenue	19,156
Recognition of unearned revenue	(14,681)
Balance at December 31, 2023	$37,460
Costs to Obtain and Fulfill a Contract
The Company capitalizes incremental costs to obtain new contracts and contract renewals and amortizes these costs on a straight-line basis as an expense over the benefit period, which is generally the expected customer life, unless a commensurate payment is not expected at renewal. As of December 31, 2024 and September 30, 2024, the Company had $936 and $857, respectively, of capitalized contract costs, which relates to commissions paid to employees and agents as well as other incentives given to customers to obtain new sales,

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
included within “Other assets" on the condensed consolidated balance sheets. The Company recorded expense from continuing operations related to these costs of $31 for the three months ended December 31, 2024 and $18 for the three months ended December 31, 2023.
The Company expenses sales commissions as incurred for the Company's sales commission plans that are paid on recurring monthly revenues, portfolios of existing customers, or have a substantive stay requirement prior to payment.
Other Cost of Services
Other costs of services include costs directly related to the Company's software and related services. Additionally, other costs of services include costs directly attributable to payment processing services such as processing and bank sponsorship. Losses resulting from chargebacks against a customer are included in other cost of services. Residual payments to the Company's distribution partners and the cost of equipment sold is also included in cost of services. Amortization arising from capitalized software development is not included in other cost of services. Other costs of services are recognized at the time the related revenue is recognized. Following the disposal of the Company's Merchant Services Business in the fourth quarter of fiscal year 2024, the Company’s core business is providing software solutions for key verticals. Given the change in the Company's business model, the Company has reclassified certain expenses to better align with the primary industry in which it now operates. During the first quarter of fiscal year 2025, the Company revised its presentation of certain expenses in the Condensed Consolidated Statements of Operations from selling, general and administrative expenses to other costs of services. The Company reclassified personnel costs related to installation of the Company's software, conversion of client data, training client personnel, customer support activities and various other services provided directly to customers from selling, general and administrative to other costs of services. The Company also reclassified certain hosting and related software costs for directly supporting the Company's customers from selling, general and administrative to other costs of services. Refer to Note 3 for discussion of the change in the current and prior period presentation.
The Company accounts for all governmental taxes associated with revenue transactions on a net basis.
Use of Estimates
The preparation of condensed consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, the value of purchase consideration paid and identifiable assets acquired and assumed in acquisitions, goodwill and intangible asset impairment review, determination of performance obligations for revenue recognition, loss reserves, assumptions used in the calculation of equity-based compensation and in the calculation of income taxes, and certain tax assets and liabilities as well as the related valuation allowances. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.
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

4. ACQUISITIONS
During the three months ended December 31, 2024, the Company did not acquire any businesses. During the year ended September 30, 2024, the Company acquired the following businesses:
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
Acquisition-related costs for this acquisition amounted to approximately $294 and were included in selling, general and administrative on our consolidated statement of operations and were expensed as incurred.
Certain provisions in the purchase agreement provides for additional consideration of up to $22,000, in the aggregate, to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreement, through no later than July 2027. The Company determined the acquisition date fair value of the liability for the contingent consideration using a Monte Carlo simulation as well as a discounted cash flow analysis. In each subsequent reporting period, the Company will reassess its current estimates of performance relative to the targets and adjust the contingent liabilities to their fair values through earnings. See additional disclosures in Note 12.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Summary of inLumon
The preliminary fair values assigned to certain assets and liabilities assumed, as of the acquisition date, were as follows:

Accounts receivable	$3,060
Property and equipment	20
Capitalized software	3,000
Customer relationships	11,800
Trade name	100
Goodwill	11,486
Total assets acquired	29,466

Accrued expenses and other current liabilities	1,692
Deferred revenue, current	297
Net assets acquired	$27,477
Other Business Combinations during the year ended September 30, 2024
During the three months ended December 31, 2023, the Company completed the acquisition of substantially all of the assets of a business to expand the Company’s software offerings within the Public Sector segment. Total purchase consideration was $1,270, including$1,100 in cash consideration, funded by proceeds from the Company's revolving credit facility, and $170 of contingent consideration.
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
Acquisition-related costs for this acquisition amounted to approximately $8 and were expensed as incurred.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
A summary of the Company's prepaid expenses and other current assets as of December 31, 2024 and September 30, 2024 is as follows:

	December 31,	September 30,
	2024	2024
Inventory	$2,458	$2,423
Prepaid licenses	6,582	5,148
Prepaid insurance	2,512	129
Notes receivable — current portion	195	195
Other current assets	3,259	2,337
Prepaid expenses and other current assets	$15,006	$10,232

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
6. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill are as follows:

	Public Sector	Healthcare	Other	Total
Balance at September 30, 2024	$233,850	$46,828	$—	$280,678
Goodwill attributable to preliminary purchase price adjustments during the three months ended December 31, 2024	—	—	—	—
Balance at December 31, 2024	$233,850	$46,828	$—	$280,678
Intangible assets consisted of the following as of December 31, 2024:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Customer relationships	$199,720	$(41,816)	$157,904	9 to 25 years – accelerated or straight-line
Trade names	4,741	(3,233)	1,508	2 to 5 years – straight-line
Non-compete agreements and other intangible assets	359	(215)	144	3 to 8 years – straight-line
Total finite-lived intangible assets	204,820	(45,264)	159,556

Indefinite-lived intangible assets:
Trademarks	18	—	18
Total identifiable intangible assets(1)	$204,838	$(45,264)	$159,574
Amortization expense from continuing operations for intangible assets amounted to $3,243 for the three months ended December 31, 2024, and $3,146 and for the three months ended December 31, 2023.
Based on net carrying amounts at December 31, 2024, the Company's estimate of future amortization expense for continuing operations for intangible assets are presented in the table below for fiscal years ending September 30:

2025 (nine months remaining)	$9,720
2026	12,528
2027	12,069
2028	11,906
2029	11,879
Thereafter	101,454
$159,556

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
7. ACCRUED EXPENSES AND OTHER LIABILITIES
A summary of the Company's accrued expenses and other current liabilities as of December 31, 2024 and September 30, 2024 is as follows is as follows:

	December 31,	September 30,
	2024	2024
Accrued wages, bonuses, commissions and vacation	$7,362	$5,737
Accrued interest	384	43
Accrued contingent consideration — current portion	339	716
Escrow liabilities	2,200	2,174
Accrued tax distributions	22,185	24,276
Accrued income tax expense	31,670	30,520
Tax receivable agreement liability — current portion	9,897	9,850
Customer deposits	995	634
Employee health self-insurance liability	1,021	917
Accrued Hyland expenses	653	1,165
Accrued interchange	2,492	1,946
Other accrued liabilities related to the Sale of the Merchant Services Business	188	7,887
Accrued liabilities owed to sellers	228	355
Other accrued expenses	3,383	3,752
Accrued expenses and other current liabilities	$82,997	$89,972
A summary of the Company's long-term liabilities as of December 31, 2024 and September 30, 2024 is as follows:

	December 31,	September 30,
	2024	2024
Accrued contingent consideration — long-term portion	$3,330	$1,636
Deferred tax liability — long-term	10,627	11,402
Other long-term liabilities	2,958	1,883
Total other long-term liabilities	$16,915	$14,921

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
8. LONG-TERM DEBT, NET
A summary of long-term debt, net as of December 31, 2024 and September 30, 2024 is as follows:

		December 31,	September 30,
	Maturity	2024	2024
Revolving lines of credit to banks under the 2023 Senior Secured Credit Facility	May 8, 2028	$—	$—
1% Exchangeable Senior Notes due 2025	February 15, 2025	26,223	26,223
Total long-term debt		26,223	26,223
Less current portion of long-term debt		(26,223)	(26,223)
Long-term debt, net of current portion		$—	$—
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
The Exchangeable Notes bear interest at a fixed rate of 1.00% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. In accordance with the terms of the Indenture, as of August 15, 2024, the Exchangeable Notes became exchangeable at the option of the holders at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The Exchangeable Notes will mature on February 15, 2025, unless exchanged or repurchased at an earlier date.
For a discussion of the terms of the Exchangeable Notes, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
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
As of December 31, 2024, the aggregate principal amount outstanding of the Exchangeable Notes was $26,223. The estimated fair value of the Exchangeable Notes was $26,053 as of December 31, 2024. The

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
estimated fair value of the Exchangeable Notes was determined through consideration of quoted market prices for similar instruments. The fair value is classified as Level 2, as defined in Note 12.
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
The 2023 Senior Secured Credit Facility provides that the Borrower has the right to seek additional commitments to provide additional term loan facilities or additional revolving credit commitments in an aggregate principal amount up to, as of any date of determination, the sum of (i) the greater of $100,000 and 100% of the Borrower’s consolidated EBITDA (as defined in the 2023 Senior Secured Credit Facility) for the most recently completed four quarter period, plus (ii) the amount of certain prepayments of certain indebtedness, so long as, among other things, after giving pro forma effect to the incurrence of such additional borrowings and any related transactions, the Borrower’s consolidated interest coverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not be less than 3.0 to 1.0 and the Borrower’s consolidated total net leverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not exceed 5.0 to 1.0. As of December 31, 2024, the Borrower's consolidated interest coverage ratio was 3.7x and total leverage ratio was 0.1x.
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
The Adjusted Term SOFR rate will be the rate of interest per annum equal to the Term SOFR rate (based upon an interest period of one, three or six months), plus 0.10%, plus an applicable margin of 2.00% to 3.00% (2.00% at December 31, 2024). The Adjusted Term SOFR rate shall not be less than 0% in any event.
The base rate is a fluctuating rate of interest per annum equal to the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%, plus an applicable margin of 1.00% to 2.00% (1.00% at December 31, 2024). The base rate shall not be less than 1% in any event.

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
In addition to paying interest on outstanding principal under the Revolver, the Borrower will be required to pay a commitment fee equal to the product of between 0.15% and 0.30% (the applicable percentage depending on the Borrower’s consolidated total net leverage ratio as reflected in the schedule above, 0.15% at December 31, 2024) times the actual daily amount by which $450,000 exceeds the total amount outstanding under the Revolver and available to be drawn under all outstanding letters of credit.
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
Debt issuance costs
The Company did not incur any debt issuance costs during the three months ended December 31, 2024 and 2023. The Company's debt issuance costs are being amortized over the related term of the debt using the straight-line method, which is not materially different than the effective interest rate method, and are presented within other assets in the condensed consolidated balance sheets. The amortization of deferred debt issuance costs is included in interest expense and amounted to approximately $280 during the three months ended December 31, 2024 and $414 during the three months ended December 31, 2023.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
9. STOCKHOLDERS' EQUITY
Share Repurchase Program
On August 8, 2024, the Company entered into a share repurchase program for the Company's Class A common stock, under which the Company is authorized to repurchase up to $50,000 of outstanding shares of our Class A common stock (exclusive of fees, commissions or other expenses related to such repurchases) (the "Share Repurchase Program"). The Share Repurchase Program will terminate on the earlier of August 8, 2025, or when the maximum dollar amount under the Share Repurchase Program has been expended. Pursuant to the Share Repurchase Program, the Company is authorized to make repurchases of our Class A Common Stock in the open market, through privately negotiated transactions, or otherwise, including under Rule 10b5-1 plans.
During the three months ended December 31, 2024 the Company repurchased 496,785 shares of Class A Common Stock under the Share Repurchase Program at an average price of $22.49 per share for a total cost of $11,190. The repurchased shares were cancelled and retired, resulting in a permanent reduction in both the number of shares outstanding and the Company's total stockholders' equity.
When the Company repurchases shares of Common Stock, the amount paid to repurchase the shares in excess of the par or stated value is allocated to additional paid-in-capital unless subject to limitation or the balance in additional paid-in-capital is exhausted. Remaining amounts are recognized as a reduction in retained earnings.
As of December 31, 2024 the remaining total available authorization was under the Share Repurchase Program was $38,825.

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
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. When the estimate of the annual effective tax rate is unreliable, the Company records its income tax expense or benefit based up on a period to date effective tax rate. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the Company’s estimated tax rate changes, it makes a cumulative adjustment in that period. The Company’s provision for income taxes for continuing operations was a provision of $523 for the three months ended December 31, 2024 and a benefit of $1,094 during the three months ended December 31, 2023.
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
During the three months ended December 31, 2024, the Company acquired an aggregate of 17,577 Common Units in i3 Verticals, LLC in connection with the redemption of Common Units from the Continuing Equity Owners. which resulted in an increase in the tax basis of our investment in i3 Verticals, LLC subject to the provisions of the Tax Receivable Agreement. As a result of the exchange, during the three months ended December 31, 2024, the Company recognized an increase to its net deferred tax assets in the amount of $96, and corresponding Tax Receivable Agreement liabilities of $82, representing 85% of the tax benefits due to Continuing Equity Owners.
The deferred tax asset and corresponding Tax Receivable Agreement liability balances were $34,560 and $39,223, respectively, as of December 31, 2024.
Payments to the Continuing Equity Owners related to exchanges through December 31, 2024 will range from $0 to $9,897 per year and are expected to be paid over the next 22 years. The amounts recorded as of December 31, 2024, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

11. LEASES
The Company’s leases consist primarily of real estate leases throughout the markets in which the Company operates. At contract inception, the Company determines whether an arrangement is or contains a lease, and for each identified lease, evaluates the classification as operating or financing. The Company had no finance leases as of December 31, 2024. Leased assets and obligations are recognized at the lease commencement date based on the present value of fixed lease payments to be made over the term of the lease. Renewal and termination options are factored into determination of the lease term only if the option is reasonably certain to be exercised. The weighted-average remaining lease term at December 31, 2024 and 2023 were both 2 years. The Company had no significant short-term leases during the three months ended December 31, 2024 and 2023.
The Company’s leases do not provide a readily determinable implicit interest rate and the Company uses its incremental borrowing rate to measure the lease liability and corresponding right-of-use asset. The incremental borrowing rates were determined based on a portfolio approach considering the Company’s current secured borrowing rate adjusted for market conditions and the length of the lease term. The weighted-average discount rate used in the measurement of our lease liabilities was 7.9% and 7.6% as of December 31, 2024 and 2023, respectively.
Operating lease cost is recognized on a straight-line basis over the lease term. Operating lease costs from continuing operations were $972 for the three months ended December 31, 2024 and $1,036 for the three months ended December 31, 2023, which are included in selling, general and administrative expenses in the condensed consolidated statements of operations.
Total operating lease costs from continuing operations include variable lease costs of approximately $26 for the three months ended December 31, 2024, and $10 for the three months ended December 31, 2023, which are primarily comprised of costs of maintenance and utilities and changes in rates, and are determined based on the

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
actual costs incurred during the period. Variable payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.
Short-term rent expense from continuing operations was $24 for the three months ended December 31, 2024, and $6 for the three months ended December 31, 2023, and are included in selling, general and administrative expenses in the condensed consolidated statements of operations.
As of December 31, 2024, maturities of lease liabilities for continuing operations are as follows:

Fiscal Years ending September 30:
2025 (nine months remaining)	$2,997
2026	3,366
2027	1,457
2028	680
2029	664
Thereafter	620
Total future minimum lease payments (undiscounted)(1)	9,784
Less: present value discount	(1,016)
Present value of lease liability	$8,768
__________________________
1.Total future minimum lease payments excludes payments of $59 for leases designated as short-term leases, which are excluded from the Company's right-of-use assets. These payments will be made within the next twelve months.

12. FAIR VALUE MEASUREMENTS
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
The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, settlement assets and obligations, accounts receivable, other assets, accounts payable, and accrued expenses, approximated their fair values as of December 31, 2024 and 2023, because of the relatively short maturity dates on these instruments. The carrying amount of debt approximates fair value as of December 31, 2024 and 2023, because interest rates on these instruments approximate market interest rates.

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

Accrued Contingent Consideration
Balance at September 30, 2024	$2,352
Contingent consideration accrued at time of business combination	—
Change in fair value of contingent consideration included in Operating expenses	1,377
Contingent consideration paid	(60)
Balance at December 31, 2024	$3,669

Accrued Contingent Consideration
Balance at September 30, 2023	$8,239
Contingent consideration accrued at time of business combination	170
Change in fair value of contingent consideration included in Operating expenses	(237)
Contingent consideration paid	(1,918)
Balance at December 31, 2023	$6,254
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
Approximately $339 and $716 of contingent consideration was recorded in accrued expenses and other current liabilities as of December 31, 2024 and September 30, 2024, respectively. Approximately $3,330 and $1,636 of contingent consideration was recorded in other long-term liabilities as of December 31, 2024 and September 30, 2024, respectively.
Disclosure of Fair Values
The Company's financial instruments that are not remeasured at fair value include the Exchangeable Notes (see Note 8). The Company estimates the fair value of the Exchangeable Notes through consideration of quoted market prices of similar instruments, classified as Level 2 as described above. The estimated fair value of the Exchangeable Notes was $26,053 as of December 31, 2024.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
13. EQUITY-BASED COMPENSATION
A summary of equity-based compensation expense for continuing operations recognized during the three months ended December 31, 2024 and 2023 is as follows:

	Three Months Ended December 31,
	2024	2023
Stock options	$2,416	$4,236
Restricted stock units	1,398	1,122
Equity-based compensation expense	$3,814	$5,358
In connection with the sale of the Merchant Services Business, $1,150 of the Company's equity-based compensation expense was classified as "net income from discontinued operations" in the accompanying condensed consolidated statements of operations during three months ended December 31, 2023.
Amounts are included in other costs of services and in selling, general and administrative expense on the condensed consolidated statements of operations. Current and deferred income tax benefits for continuing operations of $611 were recognized during the three months ended December 31, 2024, and $897 during the three months ended December 31, 2023.
Stock Options
In May 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) under which the Company may grant up to 3,500,000 stock options and other equity-based awards to employees, directors and officers. The number of shares of Class A common stock available for issuance under the 2018 Plan includes an annual increase on the first day of each calendar year equal to 4.0% of the outstanding shares of all classes of the Company's common stock as of the last day of the immediately preceding calendar year, unless the Company’s board of directors determines prior to the last trading day of December of the immediately preceding calendar year that the increase shall be less than 4.0%. As of December 31, 2024, equity awards with respect to 2,314,177 shares of the Company's Class A common stock were available for grant under the 2018 Plan.
In September 2020, the Company adopted the 2020 Acquisition Equity Incentive Plan (the “2020 Inducement Plan”) under which the Company may grant up to 1,500,000 stock options and other equity-based awards to individuals that were not previously employees of the Company or its subsidiaries in connection with acquisitions, as a material inducement to the individual's entry into employment with the Company or its subsidiaries within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. In May 2021, the Company amended the 2020 Inducement Plan to increase the number of shares of the Company's Class A common stock available for issuance from 1,500,000 to 3,000,000 shares. As of December 31, 2024, equity awards with respect to 1,408,363 shares of the Company's Class A common stock were available for grant under the 2020 Inducement Plan.
Share-based compensation expense includes the estimated effects of forfeitures, which will be adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
A summary of stock option activity for the three months ended December 31, 2024 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at September 30, 2024	9,120,944	$24.48
Granted	50,000	24.11
Exercised	(98,972)	19.32
Forfeited	(26,631)	30.76
Outstanding at December 31, 2024	9,045,341	$24.52

Exercisable at December 31, 2024	7,144,049	$25.19
The weighted-average grant date fair value of stock options granted during the three months ended December 31, 2024 was $13.07.
As of December 31, 2024, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $13,706, which is expected to be recognized over a weighted-average period of 2.6 years. The Company's policy is to account for forfeitures of stock-based compensation awards as they occur.
The total fair value of stock options that vested during the three months ended December 31, 2024 was $3,209.
Restricted Stock Units
The Company has issued Class A common stock in the form of restricted stock units ("RSUs") under the 2018 Plan.
A summary of activity related to restricted stock units for the three months ended December 31, 2024 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2024	771,214	$22.71
Granted	419,717	24.11
Vested	(15,220)	21.91
Forfeited	(5,000)	21.41
Outstanding at December 31, 2024	1,170,711	$23.18
As of December 31, 2024, total unrecognized compensation expense related to unvested RSUs, including an estimate for pre-vesting forfeitures, was $16,862, which is expected to be recognized over a weighted average period of 3.1 years.
The total fair value of RSUs that vested during the three months ended December 31, 2024 was $408.

14. COMMITMENTS AND CONTINGENCIES
Leases
The Company utilizes office space and equipment under operating leases. Rent expense from continuing operations under these leases amounted to $996 during the three months ended December 31, 2024, and $1,042

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
during the three months ended December 31, 2023. Refer to Note 11 for further discussion and a table of the future minimum payments under these leases.
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
All Defendants have filed pleading-stage motions to dismiss, some of which were granted. The Court allowed plaintiffs to re-plead certain claims and has severed the claims brought by the Division of Administration from the claims brought by the parish Sheriffs and Districts. The Division of Administration chose not to re-plead their claims, which leaves some of their claims now dismissed with prejudice. The Sheriffs re-plead their claims, and certain Defendants have filed renewed pleading-stage motions to dismiss, which remain pending.
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

15. RELATED PARTY TRANSACTIONS
In connection with the Company’s IPO, the Company and i3 Verticals, LLC entered into a Tax Receivable Agreement with the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that it actually realizes, or in some circumstances, is deemed to realize in its tax reporting, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of Common Units of i3 Verticals, LLC for Class A common stock of i3 Verticals, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. See Note 10 for further information. As of December 31, 2024, the total amount due under the Tax Receivable Agreement was $39,223.
See Note 20 for information regarding certain recapitalization actions involving the Continuing Equity Owners that the Company and i3 Verticals, LLC effected subsequent to December 31, 2024 in order to reduce excess cash held at the Company as a result of its “Up-C” structure.

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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Company primarily uses adjusted EBITDA margin to measure operating performance and for purposes of making decisions about allocating resources to the Company's business segments. The following is a summary of reportable segment operating performance for continuing operations for the three months ended December 31, 2024 and 2023.

	As of and for the Three Months Ended December 31,
	2024	2023
Public Sector adjusted EBITDA margin(1)	39%	40%
Healthcare adjusted EBITDA margin(1)	28%	24%

Public Sector revenue	$48,785	$43,498
Healthcare revenue	13,171	11,580
Other revenue	(265)	(24)
Total revenue	$61,691	$55,054

Public sector adjusted EBITDA	19,243	17,359
Healthcare adjusted EBITDA	3,748	2,794
Corporate, eliminations and other	(6,619)	(6,165)
Stock compensation expense	(3,814)	(5,358)
M&A-related expenses	(546)	(244)
Other taxes and one-time expenses	(252)	(84)
Depreciation and amortization	(7,684)	(7,054)
Change in fair value of contingent consideration	(1,377)	237
Income from operations	2,699	1,485

Other income
Interest expense	680	6,687
Other income	(1,826)	107
Total other income	(1,146)	6,794

Income before income taxes	$3,845	$(5,309)

Public Sector total assets	$482,659	$475,548
Healthcare total assets	94,904	94,903
Other total assets	148,666	67,683
Total assets	$726,229	$638,134

Public Sector goodwill	$233,850	$222,364
Healthcare goodwill	46,828	46,828
Total goodwill	$280,678	$269,192
n/m = not meaningful
____________________
1.Adjusted EBITDA Margin represents adjusted EBITDA as a percentage of revenue. The chief operating decision maker primarily uses adjusted EBITDA margin to measure operating performance and for purposes of making decisions about allocating resources to the Company's business segments.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Company has not disclosed expenditures on long-lived assets at a segment level as such expenditures are not reviewed by or provided to the chief operating decision maker at a segment level.

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
As of December 31, 2024 and 2023, respectively, i3 Verticals, Inc. owned 23,437,250 and 23,279,170 of i3 Verticals, LLC's Common Units, representing a 70.1% and 69.8% economic ownership interest in i3 Verticals, LLC.
The following table summarizes the impact on equity due to changes in the Company's ownership interest in i3 Verticals, LLC:

	Three Months Ended December 31,
	2024	2023
Net income attributable to non-controlling interest	$1,052	$438
Transfers (from) to non-controlling interests:
Redemption of common units in i3 Verticals, LLC	(237)	—
Allocation of equity (from) to non-controlling interests	(293)	2,450
Net transfers (from) to non-controlling interests	(530)	2,450
Change from net income attributable to non-controlling interests and net transfers to non-controlling interests	$522	$2,888
See Note 20 for information regarding certain recapitalization actions the Company and i3 Verticals, LLC effected subsequent to December 31, 2024 in order to reduce excess cash held at the Company as a result of its “Up-C” structure, which adjusted the Company’s and the Continuing Equity Holders’ respective ownership interests in i3 Verticals, LLC.

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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock from continuing operations for the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31,
	2024	2023
Basic net income (loss) per share:
Numerator
Net income (loss)	$3,322	$(4,215)
Less: Net income (loss) attributable to non-controlling interest	1,128	(1,330)
Net income (loss) attributable to Class A common stockholders	$2,194	$(2,885)
Denominator
Weighted average shares of Class A common stock outstanding	23,551,352	23,267,290
Basic net income (loss) per share(1)	$0.09	$(0.12)

Diluted net income per share:
Numerator
Net income attributable to Class A common stockholders	$2,194
Reallocation of net income assuming conversion of common units(2)	858
Net income attributable to Class A common stockholders - diluted	$3,052

Denominator
Weighted average shares of Class A common stock outstanding	23,551,352
Weighted average effect of dilutive securities(3)	10,505,844
Weighted average shares of Class A common stock outstanding - diluted	34,057,196
Diluted net income per share	$0.09
__________________________
1.For the three months ended December 31, 2023, all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net loss per share of Class A common stock for continuing operations:
a.10,093,394 weighted average shares of Class B common stock for the three months ended December 31, 2023, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive.
b.7,496,394 stock options for the three months ended December 31, 2023, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.467,777 shares for the three months ended December 31, 2023, resulting from estimated stock option exercises and restricted stock units vesting as calculated by the treasury stock method were excluded because of the effect of including them would have been anti-dilutive.
2.The reallocation of net income assuming conversion of common units represents the tax effected net income attributable to non-controlling interest using the effective income tax rates described in Note 10 above and assuming all common units of i3 Verticals, LLC were exchanged for Class A common stock at the beginning of the period. The common units of i3 Verticals, LLC held by the Continuing Equity Owners are potentially dilutive securities, and the computations of pro forma diluted net income per share assume that all common units of i3 Verticals, LLC were exchanged for shares of Class A common stock at the beginning of the period.
3.For the three months ended December 31, 2024, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net income per share of Class A common stock for continuing operations:
a.6,236,721 stock options for the three months ended December 31, 2024, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock from discontinued operations for the three months ended December 31, 2023:

	Three Months Ended December 31,
	2024	2023
Basic net (loss) income per share:
Numerator
Net (loss) income	$(214)	$5,751
Less: Net (loss) income attributable to non-controlling interest	(76)	1,768
Net (loss) income attributable to Class A common stockholders	$(138)	$3,983
Denominator
Weighted average shares of Class A common stock outstanding	23,551,352	23,267,290
Basic net (loss) income per share(1)	$(0.01)	$0.17

Diluted net income per share:
Numerator
Net income attributable to Class A common stockholders		$3,983
Reallocation of net income assuming conversion of common units(2)		1,336
Net income attributable to Class A common stockholders - diluted		$5,319

Denominator
Weighted average shares of Class A common stock outstanding		23,267,290
Weighted average effect of dilutive securities(3)		10,561,171
Weighted average shares of Class A common stock outstanding - diluted		33,828,461
Diluted net income per share		$0.16

__________________________
1.For the three months ended December 31, 2024, all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net loss per share of Class A common stock for discontinued operations:
a.10,026,180 weighted average shares of Class B common stock for the three months ended December 31, 2024, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive.
b.6,236,721 stock options for the three months ended December 31, 2024 were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive.
c.479,664 shares for the three months ended December 31, 2024, resulting from estimated stock option exercises and restricted stock units vesting as calculated by the treasury stock method were excluded because of the effect of including them would have been anti-dilutive.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
2.The reallocation of net income assuming conversion of common units represents the tax effected net income attributable to non-controlling interest using the effective income tax rates described in Note 10 above and assuming all common units of i3 Verticals, LLC were exchanged for Class A common stock at the beginning of the period. The common units of i3 Verticals, LLC held by the Continuing Equity Owners are potentially dilutive securities, and the computations of pro forma diluted net income per share assume that all common units of i3 Verticals, LLC were exchanged for shares of Class A common stock at the beginning of the period.
3.For the three months ended December 31, 2023, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net income per share of Class A common stock for discontinued operations:
a.7,496,394 stock options for the three months ended December 31, 2023 were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock from the consolidated operations for three months ended December 31, 2023:

	Three Months Ended December 31,
	2024	2023
Basic net income per share:
Numerator
Net income	$3,108	$1,536
Less: Net income attributable to non-controlling interest	1,052	438
Net income attributable to Class A common stockholders	$2,056	$1,098
Denominator
Weighted average shares of Class A common stock outstanding	23,551,352	23,267,290
Basic net income per share	$0.09	$0.05

Diluted net income per share:
Numerator
Net income attributable to Class A common stockholders	$2,056	$1,098
Reallocation of net income assuming conversion of common units(1)	800	331
Net income attributable to Class A common stockholders - diluted	$2,856	$1,429

Denominator
Weighted average shares of Class A common stock outstanding	23,551,352	23,267,290
Weighted average effect of dilutive securities(2)	10,505,844	10,561,171
Weighted average shares of Class A common stock outstanding - diluted	34,057,196	33,828,461
Diluted net income per share	$0.08	$0.04
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
2.For the three months ended December 31, 2024 and 2023, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net income per share of Class A common stock from consolidated operations:
a.6,236,721 and 7,496,394 stock options for the three months ended December 31, 2024 and 2023, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive.

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

19. SIGNIFICANT NON-CASH TRANSACTIONS
The Company engaged in the following significant non-cash investing and financing activities related to continuing operations during the three months ended December 31, 2024 and 2023:

	Three months ended December 31,
	2024	2023
Acquisition date fair value of contingent consideration in connection with business combinations	$—	$170
Right-of-use assets obtained in exchange for operating lease obligations	$288	$18

20. SUBSEQUENT EVENTS
On January 23, 2025, the Company and i3 Verticals, LLC effected certain recapitalization actions in order to reduce excess cash held at the Company as a result of its “Up-C” structure following a tax distribution received by the Company and the Continuing Equity Owners earlier in January 2025 (the “LLC Tax Distribution”) related to the taxable income associated with the gain on the sale of the Merchant Services Business completed in September 2024 that is anticipated to be recognized for 2024 federal income tax purposes by members of the Company. As a result of differences in the amount of net taxable income allocable to the Company and to the Continuing Equity Owners and the higher assumed tax rate of the Continuing Equity Owners than the tax rate of the Company, this LLC Tax Distribution resulted in the Company holding cash in excess of the Company’s tax liabilities, its obligation to make payments under its tax receivables agreement, and any other expected liabilities of the Company.
Accordingly, in order to make such cash held by the Company accessible in connection with our operations, on January 23, 2025, the Company contributed approximately $21,396 in cash (the “Capital Contribution”) held by the Company to i3 LLC in exchange for 896,763 newly-issued common units of i3 Verticals, LLC (“Common Units”) at a price per Common Unit of $23.86, such price being equal to the to the 50-day volume-weighted average price of the Company’s Class A common stock for the period ended January 22, 2025. Immediately following the Capital Contribution, the Common Units were recapitalized through a reverse unit split of the Common Units at a ratio of approximately 0.9631 to 1 (the “Reverse Unit Split”) which caused the number of Common Units held by the Company immediately following the Reverse Unit Split to equal to the number of

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Common Units held by the Company immediately prior to the Contribution, thereby maintaining a one-to-one ratio between the number of Common Units owned by the Company and the number of outstanding shares of Class A Common Stock. Upon the effectiveness of the Reverse Unit Split, 369,256 outstanding shares of Class B common stock of the Company were retired without consideration, thereby maintaining a one-to-one ratio between the number of Common Units owned by the Continuing Equity Owners after giving to the Reverse Unit Split and the number of outstanding shares of Class B Common Stock.
After giving effect to these recapitalization actions, as of January 23, 2025, the Company holds approximately 70.83% of the outstanding Common Units (an increase of approximately 0.78% compared to the Company’s ownership of approximately 70.05% of the outstanding Common Units immediately prior to giving effect to these recapitalization actions) and the Continuing Equity Owners hold approximately 29.17% of the outstanding Common Units (a decrease of approximately 0.78% compared to the Continuing Equity Owners’ ownership of approximately 29.95% of the outstanding Common Units immediately prior to giving effect to these recapitalization actions).

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2024 (“Form 10-K”), filed with the SEC on November 25, 2024. The terms “i3 Verticals,” “we,” “us” and “our” and similar references refer (1) before the completion of our IPO or the reorganization transactions entered into in connection therewith (the “Reorganization Transactions”), which are described in the notes to the condensed consolidated financial statements, to i3 Verticals, LLC and, where appropriate, its subsidiaries, and (2) after the Reorganization Transactions to i3 Verticals, Inc. and, where appropriate, its subsidiaries.
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
•exposure to economic conditions and political risks affecting consumer, commercial and government spending, including any decline in the use of credit cards;
•changes in the budgets or regulatory environments of our Public Sector customers, primarily local and state governments, that could negatively impact spending;
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
•risks related to laws, regulations, and industry standards;
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
Liquidity
At December 31, 2024, we had $85.6 million of cash and cash equivalents and $450.0 million of available capacity under our 2023 Senior Secured Credit Facility subject to our financial covenants. As of December 31, 2024, we were in compliance with these covenants with a consolidated interest coverage ratio and total leverage ratio 3.7x, and 0.1x, respectively. For additional information about our Exchangeable Notes and 2023 Senior Secured Credit Facility, see the section entitled “Liquidity and Capital Resources” below.
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
Acquisitions during the three months ended December 31, 2024
During the three months ended December 31, 2024, we did not complete any acquisitions.
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
Expenses
Other costs of services. Other costs of services include costs directly related to our software and related services. Additionally, other costs of services include costs directly attributable related to payment processing services such as processing and bank sponsorship. Losses resulting from chargebacks against a customer are included in other cost of services. Residual payments to our distribution partners and the cost of equipment sold is also included in cost of services. Amortization arising from capitalized software development is not included in other cost of services. Other costs of services are recognized at the time the related revenue is recognized. Following the disposal of our Merchant Services Business in the fourth quarter of fiscal year 2024, our core business is providing software solutions for key verticals. Given the change in our business model, we have reclassified certain expenses to better align with the primary industry in which we now operate. During the first quarter of fiscal year 2025, we revised our presentation of certain expenses in the Condensed Consolidated Statements of Operations from selling, general and administrative expenses to other costs of services. We reclassified personnel costs related to installation of our software, conversion of client data, training client personnel, customer support activities and various other services provided directly to customers from selling, general and administrative to other costs of services. We also reclassified certain hosting and related software costs for directly supporting our customers from selling, general and administrative to other costs of services. Refer to Note 3 for discussion of the change in the current and prior period presentation.
Selling, general and administrative. Selling, general and administrative expenses include certain salaries and other employment costs, professional services, internal technology expenses, rent and utilities and other operating costs. Salaries and other employment costs within selling, general and administrative include individuals associated with shared services, product development, sales and other functions. Following the disposal of our Merchant Services Business in the fourth quarter of fiscal year 2024, our core business is providing software solutions for key verticals. Given the change in our business model, we have reclassified certain expenses to better align with the primary industry in which we now operate. During the first quarter of fiscal year 2025, we revised our presentation of certain expenses in the Condensed Consolidated Statements of Operations from selling, general and administrative expenses to other costs of services. Refer to Note 3 for discussion of the change in the current and prior period presentation.
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
Interest (income) expense, net. Our interest expense consists of interest on our outstanding indebtedness under our 2023 Senior Secured Credit Facility, our Prior Senior Secured Credit Facility and Exchangeable Notes, and amortization of debt issuance costs. Interest income is generated from cash and cash equivalents held at financial institutions.

How We Assess Our Business
As a result of the sale of the Merchant Services Business, the historical results of the Merchant Services segment and a small portion of the historical Software and Services segment which had been included in the Merchant Services Business have been reflected as discontinued operations in our consolidated financial statements. After giving effect to these developments, the Company has two reportable segments, Public Sector and Healthcare, and an Other category.
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
For additional information on our segments, see Note 16 to our condensed consolidated financial statements.
Key Performance Indicators
We evaluate our performance through various metrics, including the following key performance indicators:
•Annualized recurring revenue ("ARR");
•Adjusted EBITDA margin

ARR is the annualized revenue derived from software-as-a-service (“SaaS”) arrangements, transaction-based software-revenue, software maintenance, recurring software-based services, payments revenue and other recurring revenue sources within the quarter. This excludes contracts that are not recurring or are one-time in nature. We focus on ARR because it helps us to assess the health and trajectory of our business. ARR does not have a standardized definition and is therefore unlikely to be comparable to similarly titled measures presented by other companies. It should be reviewed independently of revenue and it is not a forecast. Additionally, ARR does not take into account seasonality. The active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers. ARR from continuing operations for the three months ended December 31, 2024 and 2023 was $193.3 million and $179.6 million, respectively, representing a period-to-period growth rate of 8%.
Adjusted EBITDA margin is used by the Company to measure operating performance and for purposes of making decisions about allocating resources to our business segments. Adjusted EBITDA margin for any particular period is adjusted EBITDA as a percentage of revenue for such period. Adjusted EBITDA is calculated as earnings adjusted to exclude interest, tax, depreciation, amortization, stock-compensation expense, non-cash changes in the fair value of contingent consideration, M&A-related expenses, and certain other adjustments that management believes are not reflective of our underlying operations. Adjusted EBITDA and Adjusted EBITDA margin are presented at a segment level in our financial statement footnotes in accordance with ASC 280 – “Segment Reporting.” Adjusted EBITDA margin for our public sector segment was 39% and 40% for the three months ended December 31, 2024 and 2023, respectively. Further, Adjusted EBITDA margin for our healthcare segment was 28% and 24% for the three months ended December 31, 2024 and 2023, respectively. For additional information regarding Adjusted EBITDA and Adjusted EBITDA margin, see Note 16. Adjusted EBITDA and Adjusted EBITDA margin, when presented on a consolidated basis in our other public disclosures, are non-GAAP financial measures.

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
Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023
The following table presents our historical results of operations for the periods indicated:

	Three Months Ended December 31,		Change
(in thousands)	2024	2023	Amount	%

Revenue	$61,691	$55,054	$6,637	12.1%

Operating expenses
Other costs of services (excluding depreciation and amortization)(1)	21,031	19,577	1,454	7.4%
Selling, general and administrative(1)	28,900	27,175	1,725	6.3%
Depreciation and amortization	7,684	7,054	630	8.9%
Change in fair value of contingent consideration	1,377	(237)	1,614	n/m
Total operating expenses	58,992	53,569	5,423	10.1%

Income from operations	2,699	1,485	1,214	81.8%

Other (income) expenses
Interest expense	680	6,687	(6,007)	(89.8)%
Other (income) expense	(1,826)	107	(1,933)	n/m
Total other (income) expenses	(1,146)	6,794	(7,940)	n/m

Income (loss) before income taxes	3,845	(5,309)	9,154	n/m

Provision for (benefit from) income taxes	523	(1,094)	1,617	n/m

Net income (loss) from continuing operations	3,322	(4,215)	7,537	n/m
Net (loss) income from discontinued operations, net of income taxes	(214)	5,751	(5,965)	n/m
Net income	3,108	1,536	1,572	102.3%

Net income (loss) from continuing operations attributable to non-controlling interest	1,128	(1,330)	2,458	n/m
Net (loss) income from discontinued operations attributable to non-controlling interest	(76)	1,768	(1,844)	n/m
Net income attributable to non-controlling interest	1,052	438	614	140.2%

Net income (loss) from continuing operations attributable to i3 Verticals, Inc.	2,194	(2,885)	5,079	n/m
Net (loss) income from discontinued operations attributable to i3 Verticals, Inc.	(138)	3,983	(4,121)	n/m
Net income attributable to i3 Verticals, Inc.	$2,056	$1,098	$958	87.2%
n/m = not meaningful
_________________________________________
1.Refer to Note 3 for discussion of the change in the current and prior period presentation.

Revenue
Revenue increased $6.6 million, or 12.1%, to $61.7 million for the three months ended December 31, 2024 from $55.1 million for the three months ended December 31, 2023. This increase included incremental revenue from an acquisition within the Public Sector vertical of $1.2 million, net of intercompany eliminations. The remaining increase was primarily driven by an increase of $2.9 million in recurring revenues, an increase of $2.3 million in software license revenue.
Revenue within Public Sector increased $5.3 million, or 12.2%, to $48.8 million for the three months ended December 31, 2024 from $43.5 million for the three months ended December 31, 2023. This increase included incremental revenue from an acquisition of $1.2 million, net of intercompany eliminations. The remaining increase was primarily driven by an increase in recurring revenues of $3.0 million and an increase of $0.7 million in software license revenue.
Revenue within Healthcare increased $1.6 million, or 13.7%, to $13.2 million for the three months ended December 31, 2024 from $11.6 million for the three months ended December 31, 2023. This increase was mostly driven by an increase in software license revenue of $1.6 million.
Other Costs of Services
Other costs of services increased $1.5 million, or 7.4%, to $21.0 million for the three months ended December 31, 2024 from $19.6 million for the three months ended December 31, 2023. This increase included incremental other costs of services from an acquisition within the Public Sector vertical of $0.3 million, net of intercompany eliminations. The remaining increase was primarily driven by an increase in internal personnel costs of $1.4 million partially offset by a decrease of $0.5 million in stock compensation expense within other costs of services for the three months ended December 31, 2024 from the three months ended December 31, 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $1.7 million to $28.9 million for the three months ended December 31, 2024 from from $27.2 million for the three months ended December 31, 2023. This increase included incremental SG&A expenses from an acquisition within the Public Sector vertical of $0.9 million, net of intercompany eliminations The remaining increase was primarily driven by an increase in internal personnel costs of $1.6 million and internal technology costs $0.5 million for the three months ended December 31, 2024 from the three months ended December 31, 2023, partially offset by a decrease in stock compensation expense within selling, general and administrative expenses of $1.0 million and a decrease in professional services expense of $0.3 million for the three months ended December 31, 2024 from the three months ended December 31, 2023.
Depreciation and Amortization
Depreciation and amortization increased $0.6 million, or 8.9%, to $7.7 million for the three months ended December 31, 2024 from $7.1 million for the three months ended December 31, 2023. Amortization expense increased $0.6 million to $7.0 million for the three months ended December 31, 2024 from $6.4 million for the three months ended December 31, 2023 primarily due to an increase in capitalized software project releases, driving an increase in amortization expense. Depreciation expense increased slightly by $48 thousand to $0.7 million for the three months ended December 31, 2024 from $0.6 million for the three months ended December 31, 2023.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a charge of $1.4 million for the three months ended December 31, 2024 related to adjustments to the expected present value of consideration to be paid for earnouts. The change in fair value of contingent consideration for the three months ended December 31, 2023 was a benefit of $0.2 million.
Interest Expense
Interest expense decreased $6.0 million, or 89.8%, to $0.7 million for the three months ended December 31, 2024 from $6.7 million for the three months ended December 31, 2023. The decrease reflects a lower average outstanding debt balance for the three months ended December 31, 2024, as compared to the three months ended December 31, 2023.

Other (Income) Expense
Other income was $1.8 million during the three months ended December 31, 2024, and other expense was $0.1 million during the three months ended December 31, 2023. Other income during the the three months ended December 31, 2024 reflects income generated from cash held at financial institutions of $0.7 million, a gain on disposal of property and equipment of $0.6 million related to the sale of a building and automobiles purchased through previous acquisitions and income from the Transition Services Agreement and Processing Services Agreement related to the sale of the Merchant Services Business of $0.5 million. Other expense during the three months ended December 31, 2023 reflects a loss on disposal of property and equipment related to the sale of a building purchased through an acquisition.
Provision for (Benefit from) Income Taxes
The provision for income taxes increased to a provision for $0.5 million for the three months ended December 31, 2024 from a benefit of $1.1 million for three months ended December 31, 2023. Our effective tax rate was 14% for the three months ended December 31, 2024. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company. The income of majority-owned i3 Verticals, LLC is not taxed at the entity-level. i3 Verticals, Inc. is subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.
Net (Loss) Income from Discontinued Operations, Net of Income Taxes
We had $0.2 million in net loss from discontinued operations, net of income tax, for the three months ended December 31, 2024 compared to $5.8 million in net income from discontinued operations, net of income tax, for the three months ended December 31, 2023. See Note 2 to our condensed consolidated financial statements for additional information and detail on the financial results of discontinued operations.
The net loss from discontinued operations, net of income tax, for the three months ended December 31, 2024 reflects adjustments to the gain on the sale of the Merchant Services Business. The net income from discontinued operations, net of income tax, for the three months ended December 31, 2023 included a complete quarter of business activity, including revenue of $36.9 million, operating expenses of $29.9 million, and a provision for income taxes of $1.3 million.
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

Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash from operating activities. As of December 31, 2024, we had $85.6 million of cash and cash equivalents and available borrowing capacity of $450.0 million under our 2023 Senior Secured Credit Facility, subject to the financial covenants. We usually minimize cash balances by making payments on our revolving line of credit to minimize borrowings and interest expense. As of December 31, 2024, we had no borrowings outstanding under the 2023 Senior Secured Credit Facility. For additional information about our 2023 Senior Secured Credit Facility, see the section entitled "— 2023 Senior Secured Credit Facility" below.

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
Our 2023 Senior Secured Credit Facility, as amended, requires us to maintain a consolidated interest coverage ratio not less than 3.0 to 1.0 and total leverage ratio not exceeding 5.0 to 1.0. As of December 31, 2024, we were in compliance with these covenants with a consolidated interest coverage ratio and total leverage ratio of 3.7x and 0.1x, respectively. Although we believe our liquidity position remains strong, there can be no assurance that we will be able to raise additional funds, in the form of debt or equity, or to amend our 2023 Senior Secured Credit Facility on terms acceptable to us, if at all, even if we determined such actions were necessary in the future. Although we believe our liquidity position remains strong, there can be no assurance that we will be able to raise additional funds, in the form of debt or equity, or to amend our 2023 Senior Secured Credit Facility on terms acceptable to us, if at all, even if we determined such actions were necessary in the future. Upon the completion of the sale of our Merchant Services Business, we used the net proceeds from such transactions to fully satisfy the then outstanding amount of the Revolver under the 2023 Senior Secured Credit Facility, and have used and expect to continue to use the remaining net proceeds for general corporate purposes, including repurchases under our share repurchase authorization as described below.
In January 2025, i3 Verticals, LLC, a pass-through entity in which the Company holds a majority ownership interest, made a tax distribution (the “LLC Tax Distribution”) to the Company and the other members of i3 Verticals, LLC (the “Continuing Equity Owners”) related to the taxable income associated with the gain on the sale of the Merchant Services Business completed in September 2024 that is anticipated to be recognized for 2024 federal income tax purposes by members of the Company. As a result of differences in the amount of net taxable income allocable to the Company and to the Continuing Equity Owners and the higher assumed tax rate of the Continuing Equity Owners than the tax rate of the Company, this LLC Tax Distribution resulted in the Company holding cash in excess of the Company’s tax liabilities, its obligation to make payments under its tax receivables agreement, and any other expected liabilities of the Company. Thereafter, on January 23, 2025, the Company and i3 Verticals, LLC effected certain recapitalization actions in order to reduce excess cash held at the Company following this LLC Tax Distribution. For additional information regarding the ownership interest of the Company in i3 Verticals, LLC and the capitalization of i3 Verticals, LLC, see Note 1 to the accompanying unaudited condensed consolidated financial statements contained in this report. For additional information regarding these recapitalization transactions, see Note 20 to the accompanying unaudited condensed consolidated financial statements contained in this report.

Cash Flows
The discussion of our cash flows that follows does not include the impact of any adjustments to remove the Merchant Services Business as discontinued operations and is stated on a total company consolidated basis. The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.
Three Months Ended December 31, 2024 and 2023

	Three months ended December 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$11,495	$14,405
Net cash used in investing activities	$(1,418)	$(7,171)
Net cash used in financing activities	$(10,467)	$(8,550)

Cash Flow from Operating Activities
Net cash provided by operating activities decreased $2.9 million to $11.5 million for the three months ended December 31, 2024 from $14.4 million for the three months ended December 31, 2023. Our net income increased from $1.5 million for the three months ended December 31, 2023 to $3.1 million for the three months ended December 31, 2024. The primary driver of the decrease in cash provided by operating activities despite the increase in net income was reductions in non-cash expenses that increase net income but do not impact cash flows from operating activities. These changes in non-cash income and expenses included a decrease in equity-based compensation expense of $2.7 million, a decrease in depreciation and amortization of $2.1 million, a decrease in the provision for deferred income taxes of $0.9 million and a decrease in other non-cash adjustments to net income of $0.8 million, which includes gains on sales of property and equipment as well as other non-cash adjustments to net income. These reductions in non-cash expenses were partially offset by an increase in changes in non-cash contingent consideration of $1.6 million and an increase in changes in net operating assets and liabilities of $0.8 million, which are impacted by the timing of collections and payments, for the three months ended December 31, 2024 compared to the three months ended December 31, 2023.
Cash Flow from Investing Activities
Net cash used in investing activities decreased $5.8 million to $1.4 million for the three months ended December 31, 2024 from $7.2 million for the three months ended December 31, 2023. The largest drivers of the decrease in cash used in investing activities were a decrease of $2.9 million in purchases of merchant portfolios and residual buyouts, a decrease of $1.1 million in cash used in acquisitions, net of cash acquired, an increase of $0.8 million in proceeds from the sale of property and equipment and a decrease of $0.7 million in expenditures for capitalized software during the three months ended December 31, 2024 compared to the three months ended December 31, 2023.
Cash Flow from Financing Activities
Net cash used in financing activities increased $1.9 million to $10.5 million net cash used in financing activities for the three months ended December 31, 2024 from $8.6 million net cash provided by financing activities for the three months ended December 31, 2023. The largest driver of the increase in cash used in financing activities was $11.2 million cash paid for repurchases of class A common stock during the three months ended December 31, 2024. This increase in cash used in financing activities was partially offset by no net activity in the revolving credit facility during the three months ended December 31, 2024, compared to a net $7.0 million in payments on the revolving credit facility in excess of proceeds from the revolving credit facilities during the three months ended December 31, 2023, and a decrease in net payments for settlement obligations of $1.9 million during the three months ended December 31, 2024 compared to the three months ended December 31, 2023.
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
The 2023 Senior Secured Credit Facility provides that the Borrower has the right to seek additional commitments to provide additional term loan facilities or additional revolving credit commitments in an aggregate principal amount up to, as of any date of determination, the sum of (i) the greater of $100 million and 100% of the Borrower’s consolidated EBITDA (as defined in the 2023 Senior Secured Credit Facility) for the most recently completed four quarter period, plus (ii) the amount of certain prepayments of certain indebtedness, so long as, among other things, after giving pro forma effect to the incurrence of such additional borrowings and any related transactions, the Borrower’s consolidated interest coverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not be less than 3.0 to 1.0 and the Borrower’s consolidated total net leverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not exceed 5.0 to 1.0. As of December 31, 2024, the Borrower's consolidated interest coverage ratio was 3.7x and total leverage ratio was 0.1x.
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
The Adjusted Term SOFR rate will be the rate of interest per annum equal to the Term SOFR rate (based upon an interest period of one, three or six months), plus 0.10%; plus an applicable margin of 2.00% to 3.00% (2.00% at December 31, 2024). The Adjusted Term SOFR rate shall not be less than 0% in any event.
The base rate is a fluctuating rate of interest per annum equal to the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%; plus an applicable margin of 1.00% to 2.00% (1.00% at December 31, 2024). The base rate shall not be less than 1% in any event.
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

In addition to paying interest on outstanding principal under the Revolver, the Borrower will be required to pay a commitment fee equal to the product of between 0.15% and 0.30% (the applicable percentage depending on the Borrower’s consolidated total net leverage ratio as reflected in the schedule above, 0.15% at December 31, 2024) times the actual daily amount by which $450 million exceeds the total amount outstanding under the Revolver and available to be drawn under all outstanding letters of credit.
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
As of December 31, 2024, we were in compliance with these covenants, with a consolidated interest coverage ratio and total leverage ratio of 3.71x and 0.07x, respectively.
Exchangeable Notes
On February 18, 2020, i3 Verticals, LLC issued $138.0 million aggregate principal amount of its 1.0% Exchangeable Notes due February 15, 2025. The Exchangeable Notes bear interest at a fixed rate of 1.0% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. The Exchangeable Notes are exchangeable into cash, shares of the Company's Class A common stock, or a combination thereof, at i3 Verticals, LLC's election. As of August 15, 2024, the Exchangeable Notes became exchangeable by the holders thereof at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The Exchangeable Notes mature on February 15, 2025, unless earlier exchanged, redeemed or repurchased. The net proceeds from the sale of the Exchangeable Notes were approximately $132.8 million, after deducting discounts and commissions to the certain initial purchasers and other estimated fees and expenses. i3 Verticals, LLC used a portion of the net proceeds of the Exchangeable Notes offering to pay down outstanding borrowings under the Prior Senior Secured Credit Facility in connection with the effectiveness of the operative provisions of the amendment to the Prior Senior Secured Credit Facility and to pay the cost of the Note Hedge Transactions. As of December 31, 2024, $26.2 million of the original aggregate principal amount of $138.0 million was outstanding.
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
Material Cash Requirements
The following table summarizes our material cash requirements as of December 31, 2024, including those related to leases and borrowings:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(in thousands)
Facility leases(1)	$9,784	$3,983	$4,017	$1,313	$471
2023 Senior Secured Credit Facility and related interest(2)	2,266	675	1,350	241	—
Exchangeable Notes and related interest(3)	26,256	26,256	—	—	—
Contingent consideration(4)	3,669	339	3,330	—	—
Total	$41,975	$31,253	$8,697	$1,554	$471
__________________________
1.In addition to the facility leases presented, we have $59.0 thousand in short-term leases. These payments will be made within the next twelve months.
2.We estimated interest payments through the maturity of our 2023 Senior Secured Credit Facility by the unused fee rate of 0.15% in effect as of December 31, 2024.
3.The chart set forth above calculates interest payments through the maturity of our Exchangeable Notes by applying the coupon interest rate of 1.0% on the principal balance as of December 31, 2024 of $26.2 million.
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
Repurchases under the Share Repurchase Program are subject to prevailing market conditions, liquidity and cash flow considerations, applicable securities laws requirements (including under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as applicable), compliance with contractual restrictions under the 2023 Senior Secured Credit Facility, and other factors. In addition, the terms of the Share Repurchase Program provide that, immediately prior to repurchases of Class A common stock under the Share Repurchase Program, i3 Verticals, LLC redeems for cash an equal number of units held by the Company in i3 Verticals, LLC in order to fund such repurchases and maintain a 1-1 ratio between the number of outstanding shares of Class A common stock and the units held by the Company in i3 Verticals, LLC. The Share Repurchase Program does not obligate us to acquire any particular amount of Class A Common Stock, and the Share Repurchase Program may be suspended or discontinued at any time at our discretion.
The Company repurchased 496,785 shares of Class A Common Stock at an average price of $22.49 under the Share Repurchase Program during the three months ended December 31, 2024.

Tax Receivable Agreement
We are a party to a Tax Receivable Agreement with i3 Verticals, LLC and each of the Continuing Equity Owners, as described in Note 10 of our condensed consolidated financial statements. As a result of the Tax Receivable Agreement, we have been required to establish a liability in our condensed consolidated financial statements. That liability, which will increase upon the redemptions or exchanges of Common Units for our Class A common stock, generally represents 85% of the estimated future tax benefits, if any, relating to the increase in tax basis associated with the Common Units we received as a result of the Reorganization Transactions and other redemptions or exchanges by holders of Common Units. If this election is made, the accelerated payment will be based on the present value of 100% of the estimated future tax benefits and, as a result, the associated liability reported on our condensed consolidated financial statements may be increased. We expect that the payments required under the Tax Receivable Agreement will be substantial. The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges by the holders of Common Units, the price of our Class A common stock at the time of the redemption or exchange, whether such redemptions or exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable as well as the portion of our payments under the Tax Receivable Agreement constituting imputed interest. We intend to fund the payment of the amounts due under the Tax Receivable Agreement out of the cash savings that we actually realize in respect of the attributes to which Tax Receivable Agreement relates.
As of December 31, 2024, the total amount due under the Tax Receivable Agreement was $39.2 million, and payments to the Continuing Equity Owners related to exchanges through December 31, 2024 will range from $0 to $9.9 million per year and are expected to be paid over the next 22 years. The amounts recorded as of December 31, 2024, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.
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
As of December 31, 2024, there have been no significant changes to our critical accounting estimates disclosed in the Form 10-K filed with the SEC on November 25, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of December 31, 2024, the 2023 Senior Secured Credit Facility, as amended, consisted of a $450 million revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up, as of any date of determination, the greater of $100 million and 100% of consolidated EBITDA (as defined in the 2023 Senior Secured Credit Facility) for the most recently completed four quarter period (subject to the receipt of additional commitments for any such incremental loan amounts).
As of December 31, 2024, the 2023 Senior Secured Credit Facility accrued interest at Term SOFR (based upon an interest period of one, three or six months), plus 0.10%, plus an applicable margin of 2.00% to 3.00% (2.00% at December 31, 2024), or the base rate (defined as the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%, plus an applicable margin of 1.00% to 2.00%) (1.00% at December 31, 2024), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the 2023 Senior Secured Credit Facility requires us to pay unused commitment fees of 0.15% to 0.30% (0.15% as of December 31, 2024) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.00% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The 2023 Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.0 to 1.0 (ii) a maximum total leverage ratio of 5.0 to 1.0.
As of December 31, 2024, we were in compliance with these covenants, and there was $450.0 million available for borrowing under the revolving credit facility, subject to the financial covenants.
As of December 31, 2024, we had no borrowings outstanding under the 2023 Senior Secured Credit Facility. Therefore, an increase or decrease in the interest rate applicable to the 2023 Senior Secured Credit Facility would not have had an impact on the results of the business.
Foreign Currency Exchange Rate Risk
As a result of our international operations, we are also exposed to foreign currency exchange rate risks. Because our international operations are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our consolidated results of operations, financial position, or cash flows for the three months ended December 31, 2024.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings
The information required with respect to this item can be found in Note 14 to the accompanying unaudited condensed consolidated financial statements contained in this report and is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Form 10-K for the fiscal year ended September 30, 2024 filed with the SEC on November 25, 2024.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended December 31, 2024, we issued an aggregate of 17,577 shares, of Class A common stock in exchange for an equivalent number of shares of Class B common stock and Common Units pursuant to the terms of the i3 Verticals, LLC Limited Liability Company Agreement. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases of shares of the Company’s Class A Common Stock made during the three months ended December 31, 2024 on behalf of the Company:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	(a) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(a) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/1/2024 - 10/31/2024	403,748	$22.41	403,748	$40,952
11/1/2024 - 11/30/2024	892	$22.96	892	$40,931
12/1/2024 - 12/31/2024	92,145	$22.85	92,145	$38,825
Total	496,785	$22.49	496,785	$38,825
__________________________
a.On August 8, 2024, the Company announced that its Board of Directors had approved a new share repurchase program for up to $50.0 million of outstanding shares of Class A common stock. The Share Repurchase Program will terminate on the earlier of August 8, 2025, or when the maximum dollar amount under the Share Repurchase Program has been expended.

During the three months ended December 31, 2024, the Company purchased 496,785 of its outstanding shares of Class A common stock at an average price of $22.49 for a total cost of $11.2 million. When the Company repurchases shares of Common Stock, the amount paid to repurchase the shares in excess of the par or stated value is allocated to additional paid-in-capital unless subject to limitation or the balance in additional paid-in-capital is exhausted. Remaining amounts are recognized as a reduction in retained earnings.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None. Without limiting the generality of the foregoing, during the three months ended December 31, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.
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

10.1*	Amendment No. 1 to Limited Liability Company Agreement of i3 Verticals, LLC, dated January 23, 2025

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in Inline XBRL and contained in Exhibit 101.

____________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

i3 Verticals, Inc.

		By:	/s/ Geoff Smith
Geoff Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	February 7, 2025