Form 10-Q
period 2025-03-31
i3 Verticals, Inc.
filed 2025-05-09
CIK 1728688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of May 8, 2025, there were 24,384,745 outstanding shares of Class A common stock, $0.0001 par value per share, and 8,832,061 outstanding shares of Class B common stock, $0.0001 par value per share.

PART I. - FINANCIAL INFORMATION
Item 1.    Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	March 31,	September 30,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$7,749	$86,541
Accounts receivable, net	56,716	55,988
Settlement assets	67	632
Prepaid expenses and other current assets	15,467	10,232
Total current assets	79,999	153,393
Property and equipment, net	7,555	8,677
Restricted cash	2,450	2,424
Capitalized software, net	55,175	58,592
Goodwill	280,678	280,678
Intangible assets, net	156,331	162,816
Deferred tax asset	49,778	48,445
Operating lease right-of-use assets	7,807	8,954
Other assets	6,586	6,696
Total assets	$646,359	$730,675

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$4,319	$5,370
Current portion of long-term debt	—	26,223
Accrued expenses and other current liabilities	22,733	89,972
Settlement obligations	67	632
Deferred revenue	37,229	39,029
Current portion of operating lease liabilities	3,340	3,505
Total current liabilities	67,688	164,731
Long-term debt, less current portion	12,000	—
Long-term tax receivable agreement obligations	33,526	29,347
Operating lease liabilities, less current portion	4,721	6,317
Other long-term liabilities	14,765	14,921
Total liabilities	132,700	215,316
Commitments and contingencies (see Note 14)
Stockholders' equity
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2025 and September 30, 2024	—	—
Class A common stock, par value $0.0001 per share, 150,000,000 shares authorized; 24,386,990 and 23,882,035 shares issued and outstanding as of March 31, 2025 and September 30, 2024, respectively	2	2
Class B common stock, par value $0.0001 per share, 40,000,000 shares authorized; 8,832,061 and 10,032,676 shares issued and outstanding as of March 31, 2025 and September 30, 2024, respectively	1	1
Additional paid-in capital	282,872	279,335
Accumulated earnings	102,299	100,397
Total stockholders' equity	385,174	379,735
Non-controlling interest	128,485	135,624
Total equity	513,659	515,359
Total liabilities and equity	$646,359	$730,675

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024

Revenue	$63,059	$57,968	$124,750	$113,022

Operating expenses
Other costs of services (excluding depreciation and amortization)(1)	22,187	21,147	43,218	40,724
Selling, general and administrative(1)	28,687	27,432	57,587	54,607
Depreciation and amortization	7,840	7,193	15,524	14,247
Change in fair value of contingent consideration	381	(290)	1,758	(527)
Total operating expenses	59,095	55,482	118,087	109,051

Income from operations	3,964	2,486	6,663	3,971

Other (income) expenses
Interest expense	446	7,714	1,126	14,401
Other income	(631)	(2,257)	(2,457)	(2,150)
Total other (income) expenses	(185)	5,457	(1,331)	12,251

Income (loss) before income taxes	4,149	(2,971)	7,994	(8,280)

Provision for (benefit from) income taxes	3,054	(669)	3,577	(1,763)

Net income (loss) from continuing operations	1,095	(2,302)	4,417	(6,517)
Net (loss) income from discontinued operations, net of income taxes	(326)	5,650	(540)	11,401
Net income	769	3,348	3,877	4,884

Net income (loss) from continuing operations attributable to non-controlling interest	1,022	(593)	2,150	(1,923)
Net (loss) income from discontinued operations attributable to non-controlling interest	(99)	2,063	(175)	3,831
Net income attributable to non-controlling interest	923	1,470	1,975	1,908

Net income (loss) from continuing operations attributable to i3 Verticals, Inc.	73	(1,709)	2,267	(4,594)
Net (loss) income from discontinued operations attributable to i3 Verticals, Inc.	(227)	3,587	(365)	7,570
Net (loss) income attributable to i3 Verticals, Inc.	$(154)	$1,878	$1,902	$2,976

Net income (loss) per share attributable to Class A common stockholders from continuing operations:
Basic	$0.00	$(0.07)	$0.10	$(0.20)
Diluted	$0.00	$(0.07)	$0.09	$(0.20)
Net (loss) income per share attributable to Class A common stockholders from discontinued operations:
Basic	$(0.01)	$0.15	$(0.02)	$0.32
Diluted	$(0.01)	$0.15	$(0.02)	$0.31
Weighted average shares of Class A common stock outstanding:
Basic, for continuing operations	23,834,233	23,331,239	23,691,648	23,299,214
Diluted, for continuing operations	24,133,738	23,331,239	24,081,232	23,299,214
Basic, for discontinued operations	23,834,233	23,331,239	23,691,648	23,299,214
Diluted, for discontinued operations	23,834,233	23,718,474	23,691,648	33,819,224
_________________________________________
1.Refer to Note 3 for discussion of the change in the current and prior period presentation.

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2024	23,882,035	$2	10,032,676	$1	$279,335	$100,397	$135,624	$515,359
Equity-based compensation	—	—	—	—	3,814	—	—	3,814
Net income	—	—	—	—	—	2,056	1,052	3,108
Redemption of common units in i3 Verticals, LLC	17,577	—	(17,577)	—	237	—	(237)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	14	—	—	14
Exercise of equity-based awards	34,423	—	—	—	29	—	—	29
Repurchases of Class A common stock	(496,785)	—	—	—	(11,190)	—	—	(11,190)
Allocation of equity to non-controlling interests	—	—	—	—	293	—	(293)	—
Balance at December 31, 2024	23,437,250	2	10,015,099	1	272,532	102,453	136,146	511,134
Equity-based compensation	—	—	—	—	3,932	—	—	3,932
Net (loss) income	—	—	—	—	—	(154)	923	769
Adjustments to accrued distributions to non-controlling interest holders	—	—	—	—	—	—	283	283
Redemption of common units in i3 Verticals, LLC	813,782	—	(813,782)	—	11,493	—	(11,493)	—
Recapitalization from contribution to i3 Verticals, LLC	—	—	(369,256)	—	(5,689)	—	5,689	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	143	—	—	143
Exercise or release of equity-based awards	149,328	—	—	—	(2,179)	—	—	(2,179)
Repurchases of Class A common stock	(13,370)	—	—	—	(423)	—	—	(423)
Allocation of equity to non-controlling interests	—	—	—	—	3,063	—	(3,063)	—
Balance at March 31, 2025	24,386,990	$2	8,832,061	$1	$282,872	$102,299	$128,485	$513,659
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED) (CONTINUED)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2023	23,253,272	$2	10,093,394	$1	$249,688	$(12,944)	$91,549	$328,296
Equity-based compensation	—	—	—	—	6,508	—	—	6,508
Net income	—	—	—	—	—	1,098	438	1,536
Exercise of equity-based awards	25,898	—	—	—	(10)	—	—	(10)
Sale of exchangeable note hedges	—	—	—	—	1,483	—	—	1,483
Repurchases of warrants	—	—	—	—	(657)	—	—	(657)
Allocation of equity to non-controlling interests	—	—	—	—	(2,450)	—	2,450	—
Balance at December 31, 2023	23,279,170	2	10,093,394	1	254,562	(11,846)	94,437	337,156
Equity-based compensation	—	—	—	—	5,777	—	—	5,777
Net income	—	—	—	—	—	1,878	1,470	3,348
Redemption of common units in i3 Verticals, LLC	40,718	—	(40,718)	—	384	—	(384)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	42	—	—	42
Exercise of equity-based awards	96,630	—	—	—	(223)	—	—	(223)
Allocation of equity to non-controlling interests	—	—	—	—	(1,300)	—	1,300	—
Balance at March 31, 2024	23,416,518	$2	10,052,676	$1	$259,242	$(9,968)	$96,823	$346,100
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$3,877	$4,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,524	19,808
Equity-based compensation	7,746	12,285
Amortization of debt issuance costs	530	676
Gain on repurchase of exchangeable notes	—	(2,397)
Loss on sale of exchangeable senior note hedges	—	245
Gain on repurchases of warrants	—	(105)
Provision for (benefit from) deferred income taxes	1,859	(1,238)
Adjustments to loss (gain) on sale of Merchant Services Business	657	—
Non-cash lease expense	1,162	2,349
Changes in non-cash contingent consideration expense from original estimate	1,758	(527)
Other non-cash adjustments to net income	(366)	668
Changes in operating assets:
Accounts receivable	25	5,517
Prepaid expenses and other current assets	(3,145)	(3,385)
Other assets	(454)	(802)
Changes in operating liabilities:
Accounts payable	(1,020)	896
Accrued expenses and other current liabilities	(40,839)	(8,621)
Acquisition escrow obligations	26	(1,848)
Deferred revenue	(1,030)	2,257
Operating lease liabilities	(1,776)	(2,364)
Other long-term liabilities	(101)	2
Contingent consideration paid in excess of original estimates	(60)	(3,153)
Net cash (used in) provided by operating activities	(15,627)	25,147

Cash flows from investing activities:
Expenditures for property and equipment	(972)	(1,537)
Proceeds from sale of property and equipment	1,501	618
Expenditures for capitalized software	(4,204)	(6,106)
Purchases of merchant portfolios and residual buyouts	—	(4,214)
Acquisitions of businesses, net of cash and restricted cash acquired	—	(1,100)
Payments for other investing activities	—	(34)
Proceeds from other investing activities	—	4
Net cash used in investing activities	(3,675)	(12,369)
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Six months ended March 31,
	2025	2024
Cash flows from financing activities:
Proceeds from revolving credit facility	36,052	206,419
Payments on revolving credit facility	(24,052)	(132,710)
Payments to extinguish exchangeable notes	(26,223)	—
Payments for repurchase of exchangeable notes	—	(87,840)
Proceeds from sale of exchangeable senior note hedges	—	1,238
Payments for repurchases of warrants	—	(552)
Payments for repurchases of Class A common stock	(11,498)	—
Net payments for settlement obligations	(565)	(3,287)
Cash paid for contingent consideration	—	(760)
Payments for required distributions to members or on behalf of members for tax obligations	(23,939)	(189)
Payments for required distributions to members under the Tax Receivable Agreement	(9,954)	—
Proceeds from stock option exercises	150	—
Payments for employee's tax withholdings from net settled stock option exercises and RSU releases	—	(204)
Net cash used in financing activities	(60,029)	(17,885)

Net decrease in cash, cash equivalents and restricted cash	(79,331)	(5,107)
Cash, cash equivalents and restricted cash at beginning of period	89,597	12,400
Cash, cash equivalents and restricted cash at end of period	$10,266	$7,293

Supplemental disclosure of cash flow information:
Cash paid for interest	$440	$14,107
Cash paid for income taxes	$34,157	$5,376

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

The following tables provide reconciliations of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to that shown in the condensed consolidated statements of cash flows:

	September 30,
	2024	2023
Beginning balance
Cash and cash equivalents	$86,541	$3,112
Settlement assets	632	4,873
Restricted cash	2,424	4,415
Total cash, cash equivalents, and restricted cash	$89,597	$12,400

	March 31,
	2025	2024
Ending balance
Cash and cash equivalents	$7,749	$3,139
Settlement assets	67	1,586
Restricted cash	2,450	2,568
Total cash, cash equivalents, and restricted cash	$10,266	$7,293
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

2. DISCONTINUED OPERATIONS
During the year ended September 30, 2024, the Company made the strategic decision to discontinue a significant segment of its operations constituting its Merchant Services Business (as defined below). In this regard, on September 20, 2024, i3 Verticals, LLC, and i3 Holdings Sub, Inc., a wholly-owned subsidiary of i3 Verticals, LLC (“Corporation Seller,” and collectively with i3 Verticals, LLC, the “Sellers”) completed the transactions (such closing, the “Closing”) contemplated by that certain Securities Purchase Agreement dated as of June 26, 2024 (the “Merchant Services Purchase Agreement”), by and among i3 Verticals, LLC, Corporation Seller, the Company (solely for the purpose of providing a guaranty of the obligations of Sellers as set forth in the Merchant Services Purchase Agreement), Payroc Buyer, LLC (“Merchant Services Buyer”), and Payroc WorldAccess, LLC (solely for the purpose of providing a guaranty of the obligations of Merchant Services Buyer as set forth in the Merchant Services Purchase Agreement). Pursuant to the terms of the Merchant Services Purchase Agreement, the Sellers sold to Merchant Services Buyer the equity interests of certain direct and indirect wholly-owned subsidiaries of Sellers (the “Merchant Services Acquired Entities”) primarily comprising the Company’s merchant services business, including its associated proprietary technology (the “Merchant Services Business”), after giving effect to the contribution of certain assets and the assignment of certain liabilities associated with the Merchant Services Business from i3 Verticals, LLC and certain affiliates to the Merchant Services Acquired Entities pursuant to a contribution agreement which was entered into immediately prior to the Closing (collectively, the "Merchant Services Transactions"). Pursuant to the terms of the Merchant Services Purchase Agreement, Merchant Services Buyer paid to Sellers an aggregate purchase price of approximately $437,343 (after giving effect to post-closing net working capital, indebtedness and cash adjustments), payable in cash at the Closing, subject to post-closing purchase price adjustments. The Merchant Services Business comprised the Company's entire former Merchant Services segment and a small portion of the Company's former Software and Services segment.
In connection with the closing of the Merchant Services Transactions, the Company entered into a Transition Services Agreement, pursuant to which, among other things, the Company or affiliates thereof will provide certain information technology and operational transition services to Payroc for a period of time after the closing, and a Processing Services Agreement with Payroc, pursuant to which the parties provide certain payment processing services to customers of each party following the closing in accordance with the terms thereof.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Aggregate costs incurred related to the Merchant Services Transactions during the year ended September 30, 2024 that were not considered incremental direct costs to transact the sale, were approximately $2,626 and were expensed as incurred. These costs were primarily incurred during the second and third fiscal quarters of the year ended September 30, 2024 and include fees for third-party advisory, consulting, legal and professional services, as well as other items associated with the Merchant Services Transactions. The expenses are reflected within selling, general and administrative expenses within the Company's condensed consolidated statements of operations.
The financial results of the Merchant Services Business are presented as income from discontinued operations, net of income taxes on the Company’s consolidated statements of operations. The following table presents financial results of Merchant Services Business for the three and six months ended March 31, 2025 and 2024:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024

Revenue	$—	$36,574	$—	$73,510

Operating expenses
Other costs of services	—	16,477	—	32,786
Selling, general and administrative	—	10,286	—	21,180
Depreciation and amortization	—	2,876	—	5,561
Total operating expenses	—	29,639	—	59,527

Income from operations	—	6,935	—	13,983

Other expenses
Interest expense, net	—	36	—	56
Other expense	404	—	657	—
Total other expenses	404	36	657	56

(Loss) income before income taxes from discontinued operations	(404)	6,899	(657)	13,927

(Benefit from) provision for income taxes	(78)	1,249	(117)	2,526

Net (loss) income from discontinued operations	(326)	5,650	(540)	11,401

Net (loss) income from discontinued operations attributed to non-controlling interest	(99)	2,063	(175)	3,831
Net (loss) income from discontinued operations attributable to i3 Verticals, Inc.	$(227)	$3,587	$(365)	$7,570

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Company has elected to not separately disclose discontinued operations on its condensed consolidated statement of cash flows. The Company had no significant cash flow activity pertaining to discontinued operations in the three and six months ended March 31, 2025. The following table presents cash flows from discontinued operations for major captions on the condensed consolidated financial statements:

	Six months ended March 31,
	2025	2024
Depreciation and amortization	$—	$5,561
Equity-based compensation	$—	$1,905
Amortization of capitalized customer acquisition costs	$—	$430
Adjustments to loss (gain) on sale of Merchant Services Business	$657	$—
Non-cash lease expense	$—	$536
Expenditures for property and equipment	$—	$(386)
Expenditures for capitalized software	$—	$(414)
Purchases of merchant portfolios and residual buyouts	$—	$(4,214)
The following table presents significant non-cash investing and financing activities for major captions on the consolidated financial statements:

Six months ended March 31, 2024
Consideration accrued for December 2023 residual buyout	$252
Right-of-use assets obtained in exchange for operating lease obligations	$742

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the reporting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the unaudited condensed consolidated financial statements of the Company and its subsidiaries as of March 31, 2025 and for the three and six months ended March 31, 2025 and 2024. The results of operations for the three and six months ended March 31, 2025 and 2024 are not necessarily indicative of the operating results for the full year.
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
Settlement Assets and Obligations
Settlement assets and obligations result when funds are temporarily held or owed by the Company on behalf of merchants, consumers, schools, and other institutions. Timing differences, interchange expenses, merchant reserves and exceptional items cause differences between the amount received from the card networks and the amount funded to counterparties. These balances arising in the settlement process are reflected as settlement assets and obligations on the accompanying consolidated balance sheets. With the exception of merchant reserves, settlement assets or settlement obligations are generally collected and paid within one to four days. Settlement assets and settlement obligations were $67 as of March 31, 2025 and $632 as of September 30, 2024, respectively.
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
Change in presentation of certain costs to other costs of services
Following the disposal of the Company's Merchant Services Business in the fourth quarter of fiscal year 2024, the Company’s core business is providing software solutions for key verticals. Given the change in the Company's business model following the sale of our Merchant Services Business, the Company has reclassified certain expenses to better align with the primary industry in which it now operates. During the first quarter of fiscal year 2025, the Company revised its presentation of certain expenses in the Condensed Consolidated Statements of Operations from selling, general and administrative expenses to other costs of services. The Company reclassified personnel costs related to installation of the Company's software, conversion of client data, training client personnel, customer support activities and various other services provided directly to customers from selling, general and administrative to other costs of services. The Company also reclassified certain hosting and related software costs for directly supporting the Company's customers from selling, general and administrative to other costs of services.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
This change has no impact on the total operating expenses or earnings per share as illustrated below. The following tables present the effects of the change in presentation within the Condensed Consolidated Statements of Operations:

	For the Three Months Ended March 31, 2024
	As Previously Reported(1)	Adjustment	As Adjusted
Operating expenses
Other costs of services	4,703	16,444	21,147
Selling, general and administrative	43,876	(16,444)	27,432
__________________________
1.This column is presented after giving effect to discontinued operations of the Merchant Services Business as discussed in Note 2.

	For the Six Months Ended March 31, 2024
	As Previously Reported(1)	Adjustment	As Adjusted
Operating expenses
Other costs of services	8,818	31,906	40,724
Selling, general and administrative	86,513	(31,906)	54,607
__________________________
1.This column is presented after giving effect to discontinued operations of the Merchant Services Business as discussed in Note 2.
Inventories
Inventories consist of point-of-sale equipment to be sold to customers and are stated at the lower of cost, determined on a weighted average or specific basis, or net realizable value. Inventories were $2,220 and $2,423 at March 31, 2025 and September 30, 2024, respectively, and are included within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
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
Lease Expense
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Company's revenue from continuing operations for the three and six ended March 31, 2025 and 2024 is derived from the following sources:
•Software and related services — Includes software as a service ("SaaS"), transaction-based fees, ongoing software maintenance and support, software licenses and other professional services related to our software offerings;
•Proprietary payments — Includes volume-based payment processing fees (“discount fees”) and other related fixed transaction or service fees;and
•Other — Includes sales of equipment, non-software related professional services, bundled performance obligations for software sales and equipment leasing and other revenues.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Company follows the requirements of ASC 606-10-55 Revenue from Contracts with Customers—Principal versus Agent Considerations, which states that the determination of whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement. The determination of gross versus net recognition of revenue requires judgment that depends on whether the Company controls the good or service before it is transferred to the merchant or whether the Company is acting as an agent of a third party. The assessment is provided separately for each performance obligation identified. Under its agreements, the Company incurs interchange and network pass-through charges from the third-party card issuers and card networks, respectively, related to the provision of payment authorization services. The Company has determined that it is acting as an agent with respect to these payment authorization services, based on the following factors: (1) the Company has no discretion over which card issuing bank will be used to process a transaction and is unable to direct the activity of the merchant to another card issuing bank, and (2) interchange and card network rates are pre-established by the card issuers or card networks, and the Company has no latitude in determining these fees. Therefore, revenue allocated to the payment authorization performance obligation is presented net of interchange and card network fees paid to the card issuing bank and card network, respectively, for the six months ended March 31, 2025 and 2024.
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
Revenues from sales of the Company’s hardware and software elements are recognized when each performance obligation has been satisfied which has been determined to be upon the delivery of the product. Revenues derived from service fees are recognized over time in accordance with our satisfaction of our performance obligations. Revenue from bundled performance obligations for software sales and equipment leasing is recognized over time as a single performance obligation. Lease income is recognized in accordance with ASC 842, and the leased equipment is classified as fixed assets and depreciated over its useful life.The Company’s professional services, including training, installation, and repair services are recognized as revenue as these services are performed.
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
•Proprietary payments — Includes discount fees and other related fixed transaction or service fees; and
•Other — Includes sales of equipment, non-software related professional services, bundled performance obligations for software sales and equipment leasing and other revenues.

	For the Three Months Ended March 31, 2025
	Public Sector	Healthcare	Other	Total
Software and related services revenue	$35,956	$10,469	$(202)	$46,223
Proprietary payments revenue	14,058	84	(1)	14,141
Other revenue	2,391	304	—	2,695
Total revenue	$52,405	$10,857	$(203)	$63,059

	For the Three Months Ended March 31, 2024
	Public Sector	Healthcare	Other	Total
Software and related services revenue	$31,385	$10,656	$(144)	$41,897
Proprietary payments revenue	13,511	67	(6)	13,572
Other revenue	2,201	330	(32)	2,499
Total revenue	$47,097	$11,053	$(182)	$57,968

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

	For the Six Months Ended March 31, 2025
	Public Sector	Healthcare	Other	Total
Software and related services revenue	$69,159	$23,207	$(468)	$91,898
Proprietary payments revenue	27,493	159	—	27,652
Other revenue	4,538	662	—	5,200
Total revenue	$101,190	$24,028	$(468)	$124,750

	For the Six Months Ended March 31, 2024
	Public Sector	Healthcare	Other	Total
Software and related services revenue	$60,368	$21,791	$(159)	$82,000
Proprietary payments revenue	26,141	123	(15)	26,249
Other revenue	4,086	719	(32)	4,773
Total revenue	$90,595	$22,633	$(206)	$113,022
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

	For the Three Months Ended March 31, 2025
	Public Sector	Healthcare	Other	Total
Revenue earned over time	$45,992	$10,648	$(202)	$56,438
Revenue earned at a point in time	6,413	209	(1)	6,621
Total revenue	$52,405	$10,857	$(203)	$63,059

	For the Three Months Ended March 31, 2024
	Public Sector	Healthcare	Other	Total
Revenue earned over time	$42,961	$11,035	$(144)	$53,852
Revenue earned at a point in time	4,136	18	(38)	4,116
Total revenue	$47,097	$11,053	$(182)	$57,968

	For the Six Months Ended March 31, 2025
	Public Sector	Healthcare	Other	Total
Revenue earned over time	$91,657	$22,116	$(468)	$113,305
Revenue earned at a point in time	9,533	1,912	—	11,445
Total revenue	$101,190	$24,028	$(468)	$124,750

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

	For the Six Months Ended March 31, 2024
	Public Sector	Healthcare	Other	Total
Revenue earned over time	$84,366	$22,475	$(159)	$106,682
Revenue earned at a point in time	6,229	158	(47)	6,340
Total revenue	$90,595	$22,633	$(206)	$113,022
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
As of March 31, 2025 and September 30, 2024, the Company’s contract assets from contracts with customers was $9,754 and $8,680, respectively.
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

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following tables present the changes in deferred revenue as of and for the six months ended March 31, 2025 and 2024, respectively:

Balance at September 30, 2024	$39,824
Deferral of revenue	17,264
Recognition of unearned revenue	(14,150)
Balance at December 31, 2024	42,938
Deferral of revenue	10,316
Recognition of unearned revenue	(15,372)
Balance at March 31, 2025	$37,882

Balance at September 30, 2023	$32,985
Deferral of revenue	19,156
Recognition of unearned revenue	(14,681)
Balance at December 31, 2023	37,460
Deferral of revenue	11,005
Recognition of unearned revenue	(12,820)
Balance at March 31, 2024	$35,645
Costs to Obtain and Fulfill a Contract
The Company capitalizes incremental costs to obtain new contracts and contract renewals and amortizes these costs on a straight-line basis as an expense over the benefit period, which is generally the expected customer life, unless a commensurate payment is not expected at renewal. As of March 31, 2025 and September 30, 2024, the Company had $871 and $857, respectively, of capitalized contract costs, which relates to commissions paid to employees and agents as well as other incentives given to customers to obtain new sales, included within “Other assets" on the condensed consolidated balance sheets. The Company recorded expense from continuing operations related to these costs of $181 and $212 for the three and six months ended March 31, 2025 and $22 and $40 for the three and six months ended March 31, 2024.
The Company expenses sales commissions as incurred for the Company's sales commission plans that are paid on recurring monthly revenues, portfolios of existing customers, or have a substantive stay requirement prior to payment.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Other Cost of Services
Other costs of services include costs directly related to the Company's software and related services. Additionally, other costs of services include costs directly attributable to payment processing services such as processing and bank sponsorship. Losses resulting from chargebacks against a customer are included in other cost of services. Residual payments to the Company's distribution partners and the cost of equipment sold is also included in cost of services. Amortization arising from capitalized software development is not included in other cost of services. Other costs of services are recognized at the time the related revenue is recognized. Following the disposal of the Company's Merchant Services Business in the fourth quarter of fiscal year 2024, the Company’s core business is providing software solutions for key verticals. Given the change in the Company's business model following the sale of our Merchant Services Business, the Company has reclassified certain expenses to better align with the primary industry in which it now operates. During the first quarter of fiscal year 2025, the Company revised its presentation of certain expenses in the Condensed Consolidated Statements of Operations from selling, general and administrative expenses to other costs of services. The Company reclassified personnel costs related to installation of the Company's software, conversion of client data, training client personnel, customer support activities and various other services provided directly to customers from selling, general and administrative to other costs of services. The Company also reclassified certain hosting and related software costs for directly supporting the Company's customers from selling, general and administrative to other costs of services. Refer to Note 3 for discussion of the change in the current and prior period presentation.
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

4. ACQUISITIONS
During the three months ended March 31, 2025, the Company did not acquire any businesses. During the year ended September 30, 2024, the Company acquired the following businesses:
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
Acquisition-related costs for this acquisition amounted to approximately $8 and were expensed as incurred.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
A summary of the Company's prepaid expenses and other current assets as of March 31, 2025 and September 30, 2024 is as follows:

	March 31,	September 30,
	2025	2024
Inventory	$2,220	$2,423
Prepaid licenses	8,672	5,148
Prepaid insurance	1,005	129
Notes receivable — current portion	195	195
Other current assets	3,375	2,337
Prepaid expenses and other current assets	$15,467	$10,232

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
6. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill are as follows:

	Public Sector	Healthcare	Other	Total
Balance at September 30, 2024	$233,850	$46,828	$—	$280,678
Goodwill attributable to preliminary purchase price adjustments during the six months ended March 31, 2025	—	—	—	—
Balance at March 31, 2025	$233,850	$46,828	$—	$280,678
Intangible assets consisted of the following as of March 31, 2025:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Customer relationships	$199,720	$(44,789)	$154,931	9 to 25 years – accelerated or straight-line
Trade names	4,741	(3,480)	1,261	2 to 5 years – straight-line
Non-compete agreements and other intangible assets	359	(238)	121	3 to 8 years – straight-line
Total finite-lived intangible assets	204,820	(48,507)	156,313

Indefinite-lived intangible assets:
Trademarks	18	—	18
Total identifiable intangible assets(1)	$204,838	$(48,507)	$156,331
Amortization expense from continuing operations for intangible assets amounted to $3,242 and $6,485 for the three and six months ended March 31, 2025, and $3,113 and $6,259 for the three and six months ended March 31, 2024.
Based on net carrying amounts at March 31, 2025, the Company's estimate of future amortization expense for continuing operations for intangible assets are presented in the table below for fiscal years ending September 30:

2025 (six months remaining)	$6,477
2026	12,528
2027	12,069
2028	11,906
2029	11,879
Thereafter	101,454
$156,313

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
7. ACCRUED EXPENSES AND OTHER LIABILITIES
A summary of the Company's accrued expenses and other current liabilities as of March 31, 2025 and September 30, 2024 is as follows is as follows:

	March 31,	September 30,
	2025	2024
Accrued wages, bonuses, commissions and vacation	$6,309	$5,737
Accrued interest	199	43
Accrued contingent consideration — current portion	1,506	716
Escrow liabilities	2,200	2,174
Accrued tax distributions	54	24,276
Accrued income tax expense	434	30,520
Tax receivable agreement liability — current portion	—	9,850
Customer deposits	294	634
Employee health self-insurance liability	250	917
Accrued Hyland expenses	3,046	1,165
Accrued interchange	3,052	1,946
Other accrued liabilities related to the Sale of the Merchant Services Business	—	7,887
Accrued liabilities owed to sellers	227	355
Other accrued expenses	5,162	3,752
Accrued expenses and other current liabilities	$22,733	$89,972
A summary of the Company's long-term liabilities as of March 31, 2025 and September 30, 2024 is as follows:

	March 31,	September 30,
	2025	2024
Accrued contingent consideration — long-term portion	$2,544	$1,636
Deferred tax liability — long-term	10,155	11,402
Other long-term liabilities	2,066	1,883
Total other long-term liabilities	$14,765	$14,921

8. LONG-TERM DEBT, NET
A summary of long-term debt, net as of March 31, 2025 and September 30, 2024 is as follows:

		March 31,	September 30,
	Maturity	2025	2024
Revolving lines of credit to banks under the 2023 Senior Secured Credit Facility	May 8, 2028	$12,000	$—
1% Exchangeable Senior Notes due 2025	February 15, 2025	—	26,223
Total long-term debt		12,000	26,223
Less current portion of long-term debt		—	(26,223)
Long-term debt, net of current portion		$12,000	$—

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
The Exchangeable Notes bore interest at a fixed rate of 1.00% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. In accordance with the terms of the Indenture, as of August 15, 2024, the Exchangeable Notes became exchangeable at the option of the holders at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The Exchangeable Notes matured and the remaining principal balance was repaid in full on February 15, 2025, as further described below.
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
Upon maturity of the Exchangeable Notes in February 2025, we paid $26,223 for the remaining principal balance and $131 in accrued interest.
Exchangeable Note Hedge Transactions
On February 12, 2020, concurrently with the pricing of the Exchangeable Notes, and on February 13, 2020, concurrently with the exercise by the initial purchasers of their right to purchase additional Exchangeable Notes, i3 Verticals, LLC entered into exchangeable note hedge transactions with respect to Class A common stock (the “Note Hedge Transactions”) with certain financial institutions (collectively, the “Counterparties”). The Note Hedge Transactions covered, subject to anti-dilution adjustments substantially similar to those applicable to the Exchangeable Notes, the same number of shares of Class A common stock that initially underlied the Exchangeable Notes in the aggregate and were exercisable upon exchange of the Exchangeable Notes. The Note Hedge Transactions were intended to reduce potential dilution to the Class A common stock upon any exchange of the Exchangeable Notes. The Note Hedge Transactions expired upon the maturity of the Exchangeable Notes. The Note Hedge Transactions were separate transactions, entered into by i3 Verticals, LLC with the Counterparties, and were not part of the terms of the Exchangeable Notes. Holders of the Exchangeable Notes did not have any rights with respect to the Note Hedge Transactions. i3 Verticals, LLC used approximately $28,676 of the net proceeds from the offering of the Exchangeable Notes (net of the premiums received for the warrant transactions described below) to pay the cost of the Note Hedge Transactions.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Note Hedge Transactions did not require separate accounting as a derivative as they meet a scope exception for certain contracts involving an entity's own equity. The premiums paid for the Note Hedge Transactions have been included as a net reduction to additional paid-in capital within stockholders' equity.
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
The Note Hedge Transactions expired in February 2025 upon the maturity and payment in full of the Exchangeable Notes.
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
The Warrants are separate transactions, entered into by the Company with the Counterparties, and are not part of the terms of the Exchangeable Notes. Holders of the Exchangeable Notes did not have any rights with respect to the Warrants. The Company received approximately $14,669 from the offering and sale of the Warrants. The Warrants do not require separate accounting as a derivative as they meet a scope exception for certain contracts involving an entity's own equity. The premiums paid for the Warrants have been included as a net increase to additional paid-in capital within stockholders' equity.
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
The 2023 Senior Secured Credit Facility provides that the Borrower has the right to seek additional commitments to provide additional term loan facilities or additional revolving credit commitments in an aggregate principal amount up to, as of any date of determination, the sum of (i) the greater of $100,000 and 100% of the Borrower’s consolidated EBITDA (as defined in the 2023 Senior Secured Credit Facility) for the most recently completed four quarter period, plus (ii) the amount of certain prepayments of certain indebtedness, so long as,

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
among other things, after giving pro forma effect to the incurrence of such additional borrowings and any related transactions, the Borrower’s consolidated interest coverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not be less than 3.0 to 1.0 and the Borrower’s consolidated total net leverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not exceed 5.0 to 1.0. As of March 31, 2025, the Borrower's consolidated interest coverage ratio was 92.5x and total leverage ratio was 0.1x.
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
The Adjusted Term SOFR rate will be the rate of interest per annum equal to the Term SOFR rate (based upon an interest period of one, three or six months), plus 0.10%, plus an applicable margin of 2.00% to 3.00% (2.00% at March 31, 2025). The Adjusted Term SOFR rate shall not be less than 0% in any event.
The base rate is a fluctuating rate of interest per annum equal to the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%, plus an applicable margin of 1.00% to 2.00% (1.00% at March 31, 2025). The base rate shall not be less than 1% in any event.
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
In addition to paying interest on outstanding principal under the Revolver, the Borrower will be required to pay a commitment fee equal to the product of between 0.15% and 0.30% (the applicable percentage depending on the Borrower’s consolidated total net leverage ratio as reflected in the schedule above, 0.15% at March 31, 2025) times the actual daily amount by which $450,000 exceeds the total amount outstanding under the Revolver and available to be drawn under all outstanding letters of credit.
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
See Note 20 for information regarding the Second Amendment to the 2023 Senior Secured Credit Facility which was entered into subsequent to March 31, 2025.
Debt issuance costs
The Company did not incur any debt issuance costs during the three and six months ended March 31, 2025 and 2024. The Company's debt issuance costs are being amortized over the related term of the debt using the straight-line method, which is not materially different than the effective interest rate method, and are presented within other assets in the condensed consolidated balance sheets. The amortization of deferred debt issuance costs is included in interest expense and amounted to approximately $250 and $530 during the three and six months ended March 31, 2025 and $262 and $676 during the three and six months ended March 31, 2024.

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
During the six months ended March 31, 2025 the Company repurchased 510,155 shares of Class A Common Stock under the Share Repurchase Program at an average price of $22.51 per share for a total cost inclusive of excise taxes of $11,613. The repurchased shares were cancelled and retired, resulting in a permanent reduction in both the number of shares outstanding and the Company's total stockholders' equity.
When the Company repurchases shares of Common Stock, the amount paid to repurchase the shares in excess of the par or stated value is allocated to additional paid-in-capital unless subject to limitation or the balance in additional paid-in-capital is exhausted. Remaining amounts are recognized as a reduction in retained earnings.
As of March 31, 2025 the remaining total available authorization under the Share Repurchase Program was $38,519.

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
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. When the estimate of the annual effective tax rate is unreliable, the Company records its income tax expense or benefit based upon a period to date effective tax rate. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the Company’s estimated tax rate changes, it makes a cumulative adjustment in that period. The Company’s provision for income taxes for continuing operations was a provision of $3,054 and $3,577 for the three and six months ended March 31, 2025 and a benefit of $669 and $1,763 during the three and six months ended March 31, 2024.
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
During the six months ended March 31, 2025, the Company acquired an aggregate of 831,359 Common Units in i3 Verticals, LLC in connection with the redemption of Common Units from the Continuing Equity Owners, which resulted in an increase in the tax basis of our investment in i3 Verticals, LLC subject to the provisions of the Tax Receivable Agreement. As a result of the exchange, during the six months ended March 31, 2025, the Company recognized an increase to its net deferred tax assets in the amount of $5,035, and corresponding Tax Receivable Agreement liabilities of $4,280, representing 85% of the tax benefits due to Continuing Equity Owners. The Company made payments of $9,954 during the six months ended March 31, 2025 under the Tax Receivable Agreement.
The deferred tax asset and corresponding Tax Receivable Agreement liability balances were $38,119 and $33,526, respectively, as of March 31, 2025.
Payments to the Continuing Equity Owners related to exchanges through March 31, 2025 will range from $0 to $3,413 per year and are expected to be paid over the next 26 years. The amounts recorded as of March 31,

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
2025, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

11. LEASES
The Company’s leases consist primarily of real estate leases throughout the markets in which the Company operates. At contract inception, the Company determines whether an arrangement is or contains a lease, and for each identified lease, evaluates the classification as operating or financing. The Company had no finance leases as of March 31, 2025. Leased assets and obligations are recognized at the lease commencement date based on the present value of fixed lease payments to be made over the term of the lease. Renewal and termination options are factored into determination of the lease term only if the option is reasonably certain to be exercised. The weighted-average remaining lease term at March 31, 2025 and 2024 were both 2 years. The Company had no significant short-term leases during the three and six months ended March 31, 2025 and 2024.
The Company’s leases do not provide a readily determinable implicit interest rate and the Company uses its incremental borrowing rate to measure the lease liability and corresponding right-of-use asset. The incremental borrowing rates were determined based on a portfolio approach considering the Company’s current secured borrowing rate adjusted for market conditions and the length of the lease term. The weighted-average discount rate used in the measurement of our lease liabilities was 7.3% and 7.6% as of March 31, 2025 and 2024, respectively.
Operating lease cost is recognized on a straight-line basis over the lease term. Operating lease costs from continuing operations were $399 and $1,371 for the three and six months ended March 31, 2025 and $1,026 and $2,062 for the three and six months ended March 31, 2024, which are included in selling, general and administrative expenses in the condensed consolidated statements of operations.
Total operating lease costs from continuing operations include variable lease costs of approximately $278 and $304 for the three and six months ended March 31, 2025, and $37 and $47 for the three and six months ended March 31, 2024, which are primarily comprised of costs of maintenance and utilities and changes in rates, and are determined based on the actual costs incurred during the period. Variable payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.
Short-term rent expense from continuing operations was $26 and $50 for the three and six months ended March 31, 2025, and $9 and $15 for the three and six months ended March 31, 2024, and are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
As of March 31, 2025, maturities of lease liabilities for continuing operations are as follows:

Fiscal Years ending September 30:
2025 (six months remaining)	$1,993
2026	3,366
2027	1,457
2028	680
2029	664
Thereafter	620
Total future minimum lease payments (undiscounted)(1)	8,780
Less: present value discount	(719)
Present value of lease liability	$8,061
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
The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, settlement assets and obligations, accounts receivable, other assets, accounts payable, and accrued expenses, approximated their fair values as of March 31, 2025 and 2024, because of the relatively short maturity dates on these instruments. The carrying amount of debt approximates fair value as of March 31, 2025 and 2024, because interest rates on these instruments approximate market interest rates.

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

Accrued Contingent Consideration
Balance at September 30, 2024	$2,352
Contingent consideration accrued at time of business combination	—
Change in fair value of contingent consideration included in Operating expenses	1,758
Contingent consideration paid	(60)
Balance at March 31, 2025	$4,050

Accrued Contingent Consideration
Balance at September 30, 2023	$8,239
Contingent consideration accrued at time of business combination	170
Change in fair value of contingent consideration included in Operating expenses	(527)
Contingent consideration paid	(3,913)
Balance at March 31, 2024	$3,969
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
Approximately $1,506 and $716 of contingent consideration was recorded in accrued expenses and other current liabilities as of March 31, 2025 and September 30, 2024, respectively. Approximately $2,544 and $1,636 of contingent consideration was recorded in other long-term liabilities as of March 31, 2025 and September 30, 2024, respectively.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
13. EQUITY-BASED COMPENSATION
A summary of equity-based compensation expense for continuing operations recognized during the three and six months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Stock options	$1,572	$4,078	$3,988	$8,314
Restricted stock units	2,360	944	3,758	2,066
Equity-based compensation expense	$3,932	$5,022	$7,746	$10,380
In connection with the sale of the Merchant Services Business, $755 and $1,905 of the Company's equity-based compensation expense was classified within "net income from discontinued operations" in the accompanying condensed consolidated statements of operations during three and six months ended March 31, 2024.
Amounts are included in other costs of services and in selling, general and administrative expense on the condensed consolidated statements of operations. Current and deferred income tax expense for continuing operations of $1,378 and $767 was recognized during the three and six months ended March 31, 2025, respectively, and current and deferred income tax benefit of $816 and $1,713 during the three and six months ended March 31, 2024, respectively.
Stock Options
In May 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) under which the Company may grant up to 3,500,000 stock options and other equity-based awards to employees, directors and officers. The number of shares of Class A common stock available for issuance under the 2018 Plan includes an annual increase on the first day of each calendar year equal to 4.0% of the outstanding shares of all classes of the Company's common stock as of the last day of the immediately preceding calendar year, unless the Company’s board of directors determines prior to the last trading day of December of the immediately preceding calendar year that the increase shall be less than 4.0%. As of March 31, 2025, equity awards with respect to 2,233,833 shares of the Company's Class A common stock were available for grant under the 2018 Plan.
In September 2020, the Company adopted the 2020 Acquisition Equity Incentive Plan (the “2020 Inducement Plan”) under which the Company may grant up to 1,500,000 stock options and other equity-based awards to individuals that were not previously employees of the Company or its subsidiaries in connection with acquisitions, as a material inducement to the individual's entry into employment with the Company or its subsidiaries within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. In May 2021, the Company amended the 2020 Inducement Plan to increase the number of shares of the Company's Class A common stock available for issuance from 1,500,000 to 3,000,000 shares. As of March 31, 2025, equity awards with respect to 1,567,739 shares of the Company's Class A common stock were available for grant under the 2020 Inducement Plan.
Share-based compensation expense includes the estimated effects of forfeitures, which will be adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
A summary of stock option activity for the six months ended March 31, 2025 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at September 30, 2024	9,120,944	$24.48
Granted	50,000	24.11
Exercised	(400,965)	21.86
Forfeited	(78,343)	26.89
Outstanding at March 31, 2025	8,691,636	$24.58

Exercisable at March 31, 2025	7,370,339	$25.11
The weighted-average grant date fair value of stock options granted during the six months ended March 31, 2025 was $13.07.
As of March 31, 2025, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $12,072, which is expected to be recognized over a weighted-average period of 2.5 years. The Company's policy is to account for forfeitures of stock-based compensation awards as they occur.
The total fair value of stock options that vested during the three and six months ended March 31, 2025 was $6,822 and $10,031, respectively.
Restricted Stock Units
The Company has issued Class A common stock in the form of restricted stock units ("RSUs") under the 2018 Plan.
A summary of activity related to restricted stock units for the six months ended March 31, 2025 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2024	771,214	$22.71
Granted	691,849	26.28
Vested	(171,343)	23.73
Forfeited	(36,022)	23.07
Outstanding at March 31, 2025	1,255,698	$24.45
As of March 31, 2025, total unrecognized compensation expense related to unvested RSUs, including an estimate for pre-vesting forfeitures, was $21,428, which is expected to be recognized over a weighted average period of 3.0 years.
The total fair value of RSUs that vested during the three and six months ended March 31, 2025 was $3,658 and $4,066, respectively.

14. COMMITMENTS AND CONTINGENCIES
Leases
The Company utilizes office space and equipment under operating leases. Rent expense from continuing operations under these leases amounted to $425 and $1,421 during the three and six months ended March 31,

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
2025, and $1,035 and $2,077 during the three and six months ended March 31, 2024. Refer to Note 11 for further discussion and a table of the future minimum payments under these leases.
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
S&S Litigation
On June 2, 2021, the State of Louisiana, Division of Administration (the “State”) and a putative class of Louisiana sheriffs ("Sheriffs") and law enforcement districts ("Districts") (collectively "Plaintiffs") filed a Petition (as amended on October 4, 2021, the “Petition”), in the 19th Judicial District Court for the Parish of East Baton Rouge against i3-Software & Services, LLC (“S&S”), a subsidiary of the Company located in Shreveport, Louisiana, the Company, i3 Verticals, LLC, the current leader of the S&S business, the former leader of the S&S business, and 1120 South Pointe Properties, LLC (“South Pointe”), the former owner of the assets of the S&S business (collectively "Defendants"). See State of Louisiana, by and through its Division of Administration, East Baton Rouge Parish Law Enforcement District, by and through the duly elected East Baton Rouge Parish Sheriff, Sid J. Gautreaux, III, et. al., individually and as class representatives vs. i3-Software & Services, LLC; 1120 South Pointe Properties, LLC, formerly known as Software and Services of Louisiana, L.L.C.; i3 Verticals, Inc.; i3 Verticals, LLC; Gregory R. Teeters; and Scott Carrington.
The Petition was amended on October 4, 2021 to amend and expand the putative class and subsequently removed to federal court. The Petition seeks monetary damages for the cost of network remediation of $15,000 purportedly spent by the State and $7,000 purportedly spent by the Sheriffs and Districts, return of purchase prices, potential additional expenses related to remediation and any obligation to notify parties of an alleged data breach as and if required by applicable law, and reasonable attorneys’ fees. The claimed damages relate to a third-party remote access software product used in connection with services provided by S&S to certain Louisiana law enforcement districts and alleged inadequacies in the Company’s cybersecurity practices. On February 22, 2024, the case was remanded to the 19th Judicial District Court for the Parish of East Baton Rouge, where the case remains pending.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
All Defendants filed pleading-stage motions to dismiss, some of which were granted. The Court allowed plaintiffs to re-plead certain claims and has severed the claims brought by the Division of Administration from the claims brought by the parish Sheriffs and Districts. The State chose not to re-plead their claims, which leaves some of their claims now dismissed with prejudice. The Sheriffs and Districts re-plead their claims. Certain Defendants filed renewed pleading-stage motions to dismiss that the Court denied on April 14, 2025. The case is now in the discovery phase of litigation.
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

15. RELATED PARTY TRANSACTIONS
In connection with the Company’s IPO, the Company and i3 Verticals, LLC entered into a Tax Receivable Agreement with the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that it actually realizes, or in some circumstances, is deemed to realize in its tax reporting, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of Common Units of i3 Verticals, LLC for Class A common stock of i3 Verticals, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. See Note 10 for further information. As of March 31, 2025, the total amount due under the Tax Receivable Agreement was $33,526.
On January 23, 2025, the Company and i3 Verticals, LLC effected certain recapitalization actions in order to reduce excess cash held at the Company as a result of its “Up-C” structure following a tax distribution received by the Company and the Continuing Equity Owners earlier in January 2025 (the “LLC Tax Distribution”) related to the taxable income associated with the gain on the sale of the Merchant Services Business completed in September 2024 that was anticipated to be recognized for 2024 federal income tax purposes by members of the Company. As a result of differences in the amount of net taxable income allocable to the Company and to the Continuing Equity Owners and the higher assumed tax rate of the Continuing Equity Owners than the tax rate of the Company, this LLC Tax Distribution resulted in the Company holding cash in excess of the Company’s tax liabilities, its obligation to make payments under its tax receivables agreement, and any other expected liabilities of the Company.
Accordingly, in order to make such cash held by the Company accessible in connection with our operations, on January 23, 2025, the Company contributed approximately $21,396 in cash (the “Capital Contribution”) held by the Company to i3 LLC in exchange for 896,763 newly-issued common units of i3 Verticals, LLC (“Common Units”) at a price per Common Unit of $23.86, such price being equal to the to the 50-day volume-weighted average price of the Company’s Class A common stock for the period ended January 22, 2025. Immediately following the Capital Contribution, the Common Units were recapitalized through a reverse unit split of the Common Units at a ratio of approximately 0.9631 to 1 (the “Reverse Unit Split”) which caused the number of Common Units held by the Company immediately following the Reverse Unit Split to equal to the number of Common Units held by the Company immediately prior to the Contribution, thereby maintaining a one-to-one ratio between the number of Common Units owned by the Company and the number of outstanding shares of Class A Common Stock. Upon the effectiveness of the Reverse Unit Split, 369,256 outstanding shares of Class B common stock of the Company were retired without consideration, thereby maintaining a one-to-one ratio between the number of Common Units owned by the Continuing Equity Owners after giving to the Reverse Unit Split and the number of outstanding shares of Class B Common Stock.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
After giving effect to these recapitalization actions, as of January 23, 2025, the Company held approximately 70.83% of the outstanding Common Units (an increase of approximately 0.78% compared to the Company’s ownership of approximately 70.05% of the outstanding Common Units immediately prior to giving effect to these recapitalization actions) and the Continuing Equity Owners hold approximately 29.17% of the outstanding Common Units (a decrease of approximately 0.78% compared to the Continuing Equity Owners’ ownership of approximately 29.95% of the outstanding Common Units immediately prior to giving effect to these recapitalization actions).
16. SEGMENTS
The Company determines its operating segments based on ASC 280, Segment Reporting, in alignment with how the chief operating decision making group monitors and manages the performance of the business as well as the level at which financial information is reviewed. The Company’s operating segments are strategic business units that offer different products and services.
As noted above, on September 20, 2024, the Company completed the transactions contemplated by the Merchant Services Purchase Agreement dated June 26, 2024, and sold the equity interests of the Merchant Services Acquired Entities comprising the Merchant Services Business. The Merchant Services Business comprised the Company's entire former Merchant Services segment and a small portion of the Company's former Software and Services segment. As a result of the sale of the Merchant Services Business, the historical results of the Merchant Services Business have been reflected as discontinued operations in our consolidated financial statements, and the Company no longer presents a Merchant Services segment. See Note 2 to our condensed consolidated financial statements for additional information.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Company primarily uses adjusted EBITDA margin to measure operating performance and for purposes of making decisions about allocating resources to the Company's business segments. The following is a summary of reportable segment operating performance for continuing operations for the three and six months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
Public Sector adjusted EBITDA margin(1)	41%	41%	40%	40%
Healthcare adjusted EBITDA margin(1)	16%	16%	23%	20%

Public Sector revenue	$52,405	$47,097	$101,190	$90,595
Healthcare revenue	10,857	11,053	24,028	22,633
Other revenue	(203)	(182)	(468)	(206)
Total revenue	$63,059	$57,968	$124,750	$113,022

Public sector adjusted EBITDA	21,576	19,233	40,819	36,592
Healthcare adjusted EBITDA	1,722	1,775	5,470	4,569
Corporate, eliminations and other	(6,156)	(5,794)	(12,775)	(11,959)
Stock compensation expense	(3,932)	(5,022)	(7,746)	(10,380)
M&A-related expenses	(570)	(714)	(1,116)	(958)
Other taxes and one-time expenses	(455)	(89)	(707)	(173)
Depreciation and amortization	(7,840)	(7,193)	(15,524)	(14,247)
Change in fair value of contingent consideration	(381)	290	(1,758)	527
Income from operations	3,964	2,486	6,663	3,971

Other (income) expense
Interest expense	446	7,714	1,126	14,401
Other income	(631)	(2,257)	(2,457)	(2,150)
Total other (income) expense	(185)	5,457	(1,331)	12,251

Income (loss) before income taxes	$4,149	$(2,971)	$7,994	$(8,280)
n/m = not meaningful
____________________
1.Adjusted EBITDA Margin represents adjusted EBITDA as a percentage of revenue. The chief operating decision maker primarily uses adjusted EBITDA margin to measure operating performance and for purposes of making decisions about allocating resources to the Company's business segments.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

	March 31,	March 31,
	2025	2024
Public Sector total assets	$479,354	$467,465
Healthcare total assets	90,823	92,848
Other total assets	76,182	65,526
Total assets	$646,359	$625,839

Public Sector goodwill	$233,850	$222,364
Healthcare goodwill	46,828	46,828
Total goodwill	$280,678	$269,192
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
As of March 31, 2025 and 2024, respectively, i3 Verticals, Inc. owned 24,386,990 and 23,416,518 of i3 Verticals, LLC's Common Units, representing a 73.4% and 70.0% economic ownership interest in i3 Verticals, LLC.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following table summarizes the impact on equity due to changes in the Company's ownership interest in i3 Verticals, LLC:

	Six Months Ended March 31,
	2025	2024
Net income attributable to non-controlling interest	$1,975	$1,908
Transfers (from) to non-controlling interests:
Distributions to non-controlling interest holders	283	—
Redemption of common units in i3 Verticals, LLC	(11,730)	(384)
Recapitalization from contribution to i3 Verticals, LLC	5,689	—
Allocation of equity (from) to non-controlling interests	(3,356)	3,750
Net transfers (from) to non-controlling interests	(9,114)	3,366
Change from net income attributable to non-controlling interests and net transfers to non-controlling interests	$(7,139)	$5,274
See Note 15 for information regarding certain recapitalization actions the Company and i3 Verticals, LLC effected during the three months ended March 31, 2025 in order to reduce excess cash held at the Company as a result of its “Up-C” structure, which adjusted the Company’s and the Continuing Equity Holders’ respective ownership interests in i3 Verticals, LLC.

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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock from continuing operations for the three and six months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Basic net income (loss) per share:
Numerator
Net income (loss)	$1,095	$(2,302)	$4,417	$(6,517)
Less: Net income (loss) attributable to non-controlling interest	1,022	(593)	2,150	(1,923)
Net income (loss) attributable to Class A common stockholders	$73	$(1,709)	$2,267	$(4,594)
Denominator
Weighted average shares of Class A common stock outstanding	23,834,233	23,331,239	23,691,648	23,299,214
Basic net income (loss) per share(1)	$0.00	$(0.07)	$0.10	$(0.20)

Diluted net income per share:
Numerator
Net income attributable to Class A common stockholders	$73		$2,267
Reallocation of net income assuming conversion of common units(2)	—		—
Net income attributable to Class A common stockholders - diluted	$73		$2,267

Denominator
Weighted average shares of Class A common stock outstanding	23,834,233		23,691,648
Weighted average effect of dilutive securities(3)	299,505		389,584
Weighted average shares of Class A common stock outstanding - diluted	24,133,738		24,081,232
Diluted net income per share	$0.00		$0.09
__________________________
1.For the three and six months ended March 31, 2024, all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net loss per share of Class A common stock for continuing operations:
a.10,091,604 and 10,092,504 weighted average shares of Class B common stock for the three and six months ended March 31, 2024, respectively, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive,
b.7,852,595 and 8,246,542 stock options for the three and six months ended March 31, 2024, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.387,235 and 427,506shares for the three and six months ended March 31, 2024, respectively, resulting from estimated stock option exercises and restricted stock units vesting as calculated by the treasury stock method were excluded because of the effect of including them would have been anti-dilutive.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
2.The reallocation of net income assuming conversion of common units represents the tax effected net income attributable to non-controlling interest using the effective income tax rates described in Note 10 above and assuming all common units of i3 Verticals, LLC were exchanged for Class A common stock at the beginning of the period. The common units of i3 Verticals, LLC held by the Continuing Equity Owners are potentially dilutive securities, and the computations of diluted net income per share assume that all common units of i3 Verticals, LLC were exchanged for shares of Class A common stock at the beginning of the period.
3.For the three and six months ended March 31, 2025, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net income per share of Class A common stock for continuing operations:
a.9,408,427 and 9,720,698 weighted average shares of Class B common stock for the three and six months ended March 31, 2025, respectively, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive, and
b.4,227,718 and 4,660,034 stock options for the three and six months ended March 31, 2025, respective, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock from discontinued operations for the three and six months ended March 31, 2024:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Basic net (loss) income per share:
Numerator
Net (loss) income	$(326)	$5,650	$(540)	$11,401
Less: Net (loss) income attributable to non-controlling interest	(99)	2,063	(175)	3,831
Net (loss) income attributable to Class A common stockholders	$(227)	$3,587	$(365)	$7,570
Denominator
Weighted average shares of Class A common stock outstanding	23,834,233	23,331,239	23,691,648	23,299,214
Basic net (loss) income per share(1)	$(0.01)	$0.15	$(0.02)	$0.32

Diluted net income per share:
Numerator
Net income attributable to Class A common stockholders		$3,587		$7,570
Reallocation of net income assuming conversion of common units(2)		—		2,894
Net income attributable to Class A common stockholders - diluted		$3,587		$10,464

Denominator
Weighted average shares of Class A common stock outstanding		23,331,239		23,299,214
Weighted average effect of dilutive securities(3)		387,235		10,520,010
Weighted average shares of Class A common stock outstanding - diluted		23,718,474		33,819,224
Diluted net income per share		$0.15		$0.31

__________________________
1.For the three and six months ended March 31, 2025, all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net loss per share of Class A common stock for discontinued operations:
a.9,408,427 and 9,720,698 weighted average shares of Class B common stock for the three and six months ended March 31, 2025, respectively, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive.
b.4,227,718 and 4,660,034 stock options for the three and six months ended March 31, 2025, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive.
c.299,505 and 389,584 shares for the three and six months ended March 31, 2025, respectively, resulting from estimated stock option exercises and restricted stock units vesting as calculated by the treasury stock method were excluded because of the effect of including them would have been anti-dilutive.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
2.The reallocation of net income assuming conversion of common units represents the tax effected net income attributable to non-controlling interest using the effective income tax rates described in Note 10 above and assuming all common units of i3 Verticals, LLC were exchanged for Class A common stock at the beginning of the period. The common units of i3 Verticals, LLC held by the Continuing Equity Owners are potentially dilutive securities, and the computations of diluted net income per share assume that all common units of i3 Verticals, LLC were exchanged for shares of Class A common stock at the beginning of the period.
3.For the three and six months ended March 31, 2024, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net loss per share of Class A common stock for discontinued operations:
a.10,091,604 weighted average shares of Class B common stock for the three months ended March 31, 2024, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive, and
b.7,852,595 and 8,246,542 stock options for the three and six months ended March 31, 2024, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock from the consolidated operations for three and six months ended March 31, 2024:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Basic net income per share:
Numerator
Net income	$769	$3,348	$3,877	$4,884
Less: Net income attributable to non-controlling interest	923	1,470	1,975	1,908
Net (loss) income attributable to Class A common stockholders	$(154)	$1,878	$1,902	$2,976
Denominator
Weighted average shares of Class A common stock outstanding	23,834,233	23,331,239	23,691,648	23,299,214
Basic net (loss) income per share(1)	$(0.01)	$0.08	$0.08	$0.13

Diluted net income per share:
Numerator
Net (loss) income attributable to Class A common stockholders		$1,878	$1,902	$2,976
Reallocation of net income assuming conversion of common units(2)		—	—	—
Net (loss) income attributable to Class A common stockholders - diluted		$1,878	$1,902	$2,976

Denominator
Weighted average shares of Class A common stock outstanding		23,331,239	23,691,648	23,299,214
Weighted average effect of dilutive securities(3)		387,235	389,584	427,506
Weighted average shares of Class A common stock outstanding - diluted		23,718,474	24,081,232	23,726,720
Diluted net income per share		$0.08	$0.08	$0.13
__________________________
1.For the three months ended March 31, 2025, all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net loss per share of Class A common stock for discontinued operations:
a.9,408,427 weighted average shares of Class B common stock for the three months ended March 31, 2025, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive.
b.4,227,718 stock options for the three months ended March 31, 2025, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive.
c.299,505 shares for the three months ended March 31, 2025, resulting from estimated stock option exercises and restricted stock units vesting as calculated by the treasury stock method were excluded because of the effect of including them would have been anti-dilutive.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
2.The reallocation of net income assuming conversion of common units represents the tax effected net income attributable to non-controlling interest using the effective income tax rates described in Note 10 above and assuming all common units of i3 Verticals, LLC were exchanged for Class A common stock at the beginning of the period. The common units of i3 Verticals, LLC held by the Continuing Equity Owners are potentially dilutive securities, and the computations of diluted net income per share assume that all common units of i3 Verticals, LLC were exchanged for shares of Class A common stock at the beginning of the period.
3.For the three months ended March 31, 2024 and the six months ended March 31, 2025 and 2024, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net income per share of Class A common stock from consolidated operations:
a.10,091,604, 9,720,698 and 10,092,504 weighted average shares of Class B common stock for the three months ended March 31, 2024 and the six months ended March 31, 2025 and 2024, respectively, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive, and
b.7,852,595, 4,660,034 and 8,246,542 stock options for the three months ended March 31, 2024 and the six months ended March 31, 2025 and 2024, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive.
In September 2022 the Company made the irrevocable election to settle the principal portion of its Exchangeable Notes only in cash, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net loss per share, if applicable. The conversion spread had a dilutive impact on diluted net loss per share of common stock when the average market price of the Company's Class A common stock for a given period exceeded the exchange price of $40.87 per share for the Exchangeable Notes. The Exchangeable Notes matured in February 2025 and we paid the entire remaining principal balance.
The Warrants sold in connection with the issuance of the Exchangeable Notes are considered to be dilutive when the average price of the Company's Class A common stock during the period exceeds the Warrants' stock price of $62.88 per share. The effect of the additional shares that may be issued upon exercise of the Warrants will be included in the weighted average shares of Class A common stock outstanding—diluted using the treasury stock method. The Warrants expire in May 2025. The Note Hedge Transactions purchased in connection with the issuance of the Exchangeable Notes are considered to be anti-dilutive and therefore do not impact our calculation of diluted net income per share. The Note Hedge Transactions expired in February 2025 upon the maturity and payment in full of the Exchangeable Notes. Refer to Note 8 for further discussion regarding the Exchangeable Notes.
Shares of the Company's Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

19. SIGNIFICANT NON-CASH TRANSACTIONS
The Company engaged in the following significant non-cash investing and financing activities related to continuing operations during the six months ended March 31, 2025 and 2024:

	Six months ended March 31,
	2025	2024
Acquisition date fair value of contingent consideration in connection with business combinations	$—	$170
Right-of-use assets obtained in exchange for operating lease obligations	$451	$537

20. SUBSEQUENT EVENTS
Recent Acquisitions
On April 1, 2025, the Company completed the acquisition of a business to expand the Company’s Public Sector utility billing software offerings within the Public Sector segment. Purchase consideration for the business

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
included $9,000 in cash funded by proceeds from the Company's revolving credit facility and cash on hand as well as an amount of contingent consideration which is still being valued.
Certain provisions in the purchase agreement provide for additional consideration of up to $5,000, in the aggregate, to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreement, through no later than September 2027. The Company is in process of determining the acquisition date fair values of the liabilities for the contingent consideration based on discounted cash flow analyses. In each subsequent reporting period, the Company will reassess its current estimates of performance relative to the targets and adjust the contingent liabilities to their fair values through earnings.
The effect of the acquisition will be included in the consolidated statements of operations beginning April 1, 2025. The Company is still evaluating the allocations of the preliminary purchase consideration and pro forma results of operations.
Recent Divestitures
On May 5, 2025, i3 Verticals, LLC and i3 Healthcare Solutions, LLC, a wholly-owned subsidiary of i3 Verticals, LLC (“Seller,” and collectively with i3 Verticals, LLC, the “Seller Parties”), completed the sale of the equity interests of certain wholly-owned subsidiaries of the Seller (the “Healthcare RCM Acquired Entities”) which owned and operated the Company's healthcare revenue cycle management business, including its associated proprietary technology (the “Healthcare RCM Business”), to Infinx, Inc. (“Healthcare RCM Buyer”), a Texas corporation, pursuant to the terms of that certain Securities Purchase Agreement dated as of May 5, 2025, by and among Healthcare RCM Buyer and the Seller Parties (the “Healthcare RCM Purchase Agreement;” the transactions contemplated by the Healthcare RCM Purchase Agreement, the “Healthcare RCM Transactions”). In addition, immediately prior to the sale of the equity interests of the Healthcare RCM Acquired Entities pursuant to the Healthcare RCM Purchase Agreement, i3 Verticals, LLC and certain of its subsidiaries contributed and/or assigned certain assets and certain liabilities related to the Healthcare RCM Business to the Healthcare RCM Acquired Entities. The purchase price payable by Healthcare RCM Buyer to Seller for the equity interests of the Healthcare RCM Acquired Entities was $96.0 million, paid in cash at closing, subject to post-closing net working capital and other purchase price adjustments as provided in the Healthcare RCM Purchase Agreement.
As of March 31, 2025, the Company's Healthcare RCM Business was not classified as held for sale according to GAAP due to the lack of identification of a final buyer, preliminary stage of buyer's diligence and lack of Board approval for the sale. Accordingly, the current period and historical results of the Healthcare RCM Business are presented within results from continuing operations in this Quarterly Report on Form 10-Q.
In connection with the sale of the Healthcare RCM Business, the Company fully accelerated the vesting period for the options and RSUs (to the extent not previously vested) held by employees of the Healthcare RCM Business immediately prior to the closing of the Healthcare RCM Transactions pursuant to the Healthcare RCM Purchase Agreement.
Amendment to Credit Agreement
On May 5, 2025, i3 LLC entered into that certain Second Amendment to Credit Agreement (the “Amendment”), which amends that certain Credit Agreement dated as of May 8, 2023, as amended (the “Existing Credit Agreement”), with the guarantors and the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
The Amendment provides for certain amendments to the Existing Credit Agreement, including amendments that permitted and accommodated the execution of the Healthcare RCM Purchase Agreement and the consummation of the Healthcare RCM Transactions. The Amendment also permanently reduced the aggregate lender commitments under the Company’s revolving line of credit from $450,000 to $400,000.

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
•our ability to execute on our strategy and achieve our goals following the completion of the sale of our Merchant Services Business and the completion of the sale of our Healthcare RCM Business;
•risks related to ongoing and future economic and geopolitical conditions, including the impact of inflationary pressures, elevated interest rates, current geopolitical instability (including with respect to the current dispute between India and Pakistan), and tariff and trade-related developments;
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

•exposure to economic conditions and political risks affecting consumer, commercial and government spending, including as a result of budgetary and political pressures to reduce government spending, as well as any decline in the use of credit cards;
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

Executive Overview
The Company delivers seamless enterprise software to customers in strategic vertical markets. Building on its sophisticated and diverse platform of software and services solutions, the Company creates and acquires software products to serve the specific needs of public and private organizations in the Public Sector.
Recent Developments
Inflationary pressures, elevated interest rate levels, monetary policy, the current geopolitical situation (including the military conflicts in the Middle East and Ukraine as well as the current dispute between India and Pakistan), tariff and trade-related developments, and budgetary and political pressures to reduce government spending are causing broad economic uncertainty and could potentially cause new, or exacerbate existing, economic challenges that may impact us. For example, we have business operations in Canada, and the determination of Canadian governmental authorities or businesses to cancel or not renew contracts, or otherwise reduce business, with U.S. companies as a result of current trade tensions with the United States, as has been advocated by certain Canadian governmental authorities, could adversely impact our financial results. As the future magnitude, duration and effects of these conditions are difficult to predict at this time, we are unable to predict the extent of the potential effect on our financial results.
Liquidity
At March 31, 2025, we had $7.7 million of cash and cash equivalents and $438.0 million of available capacity under our 2023 Senior Secured Credit Facility subject to our financial covenants. As of March 31, 2025, we were in compliance with these covenants with a consolidated interest coverage ratio and total leverage ratio 92.5x, and 0.1x, respectively. For additional information about our Exchangeable Notes and 2023 Senior Secured Credit Facility, see the section entitled “Liquidity and Capital Resources” below.
Sale of Healthcare RCM Business
On May 5, 2025, i3 Verticals, LLC, and i3 Healthcare Solutions, LLC, a wholly-owned subsidiary of i3 Verticals, LLC (“Seller,” and collectively with i3 Verticals LLC, the “Seller Parties”), completed the sale of the equity interests of certain wholly-owned subsidiaries of the Seller (the “Healthcare RCM Acquired Entities”) which owned and operated the Company's Healthcare RCM Business to Infinx, Inc. (“Healthcare RCM Buyer”), a Texas corporation, pursuant to the terms of that certain Securities Purchase Agreement dated as of May 5, 2025, by and among Healthcare RCM Buyer and the Seller Parties (the “Healthcare RCM Purchase Agreement;” the transactions contemplated by the Healthcare RCM Purchase Agreement, the “Healthcare RCM Transactions”). In addition, immediately prior to the sale of the equity interests of the Healthcare RCM Acquired Entities pursuant to the Healthcare RCM Purchase Agreement, i3 Verticals, LLC and certain of its subsidiaries contributed and/or assigned certain assets and certain liabilities related to the Healthcare RCM Business to the Healthcare RCM Acquired Entities. The purchase price payable by Healthcare RCM Buyer to Seller for the equity interests of the Healthcare RCM Acquired Entities was $96.0 million, paid in cash at closing, subject to post-closing net working capital and other purchase price adjustments as provided in the Healthcare RCM Purchase Agreement. The Healthcare RCM Business contributed $9.1 million and $18.9 million of revenue for the three and six months ended March 31, 2025, respectively.
The Healthcare RCM Business was not classified as held for sale according to GAAP as of March 31, 2025. Accordingly, the current period and historical results of the Healthcare RCM Business are presented within results from continuing operations in this Quarterly Report on Form 10-Q.
Sale of Merchant Services Business
On September 20, 2024, i3 Verticals, LLC, and i3 Holdings Sub, Inc., a wholly-owned subsidiary of i3 Verticals, LLC (“Corporation Seller,” and collectively with i3 Verticals, LLC, the “Sellers”) completed the transactions (such closing, the “Closing”) contemplated by that certain Securities Purchase Agreement dated as of June 26, 2024 (the “Merchant Services Purchase Agreement”), by and among i3 Verticals, LLC, Corporation Seller, the Company (solely for the purpose of providing a guaranty of the obligations of Sellers as set forth in the Merchant Services Purchase Agreement), Payroc Buyer, LLC (“Merchant Services Buyer”), and Payroc WorldAccess, LLC (solely for the purpose of providing a guaranty of the obligations of Merchant Services Buyer as set forth in the Merchant Services Purchase Agreement), the entry into which Merchant Services Purchase Agreement was previously disclosed in a Current Report on Form 8-K filed by the Company on June 26, 2024.

Pursuant to the terms of the Merchant Services Purchase Agreement, the Sellers sold to Merchant Services Buyer the equity interests of certain direct and indirect wholly-owned subsidiaries of Sellers (the “Merchant Services Acquired Entities”) primarily comprising the Company's merchant services business, including its associated proprietary technology (the “Merchant Services Business”), after giving effect to the contribution of certain assets and the assignment of certain liabilities associated with the Merchant Services Business from i3 Verticals, LLC and certain affiliates to the Merchant Services Acquired Entities pursuant to a contribution agreement which was entered into immediately prior to the Closing. Pursuant to the terms of the Merchant Services Purchase Agreement, Merchant Services Buyer paid to Sellers an aggregate purchase price of approximately $437 million (after giving effect to post-closing net working capital, indebtedness and cash adjustments), payable in cash at the Closing.
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
Recent acquisitions
On April 1, 2025, we completed the acquisition of a business to expand our utility management software offerings in the Public Sector segment. Total purchase consideration was $9.0 million in cash funded by the proceeds from our revolving credit facility and cash on hand as well as an amount of contingent consideration of up to $5.0 million, in the aggregate, to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreement, through no later than September 2027. The Company is in process of determining the acquisition date fair values of the liabilities for the contingent consideration based on discounted cash flow analyses.
Acquisitions during the six months ended March 31, 2025
During the six months ended March 31, 2025, we did not complete any acquisitions.
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

Expenses
Other costs of services. Other costs of services include costs directly related to our software and related services. Additionally, other costs of services include costs directly attributable related to payment processing services such as processing and bank sponsorship. Losses resulting from chargebacks against a customer are included in other cost of services. Residual payments to our distribution partners and the cost of equipment sold is also included in cost of services. Amortization arising from capitalized software development is not included in other cost of services. Other costs of services are recognized at the time the related revenue is recognized. Following the disposal of our Merchant Services Business in the fourth quarter of fiscal year 2024, our core business is providing software solutions for key verticals. Given the change in our business model following the sale of our Merchant Services Business, we have reclassified certain expenses to better align with the primary industry in which we now operate. During the first quarter of fiscal year 2025, we revised our presentation of certain expenses in the Condensed Consolidated Statements of Operations from selling, general and administrative expenses to other costs of services. We reclassified personnel costs related to installation of our software, conversion of client data, training client personnel, customer support activities and various other services provided directly to customers from selling, general and administrative to other costs of services. We also reclassified certain hosting and related software costs for directly supporting our customers from selling, general and administrative to other costs of services. Refer to Note 3 for discussion of the change in the current and prior period presentation.
Selling, general and administrative. Selling, general and administrative expenses include certain salaries and other employment costs, professional services, internal technology expenses, rent and utilities and other operating costs. Salaries and other employment costs within selling, general and administrative include individuals associated with shared services, product development, sales and other functions. Following the disposal of our Merchant Services Business in the fourth quarter of fiscal year 2024, our core business is providing software solutions for key verticals. Given the change in our business model following the sale of our Merchant Services Business, we have reclassified certain expenses to better align with the primary industry in which we now operate. During the first quarter of fiscal year 2025, we revised our presentation of certain expenses in the Condensed Consolidated Statements of Operations from selling, general and administrative expenses to other costs of services. Refer to Note 3 for discussion of the change in the current and prior period presentation.
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
Interest expense. Our interest expense consists of interest on our outstanding indebtedness under our 2023 Senior Secured Credit Facility, and prior to their maturity, the Exchangeable Notes, and amortization of debt issuance costs.
How We Assess Our Business
As a result of the sale of the Merchant Services Business, the historical results of the Merchant Services segment and a small portion of the historical Software and Services segment which had been included in the Merchant Services Business have been reflected as discontinued operations in our consolidated financial statements. After giving effect to these developments, the Company has two reportable segments, Public Sector and Healthcare, and an Other category. In addition, as disclosed above, we completed the disposition of our Healthcare RCM Business on May 5, 2025.The Healthcare RCM Business contributed $9.1 million and $18.9 million of revenue for the three and six months ended March 31, 2025, respectively.

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
Key Performance Indicators
We evaluate our performance through various metrics, including the following key performance indicators:
•Annualized recurring revenue ("ARR");
•Adjusted EBITDA margin

ARR is the annualized revenue derived from recurring sources where we have an ongoing contract with our customers. We believe revenue from recurring sources is a strategic priority. ARR is comprised of software-as-a-service (“SaaS”) arrangements, transaction-based software-revenue, software maintenance, recurring software-based services, payments revenue and other recurring revenue sources within the quarter. The sum of these revenue categories is multiplied by four to calculate ARR. ARR excludes revenue that is not recurring or is one-time in nature.
We believe this metric provides useful information to investors by providing visibility regarding the ongoing revenue potential of our business model and providing a clearer picture of our sustainable revenue base. Further, our management uses ARR as a metric because it helps us to assess the health and trajectory of our business. We believe that focusing on ARR can orient our sales and operations management towards long-term, reliable revenue growth. This focus on recurring revenue is particularly relevant for businesses operating under a subscription model, where customer retention and contract renewals play a significant role in long-term financial performance.
ARR does not have a standardized definition and is therefore unlikely to be comparable to similarly titled measures presented by other companies. It should be reviewed independently of revenue and it is not a forecast. Additionally, ARR does not take into account seasonality. The active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers. ARR from continuing operations for the three months ended March 31, 2025 and 2024 was $199.1 million and $186.8 million, respectively, representing a period-to-period growth rate of 7%.
Adjusted EBITDA margin is used by the Company to measure operating performance and for purposes of making decisions about allocating resources to our business segments. Adjusted EBITDA margin for any particular period is adjusted EBITDA as a percentage of revenue for such period. Adjusted EBITDA is calculated as earnings adjusted to exclude interest, tax, depreciation, amortization, stock-compensation expense, non-cash changes in the fair value of contingent consideration, M&A-related expenses, and certain other adjustments that management believes are not reflective of our underlying operations. Adjusted EBITDA and Adjusted EBITDA margin are presented at a segment level in our financial statement footnotes in accordance with ASC 280 – “Segment Reporting.” Adjusted EBITDA margin for our public sector segment was 41% for both the three months ended March 31, 2025 and 2024. Further, Adjusted EBITDA margin for our healthcare segment was 16% for both the three months ended March 31, 2025 and 2024. For additional information regarding Adjusted EBITDA and Adjusted EBITDA margin, see Note 16. Adjusted EBITDA and Adjusted EBITDA margin, when presented on a consolidated basis in our other public disclosures, are non-GAAP financial measures.

Results of Operations
As a result of the sale of the Merchant Services Business, the historical results of the Merchant Services Business have been reflected as discontinued operations in our condensed consolidated financial statements. Prior period results of operations and balance sheet information have been recast to reflect this presentation, and the discussion below relates to our continuing operations after giving effect to the reclassification for the Merchant Services Business as discontinued operations. In addition, as noted above, since the Healthcare RCM Business was not classified as held for sale according to GAAP as of March 31, 2025, the current period and historical results of the Healthcare RCM Business are presented within results from continuing operations.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
The following table presents our historical results of operations for the periods indicated:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	Amount	%

Revenue	$63,059	$57,968	$5,091	8.8%

Operating expenses
Other costs of services (excluding depreciation and amortization)(1)	22,187	21,147	1,040	4.9%
Selling, general and administrative(1)	28,687	27,432	1,255	4.6%
Depreciation and amortization	7,840	7,193	647	9.0%
Change in fair value of contingent consideration	381	(290)	671	n/m
Total operating expenses	59,095	55,482	3,613	6.5%

Income from operations	3,964	2,486	1,478	59.5%

Other (income) expenses
Interest expense	446	7,714	(7,268)	(94.2)%
Other income	(631)	(2,257)	1,626	(72.0)%
Total other (income) expenses	(185)	5,457	(5,642)	n/m

Income (loss) before income taxes	4,149	(2,971)	7,120	n/m

Provision for (benefit from) income taxes	3,054	(669)	3,723	n/m

Net income (loss) from continuing operations	1,095	(2,302)	3,397	n/m
Net (loss) income from discontinued operations, net of income taxes	(326)	5,650	(5,976)	n/m
Net income	769	3,348	(2,579)	(77.0)%

Net income (loss) from continuing operations attributable to non-controlling interest	1,022	(593)	1,615	n/m
Net (loss) income from discontinued operations attributable to non-controlling interest	(99)	2,063	(2,162)	n/m
Net income attributable to non-controlling interest	923	1,470	(547)	(37.2)%

Net income (loss) from continuing operations attributable to i3 Verticals, Inc.	73	(1,709)	1,782	n/m
Net (loss) income from discontinued operations attributable to i3 Verticals, Inc.	(227)	3,587	(3,814)	n/m
Net (loss) income attributable to i3 Verticals, Inc.	$(154)	$1,878	$(2,032)	n/m
n/m = not meaningful
_________________________________________
1.Refer to Note 3 for discussion of the change in the current and prior period presentation.

Revenue
Revenue increased $5.1 million, or 8.8%, to $63.1 million for the three months ended March 31, 2025 from $58.0 million for the three months ended March 31, 2024. This increase included incremental revenue from an acquisition within the Public Sector vertical of $1.2 million, net of any intercompany eliminations. The remaining increase was primarily driven by an increase of $2.5 million in recurring revenues and an increase of $1.5 million in software license revenue, partially offset by a a decrease in professional services of $0.3 million
Revenue within Public Sector increased $5.3 million, or 11.3%, to $52.4 million for the three months ended March 31, 2025 from $47.1 million for the three months ended March 31, 2024. This increase included incremental revenue from an acquisition of $1.2 million, net of any intercompany eliminations. The remaining increase was primarily driven by an increase in recurring revenues of $2.9 million and an increase of $1.3 million in software license revenue, partially offset by a decrease in professional services of $0.3 million.
Revenue within Healthcare decreased $0.2 million, or 1.8%, to $10.9 million for the three months ended March 31, 2025 from $11.1 million for the three months ended March 31, 2024. This decrease was mostly driven by a decrease in revenue cycle management revenues of $0.3 million driven by an unusually large snow storm on the Gulf Coast that reduced volumes of procedures within our customer base, partially offset by an increase of $0.2 million in software license revenue.
Other Costs of Services
Other costs of services increased $1.0 million, or 4.9%, to $22.2 million for the three months ended March 31, 2025 from $21.1 million for the three months ended March 31, 2024. This increase included incremental other costs of services from an acquisition within the Public Sector vertical of $0.3 million. The remaining increase was primarily driven by an increase in internal personnel costs of $0.3 million and an increase of $0.4 million in software costs, partially offset by a decrease of $0.5 million in stock compensation expense within other costs of services for the three months ended March 31, 2025 from the three months ended March 31, 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $1.3 million, or 4.6%, to $28.7 million for the three months ended March 31, 2025 from $27.4 million for the three months ended March 31, 2024. This increase included incremental expenses from an acquisition within the Public Sector vertical of $1.0 million, net of any intercompany eliminations. The remaining increase was primarily driven by an increase in internal and external personnel costs of $0.7 million, partially offset by a decrease in stock compensation expense within selling, general and administrative expenses of $0.6 million for the three months ended March 31, 2025 from the three months ended March 31, 2024.
Depreciation and Amortization
Depreciation and amortization increased $0.6 million, or 9.0%, to $7.8 million for the three months ended March 31, 2025 from $7.2 million for the three months ended March 31, 2024. Amortization expense increased $0.6 million to $7.1 million for the three months ended March 31, 2025 from $6.5 million for the three months ended March 31, 2024 primarily due to an increase in capitalized software project releases, driving an increase in amortization expense. Depreciation expense increased slightly by $57 thousand to $0.7 million for the three months ended March 31, 2025 from $0.7 million for the three months ended March 31, 2024.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a charge of $0.4 million for the three months ended March 31, 2025 related to adjustments to the expected present value of consideration to be paid for earnouts. The change in fair value of contingent consideration for the three months ended March 31, 2024 was a benefit of $0.3 million.
Interest Expense
Interest expense decreased $7.3 million, or 94.2%, to $0.4 million for the three months ended March 31, 2025 from $7.7 million for the three months ended March 31, 2024. The decrease reflects a lower average outstanding debt balance for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

Other (Income) Expense
Other income was $0.6 million during the three months ended March 31, 2025, and other income was $2.3 million during the three months ended March 31, 2024. Other income during the three months ended March 31, 2025 reflects income from the Transition Services Agreement and Processing Services Agreement related to the sale of the Merchant Services Business of $0.5 million and income generated from cash held at financial institutions of $0.1 million. Other income during the three months ended March 31, 2024 reflects the gain on the Exchangeable Note Repurchases and gain on Warrant Unwinds, net of the loss on Note Hedge Unwinds.
Provision for (Benefit from) Income Taxes
The provision for income taxes increased to a provision for $3.1 million for the three months ended March 31, 2025 from a benefit of $0.7 million for three months ended March 31, 2024. Our effective tax rate was 74% for the three months ended March 31, 2025. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company. The income of majority-owned i3 Verticals, LLC is not taxed at the entity-level. i3 Verticals, Inc. is subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.
Net (Loss) Income from Discontinued Operations, Net of Income Taxes
We had $0.3 million in net loss from discontinued operations, net of income tax, for the three months ended March 31, 2025 compared to $5.7 million in net income from discontinued operations, net of income tax, for the three months ended March 31, 2024. See Note 2 to our condensed consolidated financial statements for additional information and detail on the financial results of discontinued operations.
The net loss from discontinued operations, net of income tax, for the three months ended March 31, 2025 reflects adjustments to the gain on the sale of the Merchant Services Business. The net income from discontinued operations, net of income tax, for the three months ended March 31, 2024 included a complete quarter of business activity, including revenue of $36.6 million, operating expenses of $29.6 million, and a provision for income taxes of $1.2 million.

Six Months Ended March 31, 2025 Compared to Six Months Ended March 31, 2024
The following table presents our historical results of operations for the periods indicated:

	Six Months Ended March 31,		Change
(in thousands)	2025	2024	Amount	%

Revenue	$124,750	$113,022	$11,728	10.4%

Operating expenses
Other costs of services (excluding depreciation and amortization)(1)	43,218	40,724	2,494	6.1%
Selling, general and administrative(1)	57,587	54,607	2,980	5.5%
Depreciation and amortization	15,524	14,247	1,277	9.0%
Change in fair value of contingent consideration	1,758	(527)	2,285	n/m
Total operating expenses	118,087	109,051	9,036	8.3%

Income from operations	6,663	3,971	2,692	67.8%

Other (income) expenses
Interest expense	1,126	14,401	(13,275)	(92.2)%
Other income	(2,457)	(2,150)	(307)	14.3%
Total other (income) expenses	(1,331)	12,251	(13,582)	n/m

Income (loss) before income taxes	7,994	(8,280)	16,274	n/m

(Benefit from) provision for income taxes	3,577	(1,763)	5,340	n/m

Net income (loss) from continuing operations	4,417	(6,517)	10,934	n/m
Net (loss) income from discontinued operations, net of income taxes	(540)	11,401	(11,941)	n/m
Net income	3,877	4,884	(1,007)	(20.6)%

Net income (loss) from continuing operations attributable to non-controlling interest	2,150	(1,923)	4,073	n/m
Net (loss) income from discontinued operations attributable to non-controlling interest	(175)	3,831	(4,006)	n/m
Net income attributable to non-controlling interest	1,975	1,908	67	3.5%

Net income (loss) from continuing operations attributable to i3 Verticals, Inc.	2,267	(4,594)	6,861	n/m
Net (loss) income from discontinued operations attributable to i3 Verticals, Inc.	(365)	7,570	(7,935)	n/m
Net income attributable to i3 Verticals, Inc.	$1,902	$2,976	$(1,074)	(36.1)%
n/m = not meaningful
_________________________________________
1.Refer to Note 3 for discussion of the change in the current and prior period presentation.
Revenue
Revenue increased $11.7 million, or 10.4%, to $124.8 million for the six months ended March 31, 2025 from $113.0 million for the six months ended March 31, 2024. This increase included incremental revenue from an acquisition within the Public Sector vertical of $2.4 million, net of any intercompany eliminations. The remaining increase was primarily driven by an increase of $5.4 million in recurring revenues and an increase of $3.7 million in software license revenue.

Revenue within Public Sector increased $10.6 million, or 11.7%, to $101.2 million for the six months ended March 31, 2025 from $90.6 million for the six months ended March 31, 2024. This increase included incremental revenue from an acquisition of $5.4 million, net of any intercompany eliminations. The remaining increase was primarily driven by an increase in recurring revenues of $5.9 million and an increase of $2.0 million in software license revenue.
Revenue within Healthcare increased $1.4 million, or 6.2%, to $24.0 million for the six months ended March 31, 2025 from $22.6 million for the six months ended March 31, 2024. This increase was mostly driven by an increase in software license revenue of $1.8 million, partially offset by a decrease in revenue cycle management revenues of $0.3 million, driven by an unusually large snow storm on the Gulf Coast that reduced volumes of procedures within our customer base, and a decrease in professional services revenue of $0.1 million.
Other Costs of Services
Other costs of services increased $2.5 million, or 6.1%, to $43.2 million for the six months ended March 31, 2025 from $40.7 million for the six months ended March 31, 2024. This increase included incremental other costs of services from an acquisition within the Public Sector vertical of $0.6 million, net of any intercompany eliminations. The remaining increase was primarily driven by an increase in internal personnel costs of $1.6 million, partially offset by a decrease of $0.9 million in stock compensation expense within other costs of services for the six months ended March 31, 2025 from the six months ended March 31, 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $3.0 million, or 5.5%, to $57.6 million for the six months ended March 31, 2025 from from $54.6 million for the six months ended March 31, 2024. This increase included incremental expenses from an acquisition within the Public Sector vertical of $1.9 million, net of any intercompany eliminations. The remaining increase was primarily driven by an increase in internal and external personnel costs of $1.9 million and internal technology costs $1.0 million for the six months ended March 31, 2025 from the six months ended March 31, 2024, partially offset by a decrease in stock compensation expense within selling, general and administrative expenses of $1.7 million and a decrease in professional services expense of $0.2 million for the six months ended March 31, 2025 from the six months ended March 31, 2024.
Depreciation and Amortization
Depreciation and amortization increased $1.3 million, or 9.0%, to $15.5 million for the six months ended March 31, 2025 from $14.2 million for the six months ended March 31, 2024. Amortization expense increased $1.2 million to $14.1 million for the six months ended March 31, 2025 from $12.9 million for the six months ended March 31, 2024 primarily due to an increase in capitalized software project releases, driving an increase in amortization expense. Depreciation expense increased by $0.1 million to $1.4 million for the six months ended March 31, 2025 from $1.3 million for the six months ended March 31, 2024.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a charge of $1.8 million for the six months ended March 31, 2025 related to adjustments to the expected present value of consideration to be paid for earnouts. The change in fair value of contingent consideration for the six months ended March 31, 2024 was a benefit of $0.5 million.
Interest Expense
Interest expense decreased $13.3 million, or 92.2%, to $1.1 million for the six months ended March 31, 2025 from $14.4 million for the three months ended March 31, 2024. The decrease reflects a lower average outstanding debt balance for the six months ended March 31, 2025, as compared to the six months ended March 31, 2024.

Other Income
Other income was $2.5 million during the six months ended March 31, 2025, and other income was $2.2 million during the six months ended March 31, 2024. Other income during the the six months ended March 31, 2025 reflects income from the Transition Services Agreement and Processing Services Agreement related to the sale of the Merchant Services Business of $1.0 million, income generated from cash held at financial institutions of $0.9 million, and a gain on disposal of property and equipment of $0.6 million related to the sale of a building purchased through previous acquisitions. Other income during the six months ended March 31, 2024 reflects the gain on the Exchangeable Note Repurchases and gain on Warrant Unwinds, net of the loss on Note Hedge Unwinds and loss on the sale of a building purchased through acquisition.
Provision for (Benefit from) Income Taxes
The provision for income taxes increased to a provision for $3.6 million for the six months ended March 31, 2025 from a benefit of $1.8 million for six months ended March 31, 2024. Our effective tax rate was 45% for the six months ended March 31, 2025. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company. The income of majority-owned i3 Verticals, LLC is not taxed at the entity-level. i3 Verticals, Inc. is subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.
Net (Loss) Income from Discontinued Operations, Net of Income Taxes
We had $0.5 million in net loss from discontinued operations, net of income tax, for the six months ended March 31, 2025 compared to $11.4 million in net income from discontinued operations, net of income tax, for the six months ended March 31, 2024. See Note 2 to our condensed consolidated financial statements for additional information and detail on the financial results of discontinued operations.
The net loss from discontinued operations, net of income tax, for the six months ended March 31, 2025 reflects adjustments to the gain on the sale of the Merchant Services Business. The net income from discontinued operations, net of income tax, for the six months ended March 31, 2024 included a complete six months of business activity, including revenue of $73.5 million, operating expenses of $59.5 million, and a provision for income taxes of $2.5 million.
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

Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash from operating activities. As of March 31, 2025, we had $7.7 million of cash and cash equivalents and available borrowing capacity of $438.0 million under our 2023 Senior Secured Credit Facility (which was subsequently reduced in connection with the Second Amendment, as described below), subject to the financial covenants. We usually minimize cash balances by making payments on our revolving line of credit to minimize borrowings and interest expense. As of March 31, 2025, we had borrowings outstanding of $12.0 million under the 2023 Senior Secured Credit Facility. For additional information about our 2023 Senior Secured Credit Facility, see the section entitled "— 2023 Senior Secured Credit Facility" below. In addition, as noted above, on May 5, 2025, we sold our Healthcare RCM Business pursuant to the terms of the Healthcare RCM Purchase Agreement, for a purchase price of approximately $96 million, paid in cash at closing, subject to post-closing net working capital and other purchase price adjustments as provided in the Healthcare RCM Purchase Agreement.

Our primary cash needs are to fund working capital requirements, make capital expenditures and otherwise invest in our technology infrastructure, fund acquisitions and related contingent consideration, make scheduled principal and interest payments on our outstanding indebtedness, pay tax distributions to members of i3 Verticals, LLC as discussed below, and make repurchases of shares of Class A common stock under our share repurchase program as discussed below. We consistently have positive cash flow provided by operations and expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under the 2023 Senior Secured Credit Facility will be sufficient to fund our cash needs as described above for at least the next twelve months and foreseeable future. Our growth strategy includes acquisitions. We expect to fund acquisitions through a combination of cash on hand, net cash from operating activities, borrowings under our 2023 Senior Secured Credit Facility and through the issuance of equity and debt securities. As a holding company, we depend on distributions or loans from i3 Verticals, LLC to access funds earned by our operations. The covenants contained in the 2023 Senior Secured Credit Facility may restrict i3 Verticals, LLC’s ability to provide funds to i3 Verticals, Inc.
Our liquidity profile has reflected our completed offering in February 2020 of an aggregate principal amount of $138.0 million in 1.0% Exchangeable Senior Notes due 2025, with substantially all the proceeds being used to pay down outstanding borrowings under our Prior Senior Secured Credit Facility. We repurchased $90.8 million in aggregate principal amount of the 1.0% Exchangeable Senior Notes on January 18, 2024 as described below, and also repurchased of $21.0 million in aggregate principal amount of Exchangeable Senior Notes in open market purchases in 2020. The Exchangeable Notes matured on February 15, 2025, and we paid $26.4 million in satisfaction of the outstanding principal and accrued interest in connection therewith.

Our 2023 Senior Secured Credit Facility, as amended, requires us to maintain a consolidated interest coverage ratio not less than 3.0 to 1.0 and total leverage ratio not exceeding 5.0 to 1.0. As of March 31, 2025, we were in compliance with these covenants with a consolidated interest coverage ratio and total leverage ratio of 92.5x and 0.1x, respectively. Although we believe our liquidity position remains strong, there can be no assurance that we will be able to raise additional funds, in the form of debt or equity, or to amend our 2023 Senior Secured Credit Facility on terms acceptable to us, if at all, even if we determined such actions were necessary in the future. Although we believe our liquidity position remains strong, there can be no assurance that we will be able to raise additional funds, in the form of debt or equity, or to amend our 2023 Senior Secured Credit Facility on terms acceptable to us, if at all, even if we determined such actions were necessary in the future.
In January 2025, i3 Verticals, LLC, a pass-through entity in which the Company holds a majority ownership interest, made a tax distribution (the “LLC Tax Distribution”) to the Company and the other members of i3 Verticals, LLC (the “Continuing Equity Owners”) related to the taxable income associated with the gain on the sale of the Merchant Services Business completed in September 2024 that was anticipated to be recognized for 2024 federal income tax purposes by members of the Company. As a result of differences in the amount of net taxable income allocable to the Company and to the Continuing Equity Owners and the higher assumed tax rate of the Continuing Equity Owners than the tax rate of the Company, this LLC Tax Distribution resulted in the Company holding cash in excess of the Company’s tax liabilities, its obligation to make payments under its tax receivables agreement, and any other expected liabilities of the Company. Thereafter, on January 23, 2025, the Company and i3 Verticals, LLC effected certain recapitalization actions in order to reduce excess cash held at the Company following this LLC Tax Distribution. For additional information regarding the ownership interest of the Company in i3 Verticals, LLC and the capitalization of i3 Verticals, LLC, see Note 1 to the accompanying unaudited condensed consolidated financial statements contained in this report. For additional information regarding these recapitalization transactions, see Note 15 to the accompanying unaudited condensed consolidated financial statements contained in this report.

Cash Flows
The discussion of our cash flows that follows does not include the impact of any adjustments to remove the Merchant Services Business as discontinued operations and is stated on a total company consolidated basis. The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.
Six Months Ended March 31, 2025 and 2024

	Six months ended March 31,
	2025	2024
	(in thousands)
Net cash (used in) provided by operating activities	$(15,627)	$25,147
Net cash used in investing activities	$(3,675)	$(12,369)
Net cash used in financing activities	$(60,029)	$(17,885)

Cash Flow from Operating Activities
Net cash provided by operating activities decreased $40.8 million to net cash used in operating activities of $15.6 million for the six months ended March 31, 2025 from net cash provided by operating activities of $25.1 million for the six months ended March 31, 2024. Our net income decreased from $4.9 million for the six months ended March 31, 2024 to $3.9 million for the six months ended March 31, 2025. The primary driver of the decrease in cash provided by operating activities was cash paid for income taxes of $34.2 million during the six months ended March 31, 2025, primarily consisting of income taxes related to the sale of the Merchant Services Business, which were accrued in fiscal year 2024, but paid in the six months ended March 31, 2025. The decrease in cash provided by operating activities was also driven by reductions in net operating assets and liabilities, excluding the impact of income taxes, of $11.2 million, which are impacted by the timing of collections and payments, for the six months ended March 31, 2025 compared to the six months ended March 31, 2024. In addition, there was a decrease in contingent consideration paid in excess of original estimates of $3.1 million and an increase in changes in non-cash contingent consideration of $2.3 million, for the six months ended March 31, 2025 compared to the six months ended March 31, 2024.
Cash Flow from Investing Activities
Net cash used in investing activities decreased $8.7 million to $3.7 million for the six months ended March 31, 2025 from $12.4 million for the six months ended March 31, 2024. The largest drivers of the decrease in cash used in investing activities were a decrease of $4.2 million in purchases of merchant portfolios and residual buyouts, a decrease of $1.9 million in expenditures for capitalized software, a decrease of $1.1 million in cash used in acquisitions (net of cash acquired) and an increase of $0.9 million in proceeds from the sale of property and equipment during the six months ended March 31, 2025 compared to the six months ended March 31, 2024.
Cash Flow from Financing Activities
Net cash used in financing activities increased $42.1 million to $60.0 million net cash used in financing activities for the six months ended March 31, 2025 from $17.9 million net cash used by financing activities for the six months ended March 31, 2024. The increase in net cash used in financing activities was driven by net borrowings from in excess of payments on the revolving credit facility decreased $61.7 million during the six months ended March 31, 2025 from the six months ended March 31, 2024, as well as $26.2 million in payments to extinguish the Exchangeable Notes, $23.8 million in payments for required distributions on behalf of members for tax obligations and $10.0 million in payments for required distributions to members under the Tax Receivable Agreement during the six months ended March 31, 2025, which did not occur during the six months ended March 31, 2024. These uses of cash for financing activities were partially offset by $87.8 million in payments for repurchases of Exchangeable Notes during the six months ended March 31, 2024, which did not recur during the six months ended March 31, 2025, and a decrease in net payments for settlement obligations of $2.7 million during the six months ended March 31, 2025 compared to the six months ended March 31, 2024.
2023 Senior Secured Revolving Credit Facility
On May 8, 2023, i3 Verticals, LLC (the “Borrower”), entered into that certain Credit Agreement (as amended by the first amendment dated June 26, 2024, the “2023 Senior Secured Credit Facility”) with the guarantors and lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (“JPMorgan”). The 2023 Senior Secured Credit Facility replaces the Prior Senior Secured Credit Facility. As amended by the Second Amendment described below, the 2023 Senior Secured Credit Facility provides for aggregate commitments of $400 million in the form of a senior secured revolving credit facility (the “Revolver”). In addition, on February 11, 2025, the Borrower entered into a letter agreement with the administrative agent and the lenders under the 2023 Senior Secured Credit Facility providing the Borrower with a one-time consent to an earlier reduction in the pricing of the revolving loans than what is otherwise permitted by the terms of the 2023 Senior Secured Credit Facility. Such reduction became effective as of September 27, 2024, which is the date that the Borrower paid down the outstanding balance of the revolving loans with proceeds of the sale of the Merchant Services Business and achieved a consolidated total net leverage ratio of less than 2.0 to 1.0, instead of November 26, 2024, which is the date that the Borrower delivered its compliance certificate for the fiscal quarter ending September 30, 2024. Further, on May 5, 2025, the Borrower entered into a second amendment (the “Second Amendment”) to the 2023 Senior Secured Credit Facility to permit the Healthcare RCM Transactions. The Second Amendment also permanently reduces the aggregate lender commitments under the Revolver from $450 million to $400 million.

The 2023 Senior Secured Credit Facility provides that the Borrower has the right to seek additional commitments to provide additional term loan facilities or additional revolving credit commitments in an aggregate principal amount up to, as of any date of determination, the sum of (i) the greater of $100 million and 100% of the Borrower’s consolidated EBITDA (as defined in the 2023 Senior Secured Credit Facility) for the most recently completed four quarter period, plus (ii) the amount of certain prepayments of certain indebtedness, so long as, among other things, after giving pro forma effect to the incurrence of such additional borrowings and any related transactions, the Borrower’s consolidated interest coverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not be less than 3.0 to 1.0 and the Borrower’s consolidated total net leverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not exceed 5.0 to 1.0. As of March 31, 2025, the Borrower's consolidated interest coverage ratio was 92.5x and total leverage ratio was 0.1x.
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
The Adjusted Term SOFR rate will be the rate of interest per annum equal to the Term SOFR rate (based upon an interest period of one, three or six months), plus 0.10%; plus an applicable margin of 2.00% to 3.00% (2.00% at March 31, 2025). The Adjusted Term SOFR rate shall not be less than 0% in any event.
The base rate is a fluctuating rate of interest per annum equal to the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%; plus an applicable margin of 1.00% to 2.00% (1.00% at March 31, 2025). The base rate shall not be less than 1% in any event.
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
In addition to paying interest on outstanding principal under the Revolver, the Borrower will be required to pay a commitment fee equal to the product of between 0.15% and 0.30% (the applicable percentage depending on the Borrower’s consolidated total net leverage ratio as reflected in the schedule above, 0.15% at March 31, 2025) times the actual daily amount by which $400 million (as of the effectiveness of the Second Amendment) exceeds the total amount outstanding under the Revolver and available to be drawn under all outstanding letters of credit.
The Borrower will be permitted to voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans under the 2023 Senior Secured Credit Facility, whether such amounts are issued under the Revolver or under the additional term loan facilities or additional revolving credit facilities, at any time without premium or penalty.
In addition, if the total amount borrowed under the Revolver exceeds $400 million (as of the effectiveness of the Second Amendment) at any time, the 2023 Senior Secured Credit Facility requires the Borrower to prepay such excess outstanding amounts.
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
As of March 31, 2025, we were in compliance with these covenants, with a consolidated interest coverage ratio and total leverage ratio of 92.5x and 0.1x, respectively.
Exchangeable Notes
On February 18, 2020, i3 Verticals, LLC issued $138.0 million aggregate principal amount of its 1.0% Exchangeable Notes due February 15, 2025. Prior to their maturity, the Exchangeable Notes bore interest at a fixed rate of 1.0% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. The Exchangeable Notes were exchangeable into cash, shares of the Company's Class A common stock, or a combination thereof, at i3 Verticals, LLC's election. As of August 15, 2024, the Exchangeable Notes became exchangeable by the holders thereof at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The net proceeds from the sale of the Exchangeable Notes were approximately $132.8 million, after deducting discounts and commissions to the certain initial purchasers and other estimated fees and expenses. i3 Verticals, LLC used a portion of the net proceeds of the Exchangeable Notes offering to pay down outstanding borrowings under the Prior Senior Secured Credit Facility in connection with the effectiveness of the operative provisions of the amendment to the Prior Senior Secured Credit Facility and to pay the cost of the Note Hedge Transactions.

On December 21, 2023, i3 Verticals, LLC entered into agreements to repurchase a portion of its Exchangeable Notes pursuant to privately negotiated transactions with a limited number of holders of the Exchangeable Notes (the "Exchangeable Note Repurchases"). The Exchangeable Note Repurchases were completed on January 18, 2024, and the Company paid $87.4 million to repurchase $90.8 million in aggregate principal amount of its Exchangeable Notes and to repay approximately $0.4 million in accrued interest on the repurchased portion of the Exchangeable Notes. The Exchangeable Notes matured and were repaid in full on February 15, 2025, and we paid $26.4 million in satisfaction of the outstanding principal and accrued interest in connection therewith.

For additional information, see Note 8 to our condensed consolidated financial statements.
Material Cash Requirements
The following table summarizes our material cash requirements as of March 31, 2025, including those related to leases and borrowings:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(in thousands)
Facility leases(1)	$8,780	$3,845	$3,317	$1,295	$323
2023 Senior Secured Credit Facility and related interest(2)	16,449	1,427	2,855	12,167	—
Contingent consideration(3)	4,050	1,506	2,544	—	—
Total	$29,279	$6,778	$8,716	$13,462	$323
__________________________
1.In addition to the facility leases presented, we have $36 thousand in short-term leases. These payments will be made within the next twelve months.
2.We estimated interest payments through the maturity of our 2023 Senior Secured Credit Facility by applying the interest rate of 6.42% in effect on the outstanding balance as of March 31, 2025, plus unused fee rate of 0.15% in effect as of March 31, 2025.
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
The Company repurchased 510,155 shares of Class A Common Stock at an average price of $22.51 and an aggregate repurchase amount of $11.6 million under the Share Repurchase Program during the six months ended March 31, 2025. The shares of Class A Common Stock purchased during this six-month period represent the total number of shares of Class A Common Stock purchased under the Share Repurchase Program since its adoption.

Tax Receivable Agreement
We are a party to a Tax Receivable Agreement with i3 Verticals, LLC and each of the Continuing Equity Owners, as described in Note 10 of our condensed consolidated financial statements. As a result of the Tax Receivable Agreement, we have been required to establish a liability in our condensed consolidated financial statements. That liability, which will increase upon the redemptions or exchanges of Common Units for our Class A common stock, generally represents 85% of the estimated future tax benefits, if any, relating to the increase in tax basis associated with the Common Units we received as a result of the Reorganization Transactions and other redemptions or exchanges by holders of Common Units. If this election is made, the accelerated payment will be based on the present value of 100% of the estimated future tax benefits and, as a result, the associated liability reported on our condensed consolidated financial statements may be increased. We expect that the payments required under the Tax Receivable Agreement will be substantial. The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges by the holders of Common Units, the price of our Class A common stock at the time of the redemption or exchange, whether such redemptions or exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable as well as the portion of our payments under the Tax Receivable Agreement constituting imputed interest. We intend to fund the payment of the amounts due under the Tax Receivable Agreement out of the cash savings that we actually realize in respect of the attributes to which the Tax Receivable Agreement relates.
As of March 31, 2025, the total amount due under the Tax Receivable Agreement was $33.5 million, and payments to the Continuing Equity Owners related to exchanges through March 31, 2025 will range from $0 to $3.4 million per year and are expected to be paid over the next 26 years. The amounts recorded as of March 31, 2025, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

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

As of March 31, 2025, there have been no significant changes to our critical accounting estimates disclosed in the Form 10-K filed with the SEC on November 25, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of March 31, 2025, the 2023 Senior Secured Credit Facility, as amended, consisted of a $450 million revolving credit facility (which was reduced to $400 million as of May 5, 2025 in connection with the Second Amendment), together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up, as of any date of determination, the greater of $100 million and 100% of consolidated EBITDA (as defined in the 2023 Senior Secured Credit Facility) for the most recently completed four quarter period (subject to the receipt of additional commitments for any such incremental loan amounts).
As of March 31, 2025, the 2023 Senior Secured Credit Facility accrued interest at Term SOFR (based upon an interest period of one, three or six months), plus 0.10%, plus an applicable margin of 2.00% to 3.00% (2.00% at March 31, 2025), or the base rate (defined as the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%, plus an applicable margin of 1.00% to 2.00%) (1.00% at March 31, 2025), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the 2023 Senior Secured Credit Facility requires us to pay unused commitment fees of 0.15% to 0.30% (0.15% as of March 31, 2025) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.00% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The 2023 Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.0 to 1.0 (ii) a maximum total leverage ratio of 5.0 to 1.0.
As of March 31, 2025, we were in compliance with these covenants, and there was $438.0 million (which was subsequently reduced in connection with the Second Amendment) available for borrowing under the revolving credit facility, subject to the financial covenants.
As of March 31, 2025, we had borrowings outstanding of $12.0 million under the 2023 Senior Secured Credit Facility. A 1.0% increase or decrease in the interest rate applicable to such borrowing (which was the Term SOFR rate) would have had a $0.1 million dollar impact on the results of the business.
Foreign Currency Exchange Rate Risk
As a result of our international operations, we are also exposed to foreign currency exchange rate risks. Because our international operations are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our consolidated results of operations, financial position, or cash flows for the three months ended March 31, 2025.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings
The information required with respect to this item can be found in Note 14 to the accompanying unaudited condensed consolidated financial statements contained in this report and is incorporated by reference into this Part II, Item 1.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Form 10-K for the fiscal year ended September 30, 2024 filed with the SEC on November 25, 2024; except as set forth below.
Rapidly evolving domestic and global conditions which are beyond our control could materially adversely affect our business, operations, and results of operations.
U.S. and international markets are experiencing uncertain and volatile economic and geopolitical conditions, including from the impacts of military conflict in the Middle East, Russian aggression in Ukraine, the current dispute between India and Pakistan, tariff and trade-related developments, budgetary and political pressures to reduce government spending, sustained inflation, elevated interest rate levels, threats or concerns of recession, and supply chain disruptions.
For example, the U.S. government has recently imposed tariffs on certain foreign products and has raised the possibility of imposing significant, additional tariff increases, which has resulted in a deterioration of trade relations of the United States with various countries, including Canada. In connection therewith, we have business operations in Canada, and the determination of Canadian governmental authorities or businesses to cancel or not renew contracts, or otherwise reduce business, with U.S. companies as a result of current trade tensions with the United States, as has been advocated by certain Canadian governmental authorities, could adversely impact our financial results.
Additionally, we have a significant number of employees in India who assist us in various respects, primarily in connection with the development of intellectual property. In the event that the current dispute between India and Pakistan escalates, this could limit the ability of these employees to assist us for a significant period of time, disrupt our operations, and otherwise adversely impact our business and financial results.
Further, there is ongoing uncertainty regarding government budget and spending levels as a result of political developments and other factors. In this regard, the current presidential administration has implemented the “Department of Government Efficiency,” an advisory commission focused on restructuring and streamlining government agencies and reducing or eliminating regulations and federal government programs and other expenditures, which has also given rise to separate efforts at the state level to reduce government spending. As a result of the fact that a significant portion of our revenue is received from state and local governmental authorities, reductions in government spending at the state and local level could adversely impact our financial results and business.
These conditions make it extremely difficult for us to accurately forecast and plan future business activities. Moreover, if these business, macroeconomic or political conditions continue or worsen, our business, financial condition and results of operations could be materially adversely affected. In addition, our business, financial condition and results of operations could be materially adversely affected by outbreaks of illnesses, epidemics or pandemics, climate-related events, including extreme weather events and natural disasters, riots, strikes, civil insurrection or social unrest, terrorist or criminal activities, or other catastrophic events or other political and economic instability.
There are certain risks associated with the sale of our Healthcare RCM Business which was completed in May 2025.
In May 2025, we completed the sale of our Healthcare RCM Business. There is no assurance that we will be able to execute on our strategy in connection with, or realize the anticipated benefits from, the disposition of our Healthcare RCM Business. Moreover, there are post-closing risks associated with the ancillary agreements entered into by us at the closing, including the transition services agreement, the employee leasing agreement, and the restrictive covenant agreement. In addition, pursuant to the Healthcare RCM Purchase Agreement, we agreed to indemnify Infinx with respect to certain matters, which could result in liability to us following the closing. Further, we are now highly dependent on the success of our remaining Public Sector business.
Due to the sale of our Healthcare RCM Business, the Company’s consolidated financial statements included in this report and in prior periodic reports will not be comparable to the Company’s future consolidated financial results.
The consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q and in the Company’s prior periodic reports do not include the results of the Healthcare RCM Business in discontinued operations and as such these results are included in continuing operations. Accordingly, the financial statements included in this report and in prior periodic reports will not be comparable to the consolidated financial statements included in future consolidated financial results of the Company, which will reflect the Healthcare RCM Business as discontinued operations.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2025, we issued an aggregate of 813,782 shares, of Class A common stock in exchange for an equivalent number of shares of Class B common stock and Common Units pursuant to the terms of the i3 Verticals, LLC Limited Liability Company Agreement. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases of shares of the Company’s Class A Common Stock made during the three months ended March 31, 2025 on behalf of the Company:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	(a) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(a) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
1/1/2025 - 1/31/2025	13,370	$22.99	13,370	$38,519
2/1/2025 - 2/28/2025	—	$—	—	$38,519
3/1/2025 - 3/31/2025	—	$—	—	$38,519
Total	13,370	$22.99	13,370	$38,519
__________________________
a.On August 8, 2024, the Company announced that its Board of Directors had approved a new share repurchase program for up to $50.0 million of outstanding shares of Class A common stock. The Share Repurchase Program will terminate on the earlier of August 8, 2025, or when the maximum dollar amount under the Share Repurchase Program has been expended.

During the three months ended March 31, 2025, the Company purchased 13,370 of its outstanding shares of Class A common stock at an average price of $22.99 for a total cost of $0.4 million. When the Company repurchases shares of Common Stock, the amount paid to repurchase the shares in excess of the par or stated value is allocated to additional paid-in-capital unless subject to limitation or the balance in additional paid-in-capital is exhausted. Remaining amounts are recognized as a reduction in retained earnings.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None. Without limiting the generality of the foregoing, during the three months ended March 31, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

2.2
Securities Purchase Agreement, dated as of May 5, 2025, by and among i3 Verticals, LLC, i3 Healthcare Solutions, LLC and Infinx, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on May 6, 2025) (File No. 001-38532)

3.1
Amended and Restated Certificate of Incorporation of i3 Verticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2018) (File No. 001-38532).

3.2
Amended and Restated Bylaws of i3 Verticals, Inc., as amended and restated on November 16, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2022) (File No. 001-38532)

10.1
Amendment No. 1 to Limited Liability Company Agreement of i3 Verticals, LLC, dated January 23, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for fiscal quarter ended December 31, 2024, filed with the SEC on February 7, 2025) (File No. 001-38532)

10.2*
Letter Agreement re. Credit Agreement, dated February 11, 2025, by and among i3 Verticals, LLC, the guarantors and lenders party to the Credit Agreement and JPMorgan Chase Bank, N.A., as administrative agent

10.3
Second Amendment to Credit Agreement, dated as of May 5, 2025, by and among i3 Verticals, LLC, the guarantors and lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 6, 2025) (File No. 001-38532)

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL and contained in Exhibit 101.

____________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

i3 Verticals, Inc.

		By:	/s/ Geoff Smith
Geoff Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	May 9, 2025