Form 10-Q
period 2025-06-30
i3 Verticals, Inc.
filed 2025-08-08
CIK 1728688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of August 7, 2025, there were 23,877,023 outstanding shares of Class A common stock, $0.0001 par value per share, and 8,388,181 outstanding shares of Class B common stock, $0.0001 par value per share.

PART I. - FINANCIAL INFORMATION
Item 1.    Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	June 30,	September 30,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$55,544	$86,525
Accounts receivable, net	49,445	50,779
Settlement assets	18	632
Prepaid expenses and other current assets	12,770	9,973
Current assets held for sale	—	5,484
Total current assets	117,777	153,393
Property and equipment, net	7,342	8,288
Restricted cash	250	2,424
Capitalized software, net	49,893	53,983
Goodwill	248,195	242,988
Intangible assets, net	138,708	140,748
Deferred tax asset	49,092	48,445
Operating lease right-of-use assets	5,159	6,331
Other assets	6,858	6,666
Long-term assets held for sale	—	67,409
Total assets	$623,274	$730,675

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$4,497	$4,886
Current portion of long-term debt	—	26,223
Accrued expenses and other current liabilities	21,915	88,252
Settlement obligations	18	632
Deferred revenue	29,758	38,361
Current portion of operating lease liabilities	2,023	2,305
Current liabilities held for sale	—	4,072
Total current liabilities	58,211	164,731
Long-term tax receivable agreement obligations	35,117	29,347
Operating lease liabilities, less current portion	3,367	4,890
Other long-term liabilities	15,458	14,921
Long-term liabilities held for sale	—	1,427
Total liabilities	112,153	215,316
Commitments and contingencies (see Note 14)
Stockholders' equity
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2025 and September 30, 2024	—	—
Class A common stock, par value $0.0001 per share, 150,000,000 shares authorized; 23,780,915 and 23,882,035 shares issued and outstanding as of June 30, 2025 and September 30, 2024, respectively	2	2
Class B common stock, par value $0.0001 per share, 40,000,000 shares authorized; 8,463,204 and 10,032,676 shares issued and outstanding as of June 30, 2025 and September 30, 2024, respectively	1	1
Additional paid-in capital	268,111	279,335
Accumulated earnings	115,181	100,397
Total stockholders' equity	383,295	379,735
Non-controlling interest	127,826	135,624
Total equity	511,121	515,359
Total liabilities and equity	$623,274	$730,675

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024

Revenue	$51,901	$46,183	$158,257	$139,909

Operating expenses
Other costs of services (excluding depreciation and amortization)(1)	16,733	15,287	48,889	44,423
Selling, general and administrative(1)	33,018	26,048	85,779	75,576
Depreciation and amortization	6,989	6,157	20,848	18,794
Change in fair value of contingent consideration	(26)	1	440	171
Total operating expenses	56,714	47,493	155,956	138,964

(Loss) income from operations	(4,813)	(1,310)	2,301	945

Other (income) expenses
Interest expense	806	7,906	1,932	22,307
Other income	(4,601)	—	(7,020)	(2,150)
Total other (income) expenses	(3,795)	7,906	(5,088)	20,157

(Loss) income before income taxes	(1,018)	(9,216)	7,389	(19,212)

(Benefit from) provision for income taxes	(22)	5,191	3,272	3,153

Net (loss) income from continuing operations	(996)	(14,407)	4,117	(22,365)
Net income from discontinued operations, net of income taxes	19,421	6,109	18,185	18,951
Net income (loss)	18,425	(8,298)	22,302	(3,414)

Net (loss) income from continuing operations attributable to non-controlling interest	(586)	(2,608)	1,653	(4,654)
Net income from discontinued operations attributable to non-controlling interest	6,129	1,855	5,865	5,809
Net income (loss) attributable to non-controlling interest	5,543	(753)	7,518	1,155

Net (loss) income from continuing operations attributable to i3 Verticals, Inc.	(410)	(11,799)	2,464	(17,711)
Net income from discontinued operations attributable to i3 Verticals, Inc.	13,292	4,254	12,320	13,142
Net income (loss) attributable to i3 Verticals, Inc.	$12,882	$(7,545)	$14,784	$(4,569)

Net (loss) income per share attributable to Class A common stockholders from continuing operations:
Basic	$(0.02)	$(0.50)	$0.10	$(0.76)
Diluted	$(0.03)	$(0.50)	$0.10	$(0.76)
Net income per share attributable to Class A common stockholders from discontinued operations:
Basic	$0.55	$0.18	$0.52	$0.56
Diluted	$0.55	$0.18	$0.49	$0.56
Weighted average shares of Class A common stock outstanding:
Basic, for continuing operations	24,345,826	23,420,811	23,909,714	23,339,598
Diluted, for continuing operations	32,983,325	23,420,811	24,823,635	23,339,598
Basic, for discontinued operations	24,345,826	23,420,811	23,909,714	23,339,598
Diluted, for discontinued operations	24,345,826	23,420,811	34,183,267	23,339,598
_________________________________________
1.Refer to Note 3 for discussion of the change in the current and prior period presentation.

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2024	23,882,035	$2	10,032,676	$1	$279,335	$100,397	$135,624	$515,359
Equity-based compensation	—	—	—	—	3,814	—	—	3,814
Net income	—	—	—	—	—	2,056	1,052	3,108
Redemption of common units in i3 Verticals, LLC	17,577	—	(17,577)	—	237	—	(237)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	14	—	—	14
Exercise of equity-based awards	34,423	—	—	—	29	—	—	29
Repurchases of Class A common stock	(496,785)	—	—	—	(11,190)	—	—	(11,190)
Allocation of equity to non-controlling interests	—	—	—	—	293	—	(293)	—
Balance at December 31, 2024	23,437,250	2	10,015,099	1	272,532	102,453	136,146	511,134
Equity-based compensation	—	—	—	—	3,932	—	—	3,932
Net (loss) income	—	—	—	—	—	(154)	923	769
Adjustments to accrued distributions to non-controlling interest holders	—	—	—	—	—	—	283	283
Redemption of common units in i3 Verticals, LLC	813,782	—	(813,782)	—	11,493	—	(11,493)	—
Recapitalization from contribution to i3 Verticals, LLC	—	—	(369,256)	—	(5,689)	—	5,689	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	143	—	—	143
Exercise or release of equity-based awards	149,328	—	—	—	(2,179)	—	—	(2,179)
Repurchases of Class A common stock	(13,370)	—	—	—	(423)	—	—	(423)
Allocation of equity to non-controlling interests	—	—	—	—	3,063	—	(3,063)	—
Balance at March 31, 2025	24,386,990	2	8,832,061	1	282,872	102,299	128,485	513,659
Equity-based compensation	—	—	—	—	7,396	—	—	7,396
Net income	—	—	—	—	—	12,882	5,543	18,425
Distributions to non-controlling interest holders	—	—	—	—	—	—	(630)	(630)
Redemption of common units in i3 Verticals, LLC	368,857	—	(368,857)	—	5,340	—	(5,340)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	281	—	—	281
Exercise of equity-based awards	88,794	—	—	—	(1,644)	—	—	(1,644)
Repurchases of Class A common stock	(1,063,726)	—	—	—	(26,366)	—	—	(26,366)
Allocation of equity to non-controlling interests	—	—	—	—	232	—	(232)	—
Balance at June 30, 2025	23,780,915	$2	8,463,204	$1	$268,111	$115,181	$127,826	$511,121
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
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$22,302	$(3,414)
Adjustments to reconcile net income (loss) from operating activities:
Depreciation and amortization	22,788	29,865
Equity-based compensation	15,142	17,387
Amortization of debt issuance costs	746	897
Gain on repurchase of exchangeable notes	—	(2,397)
Loss on sale of exchangeable senior note hedges	—	245
Gain on repurchases of warrants	—	(105)
Provision for deferred income taxes	3,644	4,078
Adjustments to gain on sale of Merchant Services Business	661	—
Gain on sale of Healthcare RCM Business	(25,960)	—
Non-cash lease expense	1,933	3,534
Changes in non-cash contingent consideration expense from original estimate	1,743	(545)
Other non-cash adjustments to net income	36	793
Changes in operating assets:
Accounts receivable	1,955	7,574
Prepaid expenses and other current assets	(922)	(1,398)
Other assets	(1,023)	(1,076)
Changes in operating liabilities:
Accounts payable	(677)	(415)
Accrued expenses and other current liabilities	(37,450)	(6,718)
Acquisition escrow obligations	(2,174)	(1,820)
Deferred revenue	(7,597)	(3,141)
Operating lease liabilities	(2,561)	(3,510)
Other long-term liabilities	(102)	(2)
Contingent consideration paid in excess of original estimates	(760)	(6,566)
Net cash (used in) provided by operating activities	(8,276)	33,266

Cash flows from investing activities:
Expenditures for property and equipment	(1,516)	(2,434)
Proceeds from sale of property and equipment	1,501	618
Expenditures for capitalized software	(6,301)	(9,223)
Purchases of merchant portfolios and residual buyouts	(12)	(4,585)
Acquisitions of businesses, net of cash and restricted cash acquired	(11,000)	(1,100)
Proceeds from sale of Healthcare RCM Business, net of cash sold	96,102	—
Payments for other investing activities	—	(39)
Proceeds from other investing activities	—	8
Net cash provided by (used in) investing activities	78,774	(16,755)
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Nine months ended June 30,
	2025	2024
Cash flows from financing activities:
Proceeds from revolving credit facility	58,024	296,043
Payments on revolving credit facility	(58,024)	(217,149)
Payments to extinguish exchangeable notes	(26,223)	—
Payments for repurchase of exchangeable notes	—	(87,840)
Proceeds from sale of exchangeable senior note hedges	—	1,238
Payments for repurchases of warrants	—	(552)
Payments of debt issuance costs	(249)	(906)
Payments for repurchases of Class A common stock	(37,604)	—
Net payments for settlement obligations	(614)	(3,518)
Cash paid for contingent consideration	(800)	(760)
Payments for required distributions to members or on behalf of members for tax obligations	(24,849)	(1,117)
Payments for required distributions to members under the Tax Receivable Agreement	(9,954)	—
Proceeds from stock option exercises	150	25
Payments for employees' tax withholdings from net settled stock option exercises and RSU releases	(4,140)	(679)
Net cash used in financing activities	(104,283)	(15,215)

Net (decrease) increase in cash, cash equivalents and restricted cash	(33,785)	1,296
Cash, cash equivalents and restricted cash at beginning of period	89,597	12,400
Cash, cash equivalents and restricted cash at end of period	$55,812	$13,696

Supplemental disclosure of cash flow information:
Cash paid for interest	$763	$21,773
Cash paid for income taxes	$35,112	$6,984

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

The following tables provide reconciliations of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to that shown in the condensed consolidated statements of cash flows:

	September 30,
	2024	2023
Beginning balance
Cash and cash equivalents	$86,541	$3,112
Settlement assets	632	4,873
Restricted cash	2,424	4,415
Total cash, cash equivalents, and restricted cash	$89,597	$12,400

	June 30,
	2025	2024
Ending balance
Cash and cash equivalents	$55,544	$9,745
Settlement assets	18	1,355
Restricted cash	250	2,596
Total cash, cash equivalents, and restricted cash	$55,812	$13,696
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

2. DISCONTINUED OPERATIONS
Healthcare RCM Business Divestiture
During the three months ended June 30, 2025, i3 Verticals, LLC and i3 Healthcare Solutions, LLC, a wholly-owned subsidiary of i3 Verticals, LLC (“Healthcare RCM Seller,” and collectively with i3 Verticals, LLC, the “Healthcare RCM Seller Parties”), completed the sale of the equity interests of certain wholly-owned subsidiaries of the Healthcare RCM Seller (the “Healthcare RCM Acquired Entities”) which owned and operated the Company's healthcare revenue cycle management business, including its associated proprietary technology (the “Healthcare RCM Business”), to Infinx, Inc. (“Healthcare RCM Buyer”), a Texas corporation, pursuant to the terms of that certain Securities Purchase Agreement dated as of May 5, 2025, by and among Healthcare RCM Buyer and the Healthcare RCM Seller Parties (the “Healthcare RCM Purchase Agreement;” the transactions contemplated by the Healthcare RCM Purchase Agreement, the “Healthcare RCM Transactions”). In addition, immediately prior to the sale of the equity interests of the Healthcare RCM Acquired Entities pursuant to the Healthcare RCM Purchase Agreement, i3 Verticals, LLC and certain of its subsidiaries contributed and/or assigned certain assets and certain liabilities related to the Healthcare RCM Business to the Healthcare RCM Acquired Entities. The purchase price payable by Healthcare RCM Buyer to Healthcare RCM Seller for the equity interests of the Healthcare RCM Acquired Entities was $96,443, paid in cash at closing. The final purchase price is subject to post-closing net working capital and other purchase price adjustments as provided in the Healthcare RCM Purchase Agreement.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
At the closing of the transactions contemplated by the Healthcare RCM Purchase Agreement, the Company entered into a transition services agreement with Infinx ("Infinx TSA"), pursuant to which, among other things, the Company or affiliates thereof are providing certain information technology and operational transition services to Infinx for a period of time after the closing, and an employee leasing agreement with Infinx ("Infinx ELA"), pursuant to which the Company leased employees of the Healthcare RCM Business to Infinx for a limited period of time following the closing in accordance with the terms thereof. The obligations under the Infinx TSA are planned to be complete in the first quarter of fiscal 2026. The Infinx ELA completed on July 31, 2025. Revenue earned under the Infinx TSA and Infinx ELA are reported in other income and expenses incurred for which the Company is reimbursed through the Infinx TSA and Infinx ELA are reported in selling, general and administrative expenses within the Company's condensed consolidated statements of operations. Income under the Infinx TSA and Infinx ELA during the three and nine months ended June 30, 2025 was $3,919.
Aggregate costs incurred related to the sale of the Healthcare RCM Business during the nine months ended June 30, 2025 that were not considered incremental direct costs to transact the sale, were approximately $1,332 and were expensed as incurred. These costs were primarily incurred during the third fiscal quarter of the fiscal year ended September 30, 2025 and include fees for third-party advisory, consulting, legal and professional services, as well as other items associated with the sale of the Healthcare RCM Business. The expenses are reflected within selling, general and administrative expenses within the Company's condensed consolidated statements of operations.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The financial results of the Healthcare RCM Business are included in income from discontinued operations, net of income taxes on the Company’s condensed consolidated statements of operations.
The following table presents the assets and liabilities of the Healthcare RCM Business as of September, 30, 2024:

September 30,
2024
Assets
Current assets
Cash and cash equivalents	$16
Accounts receivable, net	5,209
Prepaid expenses and other current assets	259
Total current assets	5,484
Property and equipment, net	389
Capitalized software, net	4,609
Goodwill	37,690
Intangible assets, net	22,068
Operating lease right-of-use assets	2,623
Other assets	30
Total assets	$72,893

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$484
Accrued expenses and other current liabilities	1,720
Deferred revenue	668
Current portion of operating lease liabilities	1,200
Total current liabilities	4,072
Operating lease liabilities, less current portion	1,427
Total liabilities	$5,499

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following table presents financial results of Healthcare RCM Business for the three and nine months ended June 30, 2025 and 2024:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024

Revenue	$3,601	$9,993	$22,463	$29,426

Operating expenses
Other costs of services (excluding depreciation and amortization)	3,023	6,109	14,553	17,834
Selling, general and administrative	2,491	2,450	7,317	7,530
Depreciation and amortization	275	812	1,940	2,422
Change in fair value of contingent consideration	10	(19)	1,302	(716)
Total operating expenses	5,799	9,352	25,112	27,070

(Loss) income from operations	(2,198)	641	(2,649)	2,356

Other income	(25,960)	—	(25,998)	—

Income before income taxes from discontinued operations	23,762	641	23,349	2,356

Provision for income taxes	4,337	80	4,620	355

Net income from discontinued operations	19,425	561	18,729	2,001

Net income from discontinued operations attributed to non-controlling interest	6,130	192	6,041	710
Net income from discontinued operations attributable to i3 Verticals, Inc.	$13,295	$369	$12,688	$1,291

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Company has elected to not separately disclose discontinued operations on its condensed consolidated statement of cash flows. The following table presents cash flows from discontinued operations for major captions on the condensed consolidated financial statements:

	Nine months ended June 30,
	2025	2024
Depreciation and amortization	$1,940	$2,422
Equity-based compensation	$3,112	$2,134
Gain on sale of Healthcare RCM Business	$(25,960)	$—
Non-cash lease expense	$702	$917
Increase (decrease) in non-cash contingent consideration expense from original estimate	$1,302	$(716)
Contingent consideration paid in excess of original estimates	$(700)	$—
Expenditures for property and equipment	$(156)	$(176)
Expenditures for capitalized software	$(263)	$(321)
Proceeds from sale of Healthcare RCM Business, net of cash sold	$96,102	$—
Cash paid for contingent consideration	$(800)	$—
The following table presents significant non-cash investing and financing activities for major captions on the consolidated financial statements:

Nine months ended June 30, 2025
Right-of-use assets obtained in exchange for operating lease obligations	$266
Merchant Services Business Divestiture
During the year ended September 30, 2024, the Company made the strategic decision to discontinue a significant segment of its operations constituting its Merchant Services Business (as defined below). In this regard, on September 20, 2024, i3 Verticals, LLC, and i3 Holdings Sub, Inc., a wholly-owned subsidiary of i3 Verticals, LLC (“Corporation Seller,” and collectively with i3 Verticals, LLC, the “Merchant Services Sellers”) completed the transactions (such closing, the “Closing”) contemplated by that certain Securities Purchase Agreement dated as of June 26, 2024 (the “Merchant Services Purchase Agreement”), by and among i3 Verticals, LLC, Corporation Seller, the Company (solely for the purpose of providing a guaranty of the obligations of Merchant Services Sellers as set forth in the Merchant Services Purchase Agreement), Payroc Buyer, LLC (“Merchant Services Buyer”), and Payroc WorldAccess, LLC (solely for the purpose of providing a guaranty of the obligations of Merchant Services Buyer as set forth in the Merchant Services Purchase Agreement). Pursuant to the terms of the Merchant Services Purchase Agreement, the Merchant Services Sellers sold to Merchant Services Buyer the equity interests of certain direct and indirect wholly-owned subsidiaries of the Merchant Services Sellers (the “Merchant Services Acquired Entities”) primarily comprising the Company’s merchant services business, including its associated proprietary technology (the “Merchant Services Business”), after giving effect to the contribution of certain assets and the assignment of certain liabilities associated with the Merchant Services Business from i3 Verticals, LLC and certain affiliates to the Merchant Services Acquired Entities pursuant to a contribution agreement which was entered into immediately prior to the Closing (collectively, the "Merchant Services Transactions"). Pursuant to the terms of the Merchant Services Purchase Agreement, Merchant Services Buyer paid to the Merchant Services Sellers an aggregate purchase price of approximately $439,516 paid in cash at closing, after giving effect to post-closing net working capital, indebtedness and cash adjustments. The Merchant Services Business comprised the Company's entire former Merchant Services segment and a small portion of the Company's former Software and Services segment.
In connection with the closing of the Merchant Services Transactions, the Company entered into a transition services agreement with Payroc ("Payroc TSA"), pursuant to which, among other things, the Company or affiliates thereof provides certain information technology and operational transition services to Payroc for a period of time

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
after the closing, and a processing services agreement with Payroc ("Payroc PSA"), pursuant to which the parties provide certain payment processing services to customers of each party following the closing in accordance with the terms thereof. The obligations under the Payroc TSA are planned to be substantially complete is in the fourth quarter of fiscal 2025. The obligations under the Payroc PSA are planned to be complete is in the first quarter of fiscal 2029. Revenue earned under the Payroc TSA and Payroc PSA are reported in other income, and expenses incurred for which the Company is reimbursed through the Payroc TSA and Payroc PSA are reported in selling, general and administrative expenses within the Company's condensed consolidated statements of operations. Income under the Payroc TSA and Payroc PSA during the three and nine months ended June 30, 2025 was $318 and $1,274, respectively.
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
The financial results of the Merchant Services Business are included in income from discontinued operations, net of income taxes on the Company’s consolidated statements of operations.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following table presents financial results of Merchant Services Business for the three and nine months ended June 30, 2025 and 2024:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024

Revenue	$—	$38,383	$—	$111,893

Operating expenses
Other costs of services (excluding depreciation and amortization)	—	18,116	—	50,902
Selling, general and administrative	—	10,305	—	31,484
Depreciation and amortization	—	3,088	—	8,649
Total operating expenses	—	31,509	—	91,035

Income from operations	—	6,874	—	20,858

Other expenses
Interest expense, net	—	—	—	56
Other expense	4	—	661	—
Total other expenses	4	—	661	56

(Loss) income before income taxes from discontinued operations	(4)	6,874	(661)	20,802

Provision for (benefit from) income taxes	—	1,326	(117)	3,852

Net (loss) income from discontinued operations	(4)	5,548	(544)	16,950

Net (loss) income from discontinued operations attributed to non-controlling interest	(1)	1,663	(176)	5,099
Net (loss) income from discontinued operations attributable to i3 Verticals, Inc.	$(3)	$3,885	$(368)	$11,851

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Company has elected to not separately disclose discontinued operations on its condensed consolidated statement of cash flows. The following table presents cash flows from discontinued operations for major captions on the condensed consolidated financial statements:

	Nine months ended June 30,
	2025	2024
Depreciation and amortization	$—	$8,649
Equity-based compensation	$—	$2,576
Adjustments to gain on sale of Merchant Services Business	$661	$—
Non-cash lease expense	$—	$803
Expenditures for property and equipment	$—	$(626)
Expenditures for capitalized software	$—	$(817)
Purchases of merchant portfolios and residual buyouts	$—	$(4,585)
The following table presents significant non-cash investing and financing activities for major captions on the consolidated financial statements:

Nine months ended June 30, 2024
Right-of-use assets obtained in exchange for operating lease obligations	$1,739

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the reporting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the unaudited condensed consolidated financial statements of the Company and its subsidiaries as of June 30, 2025 and for the three and nine months ended June 30, 2025 and 2024. The results of operations for the three and nine months ended June 30, 2025 and 2024 are not necessarily indicative of the operating results for the full year.
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
Settlement Assets and Obligations
Settlement assets and obligations result when funds are temporarily held or owed by the Company on behalf of merchants, consumers, schools, and other institutions. Timing differences, interchange expenses, merchant reserves and exceptional items cause differences between the amount received from the card networks and the amount funded to counterparties. These balances arising in the settlement process are reflected as settlement assets and obligations on the accompanying consolidated balance sheets. With the exception of merchant reserves, settlement assets or settlement obligations are generally collected and paid within one to four days. Settlement assets and settlement obligations were $18 as of June 30, 2025 and $632 as of September 30, 2024, respectively.
Reclassifications
Certain prior period amounts have been reclassified in order to conform with the current period presentation. These reclassifications have no impact on the Company’s previously reported consolidated net income (loss).
Discontinued operations
The results of operations for the Company's Merchant Services Business and Healthcare RCM Business have been reclassified as discontinued operations for all periods presented in the condensed consolidated statements of operations. Refer to Note 2 for additional information.
Change in presentation of certain costs to other costs of services
Following the disposal of the Company's Merchant Services Business in the fourth quarter of fiscal year 2024, the Company’s core business has been providing software solutions. Given the change in the Company's business model following the sale of our Merchant Services Business, the Company reclassified certain expenses to better align with the primary industry in which it operates. During the first quarter of fiscal year 2025, the Company revised its presentation of certain expenses in the Condensed Consolidated Statements of Operations from selling, general and administrative expenses to other costs of services. The Company reclassified personnel costs related to installation of the Company's software, conversion of client data, training client personnel, customer support activities and various other services provided directly to customers from selling, general and administrative to other costs of services. The Company also reclassified certain hosting and related software costs for directly supporting the Company's customers from selling, general and administrative to other costs of services.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
This change has no impact on the total operating expenses or earnings per share as illustrated below. The following tables present the effects of the change in presentation within the Condensed Consolidated Statements of Operations:

	For the Three Months Ended June 30, 2024
	As Previously Reported(1)	Adjustment	As Adjusted
Operating expenses
Other costs of services	$4,200	$11,087	$15,287
Selling, general and administrative	$37,135	$(11,087)	$26,048
__________________________
1.This column is presented after giving effect to discontinued operations of the Merchant Services Business and the Healthcare RCM Business as discussed in Note 2.

	For the Nine Months Ended June 30, 2024
	As Previously Reported(1)	Adjustment	As Adjusted
Operating expenses
Other costs of services	$11,743	$32,680	$44,423
Selling, general and administrative	$108,256	$(32,680)	$75,576
__________________________
1.This column is presented after giving effect to discontinued operations of the Merchant Services Business and the Healthcare RCM Business as discussed in Note 2.
Inventories
Inventories consist of point-of-sale equipment to be sold to customers and are stated at the lower of cost, determined on a weighted average or specific basis, or net realizable value. Inventories were $2,380 and $2,423 at June 30, 2025 and September 30, 2024, respectively, and are included within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Company's revenue from continuing operations for the three and nine months ended June 30, 2025 and 2024 is derived from the following sources:
•Software and related services — Includes software as a service ("SaaS"), transaction-based fees, ongoing software maintenance and support, software licenses and other professional services related to our software offerings;
•Proprietary payments — Includes volume-based payment processing fees (“discount fees”) and other related fixed transaction or service fees; and
•Other — Includes sales of equipment, non-software related professional services, bundled performance obligations for software sales and equipment leasing and other revenues.
Revenues from the Company’s software are recognized when the related performance obligations are satisfied. Sales of software licenses are categorized into one of two categories of intellectual property in accordance with ASC 606, functional or symbolic. The key distinction is whether the license represents a right to use (functional) or a right to access (symbolic) intellectual property. The Company generates sales of one-time software licenses, which is functional intellectual property, and right to access license sales, which are symbolic intellectual property. Revenue from functional intellectual property is recognized at a point in time, when control of the software license transfers to the customer, while revenue from symbolic intellectual property is recognized over-time, as control transfers to the customer. The Company also generates revenue from maintenance services related to these software licenses, which is recognized over the term of the agreement. The Company also offers access to its software under software-as-a-service (“SaaS”) arrangements, which represent services arrangements, and under which customers do not have the right to take possession of the software. Revenue from SaaS arrangements is recognized over time, over the term of the agreement. Contracts with professional services, such as training or installation, are evaluated to determine if the customer can benefit from these services independently, whether they can be provided by other available resources, or whether they are separately identifiable from other contract promises.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Company follows the requirements of ASC 606-10-55 Revenue from Contracts with Customers—Principal versus Agent Considerations, which states that the determination of whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement. The determination of gross versus net recognition of revenue requires judgment that depends on whether the Company controls the good or service before it is transferred to the merchant or whether the Company is acting as an agent of a third party. The assessment is provided separately for each performance obligation identified. Under its agreements, the Company incurs interchange and network pass-through charges from the third-party card issuers and card networks, respectively, related to the provision of payment authorization services. The Company has determined that it is acting as an agent with respect to these payment authorization services, based on the following factors: (1) the Company has no discretion over which card issuing bank will be used to process a transaction and is unable to direct the activity of the merchant to another card issuing bank, and (2) interchange and card network rates are pre-established by the card issuers or card networks, and the Company has no latitude in determining these fees. Therefore, revenue allocated to the payment authorization performance obligation is presented net of interchange and card network fees paid to the card issuing bank and card network, respectively, for the nine months ended June 30, 2025 and 2024.
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
Revenues from sales of the Company’s hardware and software elements are recognized when each performance obligation has been satisfied which has been determined to be upon the delivery of the product. Revenues derived from service fees are recognized over time in accordance with our satisfaction of our performance obligations. Revenue from bundled performance obligations for software sales and equipment leasing is recognized over time as a single performance obligation. Lease income is recognized in accordance with ASC 842, and the leased equipment is classified as fixed assets and depreciated over its useful life. The Company’s professional services, including training, installation, and repair services are recognized as revenue as these services are performed.
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

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Software and related services revenue	$36,245	$31,963	$110,528	$95,428
Proprietary payments revenue	13,100	11,797	40,594	37,923
Other revenue	2,556	2,423	7,135	6,558
Total revenue	$51,901	$46,183	$158,257	$139,909
The tables below present a disaggregation of the Company's revenue from contracts with customers from continuing operations by timing of transfer of goods or services. The Company's revenue included in each category are defined as follows:
•Revenue earned over time — Includes SaaS, sales of software licenses sold as symbolic intellectual property, professional services, ongoing support, discount fees or other stand-ready obligations; and
•Revenue earned at a point in time — Includes software licenses sold as functional intellectual property, equipment, or point in time service fees that are not stand-ready obligations.

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Revenue earned over time	$47,543	$42,958	$142,457	$130,371
Revenue earned at a point in time	4,358	3,225	15,800	9,538
Total revenue	$51,901	$46,183	$158,257	$139,909
Contract Assets
The Company bills for certain software and related services sales and fixed fee professional services upon pre-determined milestones in the contracts. Therefore, the Company may have contract assets other than trade accounts receivable for performance obligations that are partially completed, which would typically represent consulting services provided before a milestone is completed in a contract. Additionally, contract assets also include software licenses sold as a right to use license but paid for under a non-cancellable subscription model. Under this structure, the license revenue is recognized upfront while a portion of the revenue is unbilled. Unbilled amounts associated with these professional services and software licenses sold under the subscription model are presented as accounts receivable as the Company has an unconditional right to payment for services performed.
As of June 30, 2025 and September 30, 2024, the Company’s contract assets from contracts with customers was $9,417 and $8,680, respectively.

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
The following tables present the changes in deferred revenue as of and for the nine months ended June 30, 2025 and 2024, respectively:

Balance at September 30, 2024	$39,156
Deferral of revenue	16,881
Recognition of unearned revenue	(13,645)
Balance at December 31, 2024	42,392
Deferral of revenue	9,841
Recognition of unearned revenue	(14,973)
Balance at March 31, 2025	37,260
Deferral of revenue	8,844
Recognition of unearned revenue	(15,527)
Balance at June 30, 2025	$30,577

Balance at September 30, 2023	$32,253
Deferral of revenue	18,612
Recognition of unearned revenue	(14,127)
Balance at December 31, 2023	36,738
Deferral of revenue	10,362
Recognition of unearned revenue	(12,291)
Balance at March 31, 2024	34,809
Deferral of revenue	8,975
Recognition of unearned revenue	(14,154)
Balance at June 30, 2024	$29,630
Costs to Obtain and Fulfill a Contract
The Company capitalizes incremental costs to obtain new contracts and contract renewals and amortizes these costs on a straight-line basis as an expense over the benefit period, which is generally the expected customer life, unless a commensurate payment is not expected at renewal. As of June 30, 2025 and September 30, 2024, the Company had $1,140 and $857, respectively, of capitalized contract costs, which relates to commissions paid to employees as well as other incentives given to customers to obtain new sales, included within “Other assets" on the condensed consolidated balance sheets. The Company recorded expense from continuing operations related to these costs of $30 and $241 for the three and nine months ended June 30, 2025 and $24 and $64 for the three and nine months ended June 30, 2024.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Company expenses sales commissions as incurred for the Company's sales commission plans that are paid on recurring monthly revenues, portfolios of existing customers, or have a substantive stay requirement prior to payment.
Other Cost of Services
Other costs of services include costs directly related to the Company's software and related services. Additionally, other costs of services include costs directly attributable to payment processing services such as processing and bank sponsorship. Losses resulting from chargebacks against a customer are included in other cost of services. Residual payments to the Company's distribution partners and the cost of equipment sold is also included in cost of services. Amortization arising from capitalized software development is not included in other cost of services. Other costs of services are recognized at the time the related revenue is recognized. Following the disposal of the Company's Merchant Services Business in the fourth quarter of fiscal year 2024, the Company’s core business has been providing software solutions. Given the change in the Company's business model following the sale of our Merchant Services Business, the Company has reclassified certain expenses to better align with the primary industry in which it operates. During the first quarter of fiscal year 2025, the Company revised its presentation of certain expenses in the Condensed Consolidated Statements of Operations from selling, general and administrative expenses to other costs of services. The Company reclassified personnel costs related to installation of the Company's software, conversion of client data, training client personnel, customer support activities and various other services provided directly to customers from selling, general and administrative to other costs of services. The Company also reclassified certain hosting and related software costs for directly supporting the Company's customers from selling, general and administrative to other costs of services. Refer to Note 3 for discussion of the change in the current and prior period presentation.
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
Segment Information
The Company has identified its Chief Executive Officer as the Company's Chief Operating Decision Maker ("CODM"). The Company’s CODM reviews discrete financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance which is based on consolidated information about our revenues, income from operations, and other key financial data. All significant operating decisions are made by analyzing the Company as a single operating segment and as a result, the Company has determined that it operates as a single reportable segment as of June 30, 2025. See Note 16 to our condensed consolidated financial statements for additional information.
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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 improves interim disclosure requirements for segment reporting, including clarifications regarding the measure of profit and loss used to assess segment performance and the allocation of resources. Further, it enhances the disclosures for reporting segment expenses and will require the Company to report significant expenses regularly provided by the CODM. The amendment will require companies to disclose a more granular level of information with regards to segment reporting to further enhance the transparency of what specified amounts are included within each segment. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This new ASU will be effective for us beginning with our Form 10-K for fiscal year 2025. The Company is currently evaluating the impact of the adoption of ASU 2023-07 on the Company’s financial statement disclosures.
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

4. ACQUISITIONS
During the nine months ended June 30, 2025 and 2024, the Company acquired the following businesses:
Business Combinations during nine months ended June 30, 2025
Purchase of Utility Billing Software Company
On April 1, 2025, the Company completed the acquisition of substantially all of the assets of a business (the "Utility Billing Software Company") to expand the Company’s public sector utility billing software offerings. Total purchase consideration was $10,260, including $9,000 in cash funded by proceeds from the Company's revolving credit facility, and $1,260 in the acquisition date estimated fair value of contingent cash consideration (the final amount of such contingent cash payment of up to $5,000 is dependent upon achievement of specified financial performance targets, as defined in the purchase agreement).

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The additional cash consideration of up to $5,000, in the aggregate, is to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreement, for performance periods extending through September 2027. The Company determines the acquisition date fair values of the liabilities for the contingent consideration using a Monte Carlo simulation as well as a discounted cash flow analysis. In each subsequent reporting period, the Company will reassess its current estimates of performance relative to the targets and adjust the contingent liabilities to their fair values through earnings. See additional disclosures in Note 12.
The goodwill associated with the business acquisition is deductible for tax purposes. The acquired customer relationships intangible asset has an estimated amortization period of fifteen years. The acquired trade name has an amortization period of two years. The acquired capitalized software has an amortization period of seven years.
Acquisition-related costs for this acquisition amounted to approximately $70 and were included in selling, general and administrative on our consolidated statement of operations and were expensed as incurred.
Summary of the Utility Billing Software Company
The preliminary fair values assigned to certain assets and liabilities assumed, as of the acquisition date, were as follows:

Accounts receivable	$912
Property and equipment	200
Capitalized software	380
Customer relationships	4,610
Trade name	100
Goodwill	4,996
Total assets acquired	11,198

Deferred revenue, current	938
Net assets acquired	$10,260
Other Business Combinations nine months ended June 30, 2025
During the nine months ended June 30, 2025, the Company purchased certain assets of a business to expand the Company’s customer footprint. Total purchase consideration was $2,000 in cash funded from cash on hand. In connection with this purchase, the Company allocated approximately $83 to property and equipment, approximately $1,700 to customer relationships, $5 to non-compete agreements and the remainder, approximately $211, to goodwill, all of which is deductible for tax purposes. The acquired customer relationships intangible asset has an estimated amortization period of fifteen years.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Pro Forma Results of Operations for 2025 Business Combinations
The following unaudited supplemental pro forma results of operations have been prepared as though each of the acquired businesses in the nine months ended June 30, 2025 had occurred on October 1, 2023. Pro forma adjustments were made to reflect the impact of depreciation and amortization, changes to executive compensation and the revised debt load, all in accordance with ASC 805. This supplemental pro forma information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made on these dates, or of results of operations that may occur in the future.

	Nine Months Ended June 30,
	2025	2024
Revenue	$1,437	$2,206
Net income (loss)	$131	$(12)
Business Combinations during the year ended September 30, 2024
Purchase of Eduloka, Ltd.
On August 1, 2024, the Company completed the acquisition of substantially all of the assets of Eduloka Ltd. ("inLumon") to expand the Company's permitting and licensing software offerings. Total purchase consideration was $27,477, including $18,000 in cash funded by proceeds from the Company's revolving credit facility, the issuance of 311,634 shares of the Company's Class A common stock (valued at $7,517) and $1,960 in the acquisition date estimated fair value of contingent cash consideration the final amount of such contingent cash

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
payment of up to $22,000 is dependent upon achievement of specified financial performance targets, as defined in the purchase agreement).
The additional consideration of up to $22,000, in the aggregate, is to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreement, through no later than July 2027. The Company determined the acquisition date fair value of the liability for the contingent consideration using a Monte Carlo simulation as well as a discounted cash flow analysis. In each subsequent reporting period, the Company will reassess its current estimates of performance relative to the targets and adjust the contingent liabilities to their fair values through earnings. See additional disclosures in Note 12.
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
Summary of inLumon
The preliminary fair values assigned to certain assets and liabilities assumed, as of the acquisition date, were as follows:

Accounts receivable	$2,990
Property and equipment	20
Capitalized software	3,000
Customer relationships	11,800
Trade name	100
Goodwill	11,486
Total assets acquired	29,396

Accrued expenses and other current liabilities	1,728
Deferred revenue, current	191
Net assets acquired	$27,477

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Other Business Combinations during the year ended September 30, 2024
During the three months ended December 31, 2023, the Company completed the acquisition of substantially all of the assets of a business to expand the Company’s software offerings. Total purchase consideration was $1,270, including $1,100 in cash consideration, funded by proceeds from the Company's revolving credit facility, and $170 in the estimated fair value of contingent cash consideration, the final amount of such contingent cash payment of up to $750 is dependent upon achievement of specified financial performance targets, as defined in the purchase agreement).
The additional consideration of up to $750, in the aggregate, is to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreement, through no later than May 2026.
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
Acquisition-related costs for this acquisition amounted to approximately $8 and were expensed as incurred.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
A summary of the Company's prepaid expenses and other current assets as of June 30, 2025 and September 30, 2024 is as follows:

	June 30,	September 30,
	2025	2024
Inventory	$2,380	$2,423
Prepaid licenses	6,714	5,013
Prepaid insurance	517	129
Notes receivable — current portion	195	195
Other current assets	2,964	2,213
Prepaid expenses and other current assets(1)	$12,770	$9,973
__________________________
1.In connection with the sale of the Healthcare RCM Business, $259 of the Company's prepaid expenses and other current assets was classified as "Current assets held for sale" as of September 30, 2024 in the accompanying condensed consolidated balance sheets and was not included in these amounts.

6. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill are as follows:

Total
Balance at September 30, 2024(1)	$242,988
Goodwill attributable to preliminary purchase price adjustments during the nine months ended June 30, 2025	5,207
Balance at June 30, 2025	$248,195
__________________________
1.In connection with the sale of the Healthcare RCM Business, $37,688 of the Company's goodwill was classified as "Long-term assets held for sale" as of September 30, 2024 in the accompanying condensed consolidated balance sheets and was not included in this amount.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Intangible assets consisted of the following as of June 30, 2025:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Customer relationships	$179,650	$(41,904)	$137,746	9 to 20 years – straight-line
Trade names	3,691	(2,860)	831	2 to 5 years – straight-line
Non-compete agreements and other intangible assets	376	(261)	115	1 to 8 years – straight-line
Total finite-lived intangible assets	183,717	(45,025)	138,692

Indefinite-lived intangible assets:
Trademarks	16	—	16
Total identifiable intangible assets	$183,733	$(45,025)	$138,708
Amortization expense from continuing operations for intangible assets amounted to $2,882 and $8,467 for the three and nine months ended June 30, 2025, and $2,621 and $7,969 for the three and nine months ended June 30, 2024.
Based on net carrying amounts at June 30, 2025, the Company's estimate of future amortization expense for continuing operations for intangible assets are presented in the table below for fiscal years ending September 30:

2025 (three months remaining)	$2,912
2026	11,222
2027	10,954
2028	10,766
2029	10,739
Thereafter	92,099
$138,692

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
7. ACCRUED EXPENSES AND OTHER LIABILITIES
A summary of the Company's accrued expenses and other current liabilities as of June 30, 2025 and September 30, 2024 is as follows:

	June 30,	September 30,
	2025	2024(1)
Accrued wages, bonuses, commissions and vacation	$9,380	$4,673
Accrued interest	171	43
Accrued contingent consideration — current portion	16	518
Escrow liabilities	—	2,174
Accrued tax distributions	—	24,276
Accrued income tax expense	2,004	30,528
Tax receivable agreement liability — current portion	—	9,850
Customer deposits	996	611
Employee health self-insurance liability	30	649
Accrued Hyland expenses	2,744	1,165
Accrued interchange	1,987	1,946
Other accrued liabilities related to the Sale of the Merchant Services Business	—	7,887
Other accrued liabilities related to the Sale of the Healthcare RCM Business	1,545	—
Accrued liabilities owed to sellers	296	334
Other accrued expenses	2,746	3,598
Accrued expenses and other current liabilities	$21,915	$88,252
__________________________
1.In connection with the sale of the Healthcare RCM Business, $1,720 of the Company's accrued expenses and other current liabilities was classified as "Current liabilities held for sale" as of September 30, 2024 in the accompanying condensed consolidated balance sheets and was not included in these amounts.
A summary of the Company's long-term liabilities as of June 30, 2025 and September 30, 2024 is as follows:

	June 30,	September 30,
	2025	2024
Accrued contingent consideration — long-term portion	$3,778	$1,636
Deferred tax liability — long-term	9,380	11,402
Other long-term liabilities	2,300	1,883
Total other long-term liabilities	$15,458	$14,921

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
8. LONG-TERM DEBT, NET
A summary of long-term debt, net as of June 30, 2025 and September 30, 2024 is as follows:

		June 30,	September 30,
	Maturity	2025	2024
Revolving lines of credit to banks under the 2023 Senior Secured Credit Facility	May 8, 2028	$—	$—
1% Exchangeable Senior Notes due 2025	February 15, 2025	—	26,223
Total long-term debt		—	26,223
Less current portion of long-term debt		—	(26,223)
Long-term debt, net of current portion		$—	$—
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
Warrant Transactions
On February 12, 2020, concurrently with the pricing of the Exchangeable Notes, and on February 13, 2020, concurrently with the exercise by the initial purchasers of their right to purchase additional Exchangeable Notes, the Company entered into warrant transactions to sell to the Counterparties warrants (the “Warrants”) to acquire, subject to customary adjustments, up to initially 3,376,391 shares of Class A common stock in the aggregate at an initial exercise price of $62.88 per share. The Company offered and sold the Warrants in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Warrants expire over a ninety trading day period that began on May 15, 2025.
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
2023 Senior Secured Credit Facility
On May 8, 2023, i3 Verticals, LLC (the “Borrower”), entered into that certain Credit Agreement (as amended, the “2023 Senior Secured Credit Facility”) with the guarantors and lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (“JPMorgan”). The 2023 Senior Secured Credit Facility replaced the prior senior secured credit facility of the Company which was entered into on May 9, 2019 (the "Prior Senior Secured Credit Facility"). Following an amendment to the Credit Facility entered into on May 5, 2025, as described below, the 2023 Senior Secured Credit Facility provides for aggregate commitments of $400,000 in the form of a senior secured revolving credit facility (the “Revolver”).
The 2023 Senior Secured Credit Facility provides that the Borrower has the right to seek additional commitments to provide additional term loan facilities or additional revolving credit commitments in an aggregate principal amount up to, as of any date of determination, the sum of (i) the greater of $100,000 and 100% of the Borrower’s consolidated EBITDA (as defined in the 2023 Senior Secured Credit Facility) for the most recently completed four quarter period, plus (ii) the amount of certain prepayments of certain indebtedness, so long as, among other things, after giving pro forma effect to the incurrence of such additional borrowings and any related transactions, the Borrower’s consolidated interest coverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not be less than 3.0 to 1.0 and the Borrower’s consolidated total net leverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not exceed 5.0 to 1.0. As of June 30, 2025, the Borrower's consolidated interest coverage ratio was 87.1x and total leverage ratio was 0.0x.
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
The Adjusted Term SOFR rate will be the rate of interest per annum equal to the Term SOFR rate (based upon an interest period of one, three or six months), plus 0.10%, plus an applicable margin of 2.00% to 3.00% (2.00% at June 30, 2025). The Adjusted Term SOFR rate shall not be less than 0% in any event.
The base rate is a fluctuating rate of interest per annum equal to the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%, plus an applicable margin of 1.00% to 2.00% (1.00% at June 30, 2025). The base rate shall not be less than 1% in any event.

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
In addition to paying interest on outstanding principal under the Revolver, the Borrower will be required to pay a commitment fee equal to the product of between 0.15% and 0.30% (the applicable percentage depending on the Borrower’s consolidated total net leverage ratio as reflected in the schedule above, 0.15% at June 30, 2025) times the actual daily amount by which $400,000 exceeds the total amount outstanding under the Revolver and available to be drawn under all outstanding letters of credit.
The Borrower will be permitted to voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans under the 2023 Senior Secured Credit Facility, whether such amounts are issued under the Revolver or under the additional term loan facilities or additional revolving credit facilities, at any time without premium or penalty.
In addition, if the total amount borrowed under the Revolver exceeds $400,000 at any time, the 2023 Senior Secured Credit Facility requires the Borrower to prepay such excess outstanding amounts.
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
On May 5, 2025, i3 LLC entered into that certain Second Amendment to Credit Agreement (the “Amendment”), which amended the 2023 Senior Secured Credit Facility, with the guarantors and the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
The Amendment provided for certain amendments to the 2023 Senior Secured Credit Facility, including amendments that permitted and accommodated the execution of the Healthcare RCM Purchase Agreement and the consummation of the Healthcare RCM Transactions. The Amendment also permanently reduced the aggregate lender commitments under the Company’s revolving line of credit from $450,000 to $400,000.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Debt issuance costs
The Company incurred $249 in debt issuance costs during both the three and nine months ended June 30, 2025 and $906 in debt issuance costs during both the three and nine months ended June 30, 2024. The Company's debt issuance costs are being amortized over the related term of the debt using the straight-line method, which is not materially different than the effective interest rate method, and are presented within other assets in the condensed consolidated balance sheets. The amortization of deferred debt issuance costs is included in interest expense and amounted to approximately $216 and $746 during the three and nine months ended June 30, 2025 and $221 and $897 during the three and nine months ended June 30, 2024. In connection with the Second Amendment to the Credit Agreement, the Company recorded $295 during the three and nine months ended June 30, 2025 for the write-off of debt issuance costs, which was recorded in interest expense in the condensed consolidated statements of operations.

9. STOCKHOLDERS' EQUITY
Share Repurchase Program
On August 8, 2024, the Company entered into a share repurchase program for the Company's Class A common stock, under which the Company was authorized to repurchase up to $50,000 of outstanding shares of our Class A common stock (exclusive of fees, commissions or other expenses related to such repurchases) (the "Prior Share Repurchase Program"). Pursuant to the Prior Share Repurchase Program, the Company was authorized to make repurchases of our Class A Common Stock in the open market, through privately negotiated transactions, or otherwise, including under Rule 10b5-1 plans. The Prior Share Repurchase Program terminated on August 8, 2025, and has been replaced by a new share repurchase program adopted by the Company as described below under Note 20.
During the nine months ended June 30, 2025 the Company repurchased 1,573,881 shares of Class A Common Stock under the Prior Share Repurchase Program at an average price of $23.86 per share for a total cost inclusive of commissions and excise taxes of $37,979. The repurchased shares were cancelled and retired, resulting in a permanent reduction in both the number of shares outstanding and the Company's total stockholders' equity.
When the Company repurchases shares of Common Stock, the amount paid to repurchase the shares in excess of the par or stated value is allocated to additional paid-in-capital unless subject to limitation or the balance in additional paid-in-capital is exhausted. Remaining amounts are recognized as a reduction in retained earnings.
As of June 30, 2025 the remaining total available authorization under the Prior Share Repurchase Program was $12,445.

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
On July 4, 2025, the U.S. enacted the tax legislation known as the One Big Beautiful Bill Act which includes, among other provisions, changes to federal income tax provisions including the allowance of immediate

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
expensing of qualifying research and development expenses and permanent extensions of certain provision within the Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions effective in 2025 and others taking effect in later years. The Company is evaluating the future impact of these changes on its condensed consolidated financial statements.
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. When the estimate of the annual effective tax rate is unreliable, the Company records its income tax expense or benefit based upon a period to date effective tax rate. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the Company’s estimated tax rate changes, it makes a cumulative adjustment in that period. The Company’s provision for income taxes for continuing operations was a benefit of $22 and a provision of $3,272 for the three and nine months ended June 30, 2025 and a provision of $5,191 and a provision of $3,153 during the three and nine months ended June 30, 2024.
Tax Receivable Agreement
On June 25, 2018, the Company entered into a Tax Receivable Agreement with i3 Verticals, LLC and each of the Continuing Equity Owners (the “Tax Receivable Agreement”) that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that it actually realizes, or in some circumstances, is deemed to realize in its tax reporting, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of Common Units of i3 Verticals, LLC for Class A common stock of i3 Verticals, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. These tax benefit payments are not conditioned upon one or more of the Continuing Equity Owners maintaining a continued ownership interest in i3 Verticals, LLC. If a Continuing Equity Owner transfers Common Units but does not assign to the transferee of such units its rights under the Tax Receivable Agreement, such Continuing Equity Owner generally will continue to be entitled to receive payments under the Tax Receivable Agreement arising in respect of a subsequent exchange of such Common Units. In general, the Continuing Equity Owners’ rights under the Tax Receivable Agreement may not be assigned, sold, pledged or otherwise alienated to any person, other than certain permitted transferees, without (a) the Company's prior written consent, which may not be unreasonably withheld, conditioned or delayed, and (b) such persons becoming a party to the Tax Receivable Agreement and agreeing to succeed to the applicable Continuing Equity Owner’s interest therein. The Company expects to benefit from the remaining 15% of the tax benefits, if any, that the Company may realize.
During the nine months ended June 30, 2025, the Company acquired an aggregate of 1,200,216 Common Units in i3 Verticals, LLC in connection with the redemption of Common Units from the Continuing Equity Owners, which resulted in an increase in the tax basis of our investment in i3 Verticals, LLC subject to the provisions of the Tax Receivable Agreement. As a result of the exchange, during the nine months ended June 30, 2025, the Company recognized an increase to its net deferred tax assets in the amount of $6,907, and corresponding Tax Receivable Agreement liabilities of $5,871, representing 85% of the tax benefits due to Continuing Equity Owners. The Company made payments of $9,954 during the nine months ended June 30, 2025 under the Tax Receivable Agreement.
The deferred tax asset and corresponding Tax Receivable Agreement liability balances were $39,178 and $35,117, respectively, as of June 30, 2025.
Payments to the Continuing Equity Owners related to exchanges through June 30, 2025 will range from $0 to $3,501 per year and are expected to be paid over the next 26 years. The amounts recorded as of June 30, 2025, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
11. LEASES
The Company’s leases consist primarily of real estate leases throughout the markets in which the Company operates. At contract inception, the Company determines whether an arrangement is or contains a lease, and for each identified lease, evaluates the classification as operating or financing. The Company had no finance leases as of June 30, 2025. Leased assets and obligations are recognized at the lease commencement date based on the present value of fixed lease payments to be made over the term of the lease. Renewal and termination options are factored into determination of the lease term only if the option is reasonably certain to be exercised. The weighted-average remaining lease term at June 30, 2025 and 2024 were both 2 years. The Company had no significant short-term leases during the three and nine months ended June 30, 2025 and 2024.
The Company’s leases do not provide a readily determinable implicit interest rate and the Company uses its incremental borrowing rate to measure the lease liability and corresponding right-of-use asset. The incremental borrowing rates were determined based on a portfolio approach considering the Company’s current secured borrowing rate adjusted for market conditions and the length of the lease term. The weighted-average discount rate used in the measurement of our lease liabilities was 7.4% and 7.9% as of June 30, 2025 and 2024, respectively.
Operating lease cost is recognized on a straight-line basis over the lease term. Operating lease costs from continuing operations were $640 and $1,447 for the three and nine months ended June 30, 2025 and $686 and $2,095 for the three and nine months ended June 30, 2024, which are included in selling, general and administrative expenses in the condensed consolidated statements of operations.
Total operating lease costs from continuing operations include variable lease costs of approximately $56 and $360 for the three and nine months ended June 30, 2025, and $140 and $187 for the three and nine months ended June 30, 2024, which are primarily comprised of costs of maintenance and utilities and changes in rates, and are determined based on the actual costs incurred during the period. Variable payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.
Short-term rent expense from continuing operations was $61 and $111 for the three and nine months ended June 30, 2025, and $11 and $26 for the three and nine months ended June 30, 2024, and are included in selling, general and administrative expenses in the condensed consolidated statements of operations.
As of June 30, 2025, maturities of lease liabilities for continuing operations are as follows:

Fiscal Years ending September 30:
2025 (three months remaining)	$671
2026	2,095
2027	1,378
2028	601
2029	591
Thereafter	621
Total future minimum lease payments (undiscounted)(1)	5,957
Less: present value discount	(567)
Present value of lease liability	$5,390
__________________________
1.Total future minimum lease payments excludes payments of $41 for leases designated as short-term leases, which are excluded from the Company's right-of-use assets. These payments will be made within the next twelve months.

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
The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, settlement assets and obligations, accounts receivable, other assets, accounts payable, and accrued expenses, approximated their fair values as of June 30, 2025 and 2024, because of the relatively short maturity dates on these instruments. The carrying amount of debt approximates fair value as of June 30, 2025 and 2024, because interest rates on these instruments approximate market interest rates.
The Company has no Level 1 or Level 2 financial instruments measured at fair value on a recurring basis. The following tables present the changes in the Company's Level 3 financial instruments that are measured at fair value on a recurring basis.

Accrued Contingent Consideration
Balance at September 30, 2024(1)	$2,154
Contingent consideration accrued at time of business combination	1,260
Change in fair value of contingent consideration included in operating expenses	440
Contingent consideration paid	(60)
Balance at June 30, 2025	$3,794
__________________________
1.In connection with the sale of the Healthcare RCM Business, $198 of the Company's accrued contingent consideration was classified as "Current assets held for sale" as of September 30, 2024 in the accompanying condensed consolidated balance sheets and was not included in this amount.

Accrued Contingent Consideration
Balance at September 30, 2023(1)	$7,329
Contingent consideration accrued at time of business combination	170
Change in fair value of contingent consideration included in operating expenses	171
Contingent consideration paid	(7,326)
Balance at June 30, 2024(2)	$344
__________________________
1.In connection with the sale of the Healthcare RCM Business, $19 and $891 of the Company's accrued contingent consideration was classified as "Current assets held for sale" and "Long-term assets held for sale", respectively, as of September 30, 2023 in the accompanying condensed consolidated balance sheets and was not included in this amount.
2.In connection with the sale of the Healthcare RCM Business, $194 of the Company's accrued contingent consideration was classified as "Current assets held for sale" and June 30, 2024 in the accompanying condensed consolidated balance sheets and was not included in this amount.

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
Approximately $16 and $518 of contingent consideration was recorded in accrued expenses and other current liabilities as of June 30, 2025 and September 30, 2024, respectively. Approximately $3,778 and $1,636 of contingent consideration was recorded in other long-term liabilities as of June 30, 2025 and September 30, 2024, respectively.

13. EQUITY-BASED COMPENSATION
A summary of equity-based compensation expense for continuing operations recognized during the three and nine months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Stock options	$1,610	$2,819	$5,435	$9,953
Restricted stock units	3,269	951	6,595	2,724
Equity-based compensation expense	$4,879	$3,770	$12,030	$12,677
During the three and nine months ended June 30, 2025, $2,517 and $3,112, respectively, was classified as within "net income from discontinued operations" in connection with the sale of the Healthcare RCM Business. In connection with the sale of the Merchant Services Business and the Healthcare RCM Business, $1,332 and $4,710 of the Company's equity-based compensation expense was classified within "net income from discontinued operations" in the accompanying condensed consolidated statements of operations during three and nine months ended June 30, 2024.
Amounts are included in other costs of services and in selling, general and administrative expense on the condensed consolidated statements of operations. Current and deferred income tax benefits for continuing operations of $504 and expense $84 were recognized during the three and nine months ended June 30, 2025, respectively, and current and deferred income tax benefits of $596 and $2,066 during the three and nine months ended June 30, 2024, respectively.
Stock Options
In May 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) under which the Company may grant up to 3,500,000 stock options and other equity-based awards to employees, directors and officers. The number of shares of Class A common stock available for issuance under the 2018 Plan includes an annual increase on the first day of each calendar year equal to 4.0% of the outstanding shares of all classes of the Company's common stock as of the last day of the immediately preceding calendar year, unless the Company’s board of directors determines prior to the last trading day of December of the immediately preceding calendar year that the increase shall be less than 4.0%. As of June 30, 2025, equity awards with respect to 2,256,952 shares of the Company's Class A common stock were available for grant under the 2018 Plan.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
In September 2020, the Company adopted the 2020 Acquisition Equity Incentive Plan (the “2020 Inducement Plan”) under which the Company may grant up to 1,500,000 stock options and other equity-based awards to individuals that were not previously employees of the Company or its subsidiaries in connection with acquisitions, as a material inducement to the individual's entry into employment with the Company or its subsidiaries within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. In May 2021, the Company amended the 2020 Inducement Plan to increase the number of shares of the Company's Class A common stock available for issuance from 1,500,000 to 3,000,000 shares. As of June 30, 2025, equity awards with respect to 1,710,793 shares of the Company's Class A common stock were available for grant under the 2020 Inducement Plan.
Share-based compensation expense includes the estimated effects of forfeitures, which will be adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.
A summary of stock option activity for the nine months ended June 30, 2025 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at September 30, 2024	9,120,944	$24.48
Granted	120,000	24.54
Exercised	(556,458)	22.22
Forfeited	(172,365)	28.06
Outstanding at June 30, 2025	8,512,121	$24.55

Exercisable at June 30, 2025	7,175,718	$25.07
The weighted-average grant date fair value of stock options granted during the nine months ended June 30, 2025 was $13.12.
As of June 30, 2025, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $11,154, which is expected to be recognized over a weighted-average period of 2.4 years. The Company's policy is to account for forfeitures of stock-based compensation awards as they occur.
The total fair value of stock options that vested during the three and nine months ended June 30, 2025 was $688 and $10,719, respectively.
In connection with the sale of the Healthcare RCM Business, the Company fully accelerated the vesting period for 40,853 options (to the extent not previously vested) held by employees of the Healthcare RCM Business immediately prior to the closing of the divestiture.
Restricted Stock Units
The Company has issued Class A common stock in the form of restricted stock units ("RSUs") under the 2018 Plan.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
A summary of activity related to restricted stock units for the nine months ended June 30, 2025 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2024	771,214	$22.71
Granted	722,649	26.33
Vested	(284,257)	23.65
Forfeited	(46,397)	23.08
Outstanding at June 30, 2025	1,163,209	$24.61
As of June 30, 2025, total unrecognized compensation expense related to unvested RSUs, including an estimate for pre-vesting forfeitures, was $18,812, which is expected to be recognized over a weighted average period of 2.9 years.
The total fair value of RSUs that vested during the three and nine months ended June 30, 2025 was $3,037 and $7,103, respectively.
In connection with the sale of the Healthcare RCM Business, the Company fully accelerated the vesting period for 96,613 RSUs (to the extent not previously vested) held by employees of the Healthcare RCM Business immediately prior to the closing of the divestiture.

14. COMMITMENTS AND CONTINGENCIES
Leases
The Company utilizes office space and equipment under operating leases. Rent expense from continuing operations under these leases amounted to $700 and $1,557 during the three and nine months ended June 30, 2025, and $697 and $2,121 during the three and nine months ended June 30, 2024. Refer to Note 11 for further discussion and a table of the future minimum payments under these leases.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
PaySchools Litigation
On May 16, 2025, Suzanne Hess, individually and on behalf of a putative class of citizens of the State of New York, filed a Class Action Complaint and Demand for Jury Trial (the “Complaint”), in the Supreme Court of the State of New York, Nassau County, against i3 Verticals, LLC and CP-DBS, LLC d/b/a “PaySchools”, a subsidiary of i3 Verticals, LLC. The claimed damages relate to services offered by PaySchools that enable parents, guardians and caregivers to fund lunches for students in certain New York school districts, and allegedly unlawful practices by PaySchools related to the fees charged for these school lunch services. The plaintiff seeks unspecified monetary damages, restitution, disgorgement, and attorneys’ fees and costs, as well as injunctive relief prohibiting PaySchools from charging transaction-based fees.
On June 20, 2025, the matter was removed to the United States District Court for the Eastern District of New York, where the case remains pending.
The Company is unable to predict the outcome of this litigation. While the Company does not believe that this matter will have a material adverse effect on its business or financial condition, the Company cannot give assurance that this matter will not have a material effect on its results of operations or cash flows for any particular reporting period.
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
The assets of the S&S business were acquired from South Pointe by the Company in 2018 for $17,000, including upfront cash consideration and contingent consideration, and provides software and payments services to local government agencies almost exclusively in Louisiana.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Company is unable to predict the outcome of this litigation. While the Company does not believe that this matter will have a material adverse effect on its business or financial condition, the Company cannot give assurance that this matter will not have a material effect on its results of operations or cash flows for any particular reporting period.

15. RELATED PARTY TRANSACTIONS
In connection with the Company’s IPO, the Company and i3 Verticals, LLC entered into a Tax Receivable Agreement with the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that it actually realizes, or in some circumstances, is deemed to realize in its tax reporting, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of Common Units of i3 Verticals, LLC for Class A common stock of i3 Verticals, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. See Note 10 for further information. As of June 30, 2025, the total amount due under the Tax Receivable Agreement was $35,117.
On January 23, 2025, the Company and i3 Verticals, LLC effected certain recapitalization actions in order to reduce excess cash held at the Company as a result of its “Up-C” structure following a tax distribution received by the Company and the Continuing Equity Owners earlier in January 2025 (the “LLC Tax Distribution”) related to the taxable income associated with the gain on the sale of the Merchant Services Business completed in September 2024 that was anticipated to be recognized for 2024 federal income tax purposes by members of the Company. As a result of differences in the amount of net taxable income allocable to the Company and to the Continuing Equity Owners and the higher assumed tax rate of the Continuing Equity Owners than the tax rate of the Company, this LLC Tax Distribution resulted in the Company holding cash in excess of the Company’s tax liabilities, its obligation to make payments under its the Tax Receivable Agreement, and any other expected liabilities of the Company.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
16. SEGMENTS
The Company determines its operating segments based on ASC 280, Segment Reporting, in alignment with how the CODM monitors and manages the performance of the business as well as the level at which financial information is reviewed.
As noted above, on September 20, 2024, the Company completed the transactions contemplated by the Merchant Services Purchase Agreement dated June 26, 2024, and sold the equity interests of the Merchant Services Acquired Entities comprising the Merchant Services Business. The Merchant Services Business comprised the Company's entire former Merchant Services segment and a small portion of the Company's former Software and Services segment. As a result of the sale of the Merchant Services Business, the historical results of the Merchant Services Business have been reflected as discontinued operations in our consolidated financial statements, and the Company ceased presenting a Merchant Services segment. See Note 2 to our condensed consolidated financial statements for additional information.
Additionally, as noted above, on May 5, 2025, the Company completed the sale of the equity interests of the subsidiaries of the Company which owned and operated the Company's Healthcare RCM Business. The Healthcare RCM business comprised a majority of the Company's former Healthcare segment. As a result of the sale of the Healthcare RCM business, the historical results of the Healthcare RCM Business have been reflected as discontinued operations in the Company's consolidated financial statements. See Note 2 to our condensed consolidated financial statements for additional information.
Prior to giving effect to the disposition of the Healthcare RCM Business, the Company had two operating segments and reportable segments, a Public Sector segment and a Healthcare segment, as reflected in the Company’s condensed consolidated financial statements for the three and six months ended March 31, 2025. After giving effect to the disposition of the Healthcare RCM Business, the Company's core business for continuing operations is providing mission-critical enterprise software solutions to its public sector customers. Taking into account the impact of the disposition of the Healthcare RCM Business, the Company has updated its segment presentation, and has determined that it has one operating segment and reportable segment as of June 30, 2025. This change in our segment presentation is consistent with how the CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance (which is based on consolidated information) as further noted below.
The Company's business has products and solutions that create an efficient flow of information. The Company's public sector software solutions help its customers provide more responsive and efficient services to their citizens and stakeholders.
As the Company has a single operating segment and single reportable segment and is managed on a consolidated basis, the measure of segment profit or loss that the CODM uses to allocate resources and assess performance is consolidated net income as reported in the condensed consolidated statements of operations. The CODM uses this measure to evaluate operating performance and for the purpose of making decisions about allocating resources.

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
As of June 30, 2025 and 2024, respectively, i3 Verticals, Inc. owned 23,780,915 and 23,442,698 of i3 Verticals, LLC's Common Units, representing a 73.8% and 70.0% economic ownership interest in i3 Verticals, LLC.
The following table summarizes the impact on equity due to changes in the Company's ownership interest in i3 Verticals, LLC:

	Nine Months Ended June 30,
	2025	2024
Net income attributable to non-controlling interest	$7,518	$1,155
Transfers (from) to non-controlling interests:
Distributions to non-controlling interest holders	(347)	(839)
Redemption of common units in i3 Verticals, LLC	(17,070)	(576)
Recapitalization from contribution to i3 Verticals, LLC	5,689	—
Allocation of equity (from) to non-controlling interests	(3,588)	4,960
Net transfers (from) to non-controlling interests	(15,316)	3,545
Change from net income attributable to non-controlling interests and net transfers (from) to non-controlling interests	$(7,798)	$4,700
See Note 15 for information regarding certain recapitalization actions the Company and i3 Verticals, LLC effected during the nine months ended June 30, 2025 in order to reduce excess cash held at the Company as a result of its “Up-C” structure, which adjusted the Company’s and the Continuing Equity Holders’ respective ownership interests in i3 Verticals, LLC.

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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock from continuing operations for the three and nine months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Basic net (loss) income per share:
Numerator
Net (loss) income	$(996)	$(14,407)	$4,117	$(22,365)
Less: Net (loss) income attributable to non-controlling interest	(586)	(2,608)	1,653	(4,654)
Net (loss) income attributable to Class A common stockholders	$(410)	$(11,799)	$2,464	$(17,711)
Denominator
Weighted average shares of Class A common stock outstanding	24,345,826	23,420,811	23,909,714	23,339,598
Basic net (loss) income per share(1)	$(0.02)	$(0.50)	$0.10	$(0.76)

Diluted net (loss) income per share:
Numerator
Net (loss) income attributable to Class A common stockholders	$(410)		$2,464
Reallocation of net loss assuming conversion of common units(2)	(446)		—
Net (loss) income attributable to Class A common stockholders – diluted	$(856)		$2,464

Denominator
Weighted average shares of Class A common stock outstanding	24,345,826		23,909,714
Weighted average effect of dilutive securities(3)	8,637,499		913,921
Weighted average shares of Class A common stock outstanding – diluted	32,983,325		24,823,635
Diluted net (loss) income per share	$(0.03)		$0.10
__________________________
1.For the three and nine months ended June 30, 2024, all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net loss per share of Class A common stock for continuing operations:
a.10,052,017 and 10,079,057 weighted average shares of Class B common stock for the three and nine months ended June 30, 2024, respectively, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive,
b.7,764,984 and 7,981,615 stock options for the three and nine months ended June 30, 2024, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.234,503 and 363,171 shares for the three and nine months ended June 30, 2024, respectively, resulting from estimated stock option exercises and restricted stock units vesting as calculated by the treasury stock method were excluded because of the effect of including them would have been anti-dilutive.

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
3.For the three and nine months ended June 30, 2025, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net (loss) income per share of Class A common stock for continuing operations:
a.9,359,632 weighted average shares of Class B common stock for the nine months ended June 30, 2025, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive,
b.4,362,416 and 4,436,416 stock options for the three and nine months ended June 30, 2025, respective, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.952,796 shares for the three months ended June 30, 2025 resulting from estimated stock option exercises and restricted stock units vesting as calculated by the treasury stock method were excluded because of the effect of including them would have been anti-dilutive.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock from discontinued operations for the three and nine months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Basic net income per share:
Numerator
Net income	$19,421	$6,109	$18,185	$18,951
Less: Net income attributable to non-controlling interest	6,129	1,855	5,865	5,809
Net income attributable to Class A common stockholders	$13,292	$4,254	$12,320	$13,142
Denominator
Weighted average shares of Class A common stock outstanding	24,345,826	23,420,811	23,909,714	23,339,598
Basic net income per share(1)	$0.55	$0.18	$0.52	$0.56

Diluted net income per share:
Numerator
Net income attributable to Class A common stockholders			$12,320
Reallocation of net income assuming conversion of common units(2)			4,459
Net income attributable to Class A common stockholders – diluted			$16,779

Denominator
Weighted average shares of Class A common stock outstanding			23,909,714
Weighted average effect of dilutive securities(3)			10,273,553
Weighted average shares of Class A common stock outstanding – diluted			34,183,267
Diluted net income per share			$0.49

__________________________
1.For the three months ended June 30, 2025 and for three and nine months ended June 30, 2024, net income (loss) from continuing operations attributable to i3 Verticals, Inc. was in a loss position, so diluted net income per share of Class A common stock for discontinued operations is computed in the same manner as basic net income per share of Class A common stock for discontinued operations. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net loss per share of Class A common stock for discontinued operations:
a.8,637,499, 10,052,017 and 10,079,057 weighted average shares of Class B common stock for the three months ended June 30, 2025 and the three and nine months ended June 30, 2024, respectively,along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive,
b.4,362,416, 7,764,984 and 7,981,615 stock options for the three months ended June 30, 2025 and the three and nine months ended June 30, 2024, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.952,796, 234,503 and 363,171 shares for the three months ended June 30, 2025 and the three and nine months ended June 30, 2024, respectively, resulting from estimated stock option exercises and restricted stock units vesting as calculated by the treasury stock method were excluded because of the effect of including them would have been anti-dilutive.

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
3.For the nine months ended June 30, 2025, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net income per share of Class A common stock for discontinued operations:
a.4,436,416 stock options for the nine months ended June 30, 2025, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock from the consolidated operations for three and nine months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Basic net income (loss) per share:
Numerator
Net income (loss)	$18,425	$(8,298)	$22,302	$(3,414)
Less: Net income (loss) attributable to non-controlling interest	5,543	(753)	7,518	1,155
Net (loss) income attributable to Class A common stockholders	$12,882	$(7,545)	$14,784	$(4,569)
Denominator
Weighted average shares of Class A common stock outstanding	24,345,826	23,420,811	23,909,714	23,339,598
Basic net income (loss) per share(1)	$0.53	$(0.32)	$0.62	$(0.20)

Diluted net income per share:
Numerator
Net income attributable to Class A common stockholders	$12,882		$14,784
Reallocation of net income assuming conversion of common units(2)	4,214		5,716
Net income attributable to Class A common stockholders – diluted	$17,096		$20,500

Denominator
Weighted average shares of Class A common stock outstanding	24,345,826		23,909,714
Weighted average effect of dilutive securities(3)	9,590,295		10,273,553
Weighted average shares of Class A common stock outstanding – diluted	33,936,121		34,183,267
Diluted net income per share	$0.50		$0.60
__________________________
1.For the three and nine months ended June 30, 2024, all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net loss per share of Class A common stock for consolidated operations:
a.10,052,017 and 10,079,057 weighted average shares of Class B common stock for the three and nine months ended June 30, 2024, respectively,along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive,
b.7,764,984 and 7,981,615 stock options for the three and nine months ended June 30, 2024, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.234,503 and 363,171 shares for the three and nine months ended June 30, 2024, respectively, resulting from estimated stock option exercises and restricted stock units vesting as calculated by the treasury stock method were excluded because of the effect of including them would have been anti-dilutive.

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
3.For the three and nine months ended June 30, 2025, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net income per share of Class A common stock for consolidated operations:
a.4,362,416 and 4,436,416 stock options for the three and nine months ended June 30, 2025, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive.
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
The Warrants sold in connection with the issuance of the Exchangeable Notes are considered to be dilutive when the average price of the Company's Class A common stock during the period exceeds the Warrants' stock price of $62.88 per share. The effect of the additional shares that may be issued upon exercise of the Warrants will be included in the weighted average shares of Class A common stock outstanding—diluted using the treasury stock method. The Warrants expire over a ninety trading day period that began on May 15, 2025. The Note Hedge Transactions purchased in connection with the issuance of the Exchangeable Notes are considered to be anti-dilutive and therefore do not impact our calculation of diluted net income per share. The Note Hedge Transactions expired in February 2025 upon the maturity and payment in full of the Exchangeable Notes. Refer to Note 8 for further discussion regarding the Exchangeable Notes.
Shares of the Company's Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

19. SIGNIFICANT NON-CASH TRANSACTIONS
The Company engaged in the following significant non-cash investing and financing activities related to continuing operations during the nine months ended June 30, 2025 and 2024:

	Nine months ended June 30,
	2025	2024
Acquisition date fair value of contingent consideration in connection with business combinations	$1,260	$170
Right-of-use assets obtained in exchange for operating lease obligations	$22	$538

20. SUBSEQUENT EVENTS
New Share Repurchase Program
On August 7, 2025, the Company announced that its Board of Directors had approved a new share repurchase program for the Company’s Class A common stock, under which the Company may repurchase up to $50,000 of outstanding shares of Class A common stock (exclusive of fees, commissions or other expenses

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
related to such repurchases). This new share purchase program will replace the Prior Share Repurchase Program which terminated on August 8, 2025, as described above in Note 9.
This share repurchase program will terminate on the earlier of September 30, 2026, or when the maximum dollar amount under the authorization has been expended. Pursuant to this authorization, repurchases may be made from time to time in the open market, through privately negotiated transactions, or otherwise, including under Rule 10b5-1 plans. In addition, any repurchases under this share repurchase program will be subject to prevailing market conditions, liquidity and cash flow considerations, applicable securities laws requirements (including under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as applicable), compliance with contractual restrictions under the 2023 Senior Secured Credit Facility and other factors. This share repurchase program does not require the Company to acquire any particular amount of shares of Class A common stock, and may be extended, modified, suspended or discontinued at any time at the Company’s discretion.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2024 (“Form 10-K”), filed with the SEC on November 25, 2024. The terms “i3 Verticals,” “we,” “us” and “our” and similar references refer to i3 Verticals, Inc. and, where appropriate, its subsidiaries.

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
•our ability to execute on our strategy and achieve our goals following the completion of the sale of our Merchant Services Business and our Healthcare RCM Business;
•risks related to ongoing and future economic and geopolitical conditions, including the impact of inflationary pressures, elevated interest rates, current geopolitical instability (including in connection with current tensions between India and Pakistan), and tariff and trade-related developments;
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

Executive Overview
After giving effect to the sale of our Healthcare RCM Business (as defined below) on May 5, 2025, as described below, the Company provides mission-critical enterprise software solutions to its public sector customers. These comprehensive cloud-native solutions address a broad range of government functions, including courts, transportation, utilities, revenue and schools. The Company’s mission is to enable state and local governments and related agencies to serve their constituents in an effective and efficient manner. With thousands of software installations across all 50 states and Canada, i3 Verticals is a leader in the public sector vertical.

Prior to the disposition of the Healthcare RCM Business, we had two operating segments and reportable segments, a Public Sector segment and a Healthcare Segment, as reflected in the Company’s consolidated financial statements for the three months ended March 31, 2025. After giving effect to the disposition of the Healthcare RCM Business, the Company has updated its segment presentation, and has determined that it has one operating segment and reportable segment as of June 30, 2025. See Note 16 to our condensed consolidated financial statements for additional information.
Recent Developments
Inflationary pressures, elevated interest rate levels, monetary policy, the current geopolitical situation (including in connection with the military conflicts in the Middle East and Ukraine as well as the current tensions between India and Pakistan), tariff and trade-related developments, and budgetary and political pressures to reduce government spending are causing broad economic uncertainty and could potentially cause new, or exacerbate existing, economic challenges that may impact us. For example, we have business operations in Canada, and the determination of Canadian governmental authorities or businesses to cancel or not renew contracts, or otherwise reduce business, with U.S. companies as a result of current trade tensions with the United States, as has been advocated by certain Canadian governmental authorities, could adversely impact our financial results. As the future magnitude, duration and effects of these conditions are difficult to predict at this time, we are unable to predict the extent of the potential effect on our financial results.
Liquidity
At June 30, 2025, we had $55.5 million of cash and cash equivalents and $400.0 million of available capacity under our 2023 Senior Secured Credit Facility subject to our financial covenants. As of June 30, 2025, we were in compliance with these covenants with a consolidated interest coverage ratio and total leverage ratio 87.1x, and 0.0x, respectively. For additional information about our Exchangeable Notes and 2023 Senior Secured Credit Facility, see the section entitled “Liquidity and Capital Resources” below.
Sale of Healthcare RCM Business
On May 5, 2025, i3 Verticals, LLC, and i3 Healthcare Solutions, LLC, a wholly-owned subsidiary of i3 Verticals, LLC (“Healthcare RCM Seller,” and collectively with i3 Verticals LLC, the “Healthcare RCM Seller Parties”), completed the sale of the equity interests of certain wholly-owned subsidiaries of the Healthcare RCM Seller (the “Healthcare RCM Acquired Entities”) which owned and operated the Company's healthcare revenue cycle management business, including its associated proprietary technology, to Infinx, Inc. (“Healthcare RCM Buyer”), a Texas corporation, pursuant to the terms of that certain Securities Purchase Agreement dated as of May 5, 2025, by and among Healthcare RCM Buyer and the Healthcare RCM Seller Parties (the “Healthcare RCM Purchase Agreement;” the transactions contemplated by the Healthcare RCM Purchase Agreement, the “Healthcare RCM Transactions”). In addition, immediately prior to the sale of the equity interests of the Healthcare RCM Acquired Entities pursuant to the Healthcare RCM Purchase Agreement, i3 Verticals, LLC and certain of its subsidiaries contributed and/or assigned certain assets and certain liabilities related to the Healthcare RCM Business to the Healthcare RCM Acquired Entities. The purchase price payable by Healthcare RCM Buyer to Healthcare RCM Seller for the equity interests of the Healthcare RCM Acquired Entities was $96.4 million, paid in cash at closing. The final purchase price is subject to post-closing net working capital and other purchase price adjustments as provided in the Healthcare RCM Purchase Agreement. The Healthcare RCM Business contributed $3.6 million and $22.5 million of revenue for the three and nine months ended June 30, 2025, respectively.
As a result of the sale of the Healthcare RCM Business, the results of operations for the Healthcare RCM Business have been reclassified as discontinued operations in our condensed consolidated statements of operations for all periods presented. Refer to Note 2 for additional information.
Sale of Merchant Services Business
On September 20, 2024, i3 Verticals, LLC, and i3 Holdings Sub, Inc., a wholly-owned subsidiary of i3 Verticals, LLC (“Corporation Seller,” and collectively with i3 Verticals, LLC, the “Merchant Services Sellers”) completed the transactions (such closing, the “Closing”) contemplated by that certain Securities Purchase Agreement dated as of June 26, 2024 (the “Merchant Services Purchase Agreement”), by and among i3 Verticals, LLC, Corporation Seller, the Company (solely for the purpose of providing a guaranty of the obligations of the Merchant Services Sellers as set forth in the Merchant Services Purchase Agreement), Payroc Buyer, LLC

(“Merchant Services Buyer”), and Payroc WorldAccess, LLC (solely for the purpose of providing a guaranty of the obligations of Merchant Services Buyer as set forth in the Merchant Services Purchase Agreement). Pursuant to the terms of the Merchant Services Purchase Agreement, the Merchant Services Sellers sold to Merchant Services Buyer the equity interests of certain direct and indirect wholly-owned subsidiaries of the Merchant Services Sellers (the “Merchant Services Acquired Entities”) primarily comprising the Company's merchant services business, including its associated proprietary technology (the “Merchant Services Business”), after giving effect to the contribution of certain assets and the assignment of certain liabilities associated with the Merchant Services Business from i3 Verticals, LLC and certain affiliates to the Merchant Services Acquired Entities pursuant to a contribution agreement which was entered into immediately prior to the Closing. Pursuant to the terms of the Merchant Services Purchase Agreement, Merchant Services Buyer paid to the Merchant Services Sellers an aggregate purchase price of approximately $439.5 million paid in cash at closing, after giving effect to post-closing net working capital, indebtedness and cash adjustments.
As a result of the sale of the Merchant Services Business, the results of operations for the Merchant Services Business have been reflected as discontinued operations in our condensed consolidated statements of operations for all periods presented. Refer to Note 2 to additional information.
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
Acquisitions during the nine months ended June 30, 2025
On April 1, 2025, the Company completed the acquisition of a business to expand the Company’s Public Sector utility billing software offerings. Total purchase consideration was $10.3 million, including $9.0 million in cash funded by proceeds from the Company's revolving credit facility and $1.3 million in the acquisition date estimated fair value of contingent cash consideration (the final amount of such contingent cash payment of up to $5.0 million is dependent upon achievement of specified financial performance targets, as defined in the purchase agreement).
During the nine months ended June 30, 2025, we also completed the acquisition of certain assets of a business to expand our customer footprint. Total purchase consideration was $2.0 million in cash funded from cash on hand.
Acquisitions during the nine months ended June 30, 2024
During the nine months ended June 30, 2024, we completed the acquisition of one business to expand our software offerings. Total purchase consideration was $1.3 million, including $1.1 million in cash funded by the proceeds from our revolving credit facility and $0.2 million in the acquisition date estimated fair value of contingent cash consideration (the final amount of such contingent cash payment of up to of up to $22.0 million is dependent upon achievement of specified financial performance targets, as defined in the purchase agreement).

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
Expenses
Other costs of services. Other costs of services include costs directly related to our software and related services. Additionally, other costs of services include costs directly attributable related to payment processing services such as processing and bank sponsorship. Losses resulting from chargebacks against a customer are included in other cost of services. Residual payments to our distribution partners and the cost of equipment sold is also included in cost of services. Amortization arising from capitalized software development is not included in other cost of services. Other costs of services are recognized at the time the related revenue is recognized. Following the disposal of our Merchant Services Business in the fourth quarter of fiscal year 2024, our core business has been providing software solutions. Given the change in our business model following the sale of our Merchant Services Business, we reclassified certain expenses to better align with the primary industry in which we operate. During the first quarter of fiscal year 2025, we revised our presentation of certain expenses in the Condensed Consolidated Statements of Operations from selling, general and administrative expenses to other costs of services. We reclassified personnel costs related to installation of our software, conversion of client data, training client personnel, customer support activities and various other services provided directly to customers from selling, general and administrative to other costs of services. We also reclassified certain hosting and related software costs for directly supporting our customers from selling, general and administrative to other costs of services. Refer to Note 3 for discussion of the change in the current and prior period presentation.
Selling, general and administrative. Selling, general and administrative expenses include certain salaries and other employment costs, professional services, internal technology expenses, rent and utilities and other operating costs. Salaries and other employment costs within selling, general and administrative include individuals associated with shared services, product development, sales and other functions. Following the disposal of our Merchant Services Business in the fourth quarter of fiscal year 2024, our core business has been providing software solutions. Given the change in our business model following the sale of our Merchant Services Business, we have reclassified certain expenses to better align with the primary industry in which we operate. During the first quarter of fiscal year 2025, we revised our presentation of certain expenses in the Condensed Consolidated Statements of Operations from selling, general and administrative expenses to other costs of services. Refer to Note 3 for discussion of the change in the current and prior period presentation.
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

How We Assess Our Business
As a result of the sale of the Merchant Services Business in 2024, the results of operations for the Merchant Services Business have been reflected as discontinued operations in our condensed consolidated statements of operations for all periods presented. Additionally, as a result of the sale of the Healthcare RCM Business on May 5, 2025, the results of operations for the Healthcare RCM Business have been reclassified as discontinued operations in our condensed consolidated statements of operations for all periods presented.
After giving effect to these developments, as further described above, the Company has one operating segment and reportable segment as of June 30, 2025.

After giving effect to the sale of the Healthcare RCM Business as noted above, the Company provides mission-critical enterprise software and services solutions to its public sector customers. These comprehensive solutions cover a broad range of applications, including cloud native enterprise software, all of which enable state and local governments and related agencies to serve their constituents in an efficient and seamless manner.
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
ARR does not have a standardized definition and is therefore unlikely to be comparable to similarly titled measures presented by other companies. It should be reviewed independently of revenue and it is not a forecast. Additionally, ARR does not take into account seasonality. The active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers. ARR from continuing operations for the three months ended June 30, 2025 and 2024 was $160.8 million and $143.6 million, respectively, representing a period-to-period growth rate of 12%.
Adjusted EBITDA margin is used by the Company to measure operating performance and for purposes of making decisions. Adjusted EBITDA margin for any particular period is adjusted EBITDA as a percentage of revenue for such period. Adjusted EBITDA is calculated as earnings adjusted to exclude interest, tax, depreciation, amortization, stock-compensation expense, non-cash changes in the fair value of contingent consideration, M&A-related expenses, and certain other adjustments that management believes are not reflective of our underlying operations. Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures.

Results of Operations
As a result of the sale of the Merchant Services Business and the Healthcare RCM Business, the historical results of these two disposed businesses have been reflected as discontinued operations in our condensed consolidated financial statements. Prior period results of operations and balance sheet information have been recast to reflect this presentation, and the discussion below relates to our continuing operations after giving effect to the reclassification for the Merchant Services Business and Healthcare RCM Business as discontinued operations.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
The following table presents our historical results of operations for the periods indicated:

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	%

Revenue	$51,901	$46,183	$5,718	12.4%

Operating expenses
Other costs of services (excluding depreciation and amortization)(1)	16,733	15,287	1,446	9.5%
Selling, general and administrative(1)	33,018	26,048	6,970	26.8%
Depreciation and amortization	6,989	6,157	832	13.5%
Change in fair value of contingent consideration	(26)	1	(27)	n/m
Total operating expenses	56,714	47,493	9,221	19.4%

Loss from operations	(4,813)	(1,310)	(3,503)	267.4%

Other (income) expenses
Interest expense	806	7,906	(7,100)	(89.8)%
Other income	(4,601)	—	(4,601)	n/m
Total other (income) expenses	(3,795)	7,906	(11,701)	n/m

Loss before income taxes	(1,018)	(9,216)	8,198	(89.0)%

(Benefit from) provision for income taxes	(22)	5,191	(5,213)	n/m

Net loss from continuing operations	(996)	(14,407)	13,411	(93.1)%
Net income from discontinued operations, net of income taxes	19,421	6,109	13,312	n/m
Net income (loss)	18,425	(8,298)	26,723	n/m

Net loss from continuing operations attributable to non-controlling interest	(586)	(2,608)	2,022	(77.5)%
Net income from discontinued operations attributable to non-controlling interest	6,129	1,855	4,274	n/m
Net income (loss) attributable to non-controlling interest	5,543	(753)	6,296	n/m

Net loss from continuing operations attributable to i3 Verticals, Inc.	(410)	(11,799)	11,389	(96.5)%
Net income from discontinued operations attributable to i3 Verticals, Inc.	13,292	4,254	9,038	n/m
Net income (loss) attributable to i3 Verticals, Inc.	$12,882	$(7,545)	$20,427	n/m
n/m = not meaningful
_________________________________________
1.Refer to Note 3 for discussion of the change in the current and prior period presentation.

Revenue
Revenue increased $5.7 million, or 12.4%, to $51.9 million for the three months ended June 30, 2025 from $46.2 million for the three months ended June 30, 2024. This increase included incremental revenue from current and prior year acquisitions of $2.2 million. The remaining increase was primarily driven by an increase of $2.9 million in recurring revenues and an increase of $0.4 million software license revenue.
Other Costs of Services
Other costs of services increased $1.4 million, or 9.5%, to $16.7 million for the three months ended June 30, 2025 from $15.3 million for the three months ended June 30, 2024. The increase was primarily driven by an increase in internal and external personnel costs of $0.9 million an increase in software costs of $0.7 million for the three months ended June 30, 2025 from the three months ended June 30, 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $7.0 million, or 26.8%, to $33.0 million for the three months ended June 30, 2025 from $26.0 million for the three months ended June 30, 2024. The increase was driven by an increase in M&A-related expenses of $3.4 million, which increased primarily due to activity that is for non-recurring expenses for which we are reimbursed through the transition services agreements, employee leasing arrangement, and processing services agreement with Infinx and Payroc, and for which revenue is recognized in other income. Additional increases were driven by an increase in internal and external personnel costs of $2.9 million for the three months ended June 30, 2025 from the three months ended June 30, 2024.
Depreciation and Amortization
Depreciation and amortization increased $0.8 million, or 13.5%, to $7.0 million for the three months ended June 30, 2025 from $6.2 million for the three months ended June 30, 2024. Amortization expense increased $0.9 million to $6.4 million for the three months ended June 30, 2025 from $5.5 million for the three months ended June 30, 2024 primarily due to amortization expense recorded for intangible assets and capitalized software acquired from current year and prior year acquisitions as well as an increase in capitalized software project releases, driving an increase in amortization expense. Depreciation expense decreased slightly by $0.1 million to $0.6 million for the three months ended June 30, 2025 from $0.7 million for the three months ended June 30, 2024.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a benefit of $26.0 thousand for the three months ended June 30, 2025 related to adjustments to the expected present value of consideration to be paid for earnouts. The change in fair value of contingent consideration for the three months ended June 30, 2024 was a charge of $1 thousand.
Interest Expense
Interest expense decreased $7.1 million, or 89.8%, to $0.8 million for the three months ended June 30, 2025 from $7.9 million for the three months ended June 30, 2024. The decrease reflects a lower average outstanding debt balance for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.
Other Income
Other income was $4.6 million during the three months ended June 30, 2025, and there was no other income during the three months ended June 30, 2024. Other income during the three months ended June 30, 2025 reflects income from the transition services agreement and employee leasing arrangement entered into at the closing of the sale of the Healthcare RCM Business of $3.9 million, income from the transition services agreement and processing services agreement entered into at the closing of the sale of the Merchant Services Business of $0.3 million and interest income generated from cash held at financial institutions of $0.4 million.

(Benefit from) Provision for Income Taxes
The provision for income taxes decreased to a benefit of $22 thousand for the three months ended June 30, 2025 from a provision for $5.2 million for three months ended June 30, 2024. Our effective tax rate was 2% for the three months ended June 30, 2025. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company. The income of majority-owned i3 Verticals, LLC is not taxed at the entity-level. i3 Verticals, Inc. is subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.
Net Income from Discontinued Operations, Net of Income Taxes
We had $19.4 million in net income from discontinued operations, net of income tax, for the three months ended June 30, 2025 compared to $6.1 million in net income from discontinued operations, net of income tax, for the three months ended June 30, 2024. See Note 2 to our condensed consolidated financial statements for additional information and detail on the financial results of discontinued operations.
The net income from discontinued operations, net of income tax, for the three months ended June 30, 2025 reflects the gain on the sale of the Healthcare RCM Business of $26.0 million and a complete quarter of business activity for the Healthcare RCM Business, including revenue of $3.6 million, operating expenses of $5.8 million and a provision for income taxes of $4.3 million. The net income from discontinued operations, net of income tax, for the three months ended June 30, 2024 included a complete quarter of business activity for both the Merchant Services Business and the Healthcare RCM Business, including revenue of $48.4 million, operating expenses of $40.9 million and a provision for income taxes of $1.4 million.

Nine Months Ended June 30, 2025 Compared to Nine Months Ended June 30, 2024
The following table presents our historical results of operations for the periods indicated:

	Nine Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	%

Revenue	$158,257	$139,909	$18,348	13.1%

Operating expenses
Other costs of services (excluding depreciation and amortization)(1)	48,889	44,423	4,466	10.1%
Selling, general and administrative(1)	85,779	75,576	10,203	13.5%
Depreciation and amortization	20,848	18,794	2,054	10.9%
Change in fair value of contingent consideration	440	171	269	157.3%
Total operating expenses	155,956	138,964	16,992	12.2%

Income from operations	2,301	945	1,356	143.5%

Other (income) expenses
Interest expense	1,932	22,307	(20,375)	(91.3)%
Other income	(7,020)	(2,150)	(4,870)	226.5%
Total other (income) expenses	(5,088)	20,157	(25,245)	n/m

Income (loss) before income taxes	7,389	(19,212)	26,601	n/m

Provision for income taxes	3,272	3,153	119	3.8%

Net income (loss) from continuing operations	4,117	(22,365)	26,482	n/m
Net income from discontinued operations, net of income taxes	18,185	18,951	(766)	n/m
Net income (loss)	22,302	(3,414)	25,716	n/m

Net income (loss) from continuing operations attributable to non-controlling interest	1,653	(4,654)	6,307	n/m
Net income from discontinued operations attributable to non-controlling interest	5,865	5,809	56	n/m
Net income attributable to non-controlling interest	7,518	1,155	6,363	550.9%

Net income (loss) from continuing operations attributable to i3 Verticals, Inc.	2,464	(17,711)	20,175	n/m
Net income from discontinued operations attributable to i3 Verticals, Inc.	12,320	13,142	(822)	n/m
Net income (loss) attributable to i3 Verticals, Inc.	$14,784	$(4,569)	$19,353	n/m
n/m = not meaningful
_________________________________________
1.Refer to Note 3 for discussion of the change in the current and prior period presentation.
Revenue
Revenue increased $18.3 million, or 13.1%, to $158.3 million for the nine months ended June 30, 2025 from $139.9 million for the nine months ended June 30, 2024. This increase included incremental revenue from current and prior year acquisitions of $4.6 million. The remaining increase was primarily driven by an increase of $8.8 million in recurring revenues and an increase of $4.6 million in software license revenue.

Other Costs of Services
Other costs of services increased $4.5 million, or 10.1%, to $48.9 million for the nine months ended June 30, 2025 from $44.4 million for the nine months ended June 30, 2024. The increase was primarily driven by an increase in internal and external personnel costs of $2.9 million and an increase in software costs of $1.5 million for the nine months ended June 30, 2025 from the nine months ended June 30, 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $10.2 million, or 13.5%, to $85.8 million for the nine months ended June 30, 2025 from $75.6 million for the nine months ended June 30, 2024. The increase was primarily driven by an increase in M&A-related expenses of $3.6 million, which primarily increased due to activity that is for non-recurring expenses for which we are reimbursed through the transition services agreements, employee leasing arrangement, and processing services agreement with Infinx and Payroc, and for which revenue is recognized in other income. Additional increases were driven by an increase in internal and external personnel costs of $5.0 million and software costs of $1.4 million for the nine months ended June 30, 2025 from the nine months ended June 30, 2024.
Depreciation and Amortization
Depreciation and amortization increased $2.1 million, or 10.9%, to $20.8 million for the nine months ended June 30, 2025 from $18.8 million for the nine months ended June 30, 2024. Amortization expense increased $2.1 million to $19.0 million for the nine months ended June 30, 2025 from $16.9 million for the nine months ended June 30, 2024 primarily due to an increase in capitalized software project releases, driving an increase in amortization expense, as well as amortization expense recorded for intangible assets and capitalized software acquired from current year and prior year acquisitions. Depreciation expense was $1.9 million for both the nine months ended June 30, 2025 and 2024.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a charge of $0.4 million for the nine months ended June 30, 2025 related to adjustments to the expected present value of consideration to be paid for earnouts. The change in fair value of contingent consideration for the nine months ended June 30, 2024 was a charge of $0.2 million.
Interest Expense
Interest expense decreased $20.4 million, or 91.3%, to $1.9 million for the nine months ended June 30, 2025 from $22.3 million for the three months ended June 30, 2024. The decrease reflects a lower average outstanding debt balance for the nine months ended June 30, 2025, as compared to the nine months ended June 30, 2024.
Other Income
Other income was $7.0 million during the nine months ended June 30, 2025, and other income was $2.2 million during the nine months ended June 30, 2024. Other income during the the nine months ended June 30, 2025 reflects income generated from the transition services agreement and employee leasing arrangement entered into at the closing of the sale of the Healthcare RCM Business of $3.9 million, income from the transition services agreement and processing services agreement entered into at the closing of the sale of the Merchant Services Business of $1.3 million, interest income generated from cash held at financial institutions of $1.2 million, and a gain on disposal of property and equipment of $0.6 million related to the sale of a building purchased through previous acquisitions. Other income during the nine months ended June 30, 2024 reflects the gain on the Exchangeable Note Repurchases and gain on Warrant Unwinds, net of the loss on Note Hedge Unwinds and loss on the sale of a building purchased through acquisition.
Provision for Income Taxes
The provision for income taxes increased to a provision for $3.3 million for the nine months ended June 30, 2025 from a provision of $3.2 million for nine months ended June 30, 2024. Our effective tax rate was 44% for the nine months ended June 30, 2025. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company. The income of majority-owned i3 Verticals, LLC is not taxed at the entity-level. i3 Verticals, Inc. is subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.

Net Income from Discontinued Operations, Net of Income Taxes
We had $18.2 million in net income from discontinued operations, net of income tax, for the nine months ended June 30, 2025 compared to $19.0 million in net income from discontinued operations, net of income tax, for the nine months ended June 30, 2024. See Note 2 to our condensed consolidated financial statements for additional information and detail on the financial results of discontinued operations.
The net income from discontinued operations, net of income tax, for the nine months ended June 30, 2025 reflects the gain on the sale of the Healthcare RCM Business of $26.0 million and a complete nine months of business activity for the Healthcare RCM Business, including revenue of $22.5 million, operating expenses of $25.1 million and a provision for income taxes of $4.6 million. The net income from discontinued operations, net of income tax, for the nine months ended June 30, 2024 included a complete nine months of business activity for both the Merchant Services Business and the Healthcare RCM Business, including revenue of $141.3 million, operating expenses of $118.1 million, and a provision for income taxes of $4.2 million.
Seasonality
We have experienced in the past, and may continue to experience, seasonal fluctuations in our revenues as a result of consumer and business spending patterns. The number of business days in a month or quarter also may affect seasonal fluctuations. Certain revenues fluctuate with the fiscal calendars of our customers. Transactional revenue for certain education customers is strongest in August, September, October, January and February, at the start of each semester, and generally weakens throughout the semester, with little revenue in the summer months of June and July. Operating expenses show less seasonal fluctuation, with the result that net income is subject to the same seasonal factors as our revenues. The growth in our business may have partially overshadowed seasonal trends to date, and seasonal impacts on our business may be more pronounced in the future.

Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash from operating activities. As of June 30, 2025, we had $55.5 million of cash and cash equivalents and available borrowing capacity of $400.0 million under our 2023 Senior Secured Credit Facility, subject to the financial covenants. We usually minimize cash balances by making payments on our revolving line of credit to minimize borrowings and interest expense. As of June 30, 2025, we had no borrowings outstanding under the 2023 Senior Secured Credit Facility. For additional information about our 2023 Senior Secured Credit Facility, see the section entitled "— 2023 Senior Secured Credit Facility" below.
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
Our 2023 Senior Secured Credit Facility, as amended, requires us to maintain a consolidated interest coverage ratio not less than 3.0 to 1.0 and total leverage ratio not exceeding 5.0 to 1.0. As of June 30, 2025, we were in compliance with these covenants with a consolidated interest coverage ratio and total leverage ratio of 87.1x and 0.0x, respectively. Although we believe our liquidity position remains strong, there can be no assurance that we will be able to raise additional funds, in the form of debt or equity, or to amend our 2023 Senior Secured Credit Facility on terms acceptable to us, if at all, even if we determined such actions were necessary in the future. Although we believe our liquidity position remains strong, there can be no assurance that we will be able to raise additional funds, in the form of debt or equity, or to amend our 2023 Senior Secured Credit Facility on terms acceptable to us, if at all, even if we determined such actions were necessary in the future.
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
Nine Months Ended June 30, 2025 and 2024

	Nine months ended June 30,
	2025	2024
	(in thousands)
Net cash (used in) provided by operating activities	$(8,276)	$33,266
Net cash provided by (used in) investing activities	$78,774	$(16,755)
Net cash used in financing activities	$(104,283)	$(15,215)

Cash Flow from Operating Activities
Net cash provided by operating activities decreased $41.5 million to net cash used in operating activities of $8.3 million for the nine months ended June 30, 2025 from net cash provided by operating activities of $33.3 million for the nine months ended June 30, 2024. Our net loss changed from $3.4 million for the nine months ended June 30, 2024 to net income of $22.3 million for the nine months ended June 30, 2025, primarily driven by the gain on the sale of the Healthcare RCM Business of $26.0 million during the nine months ended June 30, 2025. The primary driver of the decrease in cash provided by operating activities was cash paid for income taxes of $35.1 million during the nine months ended June 30, 2025, primarily consisting of income taxes related to the sale of the Merchant Services Business, which were accrued in fiscal year 2024, but paid in the nine months ended June 30, 2025. The decrease in cash provided by operating activities was also driven by reductions in net operating assets and liabilities, excluding the impact of income taxes, of $11.9 million, which are impacted by the timing of collections and payments, for the nine months ended June 30, 2025 compared to the nine months ended June 30, 2024. In addition, this was partially offset by a decrease in contingent consideration paid in excess of original estimates of $5.8 million, for the nine months ended June 30, 2025 compared to the nine months ended June 30, 2024.

Cash Flow from Investing Activities
Net cash used in investing activities decreased $95.5 million to net cash provided by investing activities of $78.8 million for the nine months ended June 30, 2025 from net cash used in investing activities of $16.8 million for the nine months ended June 30, 2024. The largest driver of the change to cash provided by investing activities was $96.1 million in proceeds from the sale of the Healthcare RCM Business during the nine months ended June 30, 2025. Additional contributions to the decrease in net cash used in investing activities were a decrease of $4.6 million in purchases of merchant portfolios and residual buyouts, a decrease of $2.9 million in expenditures for capitalized software, a decrease of $0.9 million in expenditures for property and equipment, and an increase of $0.9 million in proceeds from the sale of property and equipment during the nine months ended June 30, 2025 compared to the nine months ended June 30, 2024. These increases to net cash provided by investing activities are partially offset by an increase of $9.9 million in cash used in acquisitions (net of cash acquired) during the nine months ended June 30, 2025 compared to the nine months ended June 30, 2024.
Cash Flow from Financing Activities
Net cash used in financing activities increased $89.1 million to $104.3 million net cash used in financing activities for the nine months ended June 30, 2025 from $15.2 million net cash used by financing activities for the nine months ended June 30, 2024. The increase in net cash used in financing activities was driven by a decrease in net borrowings from in excess of payments on the revolving credit facility of $78.9 million during the nine months ended June 30, 2025 from the nine months ended June 30, 2024, as well as an increase of $23.7 million in payments for required distributions on behalf of members for tax obligations and an increase in payments for employees' tax withholdings from net settled stock option exercises and RSU releases of $3.5 million. Additionally, during the nine months ended June 30, 2025, we used cash from financing activities for multiple purposes for which we did not use cash from financing activities during the nine months ended June 30, 2024, including $37.6 million in payments for repurchases of Class A common stock, $26.2 million in payments to extinguish the Exchangeable Notes and $10.0 million in payments for required distributions to members under the Tax Receivable Agreement. These increases in uses of cash for financing activities for the nine months ended June 30, 2025 from the nine months ended June 30, 2024 were partially offset by $87.8 million in payments for repurchases of Exchangeable Notes during the nine months ended June 30, 2024, which did not recur during the nine months ended June 30, 2025, and a decrease in net payments for settlement obligations of $2.9 million during the nine months ended June 30, 2025 compared to the nine months ended June 30, 2024.
2023 Senior Secured Revolving Credit Facility
On May 8, 2023, i3 Verticals, LLC (the “Borrower”), entered into that certain Credit Agreement (as amended by the first amendment dated June 26, 2024, the “2023 Senior Secured Credit Facility”) with the guarantors and lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (“JPMorgan”). The 2023 Senior Secured Credit Facility replaced the prior senior secured credit facility of the Company which was entered into on May 9, 2019 (the "Prior Senior Secured Credit Facility"). As amended by the Second Amendment described below, the 2023 Senior Secured Credit Facility provides for aggregate commitments of $400 million in the form of a senior secured revolving credit facility (the “Revolver”). In addition, on February 11, 2025, the Borrower entered into a letter agreement with the administrative agent and the lenders under the 2023 Senior Secured Credit Facility providing the Borrower with a one-time consent to an earlier reduction in the pricing of the revolving loans than what is otherwise permitted by the terms of the 2023 Senior Secured Credit Facility. Such reduction became effective as of September 27, 2024, which is the date that the Borrower paid down the outstanding balance of the revolving loans with proceeds of the sale of the Merchant Services Business and achieved a consolidated total net leverage ratio of less than 2.0 to 1.0, instead of November 26, 2024, which is the date that the Borrower delivered its compliance certificate for the fiscal quarter ending September 30, 2024. Further, on May 5, 2025, the Borrower entered into a second amendment (the “Second Amendment”) to the 2023 Senior Secured Credit Facility to permit the Healthcare RCM Transactions. The Second Amendment also permanently reduced the aggregate lender commitments under the Revolver from $450 million to $400 million.

The 2023 Senior Secured Credit Facility provides that the Borrower has the right to seek additional commitments to provide additional term loan facilities or additional revolving credit commitments in an aggregate principal amount up to, as of any date of determination, the sum of (i) the greater of $100 million and 100% of the Borrower’s consolidated EBITDA (as defined in the 2023 Senior Secured Credit Facility) for the most recently completed four quarter period, plus (ii) the amount of certain prepayments of certain indebtedness, so long as, among other things, after giving pro forma effect to the incurrence of such additional borrowings and any related transactions, the Borrower’s consolidated interest coverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not be less than 3.0 to 1.0 and the Borrower’s consolidated total net leverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not exceed 5.0 to 1.0. As of June 30, 2025, the Borrower's consolidated interest coverage ratio was 87.1x and total leverage ratio was 0.0x.
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
The Adjusted Term SOFR rate will be the rate of interest per annum equal to the Term SOFR rate (based upon an interest period of one, three or six months), plus 0.10%; plus an applicable margin of 2.00% to 3.00% (2.00% at June 30, 2025). The Adjusted Term SOFR rate shall not be less than 0% in any event.
The base rate is a fluctuating rate of interest per annum equal to the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%; plus an applicable margin of 1.00% to 2.00% (1.00% at June 30, 2025). The base rate shall not be less than 1% in any event.
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
In addition to paying interest on outstanding principal under the Revolver, the Borrower will be required to pay a commitment fee equal to the product of between 0.15% and 0.30% (the applicable percentage depending on the Borrower’s consolidated total net leverage ratio as reflected in the schedule above, 0.15% at June 30, 2025) times the actual daily amount by which $400 million (as of the effectiveness of the Second Amendment) exceeds the total amount outstanding under the Revolver and available to be drawn under all outstanding letters of credit.
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
As of June 30, 2025, we were in compliance with these covenants, with a consolidated interest coverage ratio and total leverage ratio of 87.1x and 0.0x, respectively.
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

Material Cash Requirements
The following table summarizes our material cash requirements as of June 30, 2025, including those related to leases and borrowings:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(in thousands)
Facility leases(1)	$5,957	$2,342	$2,256	$1,149	$210
2023 Senior Secured Credit Facility and related interest(2)	1,714	600	1,114	—	—
Contingent consideration(3)	3,794	16	3,778	—	—
Total	$11,465	$2,958	$7,148	$1,149	$210
__________________________
1.In addition to the facility leases presented, we have $41 thousand in short-term leases. These payments will be made within the next twelve months.
2.We estimated interest payments through the maturity of our 2023 Senior Secured Credit Facility by the unused fee rate of 0.15% in effect as of June 30, 2025.
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
Share Repurchase Programs
On August 8, 2024, the Company announced that our Board of Directors had approved a share repurchase program for the Company's Class A common stock, under which the Company is authorized to repurchase up to $50.0 million of outstanding shares of our Class A common stock (exclusive of fees, commissions or other expenses related to such repurchases) (the "Prior Share Repurchase Program"). Pursuant to the Prior Share Repurchase Program, the Company was authorized to make repurchases of our Class A Common Stock in the open market, through privately negotiated transactions, or otherwise, including under Rule 10b5-1 plans. The terms of the Prior Share Repurchase Program provided that, immediately prior to repurchases of Class A common stock under the Prior Share Repurchase Program, i3 Verticals, LLC redeemed for cash an equal number of units held by the Company in i3 Verticals, LLC in order to fund such repurchases and maintain a 1-1 ratio between the number of outstanding shares of Class A common stock and the units held by the Company in i3 Verticals, LLC. The Prior Share Repurchase Program terminated on August 8, 2025.
On August 7, 2025, the Company announced that our Board of Directors had approved a new share repurchase program (the “New Share Repurchase Program”) for the Company’s Class A common stock, under which the Company may repurchase up to $50 million of outstanding shares of Class A common stock (exclusive of fees, commissions or other expenses related to such repurchases). This New Share Purchase Program replaced the Prior Share Repurchase Program which terminated on August 8, 2025, as described above.
The New Share Repurchase Program will terminate on the earlier of September 30, 2026, or when the maximum dollar amount under the authorization has been expended. Pursuant to the New Share Repurchase Program, repurchases may be made from time to time in the open market, through privately negotiated transactions, or otherwise, including under Rule 10b5-1 plans. In addition, any repurchases under the New Share Repurchase Program will be subject to prevailing market conditions, liquidity and cash flow considerations, applicable securities laws requirements (including under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as applicable), compliance with contractual restrictions under the 2023 Senior Secured Credit Facility, and other factors. The New Share Repurchase Program provides that, immediately prior to repurchases of Class A common stock under the New Share Repurchase Program, i3 Verticals, LLC will redeem for cash an equal number of units held by the Company in i3 Verticals, LLC in order to fund such repurchases and maintain a 1-1 ratio between the number of outstanding shares of Class A common stock and the units held by the Company in i3 Verticals, LLC. The New Share Repurchase Program does not require the Company to acquire any particular amount of shares of Class A common stock, and may be extended, modified, suspended or discontinued at any time at our discretion.
The Company repurchased 1,573,881 shares of Class A Common Stock under the Prior Share Repurchase Program at an average price of $23.86 and an aggregate repurchase amount inclusive of commissions and excise taxes of $38.0 million under the Prior Share Repurchase Program during the nine months ended June 30, 2025. The shares of Class A Common Stock purchased during this nine-month period represent the total number of shares of Class A Common Stock purchased under the Prior Share Repurchase Program since its adoption.
Tax Receivable Agreement
We are a party to a Tax Receivable Agreement with i3 Verticals, LLC and each of the Continuing Equity Owners, as described in Note 10 of our condensed consolidated financial statements. As a result of the Tax Receivable Agreement, we have been required to establish a liability in our condensed consolidated financial statements. That liability, which will increase upon the redemptions or exchanges of Common Units for our Class A common stock, generally represents 85% of the estimated future tax benefits, if any, relating to the increase in tax basis associated with the Common Units we received as a result of the reorganization transactions entered into in connection with our IPO and other redemptions or exchanges by holders of Common Units. If this election is made, the accelerated payment will be based on the present value of 100% of the estimated future tax benefits and, as a result, the associated liability reported on our condensed consolidated financial statements may be increased. We expect that the payments required under the Tax Receivable Agreement will be substantial. The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges by the holders of Common Units, the price of our Class A common stock at the time of the redemption or exchange, whether such redemptions or exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable as well as the portion of our payments under the Tax Receivable Agreement constituting imputed interest. We intend to fund the payment of the amounts due under the Tax Receivable Agreement out of the cash savings that we actually realize in respect of the attributes to which the Tax Receivable Agreement relates.
As of June 30, 2025, the total amount due under the Tax Receivable Agreement was $35.1 million, and payments to the Continuing Equity Owners related to exchanges through June 30, 2025 will range from $0 to $3.5 million per year and are expected to be paid over the next 26 years. The amounts recorded as of June 30, 2025, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

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
As of June 30, 2025, there have been no significant changes to our critical accounting estimates disclosed in the Form 10-K filed with the SEC on November 25, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of June 30, 2025, the 2023 Senior Secured Credit Facility, as amended, consisted of a $400 million revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to, as of any date of determination, the greater of $100 million and 100% of consolidated EBITDA (as defined in the 2023 Senior Secured Credit Facility) for the most recently completed four quarter period (subject to the receipt of additional commitments for any such incremental loan amounts).
As of June 30, 2025, the 2023 Senior Secured Credit Facility accrued interest at Term SOFR (based upon an interest period of one, three or six months), plus 0.10%, plus an applicable margin of 2.00% to 3.00% (2.00% at June 30, 2025), or the base rate (defined as the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%, plus an applicable margin of 1.00% to 2.00%) (1.00% at June 30, 2025), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the 2023 Senior Secured Credit Facility requires us to pay unused commitment fees of 0.15% to 0.30% (0.15% as of June 30, 2025) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.00% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The 2023 Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.0 to 1.0 (ii) a maximum total leverage ratio of 5.0 to 1.0.
As of June 30, 2025, we were in compliance with these covenants, and there was $400.0 million available for borrowing under the revolving credit facility, subject to the financial covenants.
As of June 30, 2025, we had no borrowings outstanding under the 2023 Senior Secured Credit Facility. Therefore, an increase or decrease in the interest rate applicable to the 2023 Senior Secured Credit Facility would not have had an impact on the results of the business.
Foreign Currency Exchange Rate Risk
As a result of our international operations, we are also exposed to foreign currency exchange rate risks. Because our international operations are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our consolidated results of operations, financial position, or cash flows for the three months ended June 30, 2025.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings
The information required with respect to this item can be found in Note 14 to the accompanying unaudited condensed consolidated financial statements contained in this report and is incorporated by reference into this Part II, Item 1.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Form 10-K for the fiscal year ended September 30, 2024 filed with the SEC on November 25, 2024, except as set forth below.
Rapidly evolving domestic and global conditions which are beyond our control could materially adversely affect our business, operations, and results of operations.
U.S. and international markets are experiencing uncertain and volatile economic and geopolitical conditions, including from the impacts of military conflict in the Middle East, Russian aggression in Ukraine, current tensions between India and Pakistan, tariff and trade-related developments, budgetary and political pressures to reduce government spending, sustained inflation, elevated interest rate levels, possible recession concerns, and supply chain disruptions.
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
Additionally, we have a significant number of employees in India who assist us in various respects, primarily in connection with the development of intellectual property. In the event that current tensions between India and Pakistan escalate, including in a manner that results in military conflict, this could limit the ability of these employees to assist us for a significant period of time, disrupt our operations, and otherwise adversely impact our business and financial results.
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
In May 2025, we completed the sale of our Healthcare RCM Business. There is no assurance that we will be able to execute on our strategy in connection with, or realize the anticipated benefits from, the disposition of our Healthcare RCM Business. Moreover, there are post-closing risks associated with the ancillary agreements entered into by us at the closing, including the transition services agreement and the restrictive covenant agreement. In addition, pursuant to the Healthcare RCM Purchase Agreement, we agreed to indemnify Infinx with respect to certain matters, which could result in liability to us following the closing. Further, we are now highly dependent on the success of our remaining Public Sector business.
Due to the effects of discontinued operations for the Healthcare RCM Business, the Company’s historical statements of operations included in prior periodic reports are not be comparable to the Company’s condensed consolidated statements of operations included in this Quarterly Report on Form 10-Q and will not be comparable to the Company's condensed consolidated statements of operations included in future periodic reports.
The condensed consolidated statements of operations of the Company included in this Quarterly Report on Form 10-Q reflect the results of the Healthcare RCM Business in discontinued operations. The condensed consolidated balance sheets contained in this Quarterly Report on Form 10-Q include assets of continuing operations as well as the assets of the Healthcare RCM Business, and the Company’s condensed consolidated statements of cash flows include the cash flows of both the continuing and discontinued operations of the Company (including the results of the Healthcare RCM Business) for the periods presented. The Company’s historical condensed consolidated statements of operations included in prior periodic reports do not reflect reporting of discontinued operations for the Healthcare RCM Business. Accordingly, such historical condensed consolidated statements of operations included in prior periodic reports are not comparable to the condensed consolidated statements of operations included in this Quarterly Report on Form 10-Q or to the condensed consolidated statements of operations which will be included in future periodic reports of the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2025, we issued an aggregate of 368,857 shares of Class A common stock in exchange for an equivalent number of shares of Class B common stock and Common Units pursuant to the terms of the i3 Verticals, LLC Limited Liability Company Agreement. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases of shares of the Company’s Class A Common Stock made during the three months ended June 30, 2025 by the Company:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	(a) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(a) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
4/1/2025 - 4/30/2025	79,013	$22.92	79,013	$36,708
5/1/2025 - 5/31/2025	—	$—	—	$36,708
6/1/2025 - 6/30/2025	984,713	$24.64	984,713	$12,445
Total	1,063,726	$24.51	1,063,726	$12,445
__________________________
a.On August 8, 2024, the Company announced that its Board of Directors had approved a share repurchase program for up to $50.0 million of outstanding shares of Class A common stock. The shares of Class A common stock repurchased during the three months ended June 30, 2025, as reflected in the table above were repurchased under this share repurchase program. This share repurchase program terminated on August 8, 2025. On August 7, 2025, the Company announced that its Board of Directors had approved a new share repurchase program for the Company’s Class A common stock which replaced the terminated share repurchase program referenced above, under which the Company may repurchase up to $50.0 million of outstanding shares of Class A common stock.

During the three months ended June 30, 2025, the Company purchased 1,063,726 of its outstanding shares of Class A common stock at an average price of $24.51 for a total cost of $26.4 million. When the Company repurchases shares of Common Stock, the amount paid to repurchase the shares in excess of the par or stated value is allocated to additional paid-in-capital unless subject to limitation or the balance in additional paid-in-capital is exhausted. Remaining amounts are recognized as a reduction in retained earnings.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None. Without limiting the generality of the foregoing, during the three months ended June 30, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL and contained in Exhibit 101.

____________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

i3 Verticals, Inc.

		By:	/s/ Geoff Smith
Geoff Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	August 8, 2025