Form 10-K
period 2025-09-30
i3 Verticals, Inc.
filed 2025-11-21
CIK 1728688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
As of March 31, 2025, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Class A common stock held by non-affiliates was approximately $577.6 million based on the number of shares of Class A common stock held by non-affiliates and the closing price of the Class A common stock on the Nasdaq Global Select Market on such date. The determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination for any other purpose.
As of November 20, 2025, there were 23,972,102 outstanding shares of Class A common stock, $0.0001 par value per share, and 8,381,681 outstanding shares of Class B common stock, $0.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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
•our ability to successfully manage our intellectual property;
•the impact of any potential impairment charges associated with our fair-valued assets, including goodwill and intangible assets, in the event of a decline in the price of our Class A common stock or otherwise;
•our ability to generate revenues sufficient to maintain profitability and positive cash flow;
•competition in our industry and our ability to compete effectively;
•consolidation in the banking and financial services industry;
•risk of shortages, price increases, changes, delays or discontinuations of hardware due to supply chain disruptions with respect to our limited number of suppliers;
•risks related to economic and geopolitical conditions, including the impact of inflation and fluctuations in interest rates (including current elevated interest rate levels) and tariff and trade-related developments;
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
•our ability to increase our existing market share, grow within the current public sector markets in which we operate and execute our growth strategy;
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
•risks related to laws, regulations and industry standards, including our ability to comply with complex laws and regulations applicable to the industries in which we operate or to adjust our operations in response to changing laws and regulations, such as the evolving legal, ethical and regulatory landscape over artificial intelligence technologies;
•the impact of recent decisions of the U.S. Supreme Court regarding the actions of federal agencies;

•the impact of claims, litigation and government investigations;
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
•The enterprise software industry is competitive. Such competition could adversely affect the revenue we receive, and as a result, our margins, business, financial condition and results of operations.
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
•We are subject to risks associated with general economic and geopolitical conditions, the business cycles of our customers, and changes in the overall level of consumer and commercial spending, which could negatively impact our business, financial condition and results of operations.
•A decline in the use of cards and ACH as payment mechanisms for consumers and businesses or adverse developments in the electronic payment industry in general could adversely affect our business, financial condition and operating results.
•We may not be able to successfully execute our strategy of growth through acquisitions.
•There are certain risks associated with the sale of our Merchant Services Business which was completed in September 2024 and the sale of our Healthcare RCM Business which was completed in May 2025.
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
•The evolving legal, ethical, and regulatory landscape over AI technologies creates uncertainties.
•The ongoing focus on environmental, social and governance practices could increase our costs, harm our reputation and adversely impact our financial results.
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
•The interests of the other Continuing Equity Owners in our business may conflict with the interests of holders of shares of our Class A common stock.
•We may not be able to realize all or a portion of the tax benefits that are expected to result from future redemptions or exchanges of common units by holders.
•In certain cases, payments under the Tax Receivable Agreement to the Continuing Equity Owners may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.
•In certain circumstances, i3 Verticals, LLC will be required to make distributions to us and the Continuing Equity Owners, and the distributions that i3 Verticals, LLC will be required to make may be substantial.
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

PART I

Item 1. Business
Our Company
i3 Verticals provides mission-critical enterprise software solutions to public sector entities. These comprehensive cloud-native solutions address a broad range of government functions, including courts and public safety, public administration, utilities, transportation and schools. The Company’s mission is to enable state and local governments and related agencies to perform their functions and serve their constituents as effectively and efficiently as possible. With thousands of software installations across all 50 states and Canada, i3 Verticals is a leader in the public sector vertical.
Sale of Merchant Services Business
On September 20, 2024, i3 Verticals, LLC, and i3 Holdings Sub, Inc., a wholly-owned subsidiary of i3 Verticals, LLC (“Corporation Seller,” and collectively with i3 Verticals, LLC, the “Sellers”) completed the transactions (such closing, the “Closing”) contemplated by that certain Securities Purchase Agreement dated as of June 26, 2024 (the “Merchant Services Purchase Agreement”), by and among i3 Verticals, LLC, Corporation Seller, the Company (solely for the purpose of providing a guaranty of the obligations of Sellers as set forth in the Purchase Agreement), Payroc Buyer, LLC (“Buyer”), and Payroc WorldAccess, LLC (solely for the purpose of providing a guaranty of the obligations of Buyer as set forth in the Merchant Services Purchase Agreement), the entry into which Merchant Services Purchase Agreement was previously disclosed in a Current Report on Form 8-K filed by the Company on June 26, 2024. Pursuant to the terms of the Merchant Services Purchase Agreement, the Sellers sold to Buyer the equity interests of certain direct and indirect wholly-owned subsidiaries of Sellers (the “Merchant Services Acquired Entities”) primarily comprising the Company’s merchant services business, including its associated proprietary technology (the “Merchant Services Business”), after giving effect to the contribution of certain assets and the assignment of certain liabilities associated with the Merchant Services Business from i3 Verticals, LLC and certain affiliates to the Merchant Services Acquired Entities pursuant to a contribution agreement which was entered into immediately prior to the Closing. Pursuant to the terms of the Merchant Services Purchase Agreement, Buyer paid to Sellers an aggregate purchase price of approximately $439.5 million paid in cash at the Closing, after giving effect to post-closing net working capital, indebtedness and cash adjustments.
Sale of Healthcare RCM Business
On May 5, 2025, i3 Verticals, LLC and i3 Healthcare Solutions, LLC, a wholly-owned subsidiary of i3 Verticals, LLC (“Seller,” and collectively with i3 Verticals, LLC, the “Seller Parties”), completed the sale of the equity interests of certain wholly-owned subsidiaries of the Seller (the “Healthcare RCM Acquired Entities”) which owned and operated the Company's healthcare revenue cycle management business, including its associated proprietary technology (the “Healthcare RCM Business”), to Infinx, Inc. (“Healthcare RCM Buyer”), a Texas corporation, pursuant to the terms of that certain Securities Purchase Agreement dated as of May 5, 2025, by and among Healthcare RCM Buyer and the Seller Parties (the “Healthcare RCM Purchase Agreement;” the transactions contemplated by the Healthcare RCM Purchase Agreement, the “Healthcare RCM Transactions”). In addition, immediately prior to the sale of the equity interests of the Healthcare RCM Acquired Entities pursuant to the Healthcare RCM Purchase Agreement, i3 Verticals, LLC and certain of its subsidiaries contributed and/or assigned certain assets and certain liabilities related to the Healthcare RCM Business to the Healthcare RCM Acquired Entities. The purchase price payable by Healthcare RCM Buyer to Seller for the equity interests of the Healthcare RCM Acquired Entities was $96.3 million, paid in cash at closing, after giving effect to post-closing net working capital, indebtedness and cash adjustments.
Organic Growth
The ability to organically grow revenue over the long term is the result of expanding recurring revenue streams, strategic selection of markets and continued investment in our products.
Approximately 76% of our revenue from continuing operations is considered recurring. We earn most of our revenue from software and related services. We also earn revenue from volume and transaction-based fees for payment processing services, all of which are integrated into our software. Our proprietary payment facilitator platform seamlessly integrates into our software solutions, unlocking additional value.

We focus on solutions in Public Sector markets because of the following characteristics:
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
Ability to Use Acquisitions to Drive Growth
A core component of our growth strategy includes a disciplined approach to acquisitions of both companies and technology. Our leadership team has decades of experience acquiring and integrating software businesses. Acquisitions have extended our product offerings and capabilities, thereby enhancing our value proposition to customers and increasing our addressable markets. Target businesses are generally founder lead, growing, generating cash flow, and augmenting our existing solutions. Through our proprietary payment facilitator platform, we have scale, pricing and expertise in payments. As a result, we often identify targets who lack integrated payment functionality within their solutions or have under-monetized the opportunity. We maintain a strong pipeline of acquisition targets and regularly evaluate businesses against our acquisition criteria.
Segment Presentation
As a result of the sale of the Merchant Services Business in 2024 and the Healthcare RCM Business in 2025, the results of operations for the Merchant Services Business and Healthcare RCM Business have been reflected as discontinued operations in our consolidated statements of operations for all periods presented.
After giving effect to these developments, we have one operating segment and reportable segment. We provide mission-critical enterprise software and services solutions to our public sector customers at the state, county, and local levels of public entities. Our solutions deliver end-to-end digital transformation, streamlining complex government operations and enhancing citizen engagement.
For additional information, see Note 19 to our consolidated financial statements and “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
Markets
We have products and solutions that create an efficient flow of information throughout a variety of public sector entities. We serve customers at both the state and local level and our geographic reach covers most of the United States and some of Canada. Our solutions help our customers provide more responsive and efficient services to their citizens and stakeholders.
We primarily serve the following markets:
•JusticeTech: Product categories include (1) fully integrated digital solutions offering dynamic processes to plan, coordinate, evaluate, record, and provide up to date information within court systems, (2) E-Filing and revenue cycle management solutions for courts and (3) solutions for computer aided dispatch, records management, evidence management, jail management, mobile solutions, and livescan.
•Utilities: Product categories include (1) a digital customer engagement platform, including web, mobile, chat, and voice options, intuitive self-service options and (2) billing and back-office management software solutions and services to enhance enterprise applications, improve customer experience, and increase efficiency of utility operations.
•Public Administration: Product categories include (1) government fund accounting software, (2) digital land records solutions including AI indexing of information, (3) computer assisted mass appraisal solutions, (4) licensing and permitting solutions including automation every step of the application, renewal and payment process and (5) tax and revenue collection management solutions.

•Education: Products include (1) comprehensive solutions for school lunch programs, including meal account management, point of sale, menu planning, nutritional analysis, food inventory and free and reduced meal applications and (2) school event solutions, including ticketing and concessions.
•Transportation: Products include (1) vehicle title and registration software (2) driver's license and permit management software and (3) motor carrier compliance for departments of transportation in the United States and Canada.
We deliver integrated payments with our proprietary payment facilitator platform throughout many of these products. These solutions allow our customers to efficiently process court, tax, registration, utility, school and other payments.
Our Technology
Our team of highly skilled and experienced technologists is dedicated to implementing software products that cater to the diverse and evolving needs of our customers. We develop and refine our technology to ensure that our market-leading solutions solve relevant pain points for our client base. At i3 Verticals, our focus is on delivering agile, scalable, and secure technology platforms to each customer.
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
Our development is supported by streamlined back-office technology to increase efficiency. This includes unified systems for team communication, work management, and software delivery reducing dependency on multiple vendors across the enterprise while creating efficiency and reducing expenses. We have been endeavoring to thoughtfully incorporate AI capabilities into our platforms and workflows-enhancing automation, decision-making, and customer experience without adding unnecessary complexity. Together, these initiatives support our commitment to operational efficiency and exceptional service delivery.
Scalable Platforms
We understand that scalability is critical to meeting the growing demands of the digital landscape. Our cloud-first strategy drives solutions that are designed to expand seamlessly, empowering our systems to adapt, grow, and thrive without constraints. New development is always cloud-native SaaS solutions.
We are a scaled partner of both Amazon Web Services ("AWS") and Microsoft Azure ("Azure") cloud services. We have continued to make strong progress in our cloud transformation, with the vast majority of our collocated assets already migrated into the cloud. At the same time, we have consolidated previously separate cloud subscriptions into a unified enterprise platform, improving efficiency, enhancing security, and optimizing cost. Our multi-cloud partnerships further provide flexibility and access to advanced capabilities that set us apart from many competitors.
Secure Solutions
Further strengthening our technology infrastructure, we have centralized cybersecurity measures using fully integrated Microsoft tools, including endpoint detection and response, mobile device management, and identity and access management solutions.
Payment Technology
In addition to our broad suite of enterprise software solutions, we have developed a proprietary payment facilitation platform. We have centralized our payment solutions onto our proprietary gateway, providing us with excellent scale and pricing with our processing partner. Consolidation of the payments platform also reduces our overall PCI scope and increases margins by lowering expenses. Capabilities include:
•integration with customer business management systems,
•integration with EMV/contactless devices,

•unified reporting for our customers across ACH, card, etc.,
•risk management, and
•PCI-compliant security and extensive reporting tools.

We offer our customers a single point of access through our powerful intuitive proprietary core platform. From there we offer a suite of proprietary payment and software solutions spanning brick and mortar locations, web-based and mobile-based payments.
Our payment technology platforms include a unified application programming interface that provides access to ACH processing and payment facilitator merchant processing capabilities. The platform APIs allow access to Europay, Mastercard and Visa (“EMV”) devices using an implementation that shields software providers from the requirements of PCI or payment application data security standard certifications. We also support Paypal and Venmo payments.
Our Sales and Marketing
At i3 Verticals, we prioritize keeping our sales, operations, and marketing activities close to our customers—ensuring every decision is informed by their needs, preferences, and feedback. While our Sales Team members are experts in their primary markets, they sell cross-market to ensure that the customer is getting the solution needed. We have approximately 30 employees devoted to sales and an additional 30 employees in supporting sales roles as of September 30, 2025.
Our corporate marketing team operates as a shared services model within i3 Verticals, working in cooperation with market-embedded RFP and marketing resources. The team sets and executes the strategy for delivering our story through various channels. Additionally, the team works closely with sales staff to keep a pulse on customer needs and adjust quickly when necessary.
Our Operations
Our operations team is uniquely structured to optimize the experience of our customers. These market focused business support teams deliver a scalable support structure that aligns our services with the economic goals of our company. Each operations team is positioned to support the functions of their customer base. Key performance indicators mark their progress toward achieving the goals established by each market. A strong network of shared services, such as marketing, legal, finance and HR, support our individual markets and ensure they are focused on providing best in-class service to our customers.

Our operations team is structured to effectively meet the individual needs of our customers. This includes:
•customer onboarding;
•data conversions and migrations;
•software configurations and integrations;
•customer support and retention;
•customer training and activations;
•contract renewals, billing and financial review;
•credit underwriting and risk management;
•payment facilitator processing support; and
•end-user customer support.
Our technical operations team oversees the execution of development, quality control, delivery and support for our enterprise software solutions and proprietary payment facilitator platform. Products are developed and tested according to the software development lifecycle, composed of iterative backlog refinement, feature prioritization, development and testing with a dedicated focus on planning and execution. Releases are modeled on continuous deployment and added to the live environment on a routine basis. Each application is built with redundancy to foster resiliency and built to be easily managed during a disaster recovery scenario. Our hosted solutions are managed within dedicated environments within AWS and Azure that align with various compliance standards specific to each industry.

Our Competition
We compete with a variety of public sector software providers that have different business models, go-to-market strategies and technical capabilities. We believe the most significant competitive factors in our markets are:

1.Quality, including the ability of our products and solutions to address the specific needs of our customers;
2.Service, including our ability to bring value-added solutions and strong customer support;
3.Trust, including a strong reputation for quality service;
4.Convenience, such as speed in customer onboarding and approving applications;
5.Certainty of execution and delivery;
6.Modernization of legacy systems;
7.Pricing flexibility due to unique funding models;
8.Compliance requirements;
9.Talent retention;
10.Enhanced constituent accessibility; and
11.Cybersecurity and privacy.
Our competitors range from large and well-established companies to smaller, earlier-stage businesses. See “Risk Factors—Risks Related to Our Business and Industry— The enterprise software industry is competitive. Such competition could adversely affect the revenue we receive, and as a result, our margins, business, financial condition and results of operations.” in Part I, Item 1A of this Annual Report on Form 10-K.
Human Capital
To facilitate talent attraction and retention, we strive to make i3 Verticals a safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by competitive compensation and benefits programs.
The success of our business is fundamentally connected to the well-being of our people. Accordingly, we provide our eligible employees with access to flexible and convenient medical programs intended to meet their needs and the needs of their families. In addition to standard medical coverage, for our domestic employees, we offer dental and vision coverage, health savings and flexible spending accounts, paid time off, flexible work schedules on a case-by-case basis, employee assistance programs, voluntary short term and long-term disability insurance and term life insurance. For our non-U.S. employees, in addition to standard medical coverage, we offer benefits that we believe are consistent with local practices for similarly situated companies.

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
We have built a collaborative culture that recognizes and rewards innovation as well as offering employees a variety of opportunities and experiences. We believe that our culture is critical to our success. As of September 30, 2025, 48% of our employees work in one of our 21 offices and 52% of our employees are fully remote or hybrid. We encourage our employees to take advantage of our flexible work arrangements to meet their individual circumstances. We are an acquisitive company and have regularly added new employees and locations because of our acquisition activity. As of November 20, 2025, we had approximately 1,202 employees in 49 states and two countries. No employees are represented by unions. We believe that our employee retention rates are competitive and we think this is a result of strong emphasis on workforce culture in our acquisition process and in our operational decision making.

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
Dodd-Frank Act
The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and the related rules and regulations have resulted in significant changes to the regulation of the financial services industry. Changes impacting the electronic payment industry include providing merchants with the ability to set minimum dollar amounts for the acceptance of credit cards and to offer discounts or incentives to entice consumers to pay with cash, checks, debit cards or credit cards, as the merchant prefers. The Durbin Amendment to the Dodd-Frank Act provides that the Federal Reserve regulate interchange fees that certain issuers charge merchants for debit transactions and these fees must be “reasonable and proportional” to the cost incurred by the issuer in authorizing, clearing and settling the transactions. Rules released by the Federal Reserve in July 2011 to implement the Durbin Amendment mandate a cap on debit transaction interchange fees for issuers with assets of $10 billion or greater. Federal Reserve approval of a final rule effective October 1, 2021 permit debit card issuers to receive a fraud-prevention adjustment to the interchange fee standards. Rules effective July 2023 contain certain prohibitions on payment network exclusivity and merchant routing restrictions of debit card transactions.
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

All fifty states, Puerto Rico, and the U.S. Virgin Islands have enacted data breach notification laws requiring businesses that experience a security breach of their computer databases that contain personal information to notify affected individuals, consumer reporting agencies and governmental agencies. Many states have implemented comprehensive data privacy and security laws. Certain of these laws restrict the ability to collect and utilize certain types of personal information, such as Social Security and driver’s license numbers, impose secure disposal requirements for personal data and contain regulations surrounding data protection and information security. For example, Massachusetts requires any business that processes the personal information of a Massachusetts resident to adopt and implement a written information security program. In addition, states are increasingly legislating data protection requirements for a broader list of personal data and are strengthening protections for students' personal information. Illinois regulates the collection of biometric information under its Biometric Information Privacy Act. Texas and Washington have also passed legislation regulating the collection of biometric information, and additional states have legislation pending regarding the collection of biometric data. Additionally, many states have passed comprehensive consumer privacy laws, that are either currently in effect or are set to become effective in the near term including California, Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Rhode Island, Oregon, Tennessee, Texas, Utah, and Virginia. These laws require companies that process personal information of certain residents of those states to make disclosures to consumers about data practices, grants consumers specific rights to their data, and allow consumers to opt out of certain data sharing activities, and the California Consumer Privacy Act of 2018 (the “CCPA”), as amended by the California Privacy Rights Act of 2020 (the “CPRA”), creates a private right of action for data breaches. In addition, various jurisdictions (both in the U.S. and in foreign jurisdictions) have enacted and/or have been considering laws and regulations applicable to the use of artificial intelligence ("AI") and machine learning applications and tools, particularly on the use of artificial intelligence to facilitate healthcare, education, employment, or hiring decisions.
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
As an entity that provides services to educational institutions, we are indirectly subject to the Family Educational Rights and Privacy Act ("FERPA") or Protection of Pupil Rights Amendment ("PPRA"), and we may not transfer or otherwise disclose or use any personally identifiable information from a student record to another party other than on a basis and in a manner permitted under the statutes. See “Risk Factors—If we violate the FERPA or PPRA, it could result in a material breach of contract with one or more of our Education customers and could harm our reputation. Further, if we disclose student information in violation of FERPA or PPRA, our access to student information could be suspended."

Healthcare Regulatory Matters
While we no longer provide revenue cycle management software to customers in the healthcare industry following the sale of our Healthcare RCM business, we continue to offer enterprise software solutions for a limited number of healthcare-adjacent customers. Participants in the healthcare industry are subject to extensive and complex federal, state and local laws and regulations, including those relating to privacy and security of health and other personal information, interoperability and information blocking, billing and coding for services and fraud and abuse. Although many of these regulatory requirements do not directly apply to our operations, these requirements may affect the businesses of certain of our customers and may impact our services. The potential consequences for violating applicable laws or regulations may include administrative, civil and criminal sanctions and penalties, including exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs.
For example, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 (collectively "HIPAA"), which establish privacy and security standards that limit the use and disclosure of certain individually identifiable health information, require safeguards to ensure the confidentiality, integrity and availability of such information, and require notifying affected individuals and the government of breaches.
Prior to the sale of our Healthcare RCM Business, we provided billing and coding services, claims processing and other solutions to providers. Medical billing, coding and collection activities that were governed by numerous federal and state laws, regulations, including laws prohibiting false or fraudulent claims, the federal Anti-Kickback Statute (“AKS”), and the Civil Monetary Penalties Law. Although we believe that our business relationships were structured to comply with applicable laws, we cannot provide assurance that regulatory authorities enforcing these laws would determine these financial arrangements complied with applicable laws. In addition, we relied on our customers to provide us with accurate and complete information and to appropriately use the solutions we provided to them, but they may have not always done so.
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
To provide our electronic payment services, we must be registered with each of the payment networks that we utilize. Because we are not a bank, we are not eligible for primary membership in certain payment networks, including Visa and Mastercard, and are therefore unable to directly access these networks. The operating regulations of certain payment networks, including Visa and Mastercard, require us to be sponsored by a member bank. We are registered with certain payment networks, including Visa and Mastercard, through a sponsor bank. The agreements with our bank sponsor give them substantial discretion in approving certain aspects of our business practices including our solicitation, application and qualification procedures for customers and the terms of our agreements with customers. We are also subject to network operating rules and guidelines promulgated by the National Automated Clearing House Association (“NACHA”) relating to payment transactions we process using the ACH Network. Like the card networks, NACHA may update its operating rules and guidelines at any time and we will be subject to these changes. For example, NACHA's Micro-Entry Rule to improve the means of account validation was implemented in two stages effective September 16, 2022 and March 17, 2023, and requires originators of ACH transaction to use commercially reasonable fraud detection and to monitor forward and return micro-entry volumes. The NACHA Operating Rules and Guidelines allocate responsibility and liabilities to the various participants in the payment network, including us and our partner financial institutions. NACHA continues to focus on data security and privacy and delegation of responsibilities. We are subject to audit by our partner financial institutions for compliance with the rules and guidelines. Our sponsor financial institutions have substantial discretion in approving certain aspects of our business practices, including the terms of our agreements with our ACH processing customers.
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
We are subject to risk associated with information technology and cybersecurity matters. For example, on June 2, 2021, the State of Louisiana, Division of Administration and a putative class of Louisiana law enforcement districts filed a petition in the 19th Judicial District Court for the Parish of East Baton Rouge against i3-Software & Services, LLC (“S&S”), a subsidiary of the Company located in Shreveport, Louisiana, seeking monetary damages related to a third-party remote access software product used in connection with services provided by S&S to certain Louisiana Parish law enforcement districts and alleged inadequacies in the Company’s cybersecurity practices. For additional information about this litigation, see Note 17 to our consolidated financial statements.
The current cyber threat environment presents increased risk for all companies, in our industry and otherwise, including as a result of cyberattacks as well as ransomware attacks (through which an attacker renders an organization’s computer files inaccessible and demands a payment to return them or reinstate access), malicious software, advanced persistent threats, phishing and other attempts by malicious threat actors, including nation-state actors, ransomware groups and others to access, acquire, use disclose, shut down or manipulate information, systems, databases, processes and people. Like other companies in our industry, our systems are subject to recurring attempts by third parties to access information, manipulate data or disrupt our operations. Although we proactively employ multiple measures to defend our systems against intrusions and attacks and to protect the data we collect, our measures may not prevent unauthorized access or use of sensitive data. In addition, the cybersecurity-related threats that we face may remain undetected for an extended period of time. In addition, the rapid evolution and increased adoption of AI and other emerging technologies also may heighten our cybersecurity risks by making cyberattacks and social engineering more difficult to detect, contain and mitigate.
While we have experienced cyber threats and incidents, we have not (whether directly or indirectly, including through our third-party vendors, customers or other business relations) been subject to a cybersecurity event of which we are aware that has had a material impact on us, including our business strategy, financial condition or results of operations. However, despite our security measures, there is no assurance that we, or the third parties with which we interact, will not experience a cybersecurity incident in the future that materially impacts us. If such an event were to occur it could materially disrupt our operations, expose us to liability under data breach laws, adversely impact our reputation, impact our customer relationships or subject us to other material losses or liability. In addition, a breach of our system or a third-party system upon which we rely may subject us to material losses or liability, including payment network fines, assessments and claims for unauthorized purchases with misappropriated credit, debit or card information, impersonation or other similar fraud claims. A misuse of such data or a cybersecurity breach could harm our reputation and deter our customers and potential customers from using electronic payments generally and our products and services specifically, thus reducing our revenue. In addition, any such misuse or breach could cause us to incur costs to correct the breaches or failures, increase our risk of regulatory scrutiny, subject us to lawsuits and result in the imposition of material penalties and fines under state and federal laws or by the payment networks. These risks may be heightened in connection with employees working from remote work environments, as our dependency on certain service providers, such as video conferencing and web conferencing services, has significantly increased. In addition, to access our network, products and services, customers and other third parties may use personal mobile devices or computing devices that are outside of our network environment and subject to their own security risks. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may exclude certain types of claims and otherwise be insufficient to cover all losses. A significant cybersecurity breach could also result in payment networks prohibiting us from processing transactions on their networks or the loss of our financial institution sponsorship that facilitates our participation in the payment networks, either of which could materially impede our ability to conduct business. In addition, as cybersecurity threats continue to evolve, we have expended, and expect to continue to expend, significant resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities, but we still might be unable to successfully prevent certain cyberattacks.
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
We rely on third parties for specific services, software and hardware used in providing our products and services. These third parties, including hosting providers such as AWS, are necessary for our internal business needs and for the delivery of various cloud and other hosted solutions to customers. These hosting providers rely on the uninterrupted operation of data centers and the ability to protect computer equipment and information stored in these data centers against unanticipated failures, intrusions, viruses, acts of terrorism and similar damaging events. If one or more of our hosting providers were unable to support our requirements for an extended period, and we are not able to find an alternative solution in a timely fashion, our customer relationships could be at risk of termination, and our business, financial condition and results of operation could be adversely impacted. In addition, to the extent a third party service provider relies on AI, improper processing of data by those service providers could harm our reputation, business and clients, or expose us to legal liability.
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
Since inception in 2012, we have been engaged in growth activities and have made a significant number of acquisitions that have grown our business. This acquisition activity requires substantial capital and other expenditures. While we had net income attributable to i3 Verticals, Inc. in the years ended September 30, 2025 and 2024 as a result of, among other things, the gains associated with the divestitures of our Healthcare RCM Business during fiscal year 2025 and our Merchant Services Business during fiscal year 2024, respectively, we incurred a net loss attributable to i3 Verticals, Inc. in the year ended September 30, 2023 and prior years, and we may continue to incur losses in the future. A substantial portion of our historical revenue growth has resulted from acquisitions. For the year ended September 30, 2025, the incremental impact of revenues attributable to the acquisitions we completed in the 2024 and 2025 fiscal years were $5.9 million, or 2.7% of our total revenues. We expect our cash needs to increase for the next several years as we:
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
The enterprise software industry is competitive. Such competition could adversely affect the revenue we receive, and as a result, our margins, business, financial condition and results of operations.
Other software providers of payment processing services have established a sizable market share in our public sector markets and service more customers than we do. Our growth will largely depend on our ability to increase our market share.
Our competitors in the enterprise software industry include, among others, Tyler Technologies, Inc., Constellation Software, Inc., Verra Mobility Corp, EverCommerce Inc., Roper Technologies, Inc., Axon Enterprise, Inc., Paymentus Holdings, Inc., Flywire Corporation and Cellebrite DI Ltd.
Many of our competitors may have substantially greater financial, technological, and marketing resources than we have. Accordingly, if these competitors specifically target our business model, they may be able to offer more attractive solutions to our customers. They also may be able to offer and provide products and services that we do not offer. Additionally, larger financial institutions may decide to perform in-house some or all of the services we provide or could provide, which may give them a competitive advantage in the market. There are also a large number of small providers of software services or payment processing services that provide various ranges of services to our customers and our potential customers. This competition may effectively limit the prices we can charge and requires us to control costs aggressively in order to maintain acceptable profit margins. Competition could also result in a loss of customers and greater difficulty attracting new customers. One or more of these factors could have a material adverse effect on our business, financial condition and results of operations.
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
The development of next-generation solutions that utilize advanced features, including AI and machine learning, may require us to make predictions about the willingness of the markets we serve to adopt such offerings. In connection therewith, we may be required to commit significant resources to maintain the competitiveness of our offerings by investing in such technologies before knowing whether we have correctly predicted market responsiveness to them.

If we cannot keep pace with rapid developments and changes in our industry, the use of our products and services could decline, causing a reduction in our revenues.
The enterprise software market is subject to constant and significant changes. This market is characterized by rapid technological evolution, new product and service introductions, evolving industry standards, changing customer needs and the entrance of non-traditional competitors. To remain competitive, we continually pursue initiatives to develop new products and services to compete in an effective manner. These projects carry risks, such as cost overruns, delays in delivery, performance problems and lack of customer acceptance. In addition, new products and offerings may not perform as intended or generate the business or revenue growth expected. Additionally, we look for acquisition opportunities, investments and alliance relationships with other businesses that will increase our market penetration and enhance our technological capabilities, product offerings and distribution capabilities. Any delay in the delivery of new products and services or the failure to differentiate our products and services or to accurately predict and address market demand could render our products and services less desirable, or even obsolete. Any of the foregoing could have a material and adverse effect on our operating results and financial condition.
The continued growth and development of our software and related services will depend on our ability to anticipate and adapt to changes in consumer behavior. For example, our failure to timely integrate emerging payment methods into our software could cause us to lose traction among our customers, resulting in a corresponding loss of revenue.
Our payment processing technology offerings in connection with our software must also integrate with a variety of network, hardware, mobile and software platforms and technologies. Any failure to deliver an effective, reliable and secure service or any performance issue that arises could result in significant processing or reporting errors or other losses. Our future success will depend in part on our ability to develop or adapt to technological changes and evolving industry standards. If we are unable to develop, adapt to or access technological changes or evolving industry standards on a timely and cost-effective basis, our business, financial condition and results of operations would be materially adversely affected.
If we fail to comply with the applicable requirements of the Visa and Mastercard payment networks, those payment networks could seek to fine us, suspend us or terminate our registrations through our bank sponsor.
We do not directly access the payment card networks, such as Visa and Mastercard, that enable our acceptance of credit cards and debit cards, including some types of prepaid cards. Accordingly, we must rely on our bank sponsor or other payment processing providers to process transactions and must pay fees for the services. To provide our payment facilitator services, we are registered through our bank sponsor with the Visa and Mastercard networks. The majority of our payment volume in fiscal year 2025 was attributable to transactions processed on the Visa and Mastercard networks. We, our bank sponsor and many of our customers are subject to complex and evolving payment network rules. The payment networks routinely update and modify requirements applicable to payment facilitators, including rules regulating data integrity, third-party relationships (such as those with respect to our bank sponsor), merchant chargeback standards and Payment Card Industry Data Security Standard ("PCI DSS"). The rules of the card networks are set by their boards, which may be influenced by card issuers, some of which offer competing transaction processing services. The PCI Security Standards Council released fulsome revisions in version 4.0, which has been further updated by version 4.0.1, and includes stronger standards that increase the compliance burden on processors and require additional training, education and support tools for processors to support their merchants.
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
If we are unable to collect the chargeback from the customer’s account or reserve account (if applicable), or if the customer refuses or is financially unable due to bankruptcy or other reasons to reimburse us for the chargeback, we bear the loss for the amount of the refund paid to the cardholder’s bank. While we did not incur material chargeback losses in our 2025 or 2024 fiscal years, any increase in chargebacks not paid by our customers could have a material adverse effect on our business, financial condition and results of operations.
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
Some of our solutions require or benefit from the use of third-party hardware products that we sell to our customers, such as kiosks, payment terminals and point of sale equipment. A number of such products come from limited number of suppliers. Due to our reliance on the products produced by a limited number of suppliers, we are subject to the risk of shortages and long lead times in the supply of certain products. Additionally, various sources of supply-chain risk, including strikes or shutdowns at delivery ports or loss of or damage to our products while they are in transit or storage, intellectual property theft, losses due to tampering, issues with quality or sourcing control, failure by our suppliers to comply with applicable laws and regulation, tariffs or other trade restrictions, or other similar problems could limit or delay the supply of our products or harm our reputation. In the event of a shortage or supply interruption from suppliers, we may not be able to develop alternate sources quickly, cost-effectively, or at all. Any interruption or delay in manufacturing supply, any increases in costs, or the inability to obtain these products from alternate sources at acceptable prices and within a reasonable amount of time, could harm our ability to provide products to our customers.
We are subject to risks associated with general economic and geopolitical conditions, the business cycles of our customers and changes in the overall level of consumer and commercial spending, which could negatively impact our business, financial condition and results of operations.
We are exposed to general economic and geopolitical conditions that affect consumer confidence, consumer spending, consumer discretionary income and changes in consumer purchasing habits. In connection therewith, U.S. and international markets have been experiencing uncertain and volatile economic and geopolitical conditions, including from the impacts of military conflict in the Middle East, Russian aggression in Ukraine, tariff and trade-related developments, budgetary and political pressures to reduce government spending, inflationary pressures, elevated interest rate levels, possible recession concerns, and supply chain disruptions.
For example, the U.S. government has imposed tariffs on certain foreign products and has raised the possibility of imposing significant, additional tariff increases, which has resulted in a deterioration of trade relations of the United States with various countries, including Canada. In connection therewith, we have business operations in Canada, and the determination of Canadian governmental authorities or businesses to cancel or not renew contracts, or otherwise reduce business, with U.S. companies as a result of current trade tensions with the United States, as has been advocated by certain Canadian governmental authorities, could adversely impact our financial results.

Additionally, we have a significant number of employees in India who assist us in various respects, primarily in connection with the development of intellectual property. In the event that tensions between India and Pakistan increase, this could limit the ability of these employees to assist us for a significant period of time, disrupt our operations, and otherwise adversely impact our business and financial results.

Further, there is ongoing uncertainty regarding government budget and spending levels as a result of political developments and other factors. In this regard, the current presidential administration has been focused on restructuring and streamlining government agencies and reducing or eliminating regulations and federal government programs and other expenditures, which has also given rise to separate efforts at the state level to reduce government spending. As a result of the fact that a significant portion of our revenue is received from state and local governmental authorities, reductions in government spending at the state and local level could adversely impact our financial results and business.

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
Our future growth and profitability depend, in part, upon our continued growth within the markets in which we currently operate. As part of our strategy to expand into new customer bases, we look for acquisition opportunities and partnerships with other businesses that will allow us to increase our market penetration, technological capabilities, product offerings and distribution capabilities.
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
Growth in our current markets also depends upon our ability to adapt existing technology or develop new technologies to meet the particular needs of new and existing customers. We may not have adequate financial or technological resources to develop effective and secure services that will satisfy the demands of these new customers. Penetrating these new customers in our existing markets may also prove to be more challenging or costly or take longer than we may anticipate. If we fail to increase our penetration into existing markets, we may not be able to continue to grow our revenues and earnings.
There are certain risks associated with the sale of our Merchant Services Business which was completed in September 2024 and the sale of our Healthcare RCM Business which was completed in May 2025.
In September 2024, we completed the sale of our Merchant Services Business, and in May 2025, we completed the sale of our Healthcare RCM Business. There is no assurance that we will be able to realize the anticipated benefits from the disposition of our Merchant Services Business or our Healthcare RCM Business. Moreover, there are post-closing risks associated with the ancillary agreements entered into by us at the closing of each of these businesses. In addition, pursuant to the Merchant Services Purchase Agreement, we agreed to indemnify Payroc with respect to certain matters and we agreed to retain certain liabilities related to the Merchant

Services Business, which in any such case could result in liability to us following the closing. We have received, and may in the future receive, indemnification claims from Payroc. We are not able to predict the ultimate outcome of these or future claims that Payroc may assert against us in connection with the sale of our Merchant Services Business, any of which could have a material adverse effect on our results of operations and financial condition. In addition, pursuant to the Healthcare RCM Purchase Agreement, we agreed to indemnify Infinx with respect to certain matters, which could result in liability to us following the closing.
As a result of the sales of our Merchant Services Business and Healthcare RCM Business, we are now highly dependent on the success of our remaining Public Sector business.

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
Our intellectual property is critical to our future success. We rely on a combination of contractual license rights and copyright, trademark and trade secret laws to establish and protect our proprietary technology. Third parties may challenge, invalidate, circumvent, infringe or misappropriate our intellectual property or the intellectual property of our third-party licensors, or such intellectual property may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain service offerings or other competitive harm. Others, including our competitors, may independently develop similar technology, duplicate our products and services, design around or reverse engineer our intellectual property, and in such cases neither we nor our third-party licensors may be able to assert intellectual property rights against such parties. Further, our contractual license arrangements may be subject to termination or renegotiation with unfavorable terms to us, and our third-party licensors may be subject to bankruptcy, insolvency and other adverse business dynamics, any of which might affect our ability to use and exploit the products licensed to us by these third-party licensors. We may have to litigate to enforce or determine the scope and enforceability of our intellectual property rights (including litigation against our third-party licensors), which is expensive, could cause a diversion of resources and may not prove successful. Moreover, use of AI by our personnel, whether authorized or unauthorized, could increase the risk that our intellectual property and other proprietary information may be unintentionally disclosed. The loss of intellectual property protection or the inability to obtain third-party intellectual property could harm our business and ability to compete.

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
We depend on the ability and experience of a number of our key personnel who have substantial experience with our operations, the rapidly changing payment processing industry and the markets in which we offer our products and services. Many of our key personnel have worked for us for a significant amount of time or were recruited by us specifically due to their experience. It is possible that the loss of the services of one or a combination of our senior executives or key managers could have a material adverse effect on our business, financial condition and results of operations. In addition, contractual obligations related to confidentiality and assignment of intellectual property rights may be ineffective or unenforceable, and departing employees may share our proprietary information with competitors in ways that could adversely impact us.
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
We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenues. The number of business days in a month or quarter also may affect seasonal fluctuations. Certain revenues from our public sector customers fluctuate with the fiscal calendars of our customers. Transactional revenue for our education customers is strongest in August, September, October, January and February, at the start of each semester, and generally weakens throughout the semester, with little revenue in the summer months of June and July. Operating expenses show less seasonal fluctuation, with the result that net income is subject to the same seasonal factors as our revenues. The growth in our business may have partially overshadowed seasonal trends to date, and seasonal impacts on our business may be more pronounced in the future. Volatility in our key operating metrics or their rates of growth could have a negative impact on our financial results and investor perceptions of our business prospects.
We are the subject of various claims and legal proceedings and may become the subject of claims, litigation or investigations which could have a material adverse effect on our business, financial condition or results of operations.
In the ordinary course of business, we are the subject of various claims and legal proceedings and may become the subject of claims, litigation or investigations, including commercial disputes and employee claims, such as claims of age discrimination, sexual harassment, gender discrimination, immigration violations or other local, state and federal labor law violations, and from time to time may be involved in governmental or regulatory investigations, audits or similar matters arising out of our current or future business. Any proceedings or claims asserted against us or our management, regardless of merit or eventual outcome, could harm our reputation or the reputation of our management and have an adverse impact on our relationship with our customers and other third parties and could lead to additional related claims. Further, any determination of noncompliance with applicable laws and regulations may result in criminal and/or civil penalties. In light of the potential cost and uncertainty involved in litigation, and the potential disruption to normal business operations, we have in the past and may in the future settle matters even when we believe we have a meritorious defense. Certain claims may seek injunctive relief, which could disrupt the ordinary conduct of our business and operations or increase our cost of doing business. Our insurance or indemnities may not fully cover all claims that may be asserted against us. Furthermore, there is no guarantee that we will be successful in defending ourselves in pending or future litigation or similar matters under various laws. Any judgments or settlements in any pending litigation or future claims, litigation or investigation could have a material adverse effect on our business, financial condition and results of operations.
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
We employ resources in India, to support our onshore operations. Countries outside of the United States may be subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest or natural disasters. The occurrence of natural disasters, pandemics, or political or economic instability in these countries could interfere with work performed by these labor sources or could result in our having to replace or reduce these labor sources. If countries in which we operate experience civil or political unrest or acts of terrorism, our operations in such countries could be materially impaired. For example, India has experienced civil unrest and terrorism and has experienced historical and recent tensions with Pakistan. The occurrence of any of these circumstances could result in disruptions to our resources in India. Our vendors in other countries could potentially shut down suddenly for any reason, including financial problems or personnel issues. Such disruptions could decrease efficiency, increase our costs and have an adverse effect on our business or results of operations.
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
We are subject to numerous federal and state laws and regulations that affect the public sector enterprise software industry and the other industries in which we provide services. Regulation of our industry has increased significantly in recent years and is constantly evolving. We are also subject to other laws and regulations, including those addressing U.S. financial services, consumer protection, escheat and privacy and information security, among other subjects. The cost of compliance with applicable laws and regulations is high and may increase in the future. Changes to statutes, regulations or industry standards, including interpretation and implementation of statutes, regulations or standards, could increase our cost of doing business or affect the competitive balance. Failure to comply with laws and regulations may result in substantial civil and/or criminal penalties and may otherwise have an adverse effect on our business, including as a result of the limitation, suspension or termination of services provided to, or by, third parties. To the extent these laws and regulations negatively impact the business, operations or financial condition of our customers, our business and results of operations could be materially and adversely affected because, among other matters, our customers could have less capacity to purchase products and services from us, could decide to avoid or abandon certain lines of business, or could seek to pass on increased costs to us by negotiating price reductions. In addition, we could be required to invest a significant amount of time and resources in response to new or changes to existing laws, regulations or oversight, or to modify the manner in which we contract with or provide products and services to our customers; and those laws and regulations could directly or indirectly limit how much we can charge for our services. We may not be able to update our existing products and services, or develop new ones, to satisfy our customers’ needs. Any of these events, if realized, could have a material adverse effect on our business, results of operations and financial condition.
Various laws and regulations, including those in other industries in which we provide services, even if such laws and regulations are not directed at us, may require us to make significant efforts to change our products and services and may require that we incur additional compliance costs and change how we price our products and services to our customers. Implementing new compliance risk mitigation strategies efforts can be significant with the complexity of regulatory requirements, and we are devoting and will continue to devote significant resources to address compliance requirements. Furthermore, regulatory actions may cause changes in business practices by us and other industry participants which could affect how we market, price and distribute our products and services, and which could materially adversely affect our business, financial condition and results of operations. In addition, even an inadvertent failure to comply with laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could damage our business or our reputation.

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
The CFPB's focus on these payment processing practices has led to litigation against the Company. For example, on May 16, 2025, Suzanne Hess, individually and on behalf of a putative class of citizens of the State of New York, filed a class action compliant in the Supreme Court of the State of New York, Nassau County, against i3 Verticals, LLC and CP-DBS, LLC d/b/a “PaySchools”, a subsidiary of i3 Verticals, LLC, seeking monetary damages and injunctive relief related to services offered by PaySchools that enable parents, guardians and caregivers to fund lunches for students in certain New York school districts and allegedly unlawful practices by PaySchools related to the fees charged for these school lunch services. For additional information about this litigation, see Note 17 to our consolidated financial statements.

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
If we violate the Family Educational Rights and Privacy Act ("FERPA") or Protection of Pupil Rights Amendment ("PPRA"), it could result in a material breach of contract with one or more of our Education customers and could harm our reputation. Further, if we disclose student information in violation of FERPA or PPRA, our access to student information could be suspended.
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
We could be adversely affected by violations of laws and regulations governing participants in the healthcare industry with respect to conduct prior to the sale of our Healthcare RCM Business.
The healthcare industry is governed by extensive and complex laws and regulations at the federal, state and local government levels. These laws and regulations address, among other issues, billing and coding for services and properly handling overpayments, fraud and abuse, and the confidentiality, maintenance, interoperability, exchange and security of health-related and other confidential information. In connection with the healthcare-related operations, including the sale of revenue cycle management software solutions, that we conducted prior to the sale of our Healthcare RCM Business, we could be adversely affected by violations of these laws and regulations. Further, pursuant to the Healthcare RCM Purchase Agreement, we agreed to indemnify Infinx with respect to certain matters, which could result in liability to us.
We strived to structure our Healthcare RCM Business to comply with applicable healthcare laws, regulations and other requirements applicable to us directly and to our customers and contractors, but there can be no assurance that we will not be challenged or impacted by enforcement initiatives with respect to conduct occurring prior to the sale of our Healthcare RCM Business. We have been, and in the future may become, involved in governmental investigations, audits, reviews and assessments. Violation of these laws may result in criminal and/or civil penalties, including substantial monetary penalties. Even an unsuccessful challenge by regulatory and other authorities or private whistleblowers could be expensive and time-consuming, could result in loss of business, exposure to adverse publicity and injury to our reputation and could adversely affect our ability to retain and attract customers.

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

Numerous other laws affect our business, and any failure to comply with those laws could harm our business.
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

Our public sector case resolution and fund recovery services may be subject to certain laws, rules and regulations applicable to debt collectors, including, federal and state licensing or bonding requirements. Such laws and regulations are extensive and subject to change. Our failure to comply with these requirements, changing interpretations of existing requirements, or adoption of new requirements, could restrict our ability to offer these non-healthcare revenue cycle management services in certain jurisdictions, which would adversely affect our business, operating results and financial condition.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing broad changes to the U.S. tax code, including modifications to federal income tax provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others taking effect in later years. The aggregate impact of the OBBBA remains uncertain. We will continue to monitor future developments, including regulatory guidance and interpretations, which could have a material impact on our business, financial condition and results of operations.

Changing laws and governmental rules and regulations designed to protect or limit access to or use of personal information could adversely affect our ability to effectively provide our products and services, and actual or perceived failure to comply with such legal and regulatory obligations may negatively impact our business, financial condition and results of operations.
In addition to the standards and requirements discussed previously that are imposed by the card networks and Nacha, governmental bodies in the United States have adopted, or are considering the adoption of, laws and regulations restricting the use, collection, storage, transfer and disposal of, and requiring safeguarding of, personal information. Our operations are subject to certain provisions of these laws. Relevant federal privacy laws include, in addition to FERPA and PPRA described above, the Gramm-Leach-Bliley Act of 1999, which applies directly to a broad range of financial institutions and indirectly, or in some instances directly, to companies that provide services to financial institutions. The U.S. Children’s Online Privacy Protection Act also regulates the collection of information by operators of websites and other electronic solutions that are directed to children under

13 years of age. These laws and regulations restrict the collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices and provide individuals with certain rights to prevent the use and disclosure of protected information. They also impose requirements for safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. In addition, there are state laws and regulations restricting the ability to collect and utilize certain types of information such as Social Security and driver’s license numbers. Certain states impose similar privacy obligations as well as obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and consumer reporting agencies and businesses and governmental agencies that own data.
In connection with providing products and services to our customers, we are required by regulations, applicable industry standards, and our contracts with customers and financial institution distribution partners to provide assurances regarding the confidentiality and security of non-public consumer information. These contracts may require periodic audits by independent companies regarding our compliance with applicable standards. The compliance standards relate to the security of our infrastructure, including components and operational procedures designed to safeguard the confidentiality and security of individuals’ non-public personal information that our customers share with us. Our ability to maintain compliance with these standards and satisfy these audits will affect our ability to attract, grow and maintain business in the future. If we fail to comply with the laws and regulations relating to data privacy and information security, we could be exposed to legal claims and actions or to regulatory enforcement proceedings and may be subject to substantial civil and/or criminal penalties. In addition, our relationships and reputation could be harmed, which could inhibit our ability to retain existing customers and obtain new customers.
Legal requirements relating to the collection, storage, handling and transfer of personal data continue to evolve at both the federal and state level. For example, the CFPB finalized a rule which went into effect January 17, 2025, that requires certain data providers to make covered data regarding covered financial products and services available to consumers and authorized third parties in an electronic form, subject to a number of requirements.
Many states have introduced or passed comprehensive consumer privacy laws, which may impose varying standards and requirements on our data collection use and processing activities. These laws require companies (regardless of their location) that process personal information of residents of those states make certain disclosures to consumers about data practices, grant consumers specific rights to their data, and allow consumers to opt out of certain data sharing activities. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data.
Government regulators, industry groups and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. Regulators and courts may expand interpretations of existing laws, thereby further impacting our business. If more restrictive privacy laws or rules and/or inconsistent legal requirements are adopted by authorities in the future on the federal or state level, or regulators' enforcement priorities shift, our compliance costs may increase and our ability to perform due diligence on, and monitor the risk of, our current and potential customers may decrease, which could create liability for us. Many consumer privacy laws provide for civil penalties for violations, and the CCPA and CPRA provide for a private right of action for data breaches that may increase data breach litigation. We may also be exposed to litigation, regulatory fines, penalties or other sanctions if the personal, confidential or proprietary information of our customers is mishandled or misused by any of our suppliers, counterparties or other third parties, or if such third-parties do not have appropriate controls in place to protect such personal, confidential or proprietary information. For additional information on the risks associated with foreign data privacy regulations, see “Our international operations subject us to additional risks which could have an adverse effect on our business, operating results, and financial condition.” in Part I, Item 1A of this Form 10-K.

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
The evolving legal, ethical and regulatory landscape over AI technologies creates uncertainties.
The development of AI is complex and uncertain, and presents various risks and uncertainties, including as the result of the rapidly evolving legal, ethical and regulatory landscape associated with the use of AI. Our inability to successfully or effectively implement AI initiatives, or other deficiencies or failures in our AI systems or initiatives, could subject us to competitive harm, legal and regulatory risk, and increase our cybersecurity, intellectual property, and privacy risks. Additionally, AI-generated outputs may be misleading, insecure, inaccurate, harmful, or otherwise flawed. Further, if we fail to leverage AI technologies as effectively or rapidly as our peers, our competitiveness and financial results could be adversely impacted.

There is also uncertainty about the extent to which data privacy laws apply to AI technologies, and any delay in addressing those concerns may result in liability or regulatory investigations and fines, as well as harms to our business and reputation. In addition, issues related to intellectual property rights in AI technologies have not been fully addressed by the courts or regulators. As such, to the extent we implement generative AI technologies into our products and/or services, we may face resulting exposure to claims related to copyright infringement or other intellectual property misappropriation.

The ongoing focus on environmental, social and governance (“ESG”) practices could increase our costs, harm our reputation and adversely impact our financial results.
Many investors, customers, environmental activists, the media and governmental and nongovernmental organizations are focused on a variety of ESG matters. At the same time, other stakeholders and governmental authorities have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to ESG initiatives. If we are not effective in addressing ESG matters affecting our business and balancing these evolving views and expectations, which may be conflicting, our reputation may suffer. Moreover, we may experience increased costs in order to develop and execute upon any such ESG strategies, which could have an adverse impact on our business and financial condition.
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
On May 8, 2023, i3 Verticals, LLC (the “Borrower”), entered into that certain Credit Agreement (as amended, the “2023 Senior Secured Credit Facility”) with the guarantors and lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (“JPMorgan”). The 2023 Senior Secured Credit Facility replaced the prior senior secured credit facility of the Company which was entered into on May 9, 2019 (the "Prior Senior Secured Credit Facility"). Following an amendment to the Credit Facility entered into on May 5, 2025, as described below, the 2023 Senior Secured Credit Facility provides for aggregate commitments of $400 million in the form of a senior secured revolving credit facility (the “Revolver”). Borrowings under the Revolver will be made, at the Borrower’s option, at the Adjusted Term SOFR rate or the base rate, plus, in each case, an applicable margin. The Adjusted Term SOFR rate will be the rate of interest per annum equal to the Term SOFR rate (based upon an interest period of one, three or six months), plus 0.10%, plus an applicable margin of 2.00% to 3.00% (2.00% at September 30, 2025). The Adjusted Term SOFR rate shall not be less than 0% in any event. The base rate is a fluctuating rate of interest per annum equal to the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%, plus an applicable margin of 1.00% to 2.00% (1.00% at September 30, 2025). The base rate shall not be less than 1% in any event. As of September 30, 2025, we had no borrowings outstanding under the 2023 Senior Secured Credit Facility. Although we may enter into interest rate swap agreements in the future, we and our subsidiaries are exposed to interest rate increases on the floating portion of our 2023 Senior Secured Credit Facility that are not covered by interest rate swaps, to the extent we have indebtedness outstanding. For additional information about our 2023 Senior Secured Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II, Item 7 of this Annual Report on Form 10-K, and “Quantitative and Qualitative Disclosure About Market Risk” in Part II, Item 7A of this Annual Report on Form 10-K.
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
The Continuing Equity Owners, who collectively hold approximately 27% of the combined voting power of our common stock as of November 20, 2025, may receive payments from us under the Tax Receivable Agreement upon a redemption or exchange of their common units in i3 Verticals, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. As a result, the interests of the Continuing Equity Owners, including some members of our Board of Directors, may conflict with the interests of holders of shares of our Class A common stock. For example, the Continuing Equity Owners may have different tax positions from us in relation to whether and when we enter into a change of control transaction, dispose of assets, whether and when we incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the Continuing Equity Owners even in situations where no similar considerations are relevant to the Company itself.

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
As a result of the foregoing, (a) we could be required to make payments under the Tax Receivable Agreement that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement and (b) if we elect to terminate the Tax Receivable Agreement early, we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. We may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise. There can be no assurance that we will be able to fund or finance our obligations under the Tax Receivable Agreement.

In certain circumstances, i3 Verticals, LLC will be required to make distributions to us and the Continuing Equity Owners, and the distributions that i3 Verticals, LLC will be required to make may be substantial.
Funds used by i3 Verticals, LLC to satisfy its tax distribution obligations may not be available for reinvestment in our business. As a result of potential differences in the amount of net taxable income allocable to us and to the Continuing Equity Owners, as well as the use of an assumed tax rate in calculating i3 Verticals, LLC’s distribution obligations, we may receive distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement, such as in connection with the 2025 LLC Tax Distribution described below.

In this regard, i3 Verticals, LLC made a tax distribution to the Company and the Continuing Equity Owners in January 2025 (the “2025 LLC Tax Distribution”) related to the taxable income associated with the gain on the sale of the Merchant Services Business completed in September 2024 that was anticipated to be recognized for 2024 federal income tax purposes by members of i3 Verticals, LLC. The 2025 LLC Tax Distribution resulted in the Company holding cash in excess of the Company’s tax liabilities, its obligation to make payments under its tax receivables agreement, and any other expected liabilities of the Company. Thereafter, on January 23, 2025, the Company and i3 Verticals, LLC effected certain recapitalization actions in order to reduce excess cash held at the Company following this 2025 LLC Tax Distribution. For additional information regarding the 2025 LLC Tax Distribution and recapitalization actions, see Note 18 to the accompanying consolidated financial statements contained in this report.

Our Board of Directors will determine the appropriate uses for excess cash which may be held by the Company following any future tax distributions, which may include, among other uses, after giving effect to the payment of obligations under the Tax Receivable Agreement, effecting a recapitalization transaction similar to the recapitalization transaction associated with the 2025 LLC Tax Distribution as described above, and/or approving the payment of a cash dividend on our Class A common stock. While our Board may choose to take any such actions, our Board is not required to do so, and to the extent, for example, such excess cash balances continue to be held by the Company, the Continuing Equity Owners would benefit from any value attributable to such accumulated cash balances as a result of their ownership of Class A common stock following a redemption or exchange of their common units.

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

In addition, while we have opted out of Section 203 of the Delaware General Corporation Law (the “DGCL”), our amended and restated certificate of incorporation contains similar provisions providing that we may not engage in certain “business combinations” with any “interested stockholder” for a three-year period following the time that the stockholder became an interested stockholder, unless:
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
As of September 30, 2025, we have an aggregate of 126,016,875 shares of Class A common stock authorized but unissued, including 8,381,681 shares of Class A common stock issuable, at our election, upon redemption of common units of i3 Verticals, LLC that are held by the Continuing Equity Owners. Subject to certain restrictions contained in the LLC Agreement, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based and service-based vesting requirements and other limitations) for newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Common Unit redeemed, in each case, in accordance with the terms of the LLC Agreement. At our election, however, we may effect a direct exchange by i3 Verticals, Inc. of such Class A common stock or such cash, as applicable, for such common units in lieu of redemption. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We have also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain Continuing Equity Owners upon such redemption and the shares of Class A common stock issued to certain Continuing Equity Owners in connection with the Reorganization Transactions will be eligible for resale registration, subject to certain limitations set forth in the Registration Rights Agreement.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity Program
We maintain a cybersecurity program that implements required controls for all Company businesses, with day-to-day management and implementation often conducted independently due to our decentralized operating model. While cybersecurity technologies and implementation may differ based on the needs and risk profile of each individual business, we implement standards at the enterprise level and provide centralized oversight work to ensure alignment and consistency. Our cybersecurity team deploys an array of capabilities to ensure the availability, integrity, and confidentiality of key business systems, supported by centrally monitored cyber tools and managed services.

Our cybersecurity programs operate in service of the following express principles:
•Identify: Intended to ensure that our IT team has a comprehensive understanding of our systems and data environment to effectively manage security risks to key assets, data, and services.
•Protect: Implementing controls and safeguards that allow employees to work securely and with confidence, which are intended to enable the continued delivery of essential business services. Our program follows guidelines from the National Institute of Standards and Technology (NIST), Center for Internet Security (CIS), Cloud Service Alliance (CSA), Payment Card Industry (PCI), HIPAA and applicable privacy regulations, and select programs are subject to continuous oversight through ongoing SOC 2 compliance audits.
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
•Respond & Recover: Equipping the Company with the necessary capabilities to take immediate and effective action against detected threats. Our incident response plan has a structured escalation process for managing and reporting cybersecurity incidents, starting with initial detection and local management review, escalating to enterprise-level teams, and potentially reaching the Audit Committee of the Company's Board of Directors, if the incident is deemed material.
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

We utilize both external and internal resources to perform assessments and penetration testing throughout the year on the Company’s key business systems, including an annual review to verify our compliance with the Payment Card Industries Data Security Standards (PCI DSS). Additionally, we engage consulting firms and other third parties to conduct evaluations of our security controls, including penetration testing and independent audits, and to advise the Company's Audit Committee, and our management team on cybersecurity matters.
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
We maintain a cybersecurity insurance policy that provides coverage in connection with cybersecurity incidents. However, such insurance coverage may exclude certain types of claims or otherwise be insufficient to cover all costs and damages associated with cybersecurity incidents, and (to the extent that costs and damages are otherwise covered) are subject to applicable deductibles.
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
At a management level, the Company’s cybersecurity risk management program is led by our Chief Technology Officer (CTO), who reports to the Company’s President and regularly briefs him on developments that impact the program. Our CTO brings over twenty years of executive leadership experience, providing sponsorship for cybersecurity programs and compliance efforts. He has worked to promote a culture of strong IT governance and organizational resilience, collaborating with subject matter experts to advance cybersecurity initiatives and compliance. His hands-on experience integrating security-focused practices as part of technology governance and risk management ensures we prioritize risk management and robust protection of our digital assets. Our Senior Vice President of Technology, Compliance, and Security Services ("SVP-TCSS"), reporting to the CTO, oversees our cybersecurity practices and leads a skilled team of security professionals. With over twenty years of experience spanning cybersecurity, technology, and data privacy, our SVP-TCSS collaborates with these dedicated security teams to develop and implement organization-wide cybersecurity strategies. Additionally, our IT security team comprises individuals who hold relevant cybersecurity experience and industry certifications aligned to their roles, ensuring a comprehensive approach to risk management and protection.
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

Item 2. Properties
Our corporate headquarters is in Nashville, Tennessee where we lease approximately 16,000 square feet of office space under a lease that expires in 2027. We also lease approximately 34,000 square feet of office space in Piney Flats, Tennessee; 18,000 square feet of office space in Sulphur Springs, Texas and 15,000 square feet of office space in Houston, Texas. We own approximately 15,000 square feet of office space in Vadodara, India which is used to support our employees and business operations, including technology development. We also lease properties located within various geographic regions in which we conduct business, including Alabama, Colorado, Georgia, Kentucky, Michigan, Nevada, Ohio, South Carolina and Wisconsin. Additionally, we own property in Arizona. Our properties include office spaces used for support, operational, sales, management and administrative purposes.
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

Item 3. Legal Proceedings
The information required with respect to this item can be found in Note 17 to the accompanying audited consolidated financial statements contained in this report and is incorporated by reference into this Part I, Item 3.

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
Stockholders
As of November 20, 2025, there were 52 stockholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers. As of November 20, 2025, there were 32 stockholders of record of our Class B common stock.
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
The following graph shows a comparison of cumulative total shareholder return for (1) our Class A common stock, (2) the S&P 500 Index and (3) the S&P Information technology Index. The graph assumes the value of the investment in our common stock and each index was $100.00 on September 30, 2020 and that all dividends, if any, were reinvested. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

Comparison of Cumulative Total Return
Among i3 Verticals, Inc., the S&P 500 Index, and the S&P 500 Information Technology Index
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
9/30/20
9/30/21
9/30/22
9/30/23
9/30/24
9/30/25
i3 Verticals, Inc.
S&P 500
S&P 500 Information Technology

The following table presents the corresponding data for the periods shown in the graph:

	i3 Verticals, Inc.	S&P 500	S&P 500 Information Technology
September 30, 2020	$100.00	$100.00	$100.00
September 30, 2021	$95.88	$128.09	$127.71
September 30, 2022	$80.75	$106.62	$101.23
September 30, 2023	$83.72	$127.51	$141.42
September 30, 2024	$84.40	$171.35	$214.34
September 30, 2025	$128.55	$198.88	$273.15
Sales of Unregistered Securities
During the three months ended September 30, 2025, we issued an aggregate of 81,523 shares of Class A common stock to certain members of i3 Verticals, LLC in exchange for an equivalent number of shares of Class B common stock and Common Units held by such members pursuant to the terms of the i3 Verticals, LLC Limited Liability Company Agreement. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. All other sales of unregistered securities during the year ended September 30, 2025, have been previously disclosed in either a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
Share Repurchase Program
On August 8, 2024, the Company announced that our Board of Directors had approved a share repurchase program for the Company’s Class A common stock, under which the Company was authorized to repurchase up to $50.0 million of outstanding shares of our Class A common stock (exclusive of fees, commissions or other expenses related to such repurchases) (the "Prior Share Repurchase Program"). Pursuant to the Prior Share Repurchase Program, the Company was authorized to make repurchases of our Class A Common Stock in the open market, through privately negotiated transactions, or otherwise, including under Rule 10b5-1 plans. The terms of the Prior Share Repurchase Program provided that, immediately prior to repurchases of Class A common stock under the Prior Share Repurchase Program, i3 Verticals, LLC redeemed for cash an equal number of units held by the Company in i3 Verticals, LLC in order to fund such repurchases and maintain a 1-1 ratio between the number of outstanding shares of Class A common stock and the units held by the Company in i3 Verticals, LLC. The Prior Share Repurchase Program terminated on August 8, 2025.

The Company repurchased 1,573,881 shares of Class A Common Stock under the Prior Share Repurchase Program at an average price of $23.86 per share and an aggregate repurchase amount (inclusive of commissions and excise taxes) of $38.0 million during the year ended September 30, 2025, prior to the termination of such program as set forth above. The shares of Class A Common Stock purchased during this period represent the total number of shares of Class A Common Stock purchased under the Prior Share Repurchase Program since its adoption. The repurchased shares were cancelled and retired, resulting in a permanent reduction in both the number of shares outstanding and the Company's total stockholders' equity.

On August 7, 2025, the Company announced that our Board of Directors had approved a new share repurchase program (the “New Share Repurchase Program”) for the Company’s Class A common stock, under which the Company may repurchase up to $50.0 million of outstanding shares of Class A common stock (exclusive of fees, commissions or other expenses related to such repurchases). This New Share Repurchase Program replaced the Prior Share Repurchase Program which terminated on August 8, 2025, as described above.

The New Share Repurchase Program will terminate on the earlier of September 30, 2026, or when the maximum dollar amount under the authorization has been expended. Pursuant to the New Share Repurchase Program, repurchases may be made from time to time in the open market, through privately negotiated transactions, or otherwise, including under Rule 10b5-1 plans. In addition, any repurchases under the New Share Repurchase Program are subject to prevailing market conditions, liquidity and cash flow considerations, applicable securities laws requirements (including under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as applicable), compliance with contractual restrictions under the 2023 Senior Secured Credit Facility, and other factors. The terms of the New Share Repurchase Program provide that, immediately prior to repurchases of Class A common stock under the New Share Repurchase Program, i3 Verticals, LLC will redeem for cash an equal number of units held by the Company in i3 Verticals, LLC in order to fund such repurchases and maintain a 1-1 ratio between the number of outstanding shares of Class A common stock and the units held by the Company in i3 Verticals, LLC. The New Share Repurchase Program does not require the Company to acquire any particular amount of shares of Class A common stock, and may be extended, modified, suspended or discontinued at any time at our discretion.
The Company did not repurchase any shares of Class A Common Stock under the New Share Repurchase Program during the three months ended September 30, 2025, and the remaining total available authorization under the New Share Repurchase Program as of September 30, 2025, was $50.0 million.
Dividends
We have never declared or paid a cash dividend on our Class A common stock. In addition, under our certificate of incorporation, holders of our Class B common stock are not entitled to participate in any cash dividends declared by our Board of Directors. We intend to retain any earnings to finance the growth and development of our business and do not currently expect to declare or pay any cash dividends, provided that, as described above, our Board of Directors will determine the appropriate uses for any excess cash held by the Company following tax distributions made by i3 Verticals, LLC to its members, including the Company. A possible use for such excess cash may be the payment of a cash dividend on our Class A common stock. For additional information, see the discussion in our risk factors under Part I, Item 1A of this Form 10-K under “In certain circumstances, i3 Verticals, LLC will be required to make distributions to us and the Continuing Equity Owners, and the distributions that i3 Verticals, LLC will be required to make may be substantial.” Our Board of Directors reviews our dividend policy from time to time and may declare dividends (whether special dividends or otherwise) at its discretion. Additionally, our 2023 Senior Secured Credit Facility (as defined below) places restrictions on the payment of dividends by the Company. For further discussion of the 2023 Senior Secured Credit Facility, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

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

Executive Overview
After giving effect to the sale of our Healthcare RCM Business on May 5, 2025, as described below, the Company provides mission-critical enterprise software solutions to its public sector customers. These comprehensive cloud-native solutions address a broad range of government functions, including courts, transportation, utilities, revenue and schools. The Company’s mission is to enable state and local governments and related agencies to serve their constituents in an effective and efficient manner. With thousands of software installations across all 50 states and Canada, i3 Verticals is a leader in the public sector vertical.

Prior to the disposition of the Healthcare RCM Business, we had two operating segments and reportable segments, a Public Sector segment and a Healthcare Segment, as reflected in the Company’s consolidated financial statements for the three and six months ended March 31, 2025, included in the Company's Quarterly Report on Form 10-Q for these periods filed on May 9, 2025. After giving effect to the disposition of the Healthcare RCM Business, the Company determined that it had one operating segment and one reportable segment as of June 30, 2025, and accordingly has updated its segment presentation to reflect this determination. See Note 19 to our consolidated financial statements for additional information.
Economic Trends
Inflationary pressures, elevated interest rate levels, monetary policy, and the current geopolitical situation (including the military conflicts in the Middle East and Ukraine), tariff and trade-related developments, and budgetary and political pressures to reduce government spending are causing broad economic uncertainty and could potentially cause new, or exacerbate existing, economic challenges that may impact us. For example, we have business operations in Canada, and the determination of Canadian governmental authorities or businesses to cancel or not renew contracts, or otherwise reduce business, with U.S. companies as a result of current trade tensions with the United States, as has been advocated by certain Canadian governmental authorities, could adversely impact our financial results. The future magnitude, duration and effects of these macroeconomic and geopolitical conditions are difficult to predict, and as such we are unable to predict the extent of the potential effect of these conditions on our financial results.
Liquidity
At September 30, 2025, we had $66.7 million of cash and cash equivalents and $400.0 million of available capacity under our 2023 Senior Secured Credit Facility, subject to our financial covenants. As of September 30, 2025, we were in compliance with these covenants with a consolidated interest coverage ratio and total leverage ratio 96.8x, and 0.0x, respectively. For additional information about our 2023 Senior Secured Credit Facility, see the section entitled “Liquidity and Capital Resources” below.
Divestitures
Sale of Healthcare RCM Business
On May 5, 2025, i3 Verticals, LLC, and i3 Healthcare Solutions, LLC, a wholly-owned subsidiary of i3 Verticals, LLC (“Healthcare RCM Seller,” and collectively with i3 Verticals LLC, the “Healthcare RCM Seller Parties”), completed the sale of the equity interests of certain wholly-owned subsidiaries of the Healthcare RCM Seller (the “Healthcare RCM Acquired Entities”) which owned and operated the Company's healthcare revenue cycle management business, including its associated proprietary technology (the "Healthcare RCM Business"), to Infinx, Inc. (“Healthcare RCM Buyer”), a Texas corporation, pursuant to the terms of that certain Securities Purchase Agreement dated as of May 5, 2025, by and among Healthcare RCM Buyer and the Healthcare RCM Seller Parties (the “Healthcare RCM Purchase Agreement;” the transactions contemplated by the Healthcare RCM Purchase Agreement, the “Healthcare RCM Transactions”). In addition, immediately prior to the sale of the equity interests of the Healthcare RCM Acquired Entities pursuant to the Healthcare RCM Purchase Agreement, i3 Verticals, LLC and certain of its subsidiaries contributed and/or assigned certain assets and certain liabilities related to the Healthcare RCM Business to the Healthcare RCM Acquired Entities. The purchase price payable by Healthcare RCM Buyer to Healthcare RCM Seller for the equity interests of the Healthcare RCM Acquired Entities was $96.3 million, paid in cash at closing, after giving effect to post-closing net working capital, indebtedness and cash adjustments. The Healthcare RCM Business contributed $22.5 million of revenue for the year ended September 30, 2025.
As a result of the sale of the Healthcare RCM Business, the results of operations for the Healthcare RCM Business have been reclassified as discontinued operations in our consolidated statements of operations for all periods presented. Refer to Note 2 to additional information.

Sale of Merchant Services Business
On September 20, 2024, i3 Verticals, LLC, and i3 Holdings Sub, Inc., a wholly-owned subsidiary of i3 Verticals, LLC (“Corporation Seller,” and collectively with i3 Verticals, LLC, the “Sellers”) completed the transactions (such closing, the “Closing”) contemplated by that certain Securities Purchase Agreement dated as of June 26, 2024 (the “Purchase Agreement”), by and among i3 Verticals, LLC, Corporation Seller, the Company (solely for the purpose of providing a guaranty of the obligations of Sellers as set forth in the Purchase Agreement), Payroc Buyer, LLC (“Buyer”), and Payroc WorldAccess, LLC (solely for the purpose of providing a guaranty of the obligations of Buyer as set forth in the Purchase Agreement), the entry into which Purchase Agreement was previously disclosed in a Current Report on Form 8-K filed by the Company on June 26, 2024. Pursuant to the terms of the Purchase Agreement, the Sellers sold to Buyer the equity interests of certain direct and indirect wholly-owned subsidiaries of Sellers (the “Merchant Services Acquired Entities”) primarily comprising the Company's merchant services business, including its associated proprietary technology (the “Merchant Services Business”), after giving effect to the contribution of certain assets and the assignment of certain liabilities associated with the Merchant Services Business from i3 Verticals, LLC and certain affiliates to the Merchant Services Acquired Entities pursuant to a contribution agreement which was entered into immediately prior to the Closing. Pursuant to the terms of the Purchase Agreement, Buyer paid to Sellers an aggregate purchase price of approximately $439.5 million paid in cash at closing, after giving effect to post-closing net working capital, indebtedness and cash adjustments.
As a result of the sale of the Merchant Services Business, the results of operations for the Merchant Services Business have been reflected as discontinued operations in our consolidated statements of operations for all periods presented. Refer to Note 2 to additional information.
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
Acquisitions during the year ended September 30, 2025
On April 1, 2025, the Company completed the acquisition of a business to expand the Company’s Public Sector utility billing software offerings. Total purchase consideration was $10.3 million, including $9.0 million in cash funded by proceeds from the Company's revolving credit facility and $1.3 million in the acquisition date estimated fair value of contingent cash consideration (the final amount of such contingent cash payment of up to $5.0 million is dependent upon achievement of specified financial performance targets, as defined in the purchase agreement).
During the year ended September 30, 2025, we also completed the acquisition of certain assets of a business to expand our customer footprint. Total purchase consideration was $2.0 million in cash funded from cash on hand.
Acquisitions during the year ended September 30, 2024
On August 1, 2024, we completed the acquisition of a business to expand our Public Sector permitting and licensing software offerings. Total purchase consideration was $18.0 million in cash funded by the proceeds from our revolving credit facility, the issuance of 311,634 shares of our Class A common stock in a private placement, and $2.0 million in the acquisition date estimated fair value of contingent cash consideration (the final amount of such contingent cash payment of up to of up to $22.0 million is dependent upon achievement of specified financial performance targets, as defined in the purchase agreement).
During the year ended September 30, 2024, we also completed the acquisition of one other business to expand our software offerings. Total purchase consideration was $1.3 million, including $1.1 million in cash funded by the proceeds from our revolving credit facility and $0.2 million in the acquisition date estimated fair value of contingent cash consideration (the final amount of such contingent cash payment of up to of up to $0.8 million is dependent upon achievement of specified financial performance targets, as defined in the purchase agreement).

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
Expenses
Other costs of services. Other costs of services include costs directly related to our software and related services. Additionally, other costs of services include costs directly attributable related to payment processing services such as processing and bank sponsorship. Losses resulting from chargebacks against a customer are included in other cost of services. Residual payments to our distribution partners and the cost of equipment sold is also included in cost of services. Amortization arising from capitalized software development is not included in other cost of services. Other costs of services are recognized at the time the related revenue is recognized. Following the disposal of our Merchant Services Business in the fourth quarter of fiscal year 2024, our core business has been providing software solutions. Given the change in our business model following the sale of our Merchant Services Business, we reclassified certain expenses to better align with the primary industry in which we operate. During the first quarter of fiscal year 2025, we revised our presentation of certain expenses in the consolidated statements of operations from selling, general and administrative expenses to other costs of services. We reclassified personnel costs related to installation of our software, conversion of client data, training client personnel, customer support activities and various other services provided directly to customers from selling, general and administrative to other costs of services. We also reclassified certain hosting and related software costs for directly supporting our customers from selling, general and administrative to other costs of services. Refer to Note 3 to the accompanying consolidated financial statements contained in this report for discussion of the change in the current and prior period presentation.
Selling, general and administrative. Selling, general and administrative expenses include certain salaries and other employment costs, professional services, internal technology expenses, rent and utilities and other operating costs. Salaries and other employment costs within selling, general and administrative include individuals associated with shared services, product development and maintenance, sales and other functions. During the first quarter of fiscal year 2025, following the disposal of our Merchant Services Business, we revised our presentation of certain expenses in the consolidated statements of operations from selling, general and administrative expenses to other costs of services. Refer to Note 3 to the accompanying consolidated financial statements contained in this report for discussion of the change in the current and prior period presentation.

Depreciation and amortization. Depreciation expense consists of depreciation on our investments in property, equipment and computer hardware and software. Depreciation expense is recognized on a straight-line basis over the estimated useful life of the asset. Amortization expense for acquired intangible assets and internally developed software is recognized straight-line, which we consider materially consistent with a proportional cash flow method. Amortization expense for internally developed software is recognized over the estimated useful life of the asset. The useful lives of contract-based intangible assets are equal to the terms of the agreement.
Interest expense. Our interest expense consists of interest on our outstanding indebtedness under our 2023 Senior Secured Credit Facility, our Prior Senior Secured Credit Facility and, prior to their maturity, the Exchangeable Notes, and amortization of or write offs of debt issuance costs.
How We Assess Our Business
As a result of the sale of the Merchant Services Business in 2024 and the Healthcare RCM Business in 2025, the results of operations for the Merchant Services Business and the Healthcare RCM Business have been reflected as discontinued operations in our consolidated statements of operations for all periods presented.
After giving effect to these developments, as further described above, the Company has one operating segment and reportable segment.

After giving effect to the sale of the Merchant Services Business and the Healthcare RCM Business as noted above, the Company provides mission-critical enterprise software and services solutions to its public sector customers. These comprehensive solutions cover a broad range of applications, including cloud native enterprise software, all of which enable state and local governments and related agencies to serve their constituents in an efficient and seamless manner.
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
ARR does not have a standardized definition and is therefore unlikely to be comparable to similarly titled measures presented by other companies. It should be reviewed independently of revenue and it is not a forecast. Additionally, ARR does not take into account seasonality. The active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers. ARR from continuing operations for the three months ended September 30, 2025 and 2024 was $165.3 million and $151.4 million, respectively, representing a period-to-period growth rate of 9.2%.

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

Results of Operations
As a result of the sale of the Merchant Services Business and the Healthcare RCM Business, the historical results of these two disposed businesses have been reflected as discontinued operations in our consolidated financial statements. Prior period results of operations and balance sheet information have been recast to reflect this presentation, and the discussion below relates to our continuing operations after giving effect to the reclassification for the Merchant Services Business and the Healthcare RCM Business as discontinued operations.

Year Ended September 30, 2025 Compared to Year Ended September 30, 2024
The following table presents our historical results of operations for the periods indicated:

	Year ended September 30,		Change
(in thousands)	2025	2024	Amount	%

Revenue	$213,158	$191,232	$21,926	11.5%

Operating expenses
Other costs of services (excluding depreciation and amortization)(1)	66,587	60,517	6,070	10.0%
Selling, general and administrative(1)	114,660	100,785	13,875	13.8%
Depreciation and amortization	27,900	25,553	2,347	9.2%
Change in fair value of contingent consideration	234	22	212	n/m
Total operating expenses	209,381	186,877	22,504	12.0%

Income from operations	3,777	4,355	(578)	n/m

Other expenses (income)
Interest expense	2,299	29,263	(26,964)	(92.1)%
Other income	(9,406)	(3,395)	(6,011)	n/m
Total other (income) expenses	(7,107)	25,868	(32,975)	n/m

Income (loss) before income taxes	10,884	(21,513)	32,397	n/m

Provision for (benefit from) income taxes	5,266	(5,468)	10,734	n/m

Net income (loss) from continuing operations	5,618	(16,045)	21,663
Net income from discontinued operations, net of income taxes	20,885	191,175	(170,290)
Net income	26,503	175,130	(148,627)	n/m

Net income (loss) from continuing operations attributable to non-controlling interest	1,991	(5,191)	7,182
Net income from discontinued operations attributable to non-controlling interest	6,639	66,980	(60,341)
Net income attributable to non-controlling interest	8,630	61,789	(53,159)	n/m

Net income (loss) from continuing operations attributable to i3 Verticals, Inc.	3,627	(10,854)	14,481
Net income from discontinued operations attributable to i3 Verticals, Inc.	14,246	124,195	(109,949)
Net income attributable to i3 Verticals, Inc.	$17,873	$113,341	$(95,468)	n/m

n/m = not meaningful
_________________________________________
1.Refer to Note 3 to the accompanying consolidated financial statements contained in this report for discussion of the change in the current and prior period presentation.

Revenue
Revenue increased $21.9 million, or 11.5%, to $213.2 million for the year ended September 30, 2025 from $191.2 million for the year ended September 30, 2024. This increase included incremental revenue from acquisitions completed during the completed during the years ended September 30, 2025, and 2024, of $5.9 million. The remaining increase was primarily driven by an increase of $11.4 million in recurring revenues, an increase of $2.6 million in software license revenue and an increase of $2.0 million in professional services revenue.
Other Costs of Services
Other costs of services increased $6.1 million, or 10.0%, to $66.6 million for the year ended September 30, 2025 from $60.5 million for the year ended September 30, 2024. This increase was primarily driven by an increase in internal and external personnel costs of $3.4 million and an increase in software costs of $2.5 million for the year ended September 30, 2025 from the year ended September 30, 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $13.9 million, or 13.8%, to $114.7 million for the year ended September 30, 2025 from $100.8 million for the year ended September 30, 2024. This increase was driven by an increase in internal and external personnel costs of $6.8 million as well as an increase in M&A-related expenses of $4.6 million, which increased primarily due to activity that is for non-recurring expenses for which we are reimbursed through the transition services agreements with Infinx and Payroc, the employee leasing arrangement with Infinx, and the processing services agreement with Payroc, and for which revenue is recognized in other income. Additional increases were driven by an increase in internal-use software costs of $1.5 million for the year ended September 30, 2025 from the year ended September 30, 2024.
Depreciation and Amortization
Depreciation and amortization increased $2.3 million, or 9.2%, to $27.9 million for the year ended September 30, 2025 from $25.6 million for the year ended September 30, 2024. Amortization expense increased $2.4 million to $25.4 million for the year ended September 30, 2025 from $23.0 million for the year ended September 30, 2024 primarily due to an increase in capitalized software project releases, driving an increase in amortization expense, and amortization expense recorded for intangible assets and capitalized software acquired from current year and prior year acquisitions. Depreciation expense decreased $0.1 million to $2.5 million for the year ended September 30, 2025 from $2.6 million for the year ended September 30, 2024.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a charge of $0.2 million for the year ended September 30, 2025 related to adjustments to the expected present value of consideration to be paid for earnouts. The change in fair value of contingent consideration for the year ended September 30, 2024 was a charge of $22 thousand.
Interest Expense
Interest expense decreased $27.0 million, or 92.1%, to $2.3 million for the year ended September 30, 2025 from $29.3 million for the year ended September 30, 2024. The decrease reflects a lower average outstanding debt balance for the year ended September 30, 2025, as compared to the year ended September 30, 2024.

Other Income
Other income was $9.4 million for the year ended September 30, 2025, compared to other income of $3.4 million for the year ended September 30, 2024. Other income for the year ended September 30, 2025 reflects income from the transition services agreement and employee leasing arrangement entered into at the closing of the sale of the Healthcare RCM Business of $5.3 million, income from the transition services agreement and processing services agreement entered into at the closing of the sale of the Merchant Services Business of $1.4 million, interest income generated from cash held at financial institutions of $1.7 million, income of $0.5 million relating to adjustments of liabilities under our Tax Receivable Agreement related to the remeasurement of the underlying deferred tax asset for change in income tax rates and a gain on disposal of property and equipment of $0.6 million related to the sale of a building purchased through previous acquisitions. Other income for the year ended September 30, 2024 reflects $1.2 million relating to adjustments of liabilities under our Tax Receivable Agreement related to the remeasurement of the underlying deferred tax asset for change in income tax rates and the gain on the Exchangeable Note Repurchases and $2.3 million relating to the gain on Warrant Unwinds, net of the loss on Note Hedge Unwinds, partially offset by a $0.1 million loss on the sale of a building purchased through acquisition.
Provision for (Benefit from) Income Taxes
The provision for income taxes increased to a provision of $5.3 million for the year ended September 30, 2025 as compared to a $5.5 million benefit from income taxes for the year ended September 30, 2024. Our effective tax rate of 48% for the year ended September 30, 2025 differs from the federal statutory rate of 21% primarily due to the tax structure of the Company, valuation allowance activity, stock compensation and state tax expense. The income of majority-owned i3 Verticals, LLC is not taxed at the entity-level. i3 Verticals, Inc. is subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.
Net income from discontinued operations, net of income taxes
We had $20.9 million in net income from discontinued operations, net of income tax, for the year ended September 30, 2025 as compared to $191.2 million for the year ended September 30, 2024. See Note 2 to our consolidated financial statements for additional information and detail on the financial results of discontinued operations.
The net income from discontinued operations, net of income tax, for the for the year ended September 30, 2025 reflects the gain on the sale of the Healthcare RCM Business of $26.0 million and seven months of business activity for the Healthcare RCM Business, including revenue of $22.5 million, operating expenses of $25.1 million and a provision for income taxes of $1.6 million. The net income from discontinued operations, net of income tax, for the year ended September 30, 2024 reflects the gain on the sale of the Merchant Services Business of $205.6 million and a complete year of business activity for both the Merchant Services Business and the Healthcare RCM Business, including revenue of $185.0 million, operating expenses of $158.3 million and a provision for income taxes of $41.1 million.

Year Ended September 30, 2024 Compared to Year Ended September 30, 2023
The following table presents our historical results of operations for the periods indicated:

	Year ended September 30,		Change
(in thousands)	2024	2023	Amount	%

Revenue	$191,232	$189,681	$1,551	0.8%

Operating expenses
Other costs of services (excluding depreciation and amortization)(1)	60,517	54,811	5,706	10.4%
Selling, general and administrative(1)	100,785	105,982	(5,197)	(4.9)%
Depreciation and amortization	25,553	23,320	2,233	9.6%
Change in fair value of contingent consideration	22	9,979	(9,957)	n/m
Total operating expenses	186,877	194,092	(7,215)	(3.7)%

Income (loss) from operations	4,355	(4,411)	8,766	n/m

Other expenses
Interest expense	29,263	25,128	4,135	16.5%
Other income	(3,395)	(1,224)	(2,171)	n/m
Total other expenses	25,868	23,904	1,964	n/m

Loss before income taxes	(21,513)	(28,315)	6,802	n/m

Benefit from income taxes	(5,468)	(3,507)	(1,961)	n/m

Net loss from continuing operations	(16,045)	(24,808)	8,763
Net income from discontinued operations, net of income taxes	191,175	22,156	169,019
Net income (loss)	175,130	(2,652)	177,782	n/m

Net loss from continuing operations attributable to non-controlling interest	(5,191)	(8,192)	3,001
Net income from discontinued operations attributable to non-controlling interest	66,980	6,351	60,629
Net income (loss) attributable to non-controlling interest	61,789	(1,841)	63,630	n/m

Net loss from continuing operations attributable to i3 Verticals, Inc.	(10,854)	(16,616)	5,762
Net income from discontinued operations attributable to i3 Verticals, Inc.	124,195	15,805	108,390
Net income (loss) attributable to i3 Verticals, Inc.	$113,341	$(811)	$114,152	n/m

n/m = not meaningful
_________________________________________
1.Refer to Note 3 to the accompanying consolidated financial statements contained in this report for discussion of the change in the current and prior period presentation.

Revenue
Revenue increased $1.6 million, or 0.8%, to $191.2 million for the year ended September 30, 2024 from $189.7 million for the year ended September 30, 2023. This increase included incremental revenue from acquisitions completed during the years ended September 30, 2024, and 2023, of $2.4 million. The increase was also driven by an increase of $8.4 million in recurring revenues, which was offset by a decrease of $4.9 million in software license revenue and decrease of $4.6 million in professional services revenue.
Other Costs of Services
Other costs of services increased $5.7 million, or 10.4%, to $60.5 million for the year ended September 30, 2024 from $54.8 million for the year ended September 30, 2023. This increase was primarily driven by an increase in software costs of $2.7 million, an increase $1.6 million in processing expenses and an increase in internal and external personnel costs of $1.4 million for the year ended September 30, 2024 from the year ended September 30, 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $5.2 million, or 4.9%, to $100.8 million for the year ended September 30, 2024 from $106.0 million for the year ended September 30, 2023. This decrease was principally driven by a decrease in internal and external personnel costs of $7.9 million which was partially offset by an increase in M&A-related expenses of $2.0 million, which increased primarily due to costs related to the sale of the Merchant Services Business, and an increase in internal-use software costs of $0.8 million for the year ended September 30, 2024 from the year ended September 30, 2023.
Depreciation and Amortization
Depreciation and amortization increased $2.2 million, or 9.6%, to $25.6 million for the year ended year ended September 30, 2024 from $23.3 million for the year ended September 30, 2023. Amortization expense increased $1.9 million to $23.0 million for the year ended September 30, 2024 from $21.1 million for the year ended September 30, 2023 primarily due to an increase in capitalized software project releases, driving an increase in amortization expense. Depreciation expense increased $0.3 million to $2.6 million for the year ended September 30, 2024 from $2.3 million for the year ended September 30, 2023.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a charge of $22 thousand for the year ended September 30, 2024 related to adjustments to the expected present value of consideration to be paid for earnouts. The change in fair value of contingent consideration for the year ended September 30, 2023 was a charge of $10.0 million.
Interest Expense
Interest expense increased $4.1 million, or 16.5%, to $29.3 million for the year ended September 30, 2024 from $25.1 million for the year ended September 30, 2023. The increase reflected a higher average interest rate and a higher average outstanding debt balance for the year ended September 30, 2024, as compared to the year ended September 30, 2023.
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

Benefit from Income Taxes
The benefit from income taxes increased $2.0 million to $5.5 million for the year ended September 30, 2024 as compared to $3.5 million for the year ended September 30, 2023. Our effective tax rate of 25% for the year ended September 30, 2024 differs from the federal statutory rate of 21% primarily due to the tax structure of the Company, valuation allowance activity and state tax expense. The income of majority-owned i3 Verticals, LLC is not taxed at the entity-level. i3 Verticals, Inc. is subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.
Net income from discontinued operations, net of income taxes
We had $191.2 million in net income from discontinued operations, net of income tax, for the year ended September 30, 2024 from $22.2 million for the year ended September 30, 2023. See Note 2 to our consolidated financial statements for additional information and detail on the financial results of discontinued operations.
The net income from discontinued operations, net of income tax, for the year ended September 30, 2024 included the gain on the sale of the Merchant Services business of $205.6 million, partially offset by the provision for income taxes of $41.1 million. Both the years ended September 30, 2024 and 2023 included a complete year of business activity for both the Merchant Services Business and the Healthcare RCM Business. The year ended September 30, 2024 included revenue of $185.0 million and operating expenses of $158.3 million. The net income from discontinued operations, net of income tax, for the year ended September 30, 2023 included revenue of $180.6 million, operating expenses of $153.4 million and a provision for income taxes of $2.3 million.
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

Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash from operating activities. As of September 30, 2025, we had $66.7 million of cash and cash equivalents and available borrowing capacity of $400.0 million under our 2023 Senior Secured Credit Facility, subject to the financial covenants. We usually minimize cash balances by making payments on our revolving line of credit to minimize borrowings and interest expense. As of September 30, 2025, we had no borrowings outstanding under the 2023 Senior Secured Credit Facility. For additional information about our 2023 Senior Secured Credit Facility, see the section entitled "— 2023 Senior Secured Credit Facility" below.
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

Our 2023 Senior Secured Credit Facility, as amended, requires us to maintain a consolidated interest coverage ratio not less than 3.0 to 1.0 and total leverage ratio not exceeding 5.0 to 1.0. As of September 30, 2025, we were in compliance with these covenants with a consolidated interest coverage ratio and total leverage ratio of 96.8x and 0.0x, respectively, and expect to remain in compliance with these covenants over the next twelve months. Although we believe our liquidity position remains strong, there can be no assurance that we will be able to raise additional funds, in the form of debt or equity, or to amend our 2023 Senior Secured Credit Facility on terms acceptable to us, if at all, even if we determined such actions were necessary in the future.
In January 2025, i3 Verticals, LLC, a pass-through entity in which the Company holds a majority ownership interest, made a tax distribution (the “LLC Tax Distribution”) to the Company and the other members of i3 Verticals, LLC (the “Continuing Equity Owners”) related to the taxable income associated with the gain on the sale of the Merchant Services Business completed in September 2024 that was anticipated to be recognized for 2024 federal income tax purposes by members of i3 Verticals, LLC. As a result of differences in the amount of net taxable income allocable to the Company and to the Continuing Equity Owners and the higher assumed tax rate of the Continuing Equity Owners than the tax rate of the Company, this LLC Tax Distribution resulted in the Company holding cash in excess of the Company’s tax liabilities, its obligation to make payments under its tax receivables agreement, and any other expected liabilities of the Company. Thereafter, on January 23, 2025, the Company and i3 Verticals, LLC effected certain recapitalization actions in order to reduce excess cash held at the Company following this LLC Tax Distribution. For additional information regarding the ownership interest of the Company in i3 Verticals, LLC and the capitalization of i3 Verticals, LLC, see Note 1 to the accompanying consolidated financial statements contained in this report. For additional information regarding these recapitalization transactions, see Note 18 to the accompanying consolidated financial statements contained in this report.
Cash Flows
The discussion of our cash flows that follows does not include the impact of any adjustments to remove the Merchant Services Business or Healthcare RCM Business as discontinued operations and is stated on a total company consolidated basis. The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.
Year Ended September 30, 2025 Compared to Year Ended September 30, 2024

	Year ended September 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$5,694	$48,409
Net cash provided by investing activities	$76,456	$396,150
Net cash used in financing activities	$(104,414)	$(367,362)
Cash Flow from Operating Activities
Net cash provided by operating activities decreased $42.7 million to $5.7 million for the year ended September 30, 2025 from $48.4 million for the year ended September 30, 2024.
Our net income changed from $175.1 million to $26.5 million for the year ended September 30, 2024 to 2025. Net income for the year ended September 30, 2024 included the gain on the sale of the Merchant Services Business of $205.6 million. Net income for the year ended September 30, 2025 included the gain on the sale of the Healthcare RCM Business of $26.0 million. Additionally, there was $27.0 million less interest expense during the year ended September 30, 2025 as compared to the year ended September 30, 2024. Net of these amounts and other non-cash adjustments to net income, net income contributed an additional $21.3 million in cash flows from operating activities for the year ended September 30, 2025 from the year ended September 30, 2024.
Net income contributions were primarily offset by reductions in net operating assets and liabilities of $64.0 million for the year ended September 30, 2025 from the year ended September 30, 2024. Income taxes and other liabilities related to the sale of the Merchant Services Business in September 2024 were accrued in fiscal year 2024, but paid during the year ended September 30, 2025, driving most of the reductions in net operating assets and liabilities.

Cash Flow from Investing Activities
Net cash provided by investing activities decreased $319.7 million to $76.5 million provided by investing activities for the year ended September 30, 2025 from $396.2 million provided by investing activities for the year ended September 30, 2024. The largest drivers of the decrease in cash provided by investing activities was the difference in proceeds from the sale of the Healthcare RCM Business which contributed $96.1 million during the year ended September 30, 2025 compared to $435.1 million in proceeds from the sale of the Merchant Services Business during the year ended September 30, 2024, causing a net decrease of $339.0 million in cash provided by investing activities. This was partially offset by a $8.1 million reduction in cash paid for acquisitions (net of cash acquired), a decrease of $5.4 million in expenditures for purchases of residual buyouts, a decrease of $3.8 million for expenditures for capitalized software and a decrease of $1.0 million for expenditures for property and equipment for the year ended September 30, 2025 compared to the year ended September 30, 2024.
Cash Flow from Financing Activities
Net cash used in financing activities decreased $262.9 million to $104.4 million used in financing activities for the year ended September 30, 2025 from $367.4 million provided by financing activities for the year ended September 30, 2024. The decrease in net cash used in financing activities was driven by a decrease in net borrowings on the revolving credit facility of $272.5 million during the year ended September 30, 2025 from the year ended September 30, 2024. The decrease was also related to the $87.8 million in payments for repurchases of Exchangeable Notes during the year ended September 30, 2024. Partially offsetting these decreases in cash used by financing activities, during the year ended September 30, 2025, we used cash from financing activities for multiple purposes for which we did not use cash from financing activities during the year ended September 30, 2024, including payments of $37.6 million for repurchases of Class A common stock, payments of $26.2 million to extinguish the Exchangeable Notes and payments of $10.0 million for required distributes to members under the Tax Receivable Agreement. Additionally, the decrease in net cash used in financing activities was due to an increase of $24.2 million in payments for required distributions on behalf of members for tax obligations and an increase in payments for employees' tax withholdings from net settled stock option exercises and RSU releases of $3.6 million during the year ended September 30, 2025 from the year ended September 30, 2024.
Year Ended September 30, 2024 Compared to Year Ended September 30, 2023
For a discussion of the cash flows for the year ended September 30, 2024 compared to the year ended September 30, 2023, refer to Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, which was filed with the Securities and Exchange Commission on November 25, 2024.
2023 Senior Secured Revolving Credit Facility
On May 8, 2023, i3 Verticals, LLC (the “Borrower”), entered into that certain Credit Agreement (as amended by the first amendment dated June 26, 2024, and the second amendment dated May 5, 2025, the “2023 Senior Secured Credit Facility”) with the guarantors and lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (“JPMorgan”). The 2023 Senior Secured Credit Facility replaced the prior senior secured credit facility of the Company which was entered into on May 9, 2019 (the "Prior Senior Secured Credit Facility"). As amended by the Second Amendment described below, the 2023 Senior Secured Credit Facility provides for aggregate commitments of $400.0 million in the form of a senior secured revolving credit facility (the “Revolver”). In addition, on February 11, 2025, the Borrower entered into a letter agreement with the administrative agent and the lenders under the 2023 Senior Secured Credit Facility providing the Borrower with a one-time consent to an earlier reduction in the pricing of the revolving loans than what is otherwise permitted by the terms of the 2023 Senior Secured Credit Facility. Such reduction became effective as of September 27, 2024, which is the date that the Borrower paid down the outstanding balance of the revolving loans with proceeds of the sale of the Merchant Services Business and achieved a consolidated total net leverage ratio of less than 2.0 to 1.0, instead of November 26, 2024, which is the date that the Borrower delivered its compliance certificate for the fiscal quarter ending September 30, 2024. Further, on May 5, 2025, the Borrower entered into a second amendment (the “Second Amendment”) to the 2023 Senior Secured Credit Facility to permit the Healthcare RCM Transactions. The Second Amendment also permanently reduced the aggregate lender commitments under the Revolver from $450.0 million to $400.0 million.

The 2023 Senior Secured Credit Facility provides that the Borrower has the right to seek additional commitments to provide additional term loan facilities or additional revolving credit commitments in an aggregate principal amount up to, as of any date of determination, the sum of (i) the greater of $100.0 million and 100% of the Borrower’s consolidated EBITDA (as defined in the 2023 Senior Secured Credit Facility) for the most recently completed four quarter period, plus (ii) the amount of certain prepayments of certain indebtedness, so long as, among other things, after giving pro forma effect to the incurrence of such additional borrowings and any related transactions, the Borrower’s consolidated interest coverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not be less than 3.0 to 1.0 and the Borrower’s consolidated total net leverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not exceed 5.0 to 1.0. As of September 30, 2025, the Borrower's consolidated interest coverage ratio was 96.8x and total leverage ratio was 0.0x.
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
The Adjusted Term SOFR rate will be the rate of interest per annum equal to the Term SOFR rate (based upon an interest period of one, three or six months), plus 0.10%, plus an applicable margin of 2.00% to 3.00% (2.00% at September 30, 2025). The Adjusted Term SOFR rate shall not be less than 0% in any event.
The base rate is a fluctuating rate of interest per annum equal to the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%, plus an applicable margin of 1.00% to 2.00% (1.00% at September 30, 2025). The base rate shall not be less than 1% in any event.
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
In addition to paying interest on outstanding principal under the Revolver, the Borrower will be required to pay a commitment fee equal to the product of between 0.15% and 0.30% (the applicable percentage depending on the Borrower’s consolidated total net leverage ratio as reflected in the schedule above, 0.15% at September 30, 2025) times the actual daily amount by which $400.0 million (as of the effectiveness of the Second Amendment) exceeds the total amount outstanding under the Revolver and available to be drawn under all outstanding letters of credit.
The Borrower will be permitted to voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans under the 2023 Senior Secured Credit Facility, whether such amounts are issued under the Revolver or under the additional term loan facilities or additional revolving credit facilities, at any time without premium or penalty.

In addition, if the total amount borrowed under the Revolver exceeds $400.0 million (as of the effectiveness of the Second Amendment) at any time, the 2023 Senior Secured Credit Facility requires the Borrower to prepay such excess outstanding amounts.
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
As of September 30, 2025, we were in compliance with these covenants, with a consolidated interest coverage ratio and total leverage ratio of 96.8x and 0.0x, respectively.
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
On December 21, 2023, i3 Verticals, LLC entered into agreements to repurchase a portion of its Exchangeable Notes pursuant to privately negotiated transactions with a limited number of holders of the Exchangeable Notes (the "Exchangeable Note Repurchases"). The Exchangeable Note Repurchases were completed on January 18, 2024, and the Company paid $87.4 million to repurchase $90.8 million in aggregate principal amount of its Exchangeable Notes and to repay approximately $0.4 million in accrued interest on the repurchased portion of the Exchangeable Notes. The Exchangeable Note matured and were repaid in full on February 15, 2025, and we paid $26.4 million in satisfaction of the outstanding principal and accrued interest in connection therewith.
For additional information, see Note 11 to our consolidated financial statements.

Material Cash Requirements
The following table summarizes our material cash requirements as of September 30, 2025, including those related to leases and borrowings:

	Payments Due by Period
Material Cash Requirements	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(in thousands)
Contract minimum fees(1)	15,857	7,953	7,696	74	134
Facility leases(2)	5,544	2,185	2,147	1,106	106
2023 Senior Secured Credit Facility and related interest(3)	1,564	600	964	—	—
Contingent consideration(4)	3,571	82	3,489	—	—
Total	$26,536	$10,820	$14,296	$1,180	$240
__________________________
1.We have contractual obligations primarily for third-party technology services and licenses. Certain agreements are fixed for the duration of the contracts and may require us to pay minimum fees.
2.In addition to the facility leases presented, we have $69 thousand in short-term leases. These payments will be made within the next twelve months.
3.We estimated interest payments through the maturity of our 2023 Senior Secured Credit Facility by applying the unused fee rate of 0.15% in effect as of September 30, 2025.
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
Share Repurchase Program
On August 8, 2024, the Company announced that our Board of Directors had approved a share repurchase program for the Company's Class A common stock, under which the Company was authorized to repurchase up to $50.0 million of outstanding shares of our Class A common stock (exclusive of fees, commissions or other expenses related to such repurchases) (the "Prior Share Repurchase Program"). Pursuant to the Prior Share Repurchase Program, the Company was authorized to make repurchases of our Class A Common Stock in the open market, through privately negotiated transactions, or otherwise, including under Rule 10b5-1 plans. The terms of the Prior Share Repurchase Program provided that, immediately prior to repurchases of Class A common stock under the Prior Share Repurchase Program, i3 Verticals, LLC redeemed for cash an equal number of units held by the Company in i3 Verticals, LLC in order to fund such repurchases and maintain a 1-1 ratio between the number of outstanding shares of Class A common stock and the units held by the Company in i3 Verticals, LLC. The Prior Share Repurchase Program terminated on August 8, 2025.
The Company repurchased 1,573,881 shares of Class A Common Stock under the Prior Share Repurchase Program at an average price of $23.86 per share and an aggregate repurchase amount (inclusive of commissions and excise taxes) of $38.0 million during the year ended September 30, 2025, prior to the termination of such program as noted above. The shares of Class A Common Stock purchased during this period represent the total number of shares of Class A Common Stock purchased under the Prior Share Repurchase Program since its adoption. The repurchased shares were cancelled and retired, resulting in a permanent reduction in both the number of shares outstanding and the Company's total stockholders' equity.
On August 7, 2025, the Company announced that our Board of Directors had approved a new share repurchase program (the “New Share Repurchase Program”) for the Company’s Class A common stock, under which the Company may repurchase up to $50 million of outstanding shares of Class A common stock (exclusive of fees, commissions or other expenses related to such repurchases). This New Share Repurchase Program replaced the Prior Share Repurchase Program which terminated on August 8, 2025, as described above.

The New Share Repurchase Program will terminate on the earlier of September 30, 2026, or when the maximum dollar amount under the authorization has been expended. Pursuant to the New Share Repurchase Program, repurchases may be made from time to time in the open market, through privately negotiated transactions, or otherwise, including under Rule 10b5-1 plans. In addition, any repurchases under the New Share Repurchase Program will be subject to prevailing market conditions, liquidity and cash flow considerations, applicable securities laws requirements (including under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as applicable), compliance with contractual restrictions under the 2023 Senior Secured Credit Facility, and other factors. The terms of the New Share Repurchase Program provide that, immediately prior to repurchases of Class A common stock under the New Share Repurchase Program, i3 Verticals, LLC will redeem for cash an equal number of units held by the Company in i3 Verticals, LLC in order to fund such repurchases and maintain a 1-1 ratio between the number of outstanding shares of Class A common stock and the units held by the Company in i3 Verticals, LLC. The New Share Repurchase Program does not require the Company to acquire any particular amount of shares of Class A common stock, and may be extended, modified, suspended or discontinued at any time at our discretion.
The Company did not repurchase any shares of Class A Common Stock under the New Share Repurchase Program during the three months ended September 30, 2025, and the remaining total available authorization under the New Share Repurchase Program as of September 30, 2025, was $50.0 million.
Tax Receivable Agreement
We are a party to a Tax Receivable Agreement with i3 Verticals, LLC and each of the Continuing Equity Owners, as described in Note 13 of our consolidated financial statements. As a result of the Tax Receivable Agreement, we have been required to establish a liability in our consolidated financial statements. That liability, which will increase upon the redemptions or exchanges of Common Units for our Class A common stock, generally represents 85% of the estimated future tax benefits, if any, relating to the increase in tax basis associated with the Common Units we received as a result of the reorganization transactions entered into in connection with our IPO and other redemptions or exchanges by holders of Common Units. If this election is made, the accelerated payment will be based on the present value of 100% of the estimated future tax benefits and, as a result, the associated liability reported on our consolidated financial statements may be increased. We expect that the payments required under the Tax Receivable Agreement will be substantial. The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges by the holders of Common Units, the price of our Class A common stock at the time of the redemption or exchange, whether such redemptions or exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable as well as the portion of our payments under the Tax Receivable Agreement constituting imputed interest. We intend to fund the payment of the amounts due under the Tax Receivable Agreement out of the cash savings that we actually realize in respect of the attributes to which Tax Receivable Agreement relates.
As of September 30, 2025, the total amount due under the Tax Receivable Agreement was $34.9 million, of which $2.7 million was recorded in accrued expenses and other current liabilities and $32.2 million was recorded in long-term tax receivable agreement obligations as of September 30, 2025. Payments to the Continuing Equity Owners related to exchanges through September 30, 2025 will range from approximately $0 to $5.4 million per year and are expected to be paid over the next 22 years. The amounts recorded as of September 30, 2025, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

Critical Accounting Estimates
The preparation of consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Note 3, “Summary of Significant Accounting Policies” in the notes to the accompanying consolidated financial statements in Part II, Item 8 of this Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Estimates include, but are not limited to, the value of purchase consideration paid and identifiable assets acquired and assumed in acquisitions, goodwill and intangible asset impairment review, determination of performance obligations for revenue recognition, loss reserves, assumptions used in the calculation of equity-based compensation and in the calculation of income taxes, and certain tax assets and liabilities as well as the related valuation allowances.
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
Our software agreements with customers can include multiple performance obligations such as licenses, installation, training, consulting, development of custom software, hosting, or support and maintenance. We account for each performance obligation separately and use significant judgment to assess whether these obligations are distinct or should be combined. Contracts with professional services, such as training or installation, are evaluated to determine if the customer can benefit from these services independently, whether they can be provided by other available resources, or whether they are separately identifiable from other contract promises. For agreements that involve our readily available software, we recognize revenue when control of the software license transfers to the customer, provided the software is distinct. Readily available software is considered distinct if it can be integrated with minimal customizations, used by the customer upon installation, and if remaining services, such as training, are not highly interdependent or interrelated with the product's functionality.
The timing of revenue recognition for our SaaS revenue is determined by the nature of the underlying performance obligation. For SaaS offerings, right to access license sales (which are symbolic intellectual property) and license support services, revenue is generally recognized evenly over the contractual period, starting from the date the service is made available to customers, which is considered over time revenue recognition. Conversely, revenue from on-premise perpetual or right to use license sales (which are functional intellectual property) is recognized at the point in time when the software is made available for customer download or use. Some contracts include termination for convenience clauses, allowing either the Company, the customer, or both parties to terminate the agreement at any time or upon providing a specified notice period, without incurring any penalties. Not all contracts with our customers are standardized, and because of that we use significant judgment to determine whether the performance obligations in question will be satisfied at a point-in-time versus over time.
The timing of revenue recognition for professional services revenue is determined by the structure of the contract, and whether it is billed based on time and materials or milestone. For contracts that involve significant software production, modification, or customization, we recognize revenue over time and in accordance to ASC 606, which may vary depending on the specific facts and circumstances of each contract. In instances in which the contract is non-cancellable or we have a right to pay for work performed to date, we recognize revenue by measuring the estimated percent complete. This method best reflects the transfer of control to the customer as costs are incurred. These projects vary in duration but can be extended for long periods and may require revisions to revenue recognition. Any changes to estimated contract costs are recorded when determined. When performance obligations are distinct, the fee allocated to each obligation is analyzed separately. Revenue recognition for time and materials is determined by resources utilized at contracted rates.
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
The contingent consideration is revalued each period until it is settled. Management reviews the historical and projected performance of each acquisition with contingent consideration and uses an income probability method to revalue the contingent consideration. The revaluation requires management to make certain assumptions and represent management's best estimate at the valuation date. The probabilities are determined based on a management review of the expected likelihood of triggering events that would cause a change in the contingent consideration paid. For example, if management’s forecasted performance for an acquisition increased, we would have anticipated a higher probability of contingent consideration being paid on the acquisition and would have recorded additional losses from the change in fair value of contingent consideration. Conversely, if management’s forecasted performance for an acquisition decreased, we would have anticipated a higher probability of contingent consideration being paid on the acquisition and would have recorded a gain from change in fair value of contingent consideration. As of September 30, 2025, the fair value of contingent consideration recorded is $3.6 million, with maximum contingent consideration payout of $27.7 million dependent upon achievement of specified financial performance targets, as defined in the purchase agreements.
Goodwill
We test goodwill for impairment at least annually, absent some triggering event that would require an interim impairment assessment. Absent any impairment indicators, we perform our goodwill impairment testing as of July 1 each year.
In our goodwill impairment review, we use significant estimates and assumptions that include the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Our assessment of qualitative factors involves significant judgments about expected future business performance and general market conditions. Our qualitative assessment also includes evaluating the extent to which each reporting unit’s fair value exceeded its carrying value in prior quantitative tests, as well as any events or circumstances that could affect the fair value of the reporting unit. If, based on this assessment, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, no further testing is required. In connection with our impairment assessment process, from time to time, we perform quantitative assessments of our reporting units in order to support our qualitative assessments.
A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. In a quantitative assessment, the fair value of each reporting unit is determined based on a combination of techniques, including the present value of future cash flows, applicable multiples of competitors and multiples from sales of like businesses, and requires management to make estimates and assumptions regarding discount rates, growth rates and our future long-term business plans.
Changes in any of these estimates or assumptions could materially affect the determination of fair value and the associated goodwill impairment charge for each reporting unit. For example, if management’s forecasted earnings decreased for a reporting unit, we may have recorded an impairment loss for that reporting unit. For each of our reporting units, the calculated fair values substantially exceeded carrying values as of our most recent quantitative impairment test date, which was performed on July 1, 2024.

We have determined that we have two reporting units as of the date of the most recent annual goodwill impairment test on July 1, 2025. In the year ended September 30, 2025, based on the qualitative assessment, there were not any indicators that would indicate that it is more likely than not that a reporting unit’s carrying value exceed the fair value.

Related Parties
Transactions involving related parties cannot be presumed to be carried out at an arm's length basis, as the requisite conditions of competitive, free-dealing markets may not exist. A description of related-party transactions is provided in Note 18 in the accompanying consolidated financial statements.

Recently Issued Accounting Pronouncements
Refer to Note 3, “Summary of Significant Accounting Policies” in the notes to the accompanying consolidated financial statements for further discussion.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of September 30, 2025, the 2023 Senior Secured Credit Facility, as amended, consisted of a $400 million revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up, as of any date of determination, the greater of $100 million and 100% of consolidated EBITDA (as defined in the 2023 Senior Secured Credit Facility) for the most recently completed four quarter period (subject to the receipt of additional commitments for any such incremental loan amounts).
As of September 30, 2025, the 2023 Senior Secured Credit Facility accrued interest at Term SOFR (based upon an interest period of one, three or six months), plus 0.10%, plus an applicable margin of 2.00% to 3.00% (2.00% at September 30, 2025), or the base rate (defined as the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%), plus an applicable margin of 1.00% to 2.00% (1.00% at September 30, 2025), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the 2023 Senior Secured Credit Facility requires us to pay unused commitment fees of 0.15% to 0.30% (0.15% as of September 30, 2025) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.00% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The 2023 Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.0 to 1.0 (ii) a maximum total leverage ratio of 5.0 to 1.0.
As of September 30, 2025, we were in compliance with these covenants, and there was $400.0 million available for borrowing under the revolving credit facility, subject to the financial covenants.
As of September 30, 2025, we had no borrowings outstanding under the 2023 Senior Secured Credit Facility. An increase or decrease in the interest rate applicable to the 2023 Senior Secured Credit Facility would not have had a material impact on the results of the business.
Foreign Currency Exchange Rate Risk
As a result of our international operations, we are also exposed to foreign currency exchange rate risks. Because our international operations are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our consolidated results of operations, financial position, or cash flows for the twelve months ended September 30, 2025.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of i3 Verticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of i3 Verticals, Inc. and subsidiaries (the "Company") as of September 30, 2025 and 2024, the related consolidated statements of operations, changes in equity, and cash flows, for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 21, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Software and Related Services Contracts – Refer to Note 3 to the Financial Statements
Critical Audit Matter Description
The Company offers software and related services to customers, and arrangements related to such revenue may contain multiple performance obligations such as software as a service, transaction-based services, ongoing software maintenance and support, software licenses and other professional services related to the software offerings. The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.
The revenue recognition accounting conclusions for software and related services contracts require significant judgment in the areas of:
•For agreements that include multiple performance obligations, assessing whether performance obligations are distinct or should be combined.
•Evaluating whether performance obligations will be satisfied at a point-in-time versus over time.
•Allocation of the transaction price at inception of the arrangement to multiple performance obligations.
We identified revenue recognition for significant software and related services contracts entered into during the fiscal year 2025 as a critical audit matter because of the significant judgments applied by management. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate whether revenue was recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s revenue recognition for significant software and related services contracts entered into during fiscal year 2025 include the following, among others:
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
◦Evaluated management’s application of their accounting policy and tested revenue recognition for specific performance obligations by comparing management’s conclusions to the underlying contract, master agreement, and any related amendments, if applicable.
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
▪Testing the completeness and accuracy of the source data utilized in management's calculations.

/s/ Deloitte & Touche LLP
Nashville, Tennessee
November 21, 2025

We have served as the Company's auditor since 2020.

i3 Verticals, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$66,672	$86,525
Accounts receivable, net	58,467	50,779
Settlement assets	411	632
Prepaid expenses and other current assets	12,075	9,973
Current assets held for sale	—	5,484
Total current assets	137,625	153,393
Property and equipment, net	7,181	8,288
Restricted cash	250	2,424
Capitalized software, net	48,314	53,983
Goodwill	248,469	242,988
Intangible assets, net	135,797	140,748
Deferred tax asset	49,058	48,445
Operating lease right-of-use assets	4,577	6,331
Other assets	7,140	6,666
Long-term assets held for sale	—	67,409
Total assets	$638,411	$730,675

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$6,248	$4,886
Current portion of long-term debt	—	26,223
Accrued expenses and other current liabilities	24,525	88,252
Settlement obligations	411	632
Deferred revenue	37,678	38,361
Current portion of operating lease liabilities	1,827	2,305
Current liabilities held for sale	—	4,072
Total current liabilities	70,689	164,731
Long-term tax receivable agreement obligations	32,191	29,347
Operating lease liabilities, less current portion	2,964	4,890
Other long-term liabilities	14,844	14,921
Long-term liabilities held for sale	—	1,427
Total liabilities	120,688	215,316

Commitments and contingencies (see Note 17)
Stockholders' equity
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2025 and 2024	—	—
Class A common stock, par value $0.0001 per share, 150,000,000 shares authorized; 23,983,125 and 23,882,035 shares issued and outstanding as of September 30, 2025 and 2024, respectively	2	2
Class B common stock, par value $0.0001 per share, 40,000,000 shares authorized; 8,381,681 and 10,032,676 shares issued and outstanding as of September 30, 2025 and 2024, respectively	1	1
Additional paid-in-capital	271,310	279,335
Accumulated earnings	118,270	100,397
Total stockholders' equity	389,583	379,735
Non-controlling interest	128,140	135,624
Total equity	517,723	515,359
Total liabilities and equity	$638,411	$730,675
See Notes to the Consolidated Financial Statements

i3 Verticals, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year ended September 30,
	2025	2024	2023

Revenue	$213,158	$191,232	$189,681

Operating expenses
Other costs of services (excluding depreciation and amortization)(1)	66,587	60,517	54,811
Selling, general and administrative(1)	114,660	100,785	105,982
Depreciation and amortization	27,900	25,553	23,320
Change in fair value of contingent consideration	234	22	9,979
Total operating expenses	209,381	186,877	194,092

Income (loss) from operations	3,777	4,355	(4,411)

Other (income) expenses
Interest expense	2,299	29,263	25,128
Other income	(9,406)	(3,395)	(1,224)
Total other (income) expenses	(7,107)	25,868	23,904

Income (loss) before income taxes	10,884	(21,513)	(28,315)

(Benefit from) provision for income taxes	5,266	(5,468)	(3,507)

Net income (loss) from continuing operations	5,618	(16,045)	(24,808)
Net income from discontinued operations, net of income taxes	20,885	191,175	22,156
Net income (loss)	26,503	175,130	(2,652)

Net income (loss) from continuing operations attributable to non-controlling interest	1,991	(5,191)	(8,192)
Net income from discontinued operations attributable to non-controlling interest	6,639	66,980	6,351
Net income (loss) attributable to non-controlling interest	8,630	61,789	(1,841)

Net income (loss) from continuing operations attributable to i3 Verticals, Inc.	3,627	(10,854)	(16,616)
Net income from discontinued operations attributable to i3 Verticals, Inc.	14,246	124,195	15,805
Net income (loss) attributable to i3 Verticals, Inc.	$17,873	$113,341	$(811)

Net income (loss) per share attributable to Class A common stockholders from continuing operations:
Basic	$0.15	$(0.46)	$(0.72)
Diluted	$0.14	$(0.46)	$(0.72)
Net income per share attributable to Class A common stockholders from discontinued operations:
Basic	$0.60	$5.30	$0.68
Diluted	$0.56	$5.30	$0.68
Weighted average shares of Class A common stock outstanding:
Basic, for continuing operations	23,911,250	23,419,421	23,137,586
Diluted, for continuing operations	25,070,838	23,419,421	23,137,586
Basic, for discontinued operations	23,911,250	23,419,421	23,137,586
Diluted, for discontinued operations	34,185,684	23,419,421	23,137,586
_________________________________________
1.Refer to Note 3 for discussion of the change in the current and prior period presentation.

See Notes to the Consolidated Financial Statements

i3 Verticals, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2022	22,986,448	$2	10,118,142	$1	$241,958	$(23,582)	$89,309	$307,688
Adoption of ASU 2020-06	—	—	—	—	(23,382)	11,449		(11,933)
Equity-based compensation	—	—	—	—	27,878	—	—	27,878
Net loss	—	—	—	—	—	(811)	(1,841)	(2,652)
Redemption of common units in i3 Verticals, LLC	24,748	—	(24,748)	—	224	—	(224)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	6,407	—	—	6,407
Exercise or release of equity-based awards	159,906	—	—	—	(1,092)	—	—	(1,092)
Allocation of equity to non-controlling interests	—	—	—	—	(4,305)	—	4,305	—
Issuance of Class A common stock under the 2020 Inducement Plan	82,170	—	—	—	2,000	—	—	2,000
Balance at September 30, 2023	23,253,272	2	10,093,394	1	249,688	(12,944)	91,549	328,296
Equity-based compensation	—	—	—	—	26,338	—	—	26,338
Net income	—	—	—	—	—	113,341	61,789	175,130
Distributions to non-controlling interest holders	—	—	—	—	—	—	(25,608)	(25,608)
Redemption of common units in i3 Verticals, LLC	60,718	—	(60,718)	—	576	—	(576)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	3,543	—	—	3,543
Exercise or release of equity-based awards	256,411	—	—	—	(683)	—	—	(683)
Sale of exchangeable note hedges	—	—	—	—	1,483	—	—	1,483
Repurchases of warrants	—	—	—	—	(657)	—	—	(657)
Allocation of equity to non-controlling interests	—	—	—	—	(8,470)	—	8,470	—
Issuance of Class A common stock under the 2020 Inducement Plan	311,634	—	—	—	7,517	—	—	7,517
Balance at September 30, 2024	23,882,035	$2	10,032,676	$1	$279,335	$100,397	$135,624	$515,359
See Notes to the Consolidated Financial Statements

i3 Verticals, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2024	23,882,035	$2	10,032,676	$1	$279,335	$100,397	$135,624	$515,359
Equity-based compensation	—	—	—	—	18,344	—	—	18,344
Net income	—	—	—	—	—	17,873	8,630	26,503
Distributions to non-controlling interest holders	—	—	—	—	—	—	(3,021)	(3,021)
Redemption of common units in i3 Verticals, LLC	1,281,739	—	(1,281,739)	—	18,301	—	(18,301)	—
Recapitalization from contribution to i3 Verticals, LLC	—	—	(369,256)	—	(5,689)	—	5,689	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	1,778	—	—	1,778
Exercise or release of equity-based awards	393,232	—	—	—	(3,261)	—	—	(3,261)
Repurchases of Class A common stock	(1,573,881)	—	—	—	(37,979)	—	—	(37,979)
Allocation of equity to non-controlling interests	—	—	—	—	481	—	(481)	—
Balance at September 30, 2025	23,983,125	$2	8,381,681	$1	$271,310	$118,270	$128,140	$517,723
See Notes to the Consolidated Financial Statements

i3 Verticals, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended September 30,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$26,503	$175,130	$(2,652)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,840	37,445	36,461
Equity-based compensation	18,344	26,338	27,878
Amortization of debt discount and issuance costs	961	1,175	1,514
Gain on repurchase of exchangeable notes	—	(2,397)	—
Loss on sale of exchangeable senior note hedges	—	245	—
Gain on repurchases of warrants	—	(105)	—
Net gain on sale of investments	—	—	(295)
Gain on sale of businesses	(25,960)	(205,576)	—
Write down of intangible asset	—	—	2,660
Provision for (Benefit from) deferred income taxes	4,974	434	(5,935)
Non-cash lease expense	2,515	4,471	4,683
Other non-cash adjustments to net income (loss)	437	1,346	1,546
Increase (Decrease) in non-cash contingent consideration expense from original estimate	1,536	(690)	10,781
Changes in operating assets:
Accounts receivable	(7,411)	9,581	(7,657)
Prepaid expenses and other current assets	(2,182)	(603)	1,530
Other assets	(2,017)	(1,673)	(1,865)
Changes in operating liabilities:
Accounts payable	1,005	(3,237)	1,674
Accrued expenses and other current liabilities	(32,080)	27,974	318
Acquisition escrow obligations	(2,174)	(1,791)	(8,319)
Deferred revenue	(1,769)	2,026	(1,319)
Operating lease liabilities	(3,160)	(4,603)	(4,530)
Other long-term liabilities	(2,908)	(10,515)	—
Contingent consideration paid in excess of original estimates	(760)	(6,567)	(19,303)
Net cash provided by operating activities	5,694	48,409	37,170

Cash flows from investing activities:
Expenditures for property and equipment	(1,941)	(2,964)	(4,204)
Proceeds from sale of property and equipment	1,501	618	—
Expenditures for capitalized software	(8,194)	(11,996)	(12,171)
Purchases of merchant portfolios and residual buyouts	(12)	(5,372)	(2,191)
Acquisitions of businesses, net of cash acquired	(11,000)	(19,100)	(101,998)
Proceeds from sale of Merchant Services Business, net of cash sold	—	435,058	—
Proceeds from sale of Healthcare RCM Business, net of cash sold	96,102	—	—
Payments for other investing activities	—	(94)	(1,251)
Proceeds from investments	—	—	295
Net cash provided by (used in) investing activities	76,456	396,150	(121,520)
See Notes to the Consolidated Financial Statements

i3 Verticals, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year ended September 30,
	2025	2024	2023
Cash flows from financing activities:
Proceeds from revolving credit facility	58,374	386,952	365,022
Payments on revolving credit facility	(58,374)	(659,458)	(281,534)
Payments to extinguish exchangeable notes	(26,223)	—	—
Payments for repurchase of exchangeable notes	—	(87,840)	—
Proceeds from sale of exchangeable senior note hedges	—	1,238	—
Payments for repurchases of warrants	—	(552)	—
Payments of debt issuance costs	(256)	(930)	(694)
Payments for repurchases of Class A common stock	(37,604)	—	—
Net payments for settlement obligations	(221)	(4,241)	(2,667)
Cash paid for contingent consideration	(817)	(760)	(6,832)
Payments for required distributions to members or on behalf of members for tax obligations	(25,267)	(1,088)	—
Payments for required distributions to members under the Tax Receivable Agreement	(10,032)	—	—
Proceeds from stock option exercises	300	25	180
Payments for employee's tax withholdings from net settled stock option exercises and RSU releases	(4,294)	(708)	(490)
Net cash (used in) provided by financing activities	(104,414)	(367,362)	72,985

Net (decrease) increase in cash, cash equivalents, and restricted cash	(22,264)	77,197	(11,365)
Cash, cash equivalents, and restricted cash at beginning of period	89,597	12,400	23,765
Cash, cash equivalents, and restricted cash at end of period	$67,333	$89,597	$12,400

Supplemental disclosure of cash flow information:
Cash paid for interest	$931	$29,492	$21,476
Cash paid for income taxes, net of refunds	$34,867	$7,330	$3,236

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to that shown in the Consolidated Statements of Cash Flows:

	Year ended September 30,
	2025	2024	2023
Beginning balance
Cash and cash equivalents	$86,541	$3,112	$3,490
Settlement assets	632	4,873	7,540
Restricted cash	2,424	4,415	12,735
Total cash, cash equivalents, and restricted cash	$89,597	$12,400	$23,765

Ending balance
Cash and cash equivalents	$66,672	$86,541	$3,112
Settlement assets	411	632	4,873
Restricted cash	250	2,424	4,415
Total cash, cash equivalents, and restricted cash	$67,333	$89,597	$12,400
See Notes to the Consolidated Financial Statements

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)

1. ORGANIZATION AND OPERATIONS
i3 Verticals, Inc. (the “Company”) was formed as a Delaware corporation on January 17, 2018. The Company was formed for the purpose of completing an initial public offering (“IPO”) of its Class A common stock and other related transactions in order to carry on the business of i3 Verticals, LLC and its subsidiaries. i3 Verticals, LLC was founded in 2012 and delivers software solutions seamlessly integrated with our proprietary payment facilitator platform to customers in strategic public sector markets. The Company’s headquarters are in located Nashville, Tennessee, with operations throughout the United States. Unless the context otherwise requires, references to “we,” “us,” “our,” “i3 Verticals” and the “Company” refer to i3 Verticals, Inc. and its subsidiaries, including i3 Verticals, LLC.
In connection with the IPO, the Company completed certain reorganization transactions, which among other things, resulted in i3 Verticals, Inc. being the sole managing member of i3 Verticals, LLC (the "Reorganization Transactions").
Following the completion of the IPO and Reorganization Transactions, the Company is a holding company and the principal asset that it owns are the common units in i3 Verticals, LLC. i3 Verticals, Inc. operates and controls all of i3 Verticals, LLC's operations and, through i3 Verticals, LLC and its subsidiaries, conducts i3 Verticals, LLC's business. i3 Verticals, Inc. has a majority economic interest in i3 Verticals, LLC. As the sole managing member of i3 Verticals, LLC, i3 Verticals, Inc. consolidates the financial results of i3 Verticals, LLC and reports a non-controlling interest representing the Common Units of i3 Verticals, LLC held by other owners (the “Continuing Equity Owners”).
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
As of September 30, 2025, i3 Verticals, Inc. owned 74.1% of the economic interest in i3 Verticals, LLC. As of September 30, 2025, the Continuing Equity Owners owned Common Units in i3 Verticals, LLC representing approximately 25.9% of the economic interest in i3 Verticals, LLC, shares of Class A common stock in the Company representing approximately 0.8% of the economic interest and voting power in the Company, and shares of Class B common stock in i3 Verticals, Inc., representing approximately 25.9% of the voting power in the Company. Combining the Class A common stock and Class B common stock, the Continuing Equity Holders hold approximately 26.7% of the economic interest and voting power in i3 Verticals, Inc.

2. DISCONTINUED OPERATIONS
Healthcare RCM Business Divestiture
During the three months ended June 30, 2025, i3 Verticals, LLC and i3 Healthcare Solutions, LLC, a wholly-owned subsidiary of i3 Verticals, LLC (“Healthcare RCM Seller,” and collectively with i3 Verticals, LLC, the “Healthcare RCM Seller Parties”), completed the sale of the equity interests of certain wholly-owned subsidiaries of the Healthcare RCM Seller (the “Healthcare RCM Acquired Entities”) which owned and operated the Company's healthcare revenue cycle management business, including its associated proprietary technology (the

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
“Healthcare RCM Business”), to Infinx, Inc. (“Healthcare RCM Buyer”), a Texas corporation, pursuant to the terms of that certain Securities Purchase Agreement dated as of May 5, 2025, by and among Healthcare RCM Buyer and the Healthcare RCM Seller Parties (the “Healthcare RCM Purchase Agreement;” the transactions contemplated by the Healthcare RCM Purchase Agreement, the “Healthcare RCM Transactions”). In addition, immediately prior to the sale of the equity interests of the Healthcare RCM Acquired Entities pursuant to the Healthcare RCM Purchase Agreement, i3 Verticals, LLC and certain of its subsidiaries contributed and/or assigned certain assets and certain liabilities related to the Healthcare RCM Business to the Healthcare RCM Acquired Entities. The purchase price payable by Healthcare RCM Buyer to Healthcare RCM Seller for the equity interests of the Healthcare RCM Acquired Entities was $96,252, paid in cash at closing, after giving effect to post-closing net working capital, indebtedness and cash adjustments.
At the closing of the transactions contemplated by the Healthcare RCM Purchase Agreement, the Company entered into a transition services agreement with Infinx ("Infinx TSA"), pursuant to which, among other things, the Company or affiliates thereof are providing certain information technology and operational transition services to Infinx for a period of time after the closing, and an employee leasing agreement with Infinx ("Infinx ELA"), pursuant to which the Company leased employees of the Healthcare RCM Business to Infinx for a limited period of time following the closing in accordance with the terms thereof. The obligations under the Infinx TSA are anticipated to be completed in the first quarter of fiscal 2026. In addition, the Infinx ELA terminated in accordance with its terms on July 31, 2025. Revenue earned under the Infinx TSA and Infinx ELA are reported in other income and expenses incurred for which the Company is reimbursed through the Infinx TSA and Infinx ELA are reported in selling, general and administrative expenses within the Company's consolidated statements of operations. Income under the Infinx TSA and Infinx ELA during the year ended September 30, 2025 was $5,250.
Aggregate costs incurred related to the sale of the Healthcare RCM Business during the year ended September 30, 2025 that were not considered incremental direct costs to transact the sale, were approximately $1,332 and were expensed as incurred. These costs were primarily incurred during the third fiscal quarter of the fiscal year ended September 30, 2025 and include fees for third-party advisory, consulting, legal and professional services, as well as other items associated with the sale of the Healthcare RCM Business. The expenses are reflected within selling, general and administrative expenses within the Company's consolidated statements of operations.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
The financial results of the Healthcare RCM Business are included in income from discontinued operations, net of income taxes on the Company’s consolidated statements of operations.
The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations of the Healthcare RCM Business as of September 30, 2024:

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
The financial results of the Healthcare RCM Business are presented as income from discontinued operations, net of income taxes on the Company’s consolidated statements of operations. The following table presents financial results of the Healthcare RCM Business for the years ended September 30, 2025, 2024 and 2023:

	Year ended September 30,
	2025	2024	2023

Revenue	$22,463	$39,104	$37,045

Operating expenses
Other costs of services (excluding depreciation and amortization)	14,553	24,125	22,387
Selling, general and administrative	7,317	9,949	9,910
Depreciation and amortization	1,940	3,243	3,118
Change in fair value of contingent consideration	1,302	(712)	788
Total operating expenses	25,112	36,605	36,203

(Loss) income from operations	(2,649)	2,499	842

Other income (including gain on disposal of $25,960 in the year ended September 30, 2025)	(25,753)	—	—

Income before income taxes from discontinued operations	23,104	2,499	842

Provision for (benefit from) income taxes	3,782	(200)	(281)

Net income from discontinued operations	19,322	2,699	1,123

Net income from discontinued operations attributed to non-controlling interest	6,081	767	329
Net income from discontinued operations attributable to i3 Verticals, Inc.	$13,241	$1,932	$794

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
The Company has elected to not separately disclose discontinued operations on its consolidated statement of cash flows. The following table presents cash flows from discontinued operations for major captions on the consolidated financial statements for the Healthcare RCM Business:

	Year ended September 30,
	2025	2024	2023
Depreciation and amortization	$1,940	$3,243	$3,118
Equity-based compensation	$3,112	$2,783	$2,859
Gain on sale of Healthcare RCM Business	$(25,960)	$—	$—
Non-cash lease expense	$702	$1,235	$1,221
Increase (decrease) in non-cash contingent consideration expense from original estimate	$1,302	$(712)	$788
Contingent consideration paid in excess of original estimates	$(700)	$—	$—
Expenditures for property and equipment	$(156)	$(294)	$(119)
Expenditures for capitalized software	$(263)	$(423)	$(397)
Proceeds from sale of Healthcare RCM Business, net of cash sold	$96,102	$—	$—
Cash paid for contingent consideration up to original estimates	$(800)	$—	$(385)
The following table presents significant non-cash investing and financing activities for major captions on the consolidated financial statements:

	Year ended September 30,
	2025	2024	2023
Right-of-use assets obtained in exchange for operating lease obligations	$266	$327	$(625)
Merchant Services Business Divestiture
During the year ended September 30, 2024, the Company made the strategic decision to discontinue a significant segment of its operations constituting its Merchant Services Business (as defined below). In this regard, on September 20, 2024, i3 Verticals, LLC, and i3 Holdings Sub, Inc., a wholly-owned subsidiary of i3 Verticals, LLC (“Corporation Seller,” and collectively with i3 Verticals, LLC, the “Sellers”) completed the transactions (such closing, the “Closing”) contemplated by that certain Securities Purchase Agreement dated as of June 26, 2024 (the “Purchase Agreement”), by and among i3 Verticals, LLC, Corporation Seller, the Company (solely for the purpose of providing a guaranty of the obligations of Sellers as set forth in the Purchase Agreement), Payroc Buyer, LLC (“Buyer”), and Payroc WorldAccess, LLC (solely for the purpose of providing a guaranty of the obligations of Buyer as set forth in the Purchase Agreement). Pursuant to the terms of the Purchase Agreement, the Sellers sold to Buyer the equity interests of certain direct and indirect wholly-owned subsidiaries of Sellers (the “Merchant Services Acquired Entities”) primarily comprising the Company’s merchant services business, including its associated proprietary technology (the “Merchant Services Business”), after giving effect to the contribution of certain assets and the assignment of certain liabilities associated with the Business from i3 Verticals, LLC and certain affiliates to the Merchant Services Acquired Entities pursuant to a contribution agreement which was entered into immediately prior to the Closing (collectively, the "Transactions"). Pursuant to the terms of the Purchase Agreement, Buyer paid to Sellers an aggregate purchase price of approximately $439,516, payable in cash at the Closing, after giving effect to post-closing purchase price adjustments. The Merchant Services Business comprised the Company's entire former Merchant Services segment and a small portion of the Company's former Software and Services segment.
In connection with the closing of the Transactions, the Company entered into a Transition Services Agreement, pursuant to which, among other things, the Company or affiliates thereof provide certain information technology and operational transition services to Payroc for a period of time after the closing, and a Processing

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
Services Agreement with Payroc, pursuant to which the parties provide certain payment processing services to customers of each party following the closing in accordance with the terms thereof.
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
The financial results of the Merchant Services Business are presented as income from discontinued operations, net of income taxes on the Company’s consolidated statements of operations. The following table presents financial results of the Merchant Services Business for the years ended September 30, 2025, 2024 and 2023:

	Year ended September 30,
	2025	2024	2023

Revenue	$—	$145,907	$143,517

Operating expenses
Other costs of services (excluding depreciation and amortization)	—	67,122	65,197
Selling, general and administrative	—	45,880	42,005
Depreciation and amortization	—	8,649	10,023
Change in fair value of contingent consideration	—	—	14
Total operating expenses	—	121,651	117,239

Income from operations	—	24,256	26,278

Other expenses (income)
Interest expense, net	—	43	—
Other expense (income) (including gain on disposal of $205,576 in the year ended September 30, 2024)	661	(205,576)	2,660
Total other expenses (income)	661	(205,533)	2,660

(Loss) income become income taxes from discontinued operations	(661)	229,789	23,618

(Benefit from) provision for income taxes	(2,224)	41,313	2,585

Net (loss) income from discontinued operations	1,563	188,476	21,033

Net (loss) income from discontinued operations attributable to non-controlling interest	558	66,213	6,022
Net (loss) income from discontinued operations attributable to i3 Verticals, Inc.	$1,005	$122,263	$15,011

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
The Company has elected to not separately disclose discontinued operations on its consolidated statement of cash flows. The following table presents cash flows from discontinued operations for major captions on the consolidated financial statements for the Merchant Services Business:

	Year ended September 30,
	2024	2023
Depreciation and amortization	$8,649	$10,023
Equity-based compensation	$8,160	$4,155
Provision for doubtful accounts	$26	$(19)
Gain on sale of Merchant Services Business	$(205,576)	$—
Amortization of capitalized customer acquisition costs	$873	$746
Write down of intangible asset	$—	$2,660
Provision for deferred income taxes	$32	$378
Non-cash lease expense	$802	$1,032
Contingent consideration paid in excess of original estimates	$—	$(3,211)
Expenditures for property and equipment	$(705)	$(1,540)
Expenditures for capitalized software	$(957)	$(1,612)
Purchases of merchant portfolios and residual buyouts	$(5,372)	$(2,191)
Acquisitions of businesses, net of cash and restricted cash acquired	$—	$(4,497)
Acquisition of other intangibles	$(11)	$(420)
Proceeds from sale of Merchant Services Business, net of cash sold	$435,058	$—
The following table presents significant non-cash investing and financing activities for major captions on the consolidated financial statements:

	Year ended September 30,
	2024	2023
Residual buyouts financed through principal and interest forgiveness of a loan	$—	$5,860
Right-of-use assets obtained in exchange for operating lease obligations	$1,741	$785

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the reporting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”).
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.
Discontinued operations
The results of operations for the Company's Merchant Services Business and Healthcare RCM Business have been reclassified as discontinued operations for all periods presented in the consolidated statements of operations. Assets and liabilities subject to the sale of the Healthcare RCM Business have been reclassified as held for sale for all periods presented in the consolidated balance sheets. Refer to Note 2 for additional information.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
Change in presentation of certain costs to other costs of services
Following the disposal of the Company's Merchant Services Business in the fourth quarter of fiscal year 2024, the Company’s core business has been providing software solutions. Given the change in the Company's business model following the sale of our Merchant Services Business, the Company reclassified certain expenses to better align with the primary industry in which it operates. During the first quarter of fiscal year 2025, the Company revised its presentation of certain expenses in the Consolidated Statements of Operations from selling, general and administrative expenses to other costs of services. The Company reclassified personnel costs related to installation of the Company's software, conversion of client data, training client personnel, customer support activities and various other services provided directly to customers from selling, general and administrative to other costs of services. The Company also reclassified certain hosting and related software costs for directly supporting the Company's customers from selling, general and administrative to other costs of services.
Comparative amounts have been reclassified to conform to the current period presentation. This change has no impact on the Consolidated Balance Sheets, Consolidated Statements of Cash Flows or Consolidated Statement of Changes in Equity.
This change has no impact on the total operating expenses or earnings per share as illustrated below. The following tables present the effects of the change in presentation within the Consolidated Statements of Operations:

	September 30, 2024
	As Previously Reported(1)	Adjustment	As Adjusted
Operating expenses
Other costs of services	$16,108	$44,409	$60,517
Selling, general and administrative	$145,194	$(44,409)	$100,785
__________________________
1.This column is presented after giving effect to discontinued operations of the Merchant Services Business and the Healthcare RCM Business as discussed in Note 2.

	September 30, 2023
	As Previously Reported(1)	Adjustment	As Adjusted
Operating expenses
Other costs of services	$13,306	$41,505	$54,811
Selling, general and administrative	$147,487	$(41,505)	$105,982
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
Settlement Assets and Obligations
Settlement assets and obligations result when funds are temporarily held or owed by the Company on behalf of merchants, consumers, schools, and other institutions. Timing differences, interchange expenses, merchant reserves and exceptional items cause differences between the amount received from the card networks and the amount funded to counterparties. These balances arising in the settlement process are reflected as settlement assets and obligations on the accompanying consolidated balance sheets. With the exception of merchant reserves, settlement assets or settlement obligations are generally collected and paid within one to four days. Settlement assets and settlement obligations were both $411 as of September 30, 2025 and $632 as of September 30, 2024, respectively.
Accounts Receivable and Credit Policies
Accounts receivable include amounts due from the sales of the Company’s technology solutions to its customers, ongoing transition activities with Infinx and Payroc related to the sale of the Healthcare RCM Business and Merchant Services Business, respectively, and other receivables from third parties. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, if necessary, which reflects management’s best estimate of the amounts that will not be collected. The allowance is estimated based on management’s knowledge of its customers, historical loss experience and existing economic conditions. Accounts receivable and the allowance are written-off when, in management’s opinion, all collection efforts have been exhausted. The Company’s allowance for doubtful accounts was $687 and $452 as of September 30, 2025 and 2024, respectively; however, actual write-offs may exceed estimated amounts. In connection with the sale of the Healthcare RCM Business, $212 at September 30, 2024 of the Company's allowance for doubtful were classified as "Current assets held for sale" in the accompanying consolidated balance sheets and were not included in these amounts.
Inventories
Inventories consist of point-of-sale equipment to be sold to customers and are stated at the lower of cost, determined on a weighted average or specific basis, or net realizable value. Inventories were $2,516 and $2,423 at September 30, 2025 and 2024, respectively, and are included within prepaid expenses and other current assets on the accompanying consolidated balance sheets.
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
Expenditures for maintenance and repairs are expensed when incurred. Expenditures for renewals or betterments are capitalized. Management reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company recognizes impairment when the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value of the asset. There were no impairment charges from continuing operations during the years ended September 30, 2025, 2024 and 2023.

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
Additionally, development costs for software to be used internally or for SaaS products sold to customers is capitalized under similar guidance as discussed above. Once the software product is in the application development stage, costs are required to be capitalized. Costs incurred during the preliminary product phase or post implementation stage are expensed as incurred. Overhead, general and administrative, and training costs are not capitalized.
Software development costs may become impaired in situations where development efforts are abandoned due to the viability of a planned project becoming doubtful or due to technological obsolescence of a planned software product. Management evaluates the remaining useful lives and carrying values of capitalized software at least annually or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that impairment in value may have occurred. To the extent estimated net realizable values, which are estimated to equal future undiscounted cash flows, exceed the carrying value, no impairment is necessary. If estimated net realizable values are less than the carrying values, an impairment charge is recorded. There were no impairment charges from continuing operations during the years ended September 30, 2025, 2024 and 2023.
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
Amortization expense related to capitalized software is recorded within depreciation and amortization on the consolidated statements of operations.
Acquisitions
Business acquisitions have been recorded using the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. Where relevant, the fair value of contingent consideration included in an acquisition is calculated using a Monte Carlo simulation as well as a discounted cash flows analysis. The fair value of customer relationships and non-compete assets acquired is identified using the Income Approach. The fair values of trade names and internally-developed software acquired are identified using the Relief from Royalty Method. After the purchase price has been allocated, goodwill is recorded to the extent the total consideration paid for the acquisition, including the acquisition date fair value of contingent consideration, if any, exceeds the sum of the fair values of the separately identifiable acquired assets and assumed liabilities. Acquisition costs for business combinations are expensed when incurred and recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.
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
The operating results of an acquisition are included in the consolidated statements of operations from the date of such acquisition. Acquisitions completed during the year ended September 30, 2025 contributed $1,587 and $684 of revenue and net income, respectively, to the results in the Company's consolidated statements of operations for the year then ended.
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
The Company has determined that it has two reporting units as of the date of the most recent annual goodwill impairment test on July 1, 2025. In the year ended September 30, 2025, based on the qualitative assessment, there were not any indicators that would indicate that it is more likely than not that a reporting unit’s carrying value exceed the fair value. For each of the years ended September 30, 2025, 2024 and 2023 the Company determined that none of its reporting units were impaired.
Intangible Assets
Intangible assets include acquired customer relationships, trademarks, trade names, website development costs and non-compete agreements. Customer relationships represent the fair value of customer relationships purchased by the Company.
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
Management evaluates the remaining useful lives and carrying values of long-lived assets, including definite lived intangible assets, at least annually, or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that a change in the useful life or impairment in value may have occurred. There were no impairment charges during the years ended September 30, 2025, 2024 and 2023.
Lease Expense
Leases are recorded in accordance with ASC 842, Leases ("ASC 842). The Company elected the accounting policy practical expedients for all classes of underlying assets to (i) combine associated lease and non-lease components in a lease arrangement as a combined lease component and (ii) exclude recording short-term leases as right-of-use assets on the consolidated balance sheets.
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
Under GAAP, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company reports a liability for unrecognized tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as part of income tax expense. See additional discussion in Note 13.

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
Classification of Financial Instruments
The Company classifies certain financial instruments issued as either equity or as liabilities. Determination of classification is based upon the underlying properties of the instrument. See specific discussion regarding the nature of instruments issued, the presentation on the consolidated financial statements and the related valuation method applied in Notes 11, 15, and 16.
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
The Company's revenue from continuing operations for the years ended September 30, 2025, 2024 and 2023 is derived from the following sources:
•Software and related services — Includes software as a service ("SaaS"), transaction-based fees, ongoing software maintenance and support, software licenses and other professional services related to the Company's software offerings;
•Proprietary payments — Includes volume-based payment processing fees (“discount fees”) and other related fixed transaction or service fees; and
•Other — Includes sales of equipment, non-software related professional services, bundled performance obligation for software sales and equipment leasing and other revenues.
Revenues from the Company’s software are recognized when the related performance obligations are satisfied. Sales of software licenses are categorized into one of two categories of intellectual property in accordance with ASC 606, functional or symbolic. The key distinction is whether the license represents a right to use (functional) or a right to access (symbolic) intellectual property. The Company generates sales of one-time software licenses, which is functional intellectual property, and right to access license sales, which are symbolic intellectual property. Revenue from functional intellectual property is recognized at a point in time, when control of the software license transfers to the customer, while revenue from symbolic intellectual property is recognized over time, as control transfers to the customer. The Company also generates revenue from maintenance services related to these software licenses, which is recognized over the term of the agreement. The Company also offers access to its software under software-as-a-service (“SaaS”) arrangements, which represent services arrangements, and under which customers do not have the right to take possession of the software. Revenue from SaaS arrangements is recognized over time, over the term of the agreement. Contracts with professional services, such as training or installation, are evaluated to determine if the customer can benefit from these services independently, whether they can be provided by other available resources, or whether they are separately identifiable from other contract promises.

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
The Company follows the requirements of ASC 606-10-55 Revenue from Contracts with Customers—Principal versus Agent Considerations, which states that the determination of whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement. The determination of gross versus net recognition of revenue requires judgment that depends on whether the Company controls the good or service before it is transferred to the merchant or whether the Company is acting as an agent of a third party. The assessment is provided separately for each performance obligation identified. Under its agreements, the Company incurs interchange and network pass-through charges from the third-party card issuers and card networks, respectively, related to the provision of payment authorization services. The Company has determined that it is acting as an agent with respect to these payment authorization services, based on the following factors: (1) the Company has no discretion over which card issuing bank will be used to process a transaction and is unable to direct the activity of the merchant to another card issuing bank, and (2) interchange and card network rates are pre-established by the card issuers or card networks, and the Company has no latitude in determining these fees. Therefore, revenue allocated to the payment authorization performance obligation is presented net of interchange and card network fees paid to the card issuing bank and card network, respectively, for the years ended September 30, 2025, 2024 and 2023.
With regards to the Company's discount fees, generally, where the Company has control over merchant pricing, merchant portability, credit risk and ultimate responsibility for the merchant relationship, revenues are reported at the time of sale equal to the full amount of the discount charged to the merchant, less interchange and network fees.
Revenues are also derived from a variety of transaction fees, which are charged for transacting on our proprietary payment facilitator platform and software solutions, and fees for other miscellaneous services. Revenues derived from such fees are recognized in the time the transactions occur and when there are no further performance obligations remaining to be satisfied. Revenue from the sale of equipment, is recognized upon transfer of ownership to the customer, after which there are no further performance obligations remaining to be satisfied.
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
Revenues from sales of the Company’s hardware and software elements are recognized when each performance obligation has been satisfied which has been determined to be upon the delivery of the product. Revenues derived from service fees are recognized over time in accordance with our satisfaction of our performance obligations. Revenue from bundled performance obligations for software sales and equipment leasing is recognized over time as a single performance obligation. Lease income is recognized in accordance with ASC 842 and the leased equipment is classified as fixed assets and depreciated over its useful life. The Company’s professional services, including training, installation, and repair services are recognized as revenue as these services are performed.
ASC 606 provides various optional practical expedients. The Company elected the use of the practical expedient relating to the disclosure of remaining performance obligations within a contract and will not disclose remaining performance obligations for contracts (i) with an original expected duration of one year or less or (ii) in which revenue from the satisfaction of the performance obligations is recognized in the amounts invoiced in accordance with ASC 606-10-55-18. The Company also has additional contracts with an original expected duration of greater than one year for which revenue had not yet been recognized. These contracts do not allow for termination for convenience, which reduces the risks related to future revenue recognition. However, the transaction price allocated to the remaining performance obligations related to these contracts is not considered useful to the users of the financial statements due to the exclusion of certain revenue based on the aforementioned practical expedients as well as other external circumstances such as customers being subject to annual budget approval for continued funding of contracts.
The tables below present a disaggregation of the Company's revenue from contracts with customers for continuing operations by product. The Company's products are defined as follows:
•Software and related services — Includes SaaS, transaction-based fees, ongoing software maintenance and support, software licenses, and other professional services related to the Company's software offerings;
•Proprietary payments — Includes discount fees and other related fixed transaction or service fees; and
•Other — Includes sales of equipment, non-software related professional services, bundled performance obligations for software sales and equipment leasing and other revenues.

	Year ended September 30,
	2025	2024	2023
Software and related services revenue	$149,044	$131,916	$134,391
Proprietary payments revenue	54,058	50,073	46,521
Other revenue	10,056	9,243	8,769
Total revenue	$213,158	$191,232	$189,681
The tables below present a disaggregation of the Company's revenue from contracts with customers from continuing operations by timing of transfer of goods or services. The Company's revenue included in each category are defined as follows:
•Revenue earned over time — Includes SaaS, sales of software sold as symbolic intellectual property, professional services, ongoing support, discount fees, or other stand-ready obligations; and
•Revenue earned at a point in time — Includes software licenses sold as functional intellectual property, equipment, or point in time service fees that are not stand-ready obligations.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)

	Year ended September 30,
	2025	2024	2023
Revenue earned over time	$193,532	$176,722	$170,435
Revenue earned at a point in time	19,626	14,510	19,246
Total revenue	$213,158	$191,232	$189,681
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
As of September 30, 2025 and September 30, 2024, the Company’s contract assets from contracts with customers was $9,211 and $8,680, respectively.
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
The following table presents the changes in deferred revenue as of and for the years ended September 30, 2025 and 2024:

Balance at September 30, 2023	$32,253
Deferral of revenue	39,018
Recognition of unearned revenue	(32,115)
Balance at September 30, 2024	39,156
Deferral of revenue	37,691
Recognition of unearned revenue	(38,361)
Balance at September 30, 2025	$38,486
Costs to Obtain and Fulfill a Contract
The Company capitalizes incremental costs to obtain new contracts and contract renewals and amortizes these costs on a straight-line basis as an expense over the benefit period, which is generally the expected customer life, unless a commensurate payment is not expected at renewal. As of September 30, 2025 and 2024, the Company had $1,412 and $857 of capitalized contract costs, which relate to commissions paid to employees and agents as well as other incentives given to customers to obtain new sales, included within “Other assets" on the consolidated balance sheets. The Company recorded expense from continuing operations related to these costs for the years ended September 30, 2025, 2024 and 2023 of $293, $92 and $46 respectively.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
The Company expenses sales commissions as incurred for the Company's sales commission plans that are paid on recurring monthly revenues, portfolios of existing customers, or have a substantive stay requirement prior to payment.
Other Cost of Services
Other costs of services from continuing operations include costs directly related to the Company's software and related services. Additionally, other costs of services include costs directly attributable to payment processing services such as processing and bank sponsorship. Losses resulting from chargebacks against a customer are included in other cost of services. Residual payments to the Company's distribution partners and the cost of equipment sold is also included in cost of services. Amortization arising from capitalized software development is not included in other cost of services. Other costs of services are recognized at the time the related revenue is recognized. Following the disposal of the Company's Merchant Services Business in the fourth quarter of fiscal year 2024, the Company’s core business has been providing software solutions. Given the change in the Company's business model following the sale of the Merchant Services Business, the Company has reclassified certain expenses to better align with the primary industry in which it operates. During the first quarter of fiscal year 2025, the Company revised its presentation of certain expenses in the consolidated statements of operations from selling, general and administrative expenses to other costs of services. The Company reclassified personnel costs related to installation of the Company's software, conversion of client data, training client personnel, customer support activities and various other services provided directly to customers from selling, general and administrative to other costs of services. The Company also reclassified certain hosting and related software costs for directly supporting the Company's customers from selling, general and administrative to other costs of services. Refer to Note 3 for discussion of the change in the current and prior period presentation.
The Company accounts for all governmental taxes associated with revenue transactions on a net basis.
Selling, General and Administrative
Selling general and administrative expenses from continuing operations include certain salaries and other employment costs, professional services, internal technology expenses, rent and utilities and other operating costs. Salaries and other employment costs within selling, general and administrative include individuals associated with shared services, product development and maintenance, sales and other functions. Following the disposal of the Company's Merchant Services Business in the fourth quarter of fiscal year 2024, the Company's core business has been providing software solutions. Given the change in the Company's business model following the sale of the Merchant Services Business, the Company has reclassified certain expenses to better align with the primary industry in which it operates. During the first quarter of fiscal year 2025, the Company revised its presentation of certain expenses in the consolidated statements of operations from selling, general and administrative expenses to other costs of services. Refer above for discussion of the change in the current and prior period presentation.
Advertising and promotion costs are expensed as incurred. Advertising expense from continuing operations was $2,482, $2,375 and $3,165 for the years ended September 30, 2025, 2024 and 2023, respectively, and is included in selling, general and administrative expenses in the Consolidated Statements of Operations.
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
Equity-based compensation from continuing operations was $15,232, $15,396 and $20,864 for the years ended September 30, 2025, 2024 and 2023, respectively, and is included in other cost of services and selling, general and administrative expenses in the Consolidated Statements of Operations.

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
Segment Information
The Company has identified its Chief Executive Officer as the Company's Chief Operating Decision Maker ("CODM"). The Company’s CODM reviews discrete financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance which is based on consolidated information about our revenues, income from operations, and other key financial data. All significant operating decisions are made by analyzing the Company as a single operating segment and as a result, the Company has determined that it operates as a single reportable segment. See Note 19 to the Company's consolidated financial statements for additional information.
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 improves interim disclosure requirements for segment reporting, including clarifications regarding the measure of profit and loss used to assess segment performance and the allocation of resources. Further, it enhances the disclosures for reporting segment expenses and will require the Company to report significant expenses regularly provided by the chief operating decision maker. The amendment will require companies to disclose a more granular level of information with regards to segment reporting to further enhance the transparency of what specified amounts are included within each segment. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has adopted ASU 2023-07 effective October 1, 2024. The adoption of ASU 2023-07 did not have a material impact on the Company’s consolidated financial statements, as the changes only include additional disclosures related to the Company’s reportable segment. See Note 19 to the Company's consolidated financial statements for additional information regarding segment reporting.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 will provide improvements to the income tax disclosures primarily related to the income taxes paid and rate reconciliation, and how legislation changes may affect future capital allocation and cash flow forecasts. The amendment is intended to improve the consistency in which companies provide tax information, and will further increase the transparency of related tax risks and operational opportunities. The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company will not be required to adopt ASU 2023-09 until October 1, 2025. The Company is currently evaluating the impact of the adoption of ASU 2023-09 on the Company’s financial statement disclosures.
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use-Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). ASU 2025 removes the prescriptive software development “project stages” and requires capitalization of software costs once (1) management authorizes and commits funding and (2) completion and use are probable. Entities must evaluate significant development uncertainty related to technological innovations or performance requirements. The amendments also require Subtopic 360-10 disclosures for all capitalized internal-use software costs and clarify that intangible asset disclosures under Subtopic 350-30 are not required. The standard is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company will not be required to adopt ASU 2025-06 until October 1, 2028. The Company is currently evaluating the impact of the adoption of ASU 2025-06 on the Company’s financial statement disclosures.

4. CREDIT RISK AND OTHER CONCENTRATIONS
The Company places its cash with high credit quality financial institutions which provide Federal Deposit Insurance Corporation insurance. The Company performs periodic evaluations of the relative credit standing of these institutions and does not expect any losses related to such concentrations.
No single customer accounted for more than 10% of the Company's revenue from continuing operations during the years ended September 30, 2025, 2024 and 2023. The Company believes that the loss of any single customer would not have a material adverse effect on the Company's financial condition or results of operations.
The Company uses a third party payment processor, which facilitates the majority of of our proprietary payments revenues from continuing operations for the years ended September 30, 2025, 2024, and 2023.

5. ACQUISITIONS
During the years ended September 30, 2025, 2024 and 2023 the Company acquired the following businesses:
2025 Business Combinations
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
The additional cash consideration of up to $5,000, in the aggregate, is to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreement, for performance periods extending through September 2027. The Company determines the acquisition date fair values of the liabilities for the contingent consideration using a Monte Carlo simulation as well as a discounted cash flow analysis. In each subsequent reporting period, the Company will reassess its current estimates of performance relative to the targets and adjust the contingent liabilities to their fair values through earnings. See additional disclosures in Note 15.
The goodwill associated with the business acquisition is deductible for tax purposes. The acquired customer relationships intangible asset has an estimated amortization period of fifteen years. The acquired trade name has an amortization period of two years. The acquired capitalized software has an amortization period of seven years.
Acquisition-related costs for this acquisition amounted to approximately $96 and were included in selling, general and administrative on our consolidated statement of operations and were expensed as incurred.
Summary of the Utility Billing Software Company
The preliminary fair values assigned to certain assets and liabilities assumed, as of the acquisition date, were as follows:

Accounts receivable, net	$796
Property and equipment	200
Capitalized software	380
Customer relationships	4,610
Trade name	100
Goodwill	5,129
Total assets acquired	11,215

Current liabilities	955
Net assets acquired	$10,260
Other Business Combinations during the year ended September 30, 2025
During the year ended September 30, 2025, the Company purchased certain assets of a business to expand the Company’s customer footprint. Total purchase consideration was $2,000 in cash funded from cash on hand. In connection with this purchase, the Company allocated preliminary fair values of approximately $83 to property and equipment, approximately $1,700 to customer relationships, $141 to deferred revenue, $5 to non-compete agreements and the remainder, approximately $352, to goodwill, all of which is deductible for tax purposes. The acquired customer relationships intangible asset has an estimated amortization period of fifteen years.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
Pro Forma Results of Operations for 2025 Business Combinations
The following unaudited supplemental pro forma results of operations have been prepared as though each of the acquired businesses in the year ended September 30, 2025 had occurred on October 1, 2024. Pro forma adjustments were made to reflect the impact of depreciation and amortization, changes to executive compensation and the revised debt load, all in accordance with ASC 805. This supplemental pro forma information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made on these dates, or of results of operations that may occur in the future.

	Year ended September 30,
	2025	2024
Revenue	$214,595	$194,258
Net income (loss) from continuing operations	$5,749	$(15,846)
2024 Business Combinations
Purchase of Eduloka, Ltd.
On August 1, 2024, the Company completed the acquisition of substantially all of the assets of Eduloka Ltd. ("inLumon") to expand the Company's permitting and licensing software offerings. Total purchase consideration was $27,477, including $18,000 in cash funded by proceeds from the Company's revolving credit facility, the issuance of 311,634 shares of the Company's Class A common stock (valued at $7,517) and $1,960 in the acquisition date estimated fair value of contingent cash consideration (the final amount of such contingent cash payment of up to $22,000 is dependent upon achievement of specified financial performance targets, as defined in the purchase agreement).
The additional consideration of up to $22,000, in the aggregate, is to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreement, through no later than July 2027. The Company determined the acquisition date fair value of the liability for the contingent consideration using a Monte Carlo simulation as well as a discounted cash flow analysis. In each subsequent reporting period, the Company will reassess its current estimates of performance relative to the targets and adjust the contingent liabilities to their fair values through earnings. See additional disclosures in Note 15.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
Summary of inLumon
The fair values assigned to certain assets and liabilities assumed, as of the acquisition date, were as follows:

Accounts receivable, net	$2,985
Property and equipment	20
Capitalized software	3,000
Customer relationships	11,800
Trade name	100
Goodwill	11,486
Total assets acquired	29,391

Accrued expenses and other current liabilities	1,723
Deferred revenue, current	191
Net assets acquired	$27,477
Other Business Combinations during the year ended September 30, 2024
During the year ended September 30, 2024 the Company completed the acquisition of substantially all of the assets of a business to expand the Company’s software offerings. Total purchase consideration was $1,270, including $1,100 in cash consideration, funded by proceeds from the Company's revolving credit facility, and $170 in the acquisition date estimated fair value of contingent cash consideration (the final amount of such contingent cash payment of up to $750 is dependent upon achievement of specified financial performance targets, as defined in the purchase agreement).
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
2023 Business Combinations
Purchase of Celtic Cross Holdings, Inc. and Celtic Systems Pvt. Ltd.
On October 1, 2022, the Company completed the acquisition of substantially all of the assets of Celtic Cross Holdings, Inc., in Scottsdale, Arizona and Celtic Systems Pvt. Ltd. in Vadodara, India (collectively "Celtic") to expand the Company’s software offerings in the Public Sector. Total purchase consideration consisted of $85,000 in cash consideration, funded by proceeds from the Company's revolving credit facility.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
Acquisition-related costs for this acquisition amounted to approximately $1,782 and were expensed as incurred.
Summary of Celtic Cross Holdings, Inc. and Celtic Systems Pvt. Ltd.
The fair values assigned to certain assets and liabilities assumed, as of the acquisition date, were as follows:

Accounts receivable, net	$7,660
Prepaid expenses and other current assets	103
Property and equipment	5,233
Capitalized software	12,600
Customer relationships	33,800
Non-compete agreements	200
Trade name	600
Goodwill	43,899
Total assets acquired	104,095

Accounts payable	9
Accrued expenses and other current liabilities	3,182
Deferred revenue, current	2,741
Other long-term liabilities	13,162
Net assets acquired	$85,001
Other Business Combinations during the year ended September 30, 2023
The Company completed the acquisition of substantially all of the assets of one other businesses within continuing operations to expand the Company's software offerings. The total purchase consideration was $15,260, including $12,500 in cash consideration, funded by proceeds from the Company's revolving credit facility, $2,000 of the Company's Class A Common Stock, and $760 in the acquisition date estimated fair value of contingent consideration (the final amount of such contingent cash payment of up to $6,000 is dependent on achievement of specified financial performance targets, as defined in the purchase agreement).
In connection with this acquisition, the Company allocated approximately $75 of the consideration to net working capital, approximately $335 to property and equipment, approximately $640 to capitalized software, approximately $6,920 to customer relationships, approximately $100 to trade names, and the remainder, approximately $9,365, to goodwill, of which none is deductible for tax purposes, and approximately $2,178 to other long-term liabilities. The acquired capital software and customer relationships intangible assets have an estimated amortization period of seven and fifteen years, respectively.
Acquisition-related costs for this business amounted to approximately $199 and were included in selling, general and administrative on our consolidated statement of operations and were expensed as incurred.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
A summary of the Company's prepaid expenses and other current assets as of September 30, 2025 and 2024 is as follows:

	2025	2024(1)
Inventory	$2,516	$2,423
Prepaid licenses	5,874	5,013
Prepaid insurance	222	129
Notes receivable — current portion	195	195
Other current assets	3,268	2,213
Prepaid expenses and other current assets	$12,075	$9,973
__________________________
1.In connection with the sale of the Healthcare RCM Business, $259 of the Company's prepaid expenses and other current assets (as of September 30, 2024) were classified as "Current assets held for sale" in the accompanying consolidated balance sheets and were not included in these amounts.

7. PROPERTY AND EQUIPMENT, NET
A summary of the Company's property and equipment as of September 30, 2025 and 2024 is as follows:

	Estimated Useful Life	2025	2024(1)
Buildings	20 years	2,741	3,724
Computer equipment and software(2)	3 years	4,833	4,273
Furniture and fixtures	7 years	1,725	2,025
Terminals	2 to 5 years	908	171
Office equipment	3 to 5 years	1,236	1,924
Automobiles	3 years	73	74
Leasehold improvements	2 to 7 years	1,286	2,261
Accumulated depreciation		(5,621)	(6,164)
Property and equipment, net		$7,181	$8,288
____________________
1.In connection with the sale of the Healthcare RCM Business, $389 of the Company's property and equipment, net (as of September 30, 2024) were classified as "Long-term assets held for sale" in the accompanying consolidated balance sheets and were not included in these amounts.
2.Includes computer software of $352 and $330 as of September 30, 2025 and 2024, respectively.
Depreciation expense for continuing operations for the years ended September 30, 2025, 2024 and 2023 amounted to $2,536, $2,590 and $2,266, respectively.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
8. CAPITALIZED SOFTWARE, NET
A summary of the Company's capitalized software as of September 30, 2025 and 2024 is as follows:

	Estimated Useful Life	2025	2024(1)
Software development costs	3 to 10 years	$74,700	$75,640
Development in progress		12,052	8,803
Accumulated amortization		(38,438)	(30,460)
Capitalized software, net		$48,314	$53,983
__________________________
1.In connection with the sale of the Healthcare RCM Business, $4,609 of the Company's capitalized software, net (as of September 30, 2024) were classified as "Long-term assets held for sale" in the accompanying consolidated balance sheets and were not included in these amounts.
The Company capitalized software development costs (including acquisitions) for continuing operations totaling $8,311 and $13,656 during the years ended September 30, 2025 and 2024, respectively. Amortization expense for continuing operations for capitalized software development costs amounted to $13,985, $12,261 and $9,962 during the years ended September 30, 2025, 2024 and 2023, respectively. There were no amounts written down to net realizable value for continuing operations during the years ended September 30, 2025, 2024 and 2023, respectively.

9. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill are as follows:

Total
Balance at September 30, 2023(1)	$230,293
Goodwill attributable to preliminary purchase price adjustments and acquisition activity during the year ended September 30, 2024	12,695
Balance at September 30, 2024(1)	242,988
Goodwill attributable to preliminary purchase price adjustments and acquisition activity during the year ended September 30, 2025	5,481
Balance at September 30, 2025	$248,469
__________________________
1.In connection with the sale of the Merchant Services Business and Healthcare RCM Business, $37,690 and $179,270 at September 30, 2024 and 2023, respectively, of the Company's goodwill were classified as "Long-term assets held for sale" in the accompanying consolidated balance sheets and were not included in these amounts.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)

Intangible assets, net consisted of the following as of September 30, 2025:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Customer relationships	$179,650	$(44,592)	$135,057	9 to 20 years – straight-line
Trade names	3,691	(3,060)	631	2 to 5 years – straight-line
Non-compete agreements and other intangible assets	376	(283)	93	1 to 8 years – straight-line
Total finite-lived intangible assets	183,717	(47,936)	135,781

Indefinite-lived intangible assets:
Trademarks	16	—	16
Total identifiable intangible assets	$183,733	$(47,936)	$135,797

Intangible assets, net consisted of the following as of September 30, 2024(1):

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Customer relationships	$173,340	$(34,080)	$139,260	9 to 20 years – straight-line
Trade names	3,591	(2,286)	1,305	2 to 5 years – straight-line
Non-compete agreements and other intangible assets	359	(193)	166	3 to 8 years – straight-line
Total finite-lived intangible assets	177,290	(36,559)	140,731

Indefinite-lived intangible assets:
Trademarks	17	—	17
Total identifiable intangible assets	$177,307	$(36,559)	$140,748
__________________________
1.In connection with the sale of the Healthcare RCM Business, $22,068 of the Company's intangible assets, net (as of September 30, 2024) were classified as "Long-term assets held for sale" in the accompanying consolidated balance sheets and were not included in these amounts.
Amortization expense for intangible assets for continuing operations amounted to $11,379, $10,702 and $11,092 during the years ended September 30, 2025, 2024 and 2023, respectively.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
Based on gross carrying amounts at September 30, 2025, the Company's estimate of future amortization expense for intangible assets are presented in this table as follows for each fiscal year ending September 30:

2026	$11,222
2027	10,954
2028	10,766
2029	10,739
2030	10,694
Thereafter	81,406
$135,781

10. ACCRUED EXPENSES AND OTHER LIABILITIES
A summary of the Company's accrued expenses and other current liabilities as of September 30, 2025 and 2024 is as follows:

	2025	2024(1)
Accrued wages, bonuses, commissions and vacation	$6,587	$4,673
Accrued interest	155	43
Accrued contingent consideration — current portion	82	518
Escrow liabilities	—	2,174
Accrued tax distributions	2,147	24,276
Accrued income tax expense	2,760	30,528
Tax receivable agreement liability — current portion	2,720	9,850
Customer deposits	461	611
Employee health self-insurance liability	13	649
Accrued third-party software expenses	2,674	1,165
Accrued interchange	3,139	1,946
Other accrued liabilities related to the Sale of the Merchant Services Business	—	7,887
Accrued liabilities owed to sellers	—	334
Other accrued expenses	3,787	3,598
Accrued expenses and other current liabilities	$24,525	$88,252
__________________________
1.In connection with the sale of the Healthcare RCM Business, $1,720 of the Company's accrued expenses and other current liabilities (as of September 30, 2024) were classified as "Current liabilities held for sale" in the accompanying consolidated balance sheets and were not included in these amounts.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
A summary of the Company's long-term liabilities as of September 30, 2025 and 2024 is as follows:

	2025	2024
Accrued contingent consideration — long-term portion	$3,489	$1,636
Deferred tax liability — long-term	8,994	11,402
Other long-term liabilities	2,361	1,883
Total other long-term liabilities	$14,844	$14,921

11. LONG-TERM DEBT, NET
A summary of long-term debt, net as of September 30, 2025 and September 30, 2024 is as follows:

	Maturity	2025	2024
Revolving lines of credit to banks under the 2023 Senior Secured Credit Facility	May 8, 2028	$—	$—
1.0% Exchangeable Senior Notes due 2025	February 15, 2025	—	26,223
Total long-term debt		—	26,223
Less current portion of long-term debt		—	(26,223)
Long-term debt, net of current portion		$—	$—
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
Warrant Transactions
On February 12, 2020, concurrently with the pricing of the Exchangeable Notes, and on February 13, 2020, concurrently with the exercise by the initial purchasers of their right to purchase additional Exchangeable Notes, the Company entered into warrant transactions to sell to the Counterparties warrants (the “Warrants”) to acquire, subject to customary adjustments, up to initially 3,376,391 shares of Class A common stock in the aggregate at an initial exercise price of $62.88 per share. The Company offered and sold the Warrants in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Warrants expired over a 90 trading day period that began on May 15, 2025.
The Warrants were separate transactions, entered into by the Company with the Counterparties, and were not part of the terms of the Exchangeable Notes. Holders of the Exchangeable Notes did not have any rights with respect to the Warrants. The Company received approximately $14,669 from the offering and sale of the Warrants. The Warrants do not require separate accounting as a derivative as they meet a scope exception for

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
certain contracts involving an entity's own equity. The premiums paid for the Warrants have been included as a net increase to additional paid-in capital within stockholders' equity.
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
The 2023 Senior Secured Credit Facility provides that the Borrower has the right to seek additional commitments to provide additional term loan facilities or additional revolving credit commitments in an aggregate principal amount up to, as of any date of determination, the sum of (i) the greater of $100,000 and 100% of the Borrower’s consolidated EBITDA (as defined in the 2023 Senior Secured Credit Facility) for the most recently completed four quarter period, plus (ii) the amount of certain prepayments of certain indebtedness, so long as, among other things, after giving pro forma effect to the incurrence of such additional borrowings and any related transactions, the Borrower’s consolidated interest coverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not be less than 3.0 to 1.0 and the Borrower’s consolidated total net leverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not exceed 5.0 to 1.0. As of September 30, 2025, the Borrower's consolidated interest coverage ratio was 96.8x and total leverage ratio was 0.0x.
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
The Adjusted Term SOFR rate will be the rate of interest per annum equal to the Term SOFR rate (based upon an interest period of one, three or six months), plus 0.10%, plus an applicable margin of 2.00% to 3.00% (2.00% at September 30, 2025). The Adjusted Term SOFR rate shall not be less than 0% in any event.
The base rate is a fluctuating rate of interest per annum equal to the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%, plus an applicable margin of 1.00% to 2.00% (1.00% at September 30, 2025). The base rate shall not be less than 1% in any event.

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
In addition to paying interest on outstanding principal under the Revolver, the Borrower will be required to pay a commitment fee equal to the product of between 0.15% and 0.30% (the applicable percentage depending on the Borrower’s consolidated total net leverage ratio as reflected in the schedule above, 0.15% at September 30, 2025) times the actual daily amount by which $400,000 exceeds the total amount outstanding under the Revolver and available to be drawn under all outstanding letters of credit.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
Debt issuance costs
The Company incurred $256, $930 and $3,079 in debt issuance costs during the years ended September 30, 2025, 2024 and 2023, respectively. The Company's debt issuance costs are being amortized over the related term of the debt using the straight-line method, which is not materially different than the effective interest rate method, and are presented within other assets in the consolidated balance sheets. The amortization of debt issuance costs is included in interest expense and amounted to approximately $961, $1,175 and $1,514 during the years ended September 30, 2025, 2024 and 2023, respectively. In connection with the replacement of our prior Senior Secured Credit Facility (which was replaced by the 2023 Senior Secured Credit Facility), the Company recorded a debt extinguishment charge of $203 during the year ended September 30, 2023, for the write-off of deferred financing costs, which was recorded in interest expense in the consolidated statements of operations. In connection with the Second Amendment to the Credit Agreement, the Company recorded $295 during the year ended September 30, 2025, for the write-off of debt issuance costs, which was recorded in interest expense in the consolidated statements of operations.

12. STOCKHOLDERS' EQUITY
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

The Company repurchased 1,573,881 shares of Class A Common Stock under the Prior Share Repurchase Program at an average price of $23.86 per share and an aggregate repurchase amount (inclusive of commissions and excise taxes) of $37,979 during the year ended September 30, 2025, prior to the termination of such program as noted above. The shares of Class A Common Stock purchased during this period represent the total number of shares of Class A Common Stock purchased under the Prior Share Repurchase Program since its adoption. The repurchased shares were cancelled and retired, resulting in a permanent reduction in both the number of shares outstanding and the Company's total stockholders' equity.
On August 7, 2025, the Company announced that our Board of Directors had approved a new share repurchase program (the "New Share Repurchase Program") for the Company’s Class A common stock, under which the Company may repurchase up to $50,000 of outstanding shares of Class A common stock (exclusive of fees, commissions or other expenses related to such repurchases). This New Share Repurchase Program replaced the Prior Share Repurchase Program which terminated on August 8, 2025, as described above.
The New Share Repurchase Program will terminate on the earlier of September 30, 2026, or when the maximum dollar amount under the authorization has been expended. Pursuant to this authorization, repurchases may be made from time to time in the open market, through privately negotiated transactions, or otherwise, including under Rule 10b5-1 plans. In addition, any repurchases under the New Share Repurchase Program will be subject to prevailing market conditions, liquidity and cash flow considerations, applicable securities laws requirements (including under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as applicable), compliance with contractual restrictions under the 2023 Senior Secured Credit Facility and other factors. The terms of the New Share Repurchase Program provide that, immediately prior to repurchases of Class

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
A common stock under the New Share Repurchase Program, i3 Verticals, LLC will redeem for cash an equal number of units held by the Company in i3 Verticals, LLC in order to fund such repurchases and maintain a 1-1 ratio between the number of outstanding shares of Class A common stock and the units held by the Company in i3 Verticals, LLC. The New Share Repurchase Program does not require the Company to acquire any particular amount of shares of Class A common stock, and may be extended, modified, suspended or discontinued at any time at our discretion.
The Company did not make any repurchases under the New Share Repurchase Program during the year ended September 30, 2025, and the remaining total available authorization as of September 30, 2025, under the New Share Repurchase Program was $50,000.
When the Company repurchases shares of Common Stock, the amount paid to repurchase the shares in excess of the par or stated value is allocated to additional paid-in-capital unless subject to limitation or the balance in additional paid-in-capital is exhausted. Remaining amounts are recognized as a reduction in retained earnings.

13. INCOME TAXES
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
On July 4, 2025, the U.S. enacted the tax legislation known as the One Big Beautiful Bill Act which includes, among other provisions, changes to federal income tax provisions including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provision within the Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions effective in 2025 and others taking effect in later years. There was no material impact to the Company's effective tax rate for the year ended September 30, 2025.
The Company's income tax (benefit) expense for continuing operations during the years ended September 30, 2025, 2024 and 2023 were the following:

	Year ended September 30,
	2025	2024	2023
Current:
Federal tax expense	$3,494	$2,383	$2,363
State tax expense	1,191	735	1,156
Deferred:
Federal tax (benefit) expense	(492)	561	(8,129)
State tax expense (benefit)	1,073	(9,147)	1,103
Income tax expense (benefit)	$5,266	$(5,468)	$(3,507)

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
A reconciliation of income tax expense (benefit) from continuing operations computed at the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended September 30,
	2025		2024		2023
Expected U.S. federal income taxes at statutory rate	$2,458	22.6%	$(4,518)	21.0%	$(5,944)	21.0%
Partnership income not taxed at federal level	(2,134)	(19.7)%	476	(2.2)%	1,813	(6.5)%
Valuation allowance	874	8.0%	2,331	(10.8)%	(1,753)	6.2%
State and local income taxes, net of federal benefit	1,383	12.7%	(2,716)	12.6%	2,207	(7.8)%
Nondeductible expenses and other permanent items	71	0.7%	53	(0.2)%	69	(0.2)%
Revaluation of debt and other debt transaction differences	(96)	(0.9)%	(261)	1.2%	536	(1.9)%
Equity-based compensation	2,405	22.1%	11	(0.1)%	4	—%
Change in liability for uncertain tax positions	(3)	—%	218	(1.0)%	155	(0.5)%
Return to provision adjustments	652	6.0%	(239)	1.1%	(290)	1.0%
Federal tax credits	(348)	(3.2)%	(773)	3.6%	(411)	1.5%
Other	4	—%	(50)	0.2%	107	(0.4)%
Income tax expense (benefit)	$5,266	48.4%	$(5,468)	25.4%	$(3,507)	12.4%

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities. Net deferred taxes spanning multiple jurisdictions as of September 30, 2025 and 2024 were as follows:

	September 30,
	2025	2024
Deferred tax assets:
Investment in partnership	$50,997	$52,039
Stock-based compensation	13,228	15,241
Accrued expenses	49	59
Net operating loss carryforwards	992	367
Section 163j carryforward	5,003	4,604
Federal tax credits	181	—
Operating lease liabilities	154	286
Other	75	17
Gross deferred tax assets	70,679	72,613
Valuation allowance	(15,026)	(17,631)

Deferred tax liabilities:
Intangible assets	(15,019)	(17,131)
Operating lease right of use assets	(145)	(267)
Other	(425)	(541)
Net deferred tax asset	$40,064	$37,043
Deferred tax assets associated with federal net operating loss carryforwards were $213 as of September 30, 2025, and begin to expire 2035. Deferred tax assets for federal tax credits were $181 as of September 30, 2025, and begin to expire in 2045.
State net operating loss carryforwards as of September 30, 2025 totaled $15,217 on a pre-tax-effected basis, resulting in a deferred tax asset of $947. The state net operating loss carryforwards will begin to expire in 2027.
The Company maintains a valuation allowance of $15,026 against a portion of the gross deferred tax asset, primarily related to the portion of its deductible outside basis difference in its investment in i3 Verticals, LLC, that is capital in nature. The change in the valuation allowance resulted in an increase of $874, an increase of $2,331, and a decrease of $1,753 to income tax expense in the years ended September 30, 2025, 2024 and 2023, respectively. If the Company determines that the likelihood of realization of existing deferred tax assets changes, a corresponding increase or decrease to valuation allowances will be recognized as an increase or reduction to income tax expense in the period that determination is made.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
The following table summarizes the activity related to our gross unrecognized tax benefits, excluding accrued interest and penalties, as of September 30, 2025 and 2024, respectively:

Gross unrecognized tax benefits as of September 30, 2022	$83
Increase in current year tax positions	108
Increase in prior year tax positions	73
Settlements and other reductions	26
Gross unrecognized tax benefits as of September 30, 2023	238
Increase in current year tax positions	197
Increase in prior year tax positions	78
Settlements and other reductions	57
Gross unrecognized tax benefits as of September 30, 2024	456
Increase in current year tax positions	87
Decrease in prior year tax positions	(116)
Settlements and other reductions	—
Gross unrecognized tax benefits as of September 30, 2025	$427
Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the consolidated statements of operations and totaled $26 for the year ended September 30, 2025, and $0 for the years ended September 30, 2024 and 2023. As of September 30, 2025, 2024 and 2023, accrued interest and penalties related to income taxes and potential income tax penalties were $26. As of September 30, 2024 and 2023, we had no accrued interest and penalties related to income taxes and potential income tax penalties. These totals are reflected in noncurrent Other long-term liabilities in the consolidated balance sheets
The Company is no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2021. As of September 30, 2025, 2024 and 2023, there were unrecognized tax benefits of $427, $456, and $238, respectively, that if recognized would affect the annual effective tax rate.
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
During the year ended September 30, 2025, the Company acquired an aggregate of 1,281,739 common units of i3 Verticals, LLC in connection with the redemption of common units, which resulted in an increase in the tax basis of our investment in i3 Verticals, LLC subject to the provisions of the Tax Receivable Agreement. As a result of these exchanges, during the year ended September 30, 2025, the Company recognized an increase to its net deferred tax assets in the amount of $9,398, and corresponding Tax Receivable Agreement liabilities of $6,211, representing 85% of the tax benefits due to the Continuing Equity Owners. The Company also recognized a decrease to its net deferred tax assets of $805 across all exchanges as a result of a tax rate change during the year ended September 30, 2025.
The deferred tax asset balance was $37,872 as of September 30, 2025. The Company also has a corresponding Tax Receivable Agreement liability of $34,911, of which $2,720 was recorded in accrued expenses and other current liabilities and $32,191 was recorded in long-term tax receivable agreement obligations as of September 30, 2025.
Payments to the Continuing Equity Owners related to exchanges through September 30, 2025 will range from $0 to $5,364 per year and are expected to be paid over the next 22 years. The amounts recorded as of September 30, 2025, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
14. LEASES
The Company’s leases consist primarily of real estate leases throughout the markets in which the Company operates. At contract inception, the Company determines whether an arrangement is or contains a lease, and for each identified lease, evaluates the classification as operating or financing. The Company had no finance leases as of September 30, 2025. Leased assets and obligations are recognized at the lease commencement date based on the present value of fixed lease payments to be made over the term of the lease. Renewal and termination options are factored into determination of the lease term only if the option is reasonably certain to be exercised. The weighted-average remaining lease term for continuing operations at September 30, 2025 and 2024 was four years for both periods. The Company had no significant short-term leases during the years ended September 30, 2025 and 2024.
The Company’s leases do not provide a readily determinable implicit interest rate and the Company uses its incremental borrowing rate to measure the lease liability and corresponding right-of-use asset. The incremental borrowing rates were determined based on a portfolio approach considering the Company’s current secured borrowing rate adjusted for market conditions and the length of the lease term. The weighted-average discount rate used in the measurement of our lease liabilities was 7.0% and 8.0% as of September 30, 2025 and 2024, respectively.
Operating lease cost is recognized on a straight-line basis over the lease term. Operating lease costs from continuing operations for the years ended September 30, 2025, 2024 and 2023, were $2,072, $2,829 and $2,924, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations.
Total variable lease costs within operating lease costs from continuing operations were not significant for the years ended September 30, 2025, 2024 and 2023. The variable lease costs are primarily comprised of costs of maintenance and utilities and changes in rates, and are determined based on the actual costs incurred during the period. Variable payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.
Short-term rent expense from continuing operations were not significant for the years ended September 30, 2025, 2024 and 2023. Short-term rent expense is included in selling, general and administrative expenses in the consolidated statements of operations.
As of September 30, 2025, maturities of lease liabilities for continuing operations are as follows:

Years ending September 30:
2026	$2,185
2027	1,465
2028	682
2029	591
2030	515
Thereafter	106
Total future minimum lease payments (undiscounted)(1)	5,544
Less: present value discount	(753)
Present value of lease liability	$4,791
_________________________
1.Total future minimum lease payments excludes payments of $69 for leases designated as short-term leases, which are excluded from the Company's right-of-use assets. These payments will be made within the next twelve months.

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
The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, settlement assets and obligations, accounts receivable, other assets, accounts payable, and accrued expenses, approximated their fair values as of September 30, 2025 and 2024, because of the relatively short maturity dates on these instruments. The carrying amount of debt approximates fair value as of September 30, 2025 and 2024, because interest rates on these instruments approximate market interest rates.
The Company has no Level 1 or Level 2 financial instruments measured at fair value on a recurring basis. The following tables present the changes in the Company's Level 3 financial instruments that are measured at fair value on a recurring basis.

Accrued Contingent Consideration
Balance at September 30, 2023(1)	$7,329
Contingent consideration accrued at time of business combination	2,130
Change in fair value of contingent consideration included in Operating expenses	22
Contingent consideration paid	(7,327)
Balance at September 30, 2024(2)	2,154
Contingent consideration accrued at time of business combination	1,260
Change in fair value of contingent consideration included in Operating expenses	234
Contingent consideration paid	(77)
Balance at September 30, 2025	$3,571
__________________________
1.In connection with the sale of the Healthcare RCM Business, $19 and $891 of the Company's accrued contingent consideration (as of September 30, 2023) were classified as "Current liabilities held for sale" and "Long-term liabilities held for sale", respectively, in the accompanying consolidated balance sheets and were not included in these amounts.
2.In connection with the sale of the Healthcare RCM Business, $198 of the Company's accrued contingent consideration (as of September 30, 2024) were classified as "Current liabilities held for sale" in the accompanying consolidated balance sheets and were not included in these amounts.
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
Approximately $82 and $518 of contingent consideration was recorded in accrued expenses and other current liabilities as of September 30, 2025 and 2024, respectively. Approximately $3,489 and $1,636 of contingent consideration was recorded in other long-term liabilities as of September 30, 2025 and 2024, respectively.

16. EQUITY-BASED COMPENSATION
A summary of equity-based compensation expense for continuing operations recognized during the years ended September 30, 2025, 2024 and 2023 is as follows:

	Year ended September 30,
	2025	2024	2023
Stock options	$6,613	$11,850	$18,349
Restricted stock units	8,619	3,546	2,515
Equity-based compensation expense	$15,232	$15,396	$20,864
In connection with the sale of the Merchant Services Business and Healthcare RCM Business, $3,112, $10,942 and $7,014 of the Company's equity-based compensation expense was classified as "net income from discontinued operations" in the accompanying consolidated statements of operations during the years ended September 30, 2025, 2024, and 2023, respectively.
Amounts are included in other costs of services and in selling, general and administrative expense on the consolidated statements of operations. Current and deferred income tax benefits for continuing operations of $78, $2,668 and $3,784 were recognized related to equity-based compensation during the years ended September 30, 2025, 2024, and 2023, respectively.
Stock Options
In May 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) under which the Company may grant up to 3,500,000 stock options and other equity-based awards to employees, directors and officers. The number of shares of Class A common stock available for issuance under the 2018 Plan includes an annual increase on the first day of each year, beginning with the 2019 calendar year, equal to 4.0% of the outstanding shares of all classes of the Company's common stock as of the last day of the immediately preceding calendar year, unless the Company’s board of directors determines prior to the last trading day of December of the immediately preceding calendar year that the increase shall be less than 4.0%. As of September 30, 2025, there were 2,541,852 shares of equity awards available to grant under the 2018 Plan.
In September 2020, the Company adopted the 2020 Acquisition Equity Incentive Plan (the “2020 Inducement Plan”) under which the Company may grant up to 1,500,000 stock options and other equity-based awards to individuals that were not previously employees of the Company or its subsidiaries in connection with acquisitions, as a material inducement to the individual's entry into employment with the Company or its subsidiaries within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. In May 2021, the Company amended the 2020 Inducement Plan to increase the number of shares of the Company's Class A common stock available for issuance from 1,500,000 to 3,000,000 shares. As of September 30, 2025, there were 1,914,822 shares of equity awards available for grant under the 2020 Inducement Plan.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
Share-based compensation expense includes the estimated effects of forfeitures, which will be adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.
The Company has issued stock option awards under the 2018 Plan and the 2020 Inducement Plan. The fair value of the stock option awards during the years ended September 30, 2025 and 2024 was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	September 30, 2025	September 30, 2024
Expected volatility(1)	49.8%	52.1%
Expected dividend yield(2)	—%	—%
Expected term(3)	6 years	6 years
Risk-free interest rate(4)	4.1%	4.1%
_________________
1.For the year ended September 30, 2025, expected volatility is based on the volatility of the Company's own share price. For the year ended September 30, 2024, expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.
2.The Company has assumed a dividend yield of zero as management has no plans to declare dividends in the foreseeable future.
3.Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method as details of employee exercise behavior are limited due to limited historical data.
4.The risk-free rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.

A summary of stock option activity for the year ended September 30, 2025 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at September 30, 2024	9,120,944	$24.48
Granted	140,000	25.62
Exercised	(1,137,563)	23.02
Forfeited and cancelled	(242,145)	27.63
Outstanding at September 30, 2025	7,881,236	$24.61

Exercisable at September 30, 2025	6,650,666	$25.11
The weighted-average grant date fair value of stock options granted during the year ended September 30, 2025 was $13.66.
As of September 30, 2025, there were 7,881,236 stock options outstanding, of which 6,650,666 were exercisable. As of September 30, 2025, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $10,174, which is expected to be recognized over a weighted-average period of 2.2 years.
The total fair value of stock options that vested during the year ended September 30, 2025 was $11,942.
In connection with the sale of the Merchant Services Business, during the year ended September 30, 2024, the Company fully accelerated the vesting period for 188,482 options (to the extent not previously vested) held by employees of the Merchant Services Business immediately prior to the closing of the divestiture.
In connection with the sale of the Healthcare RCM Business, during the year ended September 30, 2025, the Company fully accelerated the vesting period for 40,853 options (to the extent not previously vested) held by employees of the Healthcare RCM Business immediately prior to the closing of the divestiture.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
Restricted Stock Units
The Company has issued Class A common stock in the form of restricted stock units ("RSUs") under the 2018 Plan.
A summary of activity related to restricted stock units as of September 30, 2025 is as follows:

	Restricted Stock Units	Weighted Average Exercise Price
Outstanding at September 30, 2024	771,214	$22.71
Granted	755,649	26.58
Vested	(299,763)	23.55
Forfeited and cancelled	(66,459)	23.30
Outstanding at September 30, 2025	1,160,641	$24.89
The weighted-average grant date fair value of RSUs granted during the year ended September 30, 2025 was $26.58.
As of September 30, 2025, total unrecognized compensation expense related to unvested RSUs, including an estimate for pre-vesting forfeitures, was $17,645, which is expected to be recognized over a weighted average period of 2.8 years.
The total fair value of RSUs that vested during the year ended September 30, 2025 was $7,220.
In connection with the sale of the Merchant Services Business, during the year ended September 30, 2024, the Company fully accelerated the vesting period for 173,230 RSUs (to the extent not previously vested) held by employees of the Merchant Services Business immediately prior to the closing of the divestiture.
In connection with the sale of the Healthcare RCM Business, during the year ended September 30, 2025, the Company fully accelerated the vesting period for 96,613 RSUs (to the extent not previously vested) held by employees of the Healthcare RCM Business immediately prior to the closing of the divestiture.

17. COMMITMENTS AND CONTINGENCIES
Leases
The Company utilizes office space and equipment under operating leases. Rent expense from continuing operations under these leases amounted to $2,236, $2,859 and $2,927 during the years ended September 30, 2025, 2024 and 2023, respectively. Refer to Note 14 for further discussion and a table of the future minimum payments under these leases.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
Contract Commitments
We have contractual obligations primarily for third-party technology services and licenses. Certain agreements are fixed for the duration of the contracts and may require us to pay minimum fees. As of September 30, 2025, the remaining aggregate minimum contractual commitment under these arrangements was approximately $15,857, which exclude contract commitments that have been prepaid. Future minimum payments, including contracts with a remaining term of less than one year, based on these contractual agreements are as follows:

Years ending September 30:
2026	$7,953
2027	6,654
2028	1,042
2029	61
2030	13
Thereafter	134
Total	$15,857
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
PaySchools Litigation
On May 16, 2025, Suzanne Hess, individually and on behalf of a putative class of citizens of the State of New York, filed a Class Action Complaint and Demand for Jury Trial (as amended on October 10, 2025, the “Complaint”), in the Supreme Court of the State of New York, Nassau County, against i3 Verticals, LLC and CP-DBS, LLC d/b/a “PaySchools”, a subsidiary of i3 Verticals, LLC. The damages claimed in the Complaint relate to services offered by PaySchools that enable parents, guardians and caregivers to fund lunches for students in certain New York school districts, and allegedly unlawful practices by PaySchools related to the fees charged for these school lunch services. The plaintiff seeks unspecified monetary damages, restitution, disgorgement, and attorneys’ fees and costs, as well as injunctive relief prohibiting PaySchools from charging transaction-based fees.
On June 20, 2025, the matter was removed to the United States District Court for the Eastern District of New York. PaySchools filed a motion to dismiss the Complaint on October 30, 2025, which remains pending.

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

18. RELATED PARTY TRANSACTIONS
In connection with the Company's IPO, the Company and i3 Verticals, LLC entered into a Tax Receivable Agreement with the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that it actually realizes, or in some circumstances, is deemed to realize in its tax reporting, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of Common Units of i3 Verticals, LLC for

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
Class A common stock of i3 Verticals, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. See Note 13 for further information. As of September 30, 2025, the total amount due under the Tax Receivable Agreement was $34,911.
On January 23, 2025, the Company and i3 Verticals, LLC effected certain recapitalization actions in order to reduce excess cash held at the Company as a result of its “Up-C” structure following a tax distribution received by the Company and the Continuing Equity Owners earlier in January 2025 (the “LLC Tax Distribution”) related to the taxable income associated with the gain on the sale of the Merchant Services Business completed in September 2024 that was anticipated to be recognized for 2024 federal income tax purposes by members of i3 Verticals, LLC. As a result of differences in the amount of net taxable income allocable to the Company and to the Continuing Equity Owners and the higher assumed tax rate of the Continuing Equity Owners than the tax rate of the Company, this LLC Tax Distribution resulted in the Company holding cash in excess of the Company’s tax liabilities, its obligation to make payments under its the Tax Receivable Agreement, and any other expected liabilities of the Company.
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

19. SEGMENT REPORTING
The Company determines its operating segments based on ASC 280, Segment Reporting, in alignment with how the chief operating decision monitors and manages the performance of the business as well as the level at which financial information is reviewed. The accounting policies of the Company’s one reportable segment are the same as those described in the summary of significant accounting policies in Note 3.
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
Additionally, as noted above, on May 5, 2025, the Company completed the sale of the equity interests of the Healthcare RCM Acquired Entities, which owned and operated the Healthcare RCM Business, including its associated proprietary technology. The Healthcare RCM Business comprised a majority of the Company's former Healthcare segment. As a result of the sale of the Healthcare RCM Business, the historical results have been reflected as discontinued operations in our consolidated financial statements, and the Company no longer presents a Healthcare segment. See Note 2 to our consolidated financial statements for additional information.
After giving effect to the disposition of the Healthcare RCM Business, the Company's core business for continuing operations is providing mission-critical enterprise software solutions to its public sector customers. Taking into account the impact of the disposition of the Healthcare RCM Business, the Company determined that it had one operating segment and one reportable segment as of June 30, 2025, and accordingly has updated its segment presentation to reflect this determination. This change in our segment presentation is consistent with how the chief operating decision maker ("CODM"), the Company's Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance (which is based on consolidated information) as further noted below.
The Company's business has products and solutions that create an efficient flow of information. The Company's public sector software solutions help its customers provide more responsive and efficient services to their citizens and stakeholders. The Company has one operating and reportable segment, which derives revenues from a broad range of offerings tailored to its market. The Company's revenue is primarily derived from enterprise software solutions, which can include SaaS, transaction-based fees, ongoing software maintenance and support, software licenses, and other professional services related to the Company's software offerings. Additional revenue is derived from enabling payments within the Company's software platforms.
As the Company has a single operating segment and single reportable segment and is managed on a consolidated basis, the measure of segment profit or loss that the CODM uses to allocate resources and assess performance is consolidated net income as reported in the Consolidated Statements of Operations. The CODM uses this key measure to evaluate operating performance and considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources to the segment.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
The following is a summary of reportable segment operating performance and significant expenses, reconciled to the Company's consolidated net income (loss) for continuing operations for the years ended September 30, 2025, 2024 and 2023:

	As of and for the Year ended September 30,
	2025	2024	2023
Revenue	$213,158	$191,232	$189,681
Less:
Other costs of services (excluding depreciation and amortization)(1)	65,847	59,638	53,294
People operating expenses(1)	62,936	56,140	59,203
Technology operating expenses(1)	8,887	7,340	6,500
Other operating expenses(2)	17,953	17,651	18,892
Other segment expenses(3)	51,917	66,508	76,600
Net income	$5,618	$(16,045)	$(24,808)
____________________
1.Refer to Note 3 for discussion of the change in the current and prior period presentation.
2.Other operating expenses includes rent expense, travel and entertainment, office expense, professional services expense, advertising and trade shows expense and immaterial miscellaneous other operating expenses.
3.Other segment expenses includes stock compensation expense, M&A-related expenses, other taxes and one-time expenses, depreciation and amortization, change in fair value of contingent consideration, interest expense, other (income) expense, and income tax expense.

Revenues from external customers are attributed to geographic areas based on the location of the customer. For the years ended September 30, 2025, 2024 and 2023, the majority of the Company’s revenues were derived from customers located in the United States, the Company’s country of domicile. Revenues from foreign countries, primarily Canada, were not considered significant for separate disclosure. The basis for attributing revenues to geographic areas is the location of the customer receiving the goods or services.
The Company has not disclosed expenditures on long-lived assets as such expenditures are not reviewed by or provided to the chief operating decision maker.
The measure of segment assets is reported on the balance sheet as total consolidated assets.
20. NON-CONTROLLING INTEREST
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
As of September 30, 2025, and 2024, respectively, i3 Verticals, Inc. owned 23,983,125 and 23,882,035 of i3 Verticals, LLC's Common Units, representing a 74.1% and 70.4% economic ownership interest in i3 Verticals, LLC.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
The following table summarizes the impact on equity due to changes in the Company's ownership interest in i3 Verticals, LLC:

	Year ended September 30,
	2025	2024	2023
Net income (loss) attributable to non-controlling interest	$8,630	$61,789	$(1,841)
Transfers to (from) non-controlling interests:
Distributions to non-controlling interest holders	(3,021)	(25,608)	—
Redemption of common units in i3 Verticals, LLC	(18,301)	(576)	(224)
Recapitalization from contribution to i3 Verticals, LLC	5,689	—	—
Allocation of equity (from) to non-controlling interests	(481)	8,470	4,305
Net transfers (from) to non-controlling interests	(16,114)	(17,714)	4,081
Change from net income attributable (from) to non-controlling interests and transfers to non-controlling interests	$(7,484)	$44,075	$2,240
See Note 18 for information regarding certain recapitalization actions the Company and i3 Verticals, LLC effected during the year ended September 30, 2025 in order to reduce excess cash held at the Company as a result of its “Up-C” structure, which adjusted the Company’s and the Continuing Equity Holders’ respective ownership interests in i3 Verticals, LLC.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
21. EARNINGS PER SHARE
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock from continuing operations:

	Year ended September 30,
	2025	2024	2023
Basic and diluted net income (loss) per share:
Numerator
Net income (loss)	$5,618	$(16,045)	$(24,808)
Less: Net income (loss) attributable to non-controlling interests	1,991	(5,191)	(8,192)
Net income (loss) attributable to Class A common stockholders	$3,627	$(10,854)	$(16,616)
Denominator
Weighted average shares of Class A common stock outstanding	23,911,250	23,419,421	23,137,586
Basic and diluted net income (loss) per share(2)	$0.15	$(0.46)	$(0.72)

Dilutive net income per share:
Numerator
Net income attributable to Class A common stockholders - diluted(1)	$3,627
Denominator
Weighted average shares of Class A common stock outstanding	23,911,250
Weighted average effect of dilutive securities(1)	1,159,588
Weighted average shares of Class A common stock outstanding - diluted	25,070,838
Diluted net income per share	$0.14
____________________
1.For the year ended September 30, 2025, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net income per share of Class A common stock:
a.9,114,846 shares of weighted average Class A common stock along with the reallocation of net income assuming conversion of these shares (which represents the tax effected net income attributable to non-controlling interest using the effective income tax rates described in Note 13 above and assuming all common units of i3 Verticals, LLC were exchanged for Class A common stock at the beginning of the period), were excluded because the effect would have been anti-dilutive, and
b.3,421,605 stock options were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive.
2.For the years ended September 30, 2024 and 2023, all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted earnings per share of Class A common stock:
a.10,067,399 and 10,109,247 shares of weighted average Class A common stock for the years ended September 30, 2024 and 2023, respectively, along with the reallocation of net income assuming conversion of these shares (which represents the tax effected net income attributable to non-controlling interest using the effective income tax rates described in Note 13 above and assuming all common units of i3 Verticals, LLC were exchanged for Class A common stock at the beginning of the period), were excluded because the effect would have been anti-dilutive,
b.7,701,564 and 5,580,144 options to purchase shares of Class A common stock for the years ended September 30, 2024 and 2023, respectively, were excluded because the exercise price of these options exceeded the average market price of the Company's Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
c.392,343 and 723,898 shares of Class A common stock for the years ended September 30, 2024 and 2023, respectively, resulting from estimated stock option exercises and restricted stock units vesting as calculated by the treasury stock method were excluded because the effect of including them would have been anti-dilutive.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock from discontinued operations:

	Year ended September 30,
	2025	2024	2023
Basic net income per share:
Numerator
Net income	$20,885	$191,175	$22,156
Less: Net income attributable to non-controlling interests	6,639	66,980	6,351
Net income attributable to Class A common stockholders	$14,246	$124,195	$15,805
Denominator
Weighted average shares of Class A common stock outstanding	23,911,250	23,419,421	23,137,586
Basic net income per share(3)	$0.60	$5.30	$0.68

Dilutive net income per share:
Numerator
Net income attributable to Class A common stockholders	$14,246
Reallocation of net income assuming conversion of common units(1)	5,066
Net income attributable to Class A common stockholders - diluted	$19,312
Denominator
Weighted average shares of Class A common stock outstanding	23,911,250
Weighted average effect of dilutive securities(2)	10,274,434
Weighted average shares of Class A common stock outstanding - diluted	34,185,684
Diluted net income per share	$0.56
__________________________
1.The reallocation of net income assuming conversion of common units represents the tax effected net income attributable to non-controlling interest using the effective income tax rates described in Note 13 above and assuming all common units of i3 Verticals, LLC were exchanged for Class A common stock at the beginning of the period. The common units of i3 Verticals, LLC held by the Continuing Equity Owners are potentially dilutive securities, and the computations of diluted net income per share assume that all common units of i3 Verticals, LLC were exchanged for shares of Class A common stock at the beginning of the period.
2.For the years ended September 30, 2025, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net income per share of Class A common stock:
a.3,421,605 stock options were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive.
3.For the years ended September 30, 2024 and 2023, net income (loss) from continuing operations attributable to i3 Verticals, Inc. was in a loss position, so diluted net income per share of Class A common stock for discontinued operations is computed in the same manner as basic net income per share of Class A common stock for discontinued operations. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net income per share of Class A common stock for discontinued operations:
a.10,067,399 and 10,109,247 shares of weighted average Class A common stock for the years ended September 30, 2024 and 2023, respectively, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive,
b.7,701,564 and 5,580,144 stock options for the years ended September 30, 2024 and 2023, respectively, were excluded because the exercise price of these stock options exceeded the average market price of the Company's Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.392,343 and 723,898 shares of Class A common stock for the years ended September 30, 2024 and 2023, respectively, resulting from estimated stock option exercises and restricted stock units vesting as calculated by the treasury stock method were excluded because the effect of including them would have been anti-dilutive.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock from consolidated operations:

	Year ended September 30,
	2025	2024	2023
Basic net income (loss) per share:
Numerator
Net income (loss)	$26,503	$175,130	$(2,652)
Less: Net income (loss) attributable to non-controlling interests	8,630	61,789	(1,841)
Net income (loss) attributable to Class A common stockholders	$17,873	$113,341	$(811)
Denominator
Weighted average shares of Class A common stock outstanding	23,911,250	23,419,421	23,137,586
Basic net income (loss) per share	$0.75	$4.84	$(0.04)

Dilutive net income (loss) per share:
Numerator
Net income (loss) attributable to Class A common stockholders	$17,873	$113,341	$(811)
Reallocation of net income (loss) assuming conversion of common units(1)	6,586	46,978	(1,391)
Net income (loss) attributable to Class A common stockholders - diluted	$24,459	$160,319	$(2,202)
Denominator
Weighted average shares of Class A common stock outstanding	23,911,250	23,419,421	23,137,586
Weighted average effect of dilutive securities(2)	10,274,434	10,459,742	10,109,247
Weighted average shares of Class A common stock outstanding - diluted	34,185,684	33,879,163	33,246,833
Diluted net income (loss) per share	$0.72	$4.73	$(0.07)
__________________________
1.The reallocation of net income assuming conversion of common units represents the tax effected net income attributable to non-controlling interest using the effective income tax rates described in Note 13 above and assuming all common units of i3 Verticals, LLC were exchanged for Class A common stock at the beginning of the period. The common units of i3 Verticals, LLC held by the Continuing Equity Owners are potentially dilutive securities, and the computations of diluted net income per share assume that all common units of i3 Verticals, LLC were exchanged for shares of Class A common stock at the beginning of the period.
2.For the years ended September 30, 2025, 2024 and 2023 the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net income per share of Class A common stock:
a.3,421,605, 7,701,564 and 5,580,144 stock options for the years ended September 30, 2025, 2024 and 2023, respectively, were excluded because the exercise price of these stock options exceeded the average market price of the Company's Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
b.723,898 shares for the year ended September 30, 2023 resulting from estimated stock option exercises and restricted stock units vesting as calculated by the treasury stock method were excluded because the effect of including them would have been anti-dilutive.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
Since in September 2022 the Company made the irrevocable election to settle the principal portion of its Exchangeable Notes only in cash, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread would have a dilutive impact on diluted net income per share of common stock when the average market price of the Company's Class A common stock for a given period exceeds the exchange price of $40.87 per share for the Exchangeable Notes. The Exchangeable Notes matured in February 2025 and the Company paid the entire remaining principal balance.
The Warrants sold in connection with the issuance of the Exchangeable Notes are considered to be dilutive when the average price of the Company's Class A common stock during the period exceeds the Warrants' stock price of $62.88 per share. The effect of the additional shares that may have been issued upon exercise of the Warrants would be included in the weighted average shares of Class A common stock outstanding—diluted using the treasury stock method. The Note Hedge Transactions purchased in connection with the issuance of the Exchangeable Notes were considered to be anti-dilutive and therefore did not impact our calculation of diluted net income per share. The Note Hedge Transactions expired in February 2025 upon the maturity and payment in full of the Exchangeable Notes. Refer to Note 11 for further discussion regarding the Exchangeable Notes.
Shares of the Company's Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

22. SIGNIFICANT NON-CASH TRANSACTIONS
The Company engaged in the following significant non-cash investing and financing activities during the years ended September 30, 2025, 2024, and 2023, which are reported on a consolidated basis. See Note 2 for significant non-cash investing and financing activities from discontinued operations for major captions on the consolidated financial statements.

	Year ended September 30,
	2025	2024	2023
Restricted Class A common stock issued as part of acquisition purchase consideration (Note 5)	$—	$7,517	$2,000
Acquisition date fair value of contingent consideration in connection with business combinations	$1,260	$2,130	$760
Residual buyouts financed through principal and interest forgiveness of a loan	$—	$—	$5,860
Replacement of the Prior Senior Secured Credit Facility with the 2023 Senior Secured Credit Facility	$—	$—	$284,000
Debt issuance costs financed with proceeds from the 2023 Senior Secured Credit Facility	$—	$—	$2,386
Accrued interest financed with proceeds from the 2023 Senior Secured Credit Facility	$—	$—	$1,617
Right-of-use assets obtained in exchange for operating lease obligations	$288	$2,605	$927

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
23. QUARTERLY INFORMATION (UNAUDITED)
The tables below present summarized unaudited quarterly results of operations for the years ended September 30, 2025 and 2024. Management believes that all necessary adjustments have been included in the amounts stated below for a fair presentation of the results of operations for the periods presented when read in conjunction with the consolidated financial statements for the years ended September 30, 2025 and 2024. Results of operations for a particular quarter are not necessarily indicative of results of operations for an annual period and are not predictive of future periods.

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,
Fiscal Year 2025:
Revenue	$54,901	$51,901	$54,135	$52,221
Other costs of services	17,698	16,733	16,580	15,576
Income (loss) from operations	1,476	(4,813)	5,061	2,053

Net income (loss) from continuing operations attributable to i3 Verticals, Inc.	1,163	(410)	1,019	1,855
Net income (loss) from discontinued operations attributable to i3 Verticals, Inc.	1,926	13,292	(1,173)	201
Net income (loss) attributable to i3 Verticals, Inc.	$3,089	$12,882	$(154)	$2,056

Basic net income (loss) per share from continuing operations attributable to i3 Verticals, Inc	$0.05	$(0.02)	$0.04	$0.08
Diluted net income (loss) per share from continuing operations attributable to i3 Verticals, Inc.(1)(8)	$0.04	$(0.03)	$0.04	$0.08
Basic net income (loss) per share from discontinued operations attributable to i3 Verticals, Inc	$0.08	$0.55	$(0.05)	$0.01
Diluted net income (loss) per share from discontinued operations attributable to i3 Verticals, Inc.(2)(3)(8)	$0.07	$0.55	$(0.05)	$0.01

Fiscal Year 2024:
Revenue	$51,323	$46,183	$48,504	$45,222
Other costs of services	16,094	15,287	15,194	13,942
Income (loss) from operations	3,411	(1,310)	1,979	276

Net income (loss) from continuing operations attributable to i3 Verticals, Inc.	6,462	(11,799)	(1,982)	(3,535)
Net income from discontinued operations attributable to i3 Verticals, Inc.	111,448	4,254	3,860	4,633
Net income (loss) attributable to i3 Verticals, Inc.	$117,910	$(7,545)	$1,878	$1,098

Basic net income (loss) per share from continuing operations attributable to i3 Verticals, Inc.	$0.27	$(0.50)	$(0.08)	$(0.15)
Diluted net income (loss) per share from continuing operations attributable to i3 Verticals, Inc.(4)(5)(8)	$0.19	$(0.50)	$(0.08)	$(0.15)
Basic net income per share from discontinued operations attributable to i3 Verticals, Inc	$4.71	$0.18	$0.17	$0.20
Diluted net income per share from discontinued operations attributable to i3 Verticals, Inc.(6)(7)(8)	$4.61	$0.18	$0.17	$0.20

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
1.For the three months ended September 30, 2025; June 30, 2025; March 31, 2025; and December 31, 2024, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net (loss) income per share of Class A common stock from continuing operations:
a.9,408,427 weighted average shares of Class B common stock for the three months ended March 31, 2025, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive,
b.1,681,255, 4,362,416, 4,227,718 and 6,236,721 stock options for the three months ended September 30, 2025; June 30, 2025; March 31, 2025; and December 31, 2024, respectively, were excluded because the exercise price of these stock options exceeded the average market price of the Company's Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive.
c.952,796 shares for the three months ended June 30, 2025, resulting from estimated stock option exercises and restricted stock units vesting as calculated by the treasury stock method were excluded because of the effect of including them would have been anti-dilutive.
2.For the three months ended September 30, 2025, March 31, 2025 and December 31, 2024, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net income per share of Class A common stock from discontinued operations:
a.9,408,427 and 10,026,180 weighted average shares of Class B common stock for the three months ended March 31, 2025, and December 31, 2024, respectively, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive,
b.1,681,255, 4,227,718 and 6,236,721 stock options for the three months ended September 30, 2025, March 31, 2025, and December 31, 2024, were excluded because the exercise price of these stock options exceeded the average market price of the Company's Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.299,505 shares for the three months ended March 31, 2025 resulting from estimated stock option exercises and restricted stock units vesting as calculated by the treasury stock method were excluded because of the effect of including them would have been anti-dilutive.
3.For the three months ended June 30, 2025, net income (loss) from continuing operations attributable to i3 Verticals, Inc. was in a loss position, so diluted net income per share of Class A common stock for discontinued operations is computed in the same manner as basic net income per share of Class A common stock for discontinued operations. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net loss per share of Class A common stock from discontinued operations:
a.8,637,499 weighted average shares of Class B common stock, along with the reallocation of net income assuming conversion of these shares, were excluded,
b.4,362,416 stock options were excluded because the exercise price of these stock options exceeded the average market price of the Company's Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.952,796 shares resulting from estimated stock option exercises and restricted stock units vesting as calculated by the treasury stock method were excluded.
4.For the three months ended September 30, 2024 the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net income per share of Class A common stock from continuing operations:
a.6,679,386 stock options were excluded because the exercise price of these stock options exceeded the average market price of the Company's Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive.
5.For the three months ended June 30, 2024; March 31, 2024; December 31, 2023, all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net loss per share of Class A common stock from continuing operations:
a.10,052,017, 10,091,604 and 10,093,394 weighted average shares of Class B common stock for the three months ended June 30, 2024; March 31, 2024; and December 31, 2023, respectively, along with the reallocation of net income assuming conversion of these shares, were excluded because the effect would have been anti-dilutive,
b.7,764,984, 7,852,595 and 7,496,394 stock options for the three months ended June 30, 2024; March 31, 2024; and December 31, 2023, respectively, were excluded because the exercise price of these stock options exceeded the average market price of the Company's Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.234,503, 387,235 and 467,777 shares for the three months ended June 30, 2024; March 31, 2024; and December 31, 2023, respectively, resulting from estimated stock option exercises and restricted stock units vesting as calculated by the treasury stock method were excluded because of the effect of including them would have been anti-dilutive.

i3 VERTICALS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share and per share amounts)
6.For the three months ended September 30, 2024 the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net income per share of Class A common stock from discontinued operations:
a.6,679,386 stock options were excluded because the exercise price of these stock options exceeded the average market price of the Company's Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive.
7.For the three months ended June 30, 2024; March 31, 2024; and December 31, 2023, net income (loss) from continuing operations attributable to i3 Verticals, Inc. was in a loss position, so diluted net income per share of Class A common stock for discontinued operations is computed in the same manner as basic net income per share of Class A common stock for discontinued operations. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net loss per share of Class A common stock from discontinued operations:
a.10,052,017, 10,091,604, and 10,093,394 weighted average shares of Class B common stock for the three months ended June 30, 2024; March 31, 2024; and December 31, 2023, respectively, along with the reallocation of net income assuming conversion of these shares, were excluded,
b.7,764,984, 7,852,595, and 7,496,394 stock options for the three months ended June 30, 2024; March 31, 2024; and December 31, 2023, respectively, were excluded because the exercise price of these stock options exceeded the average market price of the Company's Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.234,503, 387,235, and 467,777 shares for the three months ended June 30, 2024; March 31, 2024; and December 31, 2023, respectively, resulting from estimated stock option exercises and restricted stock units vesting as calculated by the treasury stock method were excluded.
8.The reallocation of net income assuming conversion of common units represents the tax effected net income attributable to non-controlling interest using the effective income tax rates described in Note 13 above and assuming all common units of i3 Verticals, LLC were exchanged for Class A common stock at the beginning of the period. The common units of i3 Verticals, LLC held by the Continuing Equity Owners are potentially dilutive securities, and the computations of diluted net income per share assume that all common units of i3 Verticals, LLC were exchanged for shares of Class A common stock at the beginning of the period.

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
Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on such assessment our management has concluded that, as of September 30, 2025, our internal control over financial reporting is effective based on those criteria.
Our internal control over financial reporting as of September 30, 2025 has been audited by the independent registered public accounting firm, Deloitte & Touche LLP, who also audited our financial statements. The attestation report on our internal control over financial reporting from Deloitte & Touche LLP appears below.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2025 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of i3 Verticals, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of i3 Verticals, Inc. and subsidiaries (the "Company") as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2025 , of the Company and our report dated November 21, 2025, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Nashville, Tennessee
November 21, 2025

Item 9B. Other Information
None. Without limiting the generality of the foregoing, during the three months ended September 30, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regrading Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2026 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2025.
Code of Conduct
We have adopted a Corporate Code of Conduct that applies to all of our directors, officers and employees. Our Board of Directors expects its members, as well as our officers and employees, to act in accordance with the highest standards of ethical business conduct. The Corporate Code of Conduct, as well as the charters of the, Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, are available on the Investor Relations section of our website at www.i3Verticals.com under the captions “Investors” and “Corporate Governance.” Upon the written request of any person, we will furnish, without charge, a copy of any of these documents. Requests should be directed to i3 Verticals, Inc., 40 Burton Hills Blvd., Suite 415, Nashville, Tennessee 37215, Attention: Paul Maple, General Counsel. We intend to disclose any amendments to our Corporate Code of Conduct and any waiver from a provision of our code, as required by the SEC, on our website.
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

Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2026 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2026 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2026 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2025.

Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to the Proxy Statement for the 2026 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2025.

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
(a)(3) Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

2.1#	Securities Purchase Agreement, dated as of June 26, 2024, by and among i3 Verticals, LLC, i3 Holdings Sub, Inc., Payroc Buyer, LLC, Payroc WorldAccess, LLC, solely for purposes of certain terms set forth therein, and i3 Verticals, Inc., solely for purposes of certain terms set forth therein.	8-K	001-38532	2.1	6/26/24

2.2#	Securities Purchase Agreement, dated as of May 5, 2025, by and among i3 Verticals, LLC, i3 Healthcare Solutions, LLC and Infinx, Inc.	8-K	001-38532	2.1	5/6/25

3.1	Amended and Restated Certificate of Incorporation of i3 Verticals, Inc.	8-K	001-38532	3.1	6/25/18

3.2	Amended and Restated Bylaws	8-K	001-38532	3.2	11/16/22

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1	333-225214	4.1	5/25/18

4.2	Description of Securities	10-K	001-38532	4.2	11/22/19

10.1	Form of Tax Receivable Agreement	S-1	333-225214	10.2	5/25/18

10.2	Form of Registration Rights Agreement	S-1	333-225214	10.3	5/25/18

10.3	Limited Liability Company Agreement of i3 Verticals, LLC	8-K	001-38532	10.3	6/25/18

10.4+	2018 Equity Incentive Plan	S-1	333-225214	10.24	5/25/18

10.5+	Form of Restricted Stock Award Agreement under 2018 Equity Incentive Plan	S-1	333-225214	10.25	5/25/18

10.6+	Form of Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan	10-K	001-38532	10.7	11/25/24

10.7+	Form of Stock Option Award Agreement under 2018 Equity Incentive Plan	S-1	333-225214	10.26	5/25/18

10.8+	Employment Agreement, effective as of May 5, 2014, by and between Charge Payment, LLC and Clay M. Whitson	S-1	333-225214	10.27	5/25/18

10.9+	Change in Control Agreement, dated as of May 10, 2017, by and between i3 Verticals, LLC and Paul Maple	S-1	333-225214	10.28	5/25/18

10.10+	Form of Indemnification Agreement	S-1	333-225214	10.29	5/25/18

10.11+	i3 Verticals, Inc. 2020 Acquisition Equity Incentive Plan	8-K	001-38532	10.1	9/9/20

10.12+	Form of Restricted Stock Award Agreement under i3 Verticals, Inc. 2020 Acquisition Equity Incentive Plan	8-K	001-38532	10.2	9/9/20

10.13+	Form of Restricted Stock Unit Award Agreement under i3 Verticals, Inc. 2020 Acquisition Equity Incentive Plan	10-K	001-38532	10.17	11/25/24

10.14+	Form of Stock Option Award Agreement under 2020 Acquisition Equity Incentive Plan	8-K	001-38532	10.3	9/9/20

10.15+	First Amendment to the i3 Verticals, Inc. 2020 Acquisition Equity Incentive Plan	8-K	001-38532	10.1	5/10/21

10.16+	Form of Performance-based Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan	10-K	001-38532	10.29	11/18/22

10.17	First Amendment to Tax Receivable Agreement, by and among i3 Verticals, Inc., i3 Verticals, LLC and the members of i3 Verticals, LLC party thereto	10-K	001-38532	10.30	11/18/22

10.18	Credit Agreement, dated as of May 8, 2023, among i3 Verticals, LLC, the guarantor and lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent	10-Q	001-38532	10.1	5/10/23

10.19	First Amendment to Credit Agreement, dated as of June 26, 2024, by and among i3 Verticals, LLC, the guarantors and lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-38532	10.1	6/26/24

10.20	Security and Pledge Agreement, dated as of May 8, 2023, among i3 Verticals, LLC, the obligor parties thereto and JPMorgan Chase Bank, N.A., as administrative agent	10-Q	001-38532	10.2	5/10/23

10.21	Amendment No. 1 to Limited Liability Company Agreement of i3 Verticals, LLC, dated January 23, 2025	10-Q	001-38532	10.1	2/7/25

10.22	Letter Agreement re. Credit Agreement, dated February 11, 2025, by and among i3 Verticals, LLC, the guarantors and lenders party to the Credit Agreement and JPMorgan Chase Bank, N.A., as administrative agent	10-Q	001-38532	10.2	5/9/25

10.23	Second Amendment to Credit Agreement, dated as of May 5, 2025, by and among i3 Verticals, LLC, the guarantors and lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-38532	10.1	5/6/25

19.1	Insider Trading Policy of i3 Verticals, Inc.	10-K	001-38532	19.1	11/25/24

21.1*	List of subsidiaries of i3 Verticals, Inc.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14a under the Securities Exchange Act of 1934. as amended

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	i3 Verticals, Inc. Compensation Recoupment Policy	10-K	001-38532	97	11/22/23

101.INS*	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

i3 Verticals, Inc.

		By:	/s/ Gregory Daily
Gregory Daily
Chief Executive Officer

Date:	November 21, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gregory Daily	Chief Executive Officer and Director	November 21, 2025
Gregory Daily	(Principal Executive Officer)

/s/ Clay Whitson	Chief Strategy Officer and Director	November 21, 2025
Clay Whitson

/s/ Geoff Smith	Chief Financial Officer	November 21, 2025
Geoff Smith	(Principal Financial Officer and Principal Accounting Officer)

/s/ Elizabeth Seigenthaler Courtney	Director	November 21, 2025
Elizabeth Seigenthaler Courtney

/s/ John Harrison	Director	November 21, 2025
John Harrison

/s/ Decosta Jenkins	Director	November 21, 2025
Decosta Jenkins

/s/ Timothy McKenna	Director	November 21, 2025
Timothy McKenna

/s/ David Morgan	Director	November 21, 2025
David Morgan

/s/ David Wilds	Director	November 21, 2025
David Wilds