Form 10-Q
period 2025-12-31
i3 Verticals, Inc.
filed 2026-02-06
CIK 1728688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of February 5, 2026, there were 22,094,170 outstanding shares of Class A common stock, $0.0001 par value per share, and 8,381,681 outstanding shares of Class B common stock, $0.0001 par value per share.

PART I. - FINANCIAL INFORMATION
Item 1.    Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	December 31,	September 30,
	2025	2025
Assets
Current assets
Cash and cash equivalents	$37,523	$66,672
Accounts receivable, net	47,812	58,467
Settlement assets	1,400	411
Prepaid expenses and other current assets	13,654	12,075
Total current assets	100,389	137,625
Property and equipment, net	6,319	7,181
Restricted cash	250	250
Capitalized software, net	46,930	48,314
Goodwill	248,469	248,469
Intangible assets, net	132,938	135,797
Deferred tax asset	48,378	49,058
Operating lease right-of-use assets	4,473	4,577
Other assets	7,785	7,140
Total assets	$595,931	$638,411

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$4,112	$6,248
Accrued expenses and other current liabilities	20,743	24,525
Settlement obligations	1,400	411
Deferred revenue	34,198	37,678
Current portion of operating lease liabilities	1,806	1,827
Total current liabilities	62,259	70,689
Long-term tax receivable agreement obligations	32,386	32,191
Operating lease liabilities, less current portion	2,791	2,964
Other long-term liabilities	15,154	14,844
Total liabilities	112,590	120,688
Commitments and contingencies (see Note 14)
Stockholders' equity
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2025 and September 30, 2025	—	—
Class A common stock, par value $0.0001 per share, 150,000,000 shares authorized; 22,609,537 and 23,983,125 shares issued and outstanding as of December 31, 2025 and September 30, 2025, respectively	2	2
Class B common stock, par value $0.0001 per share, 40,000,000 shares authorized; 8,381,681 and 8,381,681 shares issued and outstanding as of December 31, 2025 and September 30, 2025, respectively	1	1
Additional paid-in capital	239,749	271,310
Accumulated earnings	118,754	118,270
Total stockholders' equity	358,506	389,583
Non-controlling interest	124,835	128,140
Total equity	483,341	517,723
Total liabilities and equity	$595,931	$638,411

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended December 31,
	2025	2024

Revenue	$52,671	$52,221

Operating expenses
Other costs of services (excluding depreciation and amortization)	17,582	15,576
Selling, general and administrative	26,989	26,479
Depreciation and amortization	6,865	6,861
Change in fair value of contingent consideration	(374)	1,252
Total operating expenses	51,062	50,168

Income from operations	1,609	2,053

Other (income) expenses
Interest expense	381	680
Other income	(561)	(1,826)
Total other income	(180)	(1,146)

Income before income taxes	1,789	3,199

Provision for income taxes	704	409

Net income from continuing operations	1,085	2,790
Net (loss) income from discontinued operations, net of income taxes	(138)	318
Net income	947	3,108

Net income from continuing operations attributable to non-controlling interest	509	935
Net (loss) income from discontinued operations attributable to non-controlling interest	(46)	117
Net income attributable to non-controlling interest	463	1,052

Net income from continuing operations attributable to i3 Verticals, Inc.	576	1,855
Net (loss) income from discontinued operations attributable to i3 Verticals, Inc.	(92)	201
Net income attributable to i3 Verticals, Inc.	$484	$2,056

Net income per share attributable to Class A common stockholders from continuing operations:
Basic	$0.02	$0.08
Diluted	$0.02	$0.08
Net (loss) income per share attributable to Class A common stockholders from discontinued operations:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01
Weighted average shares of Class A common stock outstanding:
Basic, for continuing operations	23,675,075	23,551,352
Diluted, for continuing operations	25,091,754	34,057,196
Basic, for discontinued operations	23,675,075	23,551,352
Diluted, for discontinued operations	32,056,756	24,031,016

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2025	23,983,125	$2	8,381,681	$1	$271,310	$118,270	$128,140	$517,723
Equity-based compensation	—	—	—	—	5,178	—	—	5,178
Net income	—	—	—	—	—	484	463	947
Distributions to non-controlling interest holders	—	—	—	—	—	—	93	93
Exercise or release of equity-based awards	149,250	—	—	—	(2,283)	—	—	(2,283)
Repurchases of Class A common stock	(1,522,838)	—	—	—	(38,317)	—	—	(38,317)
Allocation of equity to non-controlling interests	—	—	—	—	3,861	—	(3,861)	—
Balance at December 31, 2025	22,609,537	$2	8,381,681	$1	$239,749	$118,754	$124,835	$483,341

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2024	23,882,035	$2	10,032,676	$1	$279,335	$100,397	$135,624	$515,359
Equity-based compensation	—	—	—	—	3,814	—	—	3,814
Net income	—	—	—	—	—	2,056	1,052	3,108
Redemption of common units in i3 Verticals, LLC	17,577	—	(17,577)	—	237	—	(237)	—
Establishment of liabilities under a tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	14	—	—	14
Exercise or release of equity-based awards	34,423	—	—	—	29	—	—	29
Repurchases of Class A common stock	(496,785)	—	—	—	(11,190)	—	—	(11,190)
Allocation of equity to non-controlling interests	—	—	—	—	293	—	(293)	—
Balance at December 31, 2024	23,437,250	$2	10,015,099	$1	$272,532	$102,453	$136,146	$511,134
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended December 31,
	2025	2024
Cash flows from operating activities:
Net income	$947	$3,108
Adjustments to reconcile net income (loss) from operating activities:
Depreciation and amortization	6,865	7,684
Equity-based compensation	5,178	3,814
Amortization of debt issuance costs	216	280
Provision for deferred income taxes	(71)	(715)
Non-cash lease expense	539	864
Changes in non-cash contingent consideration expense from original estimate	(374)	1,377
Other non-cash adjustments to net income	524	(320)
Changes in operating assets:
Accounts receivable	10,256	1,353
Prepaid expenses and other current assets	(1,586)	(4,779)
Other assets	(918)	156
Changes in operating liabilities:
Accounts payable	(2,136)	1,807
Accrued expenses and other current liabilities	(4,710)	(5,899)
Deferred revenue	(862)	3,833
Operating lease liabilities	(622)	(906)
Other long-term liabilities	877	(102)
Contingent consideration paid in excess of original estimates	—	(60)
Net cash provided by operating activities	14,123	11,495

Cash flows from investing activities:
Expenditures for property and equipment	(315)	(471)
Proceeds from sale of property and equipment	448	1,463
Expenditures for capitalized software	(1,965)	(2,410)
Net cash used in investing activities	(1,832)	(1,418)

Cash flows from financing activities:
Proceeds from revolving credit facility	612	1,743
Payments on revolving credit facility	(612)	(1,743)
Payments for repurchases of Class A common stock	(37,938)	(11,190)
Net proceeds from settlement obligations	989	573
Payments for required distributions to members or on behalf of members for tax obligations	(23)	—
Proceeds from stock option exercises	129	150
Payments for employees' tax withholdings from net settled stock option exercises and RSU releases	(3,608)	—
Net cash used in financing activities	(40,451)	(10,467)

Net decrease in cash, cash equivalents and restricted cash	(28,160)	(390)
Cash, cash equivalents and restricted cash at beginning of period	67,333	89,597
Cash, cash equivalents and restricted cash at end of period	$39,173	$89,207

Supplemental disclosure of cash flow information:
Cash paid for interest	$165	$59
Cash paid for income taxes, net of refunds	$870	$50
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

The following tables provide reconciliations of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to that shown in the condensed consolidated statements of cash flows:

	September 30,
	2025	2024
Beginning balance
Cash and cash equivalents	$66,672	$86,541
Settlement assets	411	632
Restricted cash	250	2,424
Total cash, cash equivalents, and restricted cash	$67,333	$89,597

	December 31,
	2025	2024
Ending balance
Cash and cash equivalents	$37,523	$85,552
Settlement assets	1,400	1,205
Restricted cash	250	2,450
Total cash, cash equivalents, and restricted cash	$39,173	$89,207
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

2. DISCONTINUED OPERATIONS
Healthcare RCM Business Divestiture
During the three months ended June 30, 2025, i3 Verticals, LLC and i3 Healthcare Solutions, LLC, a wholly-owned subsidiary of i3 Verticals, LLC (“Healthcare RCM Seller,” and collectively with i3 Verticals, LLC, the “Healthcare RCM Seller Parties”), completed the sale of the equity interests of certain wholly-owned subsidiaries of the Healthcare RCM Seller (the “Healthcare RCM Acquired Entities”) which owned and operated the Company's healthcare revenue cycle management business, including its associated proprietary technology (the “Healthcare RCM Business”), to Infinx, Inc. (“Healthcare RCM Buyer”), a Texas corporation, pursuant to the terms of that certain Securities Purchase Agreement dated as of May 5, 2025, by and among Healthcare RCM Buyer and the Healthcare RCM Seller Parties (the “Healthcare RCM Purchase Agreement;” the transactions contemplated by the Healthcare RCM Purchase Agreement, the “Healthcare RCM Transactions”). In addition, immediately prior to the sale of the equity interests of the Healthcare RCM Acquired Entities pursuant to the Healthcare RCM Purchase Agreement, i3 Verticals, LLC and certain of its subsidiaries contributed and/or assigned certain assets and certain liabilities related to the Healthcare RCM Business to the Healthcare RCM Acquired Entities. The purchase price payable by Healthcare RCM Buyer to Healthcare RCM Seller for the equity interests of the Healthcare RCM Acquired Entities was $96,252, paid in cash at closing, after giving effect to post-closing net working capital, indebtedness and cash adjustments. The Healthcare RCM Business comprised the majority of the Company's former Healthcare segment.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
At the closing of the transactions contemplated by the Healthcare RCM Purchase Agreement, the Company entered into a transition services agreement with Infinx ("Infinx TSA"), pursuant to which, among other things, the Company or affiliates thereof are providing certain information technology and operational transition services to Infinx for a period of time after the closing, and an employee leasing agreement with Infinx ("Infinx ELA"), pursuant to which the Company leased employees of the Healthcare RCM Business to Infinx for a limited period of time following the closing in accordance with the terms thereof. The obligations under the Infinx TSA are planned to be complete in the first quarter of fiscal 2026. The Infinx ELA completed on July 31, 2025. Revenue earned under the Infinx TSA and Infinx ELA are reported in other income and expenses incurred for which the Company is reimbursed through the Infinx TSA and Infinx ELA are reported in selling, general and administrative expenses within the Company's condensed consolidated statements of operations. Income under the Infinx TSA during the three months ended December 31, 2025 was $134.
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
The financial results of the Healthcare RCM Business are included in income from discontinued operations, net of income taxes on the Company’s condensed consolidated statements of operations. The following table presents financial results of Healthcare RCM Business for the three months ended December 31, 2025 and 2024:

	Three months ended December 31,
	2025	2024

Revenue	$—	$9,736

Operating expenses
Other costs of services (excluding depreciation and amortization)	—	5,721
Selling, general and administrative	—	2,421
Depreciation and amortization	—	823
Change in fair value of contingent consideration	—	125
Total operating expenses	—	9,090

Income from operations	—	646

Other expenses	169	—

(Loss) income before income taxes from discontinued operations	(169)	646

(Benefit from) provision for income taxes	(31)	114

Net (loss) income from discontinued operations	(138)	532

Net (loss) income from discontinued operations attributed to non-controlling interest	(46)	193
Net (loss) income from discontinued operations attributable to i3 Verticals, Inc.	$(92)	$339

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Company has elected to not separately disclose discontinued operations on its condensed consolidated statement of cash flows. The following table presents cash flows from discontinued operations for major captions on the condensed consolidated financial statements:

Three months ended December 31, 2024
Depreciation and amortization	$823
Equity-based compensation	$208
Non-cash lease expense	$259
Increase in non-cash contingent consideration expense from original estimate	$125
Expenditures for capitalized software	$(126)
The following table presents significant non-cash investing and financing activities for major captions on the consolidated financial statements:

Three months ended December 31, 2024
Right-of-use assets obtained in exchange for operating lease obligations	$266
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
In connection with the closing of the Merchant Services Transactions, the Company entered into a transition services agreement with Payroc ("Payroc TSA"), pursuant to which, among other things, the Company or affiliates thereof provides certain information technology and operational transition services to Payroc for a period of time after the closing, and a processing services agreement with Payroc ("Payroc PSA"), pursuant to which the parties provide certain payment processing services to customers of each party following the closing in accordance with the terms thereof. The obligations under the Payroc TSA were substantially complete as of December 31, 2025. The obligations under the Payroc PSA are planned to be complete is in the first quarter of fiscal 2029. Revenue earned under the Payroc TSA and Payroc PSA are reported in other income, and expenses incurred for which the Company is reimbursed through the Payroc TSA and Payroc PSA are reported in selling, general and

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
administrative expenses within the Company's condensed consolidated statements of operations. Income under the Payroc TSA and Payroc PSA during the three months ended December 31, 2025 and 2024 was $31 and $495, respectively.
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
The financial results of the Merchant Services Business are included in income from discontinued operations, net of income taxes on the Company’s consolidated statements of operations. The following table presents financial results of Merchant Services Business for the three months ended December 31, 2024:

Three months ended December 31, 2024

Revenue	$—

Operating expenses
Other costs of services (excluding depreciation and amortization)	—
Selling, general and administrative	—
Depreciation and amortization	—
Total operating expenses	—

Income from operations	—

Other expenses
Interest expense, net	—
Other expense	253
Total other expenses	253

Loss before income taxes from discontinued operations	(253)

Benefit from income taxes	(39)

Net loss from discontinued operations	(214)

Net loss from discontinued operations attributed to non-controlling interest	(76)
Net loss from discontinued operations attributable to i3 Verticals, Inc.	$(138)

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the reporting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the unaudited condensed consolidated financial statements of the Company and its subsidiaries as of December 31, 2025 and for the three months ended December 31, 2025 and 2024. The results of operations for the three months ended December 31, 2025 and 2024 are not necessarily indicative of the operating results for the full year.
As permitted by the rules and regulations of the SEC, certain information and disclosures otherwise included in the notes to the consolidated financial statements have been condensed or omitted from the summary of significant accounting policies. The Company believes the disclosures are adequate to make the information presented not misleading. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the Company's consolidated financial statements and related footnotes for the years ended September 30, 2025 and 2024, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025 filed with the SEC on November 21, 2025.
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
Settlement Assets and Obligations
Settlement assets and obligations result when funds are temporarily held or owed by the Company on behalf of merchants, consumers, schools, and other institutions. Timing differences, interchange expenses, merchant reserves and exceptional items cause differences between the amount received from the card networks and the amount funded to counterparties. These balances arising in the settlement process are reflected as settlement assets and obligations on the accompanying consolidated balance sheets. With the exception of merchant reserves, settlement assets or settlement obligations are generally collected and paid within one to four days. Settlement assets and settlement obligations were $1,400 as of December 31, 2025 and $411 as of September 30, 2025, respectively.
Reclassifications
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Inventories
Inventories consist of point-of-sale equipment to be sold to customers and are stated at the lower of cost, determined on a weighted average or specific basis, or net realizable value. Inventories were $3,022 and $2,516 at December 31, 2025 and September 30, 2025, respectively, and are included within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
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
The operating results of an acquisition are included in the consolidated statements of operations from the date of such acquisition. Acquisitions completed during the year ended September 30, 2025 contributed $766 and $150 of revenue and net income, respectively, to the results in the Company's condensed consolidated statements of operations for the three months ended December 31, 2025.
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
The Company's revenue from continuing operations for the three months ended December 31, 2025 and 2024 is derived from the following sources:
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Company follows the requirements of ASC 606-10-55 Revenue from Contracts with Customers—Principal versus Agent Considerations, which states that the determination of whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement. The determination of gross versus net recognition of revenue requires judgment that depends on whether the Company controls the good or service before it is transferred to the merchant or whether the Company is acting as an agent of a third party. The assessment is provided separately for each performance obligation identified. Under its agreements, the Company incurs interchange and network pass-through charges from the third-party card issuers and card networks, respectively, related to the provision of payment authorization services. The Company has determined that it is acting as an agent with respect to these payment authorization services, based on the following factors: (1) the Company has no discretion over which card issuing bank will be used to process a transaction and is unable to direct the activity of the merchant to another card issuing bank, and (2) interchange and card network rates are pre-established by the card issuers or card networks, and the Company has no latitude in determining these fees. Therefore, revenue allocated to the payment authorization performance obligation is presented net of interchange and card network fees paid to the card issuing bank and card network, respectively, for the three months ended December 31, 2025 and 2024.
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

	Three months ended December 31,
	2025	2024
Software and related services revenue	$35,682	$36,604
Proprietary payments revenue	14,475	13,436
Other revenue	2,514	2,181
Total revenue	$52,671	$52,221
The tables below present a disaggregation of the Company's revenue from contracts with customers from continuing operations by timing of transfer of goods or services. The Company's revenue included in each category are defined as follows:
•Revenue earned over time — Includes SaaS, sales of software sold as symbolic intellectual property, professional services, ongoing support, discount fees or other stand-ready obligations; and
•Revenue earned at a point in time — Includes software licenses sold as functional intellectual property, equipment, or point in time service fees that are not stand-ready obligations.

	Three months ended December 31,
	2025	2024
Revenue earned over time	$47,648	$47,400
Revenue earned at a point in time	5,023	4,821
Total revenue	$52,671	$52,221
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
As of December 31, 2025 and September 30, 2025, the Company’s contract assets from contracts with customers was $9,378 and $9,211, respectively.
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
The following tables present the changes in deferred revenue as of and for the three months ended December 31, 2025 and 2024, respectively:

Balance at September 30, 2025	$38,486
Deferral of revenue	15,133
Recognition of unearned revenue	(15,999)
Balance at December 31, 2025	$37,620

Balance at September 30, 2024	$39,156
Deferral of revenue	16,881
Recognition of unearned revenue	(13,645)
Balance at December 31, 2024	$42,392
Costs to Obtain and Fulfill a Contract
The Company capitalizes incremental costs to obtain new contracts and contract renewals and amortizes these costs on a straight-line basis as an expense over the benefit period, which is generally the expected customer life, unless a commensurate payment is not expected at renewal. As of December 31, 2025 and September 30, 2025, the Company had $1,566 and $1,412, respectively, of capitalized contract costs, which relates to commissions paid to employees as well as other incentives given to customers to obtain new sales, included within “Other assets" on the condensed consolidated balance sheets. The Company recorded expense from continuing operations related to these costs of $58 and $31 for the three months ended December 31, 2025 and 2024, respectively.
The Company expenses sales commissions as incurred for the Company's sales commission plans that are paid on recurring monthly revenues, portfolios of existing customers, or have a substantive stay requirement prior to payment.
Other Cost of Services
Other costs of services include costs directly related to the Company's software and related services, including personnel costs related to installation of the Company's software, conversion of client data, training client personnel, customer support activities and various other services provided directly to customers and hosting and related software costs for directly supporting the Company's customers. Additionally, other costs of services include costs directly attributable to payment processing services such as processing and bank sponsorship. Losses resulting from chargebacks against a customer are included in other cost of services. Residual payments to the Company's distribution partners and the cost of equipment sold is also included in cost of services. Amortization arising from capitalized software development is not included in other cost of services. Other costs of services are recognized at the time the related revenue is recognized.
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
Segment Information
The Company has identified its Chief Executive Officer as the Company's Chief Operating Decision Maker ("CODM"). The Company’s CODM reviews discrete financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance which is based on consolidated information about our revenues, income from operations, and other key financial data. All significant operating decisions are made by analyzing the Company as a single operating segment and as a result, the Company has determined that it operates as a single reportable segment as of December 31, 2025. See Note 16 to our condensed consolidated financial statements for additional information.
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 will provide improvements to the income tax disclosures primarily related to the income taxes paid and rate reconciliation, and how legislation changes may affect future capital allocation and cash flow forecasts. The amendment will improve the consistency in which companies provide tax information, and will further increase the transparency of related tax risks and operational opportunities. The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company will not be required to present the effects of adoption of ASU 2023-09 until the Form 10-K filed for the annual period beginning on October 1, 2025. The Company is currently evaluating the impact of the adoption of ASU 2023-09 on the Company’s financial statement disclosures.
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
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"). ASU 2025-11 provides clarity on current interim reporting requirements. The amendments improve the navigability of required interim disclosures and enhance consistency for all entities by clarifying the form and content of interim financial statements in accordance with GAAP. Additionally, the standard introduces a disclosure principle requiring entities to report all events since the end of the last annual reporting period that have a material impact on the Company. The standard is effective for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company will not be required to adopt ASU 2025-11 until October 1, 2028. The Company is currently evaluating the impact of the adoption of ASU 2025-11 on the Company’s financial statement disclosures.

4. ACQUISITIONS
During the three months ended December 31, 2025, the Company did not acquire any businesses. During the year ended September 30, 2025, the Company acquired the following businesses:
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Summary of the Utility Billing Software Company
The preliminary fair values assigned to certain assets and liabilities assumed, as of the acquisition date, were as follows:

Accounts receivable	$792
Property and equipment	200
Capitalized software	380
Customer relationships	4,610
Trade name	100
Goodwill	5,129
Total assets acquired	11,211

Deferred revenue, current	951
Net assets acquired	$10,260
Other Business Combinations during the year ended September 30, 2025
During the year ended September 30, 2025, the Company purchased certain assets of a business to expand the Company’s customer footprint. Total purchase consideration was $2,000 in cash funded from cash on hand. In connection with this purchase, the Company allocated approximately $83 to property and equipment, approximately $1,700 to customer relationships, $141 to deferred revenue, $5 to non-compete agreements and the remainder, approximately $352, to goodwill, all of which is deductible for tax purposes. The acquired customer relationships intangible asset has an estimated amortization period of fifteen years.
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

December 31,
2024
Revenue	$52,882
Net income from continuing operations	$2,868

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
A summary of the Company's prepaid expenses and other current assets as of December 31, 2025 and September 30, 2025 is as follows:

	December 31,	September 30,
	2025	2025
Inventory	$3,022	$2,516
Prepaid licenses	5,761	5,874
Prepaid insurance	1,388	222
Notes receivable — current portion	195	195
Other current assets	3,288	3,268
Prepaid expenses and other current assets	$13,654	$12,075

6. GOODWILL AND INTANGIBLE ASSETS
The carrying amount of goodwill was $248,469 as of both December 31, 2025 and September 30, 2025.
Intangible assets consisted of the following as of December 31, 2025:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Customer relationships	$179,650	$(47,280)	$132,370	9 to 20 years – straight-line
Trade names	2,591	(2,123)	468	2 to 5 years – straight-line
Non-compete agreements and other intangible assets	175	(91)	84	1 to 8 years – straight-line
Total finite-lived intangible assets	182,416	(49,494)	132,922

Indefinite-lived intangible assets:
Trademarks	16	—	16
Total identifiable intangible assets	$182,432	$(49,494)	$132,938
Amortization expense from continuing operations for intangible assets amounted to $2,858 and $2,793 for the three months ended December 31, 2025, and 2024, respectively.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Based on net carrying amounts at December 31, 2025, the Company's estimate of future amortization expense for continuing operations for intangible assets are presented in the table below for fiscal years ending September 30:

2026 (nine months remaining)	$8,363
2027	10,954
2028	10,766
2029	10,739
2030	10,694
Thereafter	81,406
$132,922

7. ACCRUED EXPENSES AND OTHER LIABILITIES
A summary of the Company's accrued expenses and other current liabilities as of December 31, 2025 and September 30, 2025 is as follows:

	December 31,	September 30,
	2025	2025
Accrued wages, bonuses, commissions and vacation	$2,861	$6,587
Accrued interest	155	155
Accrued contingent consideration — current portion	1,943	82
Accrued tax distributions	2,031	2,147
Accrued income tax expense	829	2,760
Tax receivable agreement liability — current portion	2,525	2,720
Customer deposits	1,363	461
Employee health self-insurance liability	—	13
Accrued third-party software expenses	2,701	2,674
Accrued interchange	3,466	3,139
Other accrued expenses	2,869	3,787
Accrued expenses and other current liabilities	$20,743	$24,525

A summary of the Company's long-term liabilities as of December 31, 2025 and September 30, 2025 is as follows:

	December 31,	September 30,
	2025	2025
Accrued contingent consideration — long-term portion	$1,254	$3,489
Deferred tax liability — long-term	8,243	8,994
Deferred revenue — long-term	3,422	808
Other long-term liabilities	2,235	1,553
Total other long-term liabilities	$15,154	$14,844

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
8. LONG-TERM DEBT, NET
As of both December 31, 2025 and September 30, 2025, we had no borrowings outstanding under the 2023 Senior Secured Credit Facility.
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
Exchangeable Note Hedge Transactions
On February 12, 2020, concurrently with the pricing of the Exchangeable Notes, and on February 13, 2020, concurrently with the exercise by the initial purchasers of their right to purchase additional Exchangeable Notes, i3 Verticals, LLC entered into exchangeable note hedge transactions with respect to Class A common stock (the “Note Hedge Transactions”) with certain financial institutions (collectively, the “Counterparties”). The Note Hedge Transactions covered, subject to anti-dilution adjustments substantially similar to those applicable to the Exchangeable Notes, the same number of shares of Class A common stock that initially underlaid the Exchangeable Notes in the aggregate and were exercisable upon exchange of the Exchangeable Notes. The Note Hedge Transactions were intended to reduce potential dilution to the Class A common stock upon any exchange of the Exchangeable Notes. The Note Hedge Transactions expired upon the maturity of the Exchangeable Notes. The Note Hedge Transactions were separate transactions, entered into by i3 Verticals, LLC

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
with the Counterparties, and were not part of the terms of the Exchangeable Notes. Holders of the Exchangeable Notes did not have any rights with respect to the Note Hedge Transactions. i3 Verticals, LLC used approximately $28,676 of the net proceeds from the offering of the Exchangeable Notes (net of the premiums received for the warrant transactions described below) to pay the cost of the Note Hedge Transactions.
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
Warrant Transactions
On February 12, 2020, concurrently with the pricing of the Exchangeable Notes, and on February 13, 2020, concurrently with the exercise by the initial purchasers of their right to purchase additional Exchangeable Notes, the Company entered into warrant transactions to sell to the Counterparties warrants (the “Warrants”) to acquire, subject to customary adjustments, up to initially 3,376,391 shares of Class A common stock in the aggregate at an initial exercise price of $62.88 per share. The Company offered and sold the Warrants in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Warrants expired over a ninety trading day period that began on May 15, 2025.
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
The 2023 Senior Secured Credit Facility provides that the Borrower has the right to seek additional commitments to provide additional term loan facilities or additional revolving credit commitments in an aggregate principal amount up to, as of any date of determination, the sum of (i) the greater of $100,000 and 100% of the Borrower’s consolidated EBITDA (as defined in the 2023 Senior Secured Credit Facility) for the most recently completed four quarter period, plus (ii) the amount of certain prepayments of certain indebtedness, so long as, among other things, after giving pro forma effect to the incurrence of such additional borrowings and any related transactions, the Borrower’s consolidated interest coverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not be less than 3.0 to 1.0 and the Borrower’s consolidated total net leverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not exceed 5.0 to 1.0. As of December 31, 2025, the Borrower's consolidated interest coverage ratio was 94.9x and total leverage ratio was 0.0x.
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
The Adjusted Term SOFR rate will be the rate of interest per annum equal to the Term SOFR rate (based upon an interest period of one, three or six months), plus 0.10%, plus an applicable margin of 2.00% to 3.00% (2.00% at December 31, 2025). The Adjusted Term SOFR rate shall not be less than 0% in any event.
The base rate is a fluctuating rate of interest per annum equal to the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%, plus an applicable margin of 1.00% to 2.00% (1.00% at December 31, 2025). The base rate shall not be less than 1% in any event.

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
In addition to paying interest on outstanding principal under the Revolver, the Borrower will be required to pay a commitment fee equal to the product of between 0.15% and 0.30% (the applicable percentage depending on the Borrower’s consolidated total net leverage ratio as reflected in the schedule above, 0.15% at December 31, 2025) times the actual daily amount by which $400,000 exceeds the total amount outstanding under the Revolver and available to be drawn under all outstanding letters of credit.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Debt issuance costs
The Company did not incur any debt issuance costs during the three months ended December 31, 2025 and 2024. The Company's debt issuance costs are being amortized over the related term of the debt using the straight-line method, which is not materially different than the effective interest rate method, and are presented within other assets in the condensed consolidated balance sheets. The amortization of deferred debt issuance costs is included in interest expense and amounted to approximately $216 during the three months ended December 31, 2025 and $280 during the three months ended December 31, 2024.

9. STOCKHOLDERS' EQUITY
Share Repurchase Program
On August 7, 2025, the Company announced that our Board of Directors had approved a share repurchase program (the "August 2025 Share Repurchase Program") for the Company's Class A common stock, under which the Company was authorized to repurchase up to $50,000 of outstanding shares of Class A common stock (exclusive of fees, commissions or other expenses related to such repurchases). This August 2025 Share Repurchase Program replaced a prior share repurchase program entered into by the Company on August 8, 2024 (the “August 2024 Share Repurchase Program”), under which the Company was authorized to repurchase up to $50,000 of outstanding shares of the Company’s Class A common stock (exclusive of fees, commissions or other expenses related to such repurchases), which the August 2024 Share Repurchase Program terminated on August 8, 2025.
During the three months ended December 31, 2024 the Company repurchased 496,785 shares of Class A Common Stock under the August 2024 Share Repurchase Program at an average price of $22.49 per share for a total cost of $11,190. The repurchased shares were cancelled and retired, resulting in a permanent reduction in both the number of shares outstanding and the Company's total stockholders' equity.
The terms of August 2025 Share Repurchase Program provided that such program would terminate on the earlier of September 30, 2026, or when the maximum dollar amount under the authorization was expended. Pursuant to the August 2025 Share Repurchase Program, the Company was authorized to make repurchases of its Class A Common Stock in the open market, through privately negotiated transactions, or otherwise, including under Rule 10b5-1 plans.
During the three months ended December 31, 2025 the Company repurchased 1,522,838 shares of Class A Common Stock under the August 2025 Share Repurchase Program at an average price of $24.88 per share for a total cost inclusive of commissions and excise taxes of $38,317. The repurchased shares were cancelled and retired, resulting in a permanent reduction in both the number of shares outstanding and the Company's total stockholders' equity.
As of December 31, 2025 the remaining total available authorization under the August 2025 Share Repurchase Program was $12,108. Since December 31, 2025, the maximum dollar amount under the August 2025 Share Repurchase Program has been expended, and the August 2025 Share Repurchase Program is no longer in effect. On February 5, 2026, the Company entered into a new share repurchase program. For additional information regarding the Company’s new share purchase program, see Note 20.

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
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. When the estimate of the annual effective tax rate is unreliable, the Company records its income tax expense or benefit based upon a period to date effective tax rate. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the Company’s estimated tax rate changes, it makes a cumulative adjustment in that period. The Company’s provision for income taxes for continuing operations was a provision of $704 and a provision of $409 for the three months ended December 31, 2025 and 2024, respectively.
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
During the three months ended December 31, 2025, the Company did not acquire any common units of i3 Verticals, LLC in connection with the redemption of common units.
The deferred tax asset balance was $37,094 as of December 31, 2025. The Company also has a corresponding Tax Receivable Agreement liability of $34,911, of which $2,525 was recorded in accrued expenses and other current liabilities and $32,386 was recorded in long-term tax receivable agreement obligations as of December 31, 2025.
Payments to the Continuing Equity Owners related to exchanges through December 31, 2025 will range from $0 to $5,364 per year and are expected to be paid over the next 22 years. The amounts recorded as of December

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
31, 2025, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

11. LEASES
The Company’s leases consist primarily of real estate leases throughout the markets in which the Company operates. At contract inception, the Company determines whether an arrangement is or contains a lease, and for each identified lease, evaluates the classification as operating or financing. The Company had no finance leases as of December 31, 2025. Leased assets and obligations are recognized at the lease commencement date based on the present value of fixed lease payments to be made over the term of the lease. Renewal and termination options are factored into determination of the lease term only if the option is reasonably certain to be exercised. The weighted-average remaining lease term at December 31, 2025 and 2024 were 3 years. and 4 years, respectively. The Company had no significant short-term leases during the three months ended December 31, 2025 and 2024.
The Company’s leases do not provide a readily determinable implicit interest rate and the Company uses its incremental borrowing rate to measure the lease liability and corresponding right-of-use asset. The incremental borrowing rates were determined based on a portfolio approach considering the Company’s current secured borrowing rate adjusted for market conditions and the length of the lease term. The weighted-average discount rate used in the measurement of our lease liabilities was 6.1% and 7.1% as of December 31, 2025 and 2024, respectively.
Operating lease cost is recognized on a straight-line basis over the lease term. Operating lease costs from continuing operations were $619 and $688 for the three months ended December 31, 2025 and 2024, respectively, which are included in selling, general and administrative expenses in the condensed consolidated statements of operations.
Total variable lease costs within operating lease costs from continuing operations were not significant for the three months ended December 31, 2025 and 2024. The variable lease costs are primarily comprised of costs of maintenance and utilities and changes in rates, and are determined based on the actual costs incurred during the period. Variable payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.
Short-term rent expense from continuing operations were not significant for the three months ended December 31, 2025 and 2024. Short-term rent expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
As of December 31, 2025, maturities of lease liabilities for continuing operations are as follows:

Fiscal Years ending September 30:
2026 (nine months remaining)	$1,554
2027	1,537
2028	754
2029	597
2030	515
Thereafter	105
Total future minimum lease payments (undiscounted)(1)	5,062
Less: present value discount	(465)
Present value of lease liability	$4,597
__________________________
1.Total future minimum lease payments excludes payments of $67 for leases designated as short-term leases, which are excluded from the Company's right-of-use assets. These payments will be made within the next twelve months.

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
The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, settlement assets and obligations, accounts receivable, other assets, accounts payable, and accrued expenses, approximated their fair values as of December 31, 2025 and 2024, because of the relatively short maturity dates on these instruments. The carrying amount of debt approximates fair value as of December 31, 2025 and 2024, because interest rates on these instruments approximate market interest rates.

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

Accrued Contingent Consideration
Balance at September 30, 2025	$3,571
Contingent consideration accrued at time of business combination	—
Change in fair value of contingent consideration included in operating expenses	(374)
Contingent consideration paid	—
Balance at December 31, 2025	$3,197

Accrued Contingent Consideration
Balance at September 30, 2024(1)	$2,154
Contingent consideration accrued at time of business combination	—
Change in fair value of contingent consideration included in operating expenses	1,252
Contingent consideration paid	(60)
Balance at December 31, 2024(2)	$3,346
__________________________
1.In connection with the sale of the Healthcare RCM Business, $198 of the Company's accrued contingent consideration (as of September 30, 2024) were classified as "Current liabilities held for sale" in the accompanying condensed consolidated balance sheets and were not included in these amounts.
2.In connection with the sale of the Healthcare RCM Business, $323 of the Company's accrued contingent consideration was classified as "Current assets held for sale" and December 31, 2024 in the accompanying condensed consolidated balance sheets and was not included in this amount.
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
Approximately $1,943 and $82 of contingent consideration was recorded in accrued expenses and other current liabilities as of December 31, 2025 and September 30, 2025, respectively. Approximately $1,254 and $3,489 of contingent consideration was recorded in other long-term liabilities as of December 31, 2025 and September 30, 2025, respectively.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
13. EQUITY-BASED COMPENSATION
A summary of equity-based compensation expense for continuing operations recognized during the three months ended December 31, 2025 and 2024 is as follows:

	Three Months Ended December 31,
	2025	2024
Stock options	$1,346	$2,323
Restricted stock units	3,832	1,283
Equity-based compensation expense	$5,178	$3,606
In connection with the sale of the Healthcare RCM Business, $208 of the Company's equity-based compensation expense was classified within "net income from discontinued operations" in the accompanying condensed consolidated statements of operations during three months ended December 31, 2024.
Amounts are included in other costs of services and in selling, general and administrative expense on the condensed consolidated statements of operations. Current and deferred income tax benefits for continuing operations of $730 and $577 were recognized during the three months ended December 31, 2025 and 2024, respectively.
Stock Options
In May 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) under which the Company may grant up to 3,500,000 stock options and other equity-based awards to employees, directors and officers. The number of shares of Class A common stock available for issuance under the 2018 Plan includes an annual increase on the first day of each calendar year equal to 4.0% of the outstanding shares of all classes of the Company's common stock as of the last day of the immediately preceding calendar year, unless the Company’s board of directors determines prior to the last trading day of December of the immediately preceding calendar year that the increase shall be less than 4.0%. As of December 31, 2025, equity awards with respect to 2,276,394 shares of the Company's Class A common stock were available for grant under the 2018 Plan.
In September 2020, the Company adopted the 2020 Acquisition Equity Incentive Plan (the “2020 Inducement Plan”) under which the Company may grant up to 1,500,000 stock options and other equity-based awards to individuals that were not previously employees of the Company or its subsidiaries in connection with acquisitions, as a material inducement to the individual's entry into employment with the Company or its subsidiaries within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. In May 2021, the Company amended the 2020 Inducement Plan to increase the number of shares of the Company's Class A common stock available for issuance from 1,500,000 to 3,000,000 shares. As of December 31, 2025, equity awards with respect to 2,001,344 shares of the Company's Class A common stock were available for grant under the 2020 Inducement Plan.
Share-based compensation expense includes the estimated effects of forfeitures, which will be adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
A summary of stock option activity for the three months ended December 31, 2025 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at September 30, 2025	7,881,236	$24.61
Granted	—	—
Exercised	(141,524)	25.64
Forfeited and cancelled	(42,948)	24.80
Outstanding at December 31, 2025	7,696,764	$24.59

Exercisable at December 31, 2025	6,554,770	$25.06
There were no stock options granted during the three months ended December 31, 2025.
As of December 31, 2025, there were 7,696,764 stock options outstanding, of which 6,554,770 were exercisable. As of December 31, 2025, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $8,724, which is expected to be recognized over a weighted-average period of 2.0 years.
The total fair value of stock options that vested during the three months ended December 31, 2025 was $674.
Restricted Stock Units
The Company has issued Class A common stock in the form of restricted stock units ("RSUs") under the 2018 Plan.
A summary of activity related to restricted stock units for the three months ended December 31, 2025 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2025	1,160,641	$24.89
Granted	359,850	24.32
Vested	(184,108)	23.05
Forfeited and cancelled	(22,482)	23.96
Outstanding at December 31, 2025	1,313,901	$25.00
The weighted-average grant date fair value of RSUs granted during three months ended December 31, 2025 was $24.32.
As of December 31, 2025, total unrecognized compensation expense related to unvested RSUs, including an estimate for pre-vesting forfeitures, was $22,779, which is expected to be recognized over a weighted average period of 2.9 years.
The total fair value of RSUs that vested during the three months ended December 31, 2025 was $4,244.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
14. COMMITMENTS AND CONTINGENCIES
Leases
The Company utilizes office space and equipment under operating leases. Rent expense from continuing operations under these leases amounted to $702 and $712 during the three months ended December 31, 2025 and 2024, respectively. Refer to Note 11 for further discussion and a table of the future minimum payments under these leases.
Contract Commitments
We have contractual obligations primarily for third-party technology services and licenses. Certain agreements are fixed for the duration of the contracts and may require us to pay minimum fees. As of December 31, 2025, the remaining aggregate minimum contractual commitment under these arrangements was approximately $16,972, which exclude contract commitments that have been prepaid. Future minimum payments, including contracts with a remaining term of less than one year, based on these contractual agreements are as follows:

Fiscal Years ending September 30:
2026 (nine months remaining)	$6,935
2027	7,366
2028	1,713
2029	517
2030	242
Thereafter	199
Total	$16,972
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
On June 20, 2025, the matter was removed to the United States District Court for the Eastern District of New York, where a motion to dismiss the Complaint, filed by PaySchools, is pending.
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
All Defendants filed pleading-stage motions to dismiss, some of which were granted. The Court allowed plaintiffs to re-plead certain claims and has severed the claims brought by the Division of Administration from the claims brought by the parish Sheriffs and Districts. The State chose not to re-plead their claims, which leaves some of their claims now dismissed with prejudice. The Sheriffs and Districts re-plead their claims. Certain Defendants filed renewed pleading-stage motions to dismiss that the Court denied on April 14, 2025. The case is now in the discovery phase. Class certification fact and expert discovery, including third-party subpoenas and motion practice, is also underway, and the Court has scheduled a March 31, 2026 hearing principally on the issue of class certification.
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

15. RELATED PARTY TRANSACTIONS
In connection with the Company’s IPO, the Company and i3 Verticals, LLC entered into a Tax Receivable Agreement with the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that it actually realizes, or in some circumstances, is deemed to realize in its tax reporting, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of Common Units of i3 Verticals, LLC for Class A common stock of i3 Verticals, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. See Note 10 for further information. As of December 31, 2025, the total amount due under the Tax Receivable Agreement was $34,911.
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
16. SEGMENTS REPORTING
The Company determines its operating segments based on ASC 280, Segment Reporting, in alignment with how the CODM monitors and manages the performance of the business as well as the level at which financial information is reviewed. The accounting policies of the Company’s one reportable segment are the same as those described in the summary of significant accounting policies in Note 3.
The Company's core business for continuing operations is providing mission-critical enterprise software solutions to its public sector customers. The Company determined that it had one operating segment and one reportable segment. This is consistent with how the chief operating decision maker ("CODM"), the Company's Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance (which is based on consolidated information) as further noted below.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following is a summary of reportable segment operating performance and significant expenses, reconciled to the Company's consolidated net income for continuing operations for the three months ended December 31, 2025 and 2024:

	Three Months Ended December 31,
	2025	2024
Revenue	$52,671	$52,221
Less:
Other costs of services (excluding depreciation and amortization)	17,345	15,414
People operating expenses	15,272	15,274
Technology operating expenses	2,115	2,548
Other operating expenses(1)	4,324	4,414
Other segment expenses(2)	12,530	11,781
Net income from continuing operations	$1,085	$2,790
____________________
1.Other operating expenses includes rent expense, travel and entertainment, office expense, professional services expense, advertising and trade shows expense and immaterial miscellaneous other operating expenses.
2.Other segment expenses includes stock compensation expense, M&A-related expenses, other taxes and one-time expenses, depreciation and amortization, change in fair value of contingent consideration, interest expense, other (income) expense, and income tax expense.

Revenues from external customers are attributed to geographic areas based on the location of the customer. For the three months ended December 31, 2025 and 2024, the majority of the Company’s revenues were derived from customers located in the United States, the Company’s country of domicile. Revenues from foreign countries, primarily Canada, were not considered significant for separate disclosure. The basis for attributing revenues to geographic areas is the location of the customer receiving the goods or services.
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
As of December 31, 2025 and 2024, respectively, i3 Verticals, Inc. owned 22,609,537 and 23,437,250 of i3 Verticals, LLC's Common Units, representing a 73.0% and 70.1% economic ownership interest in i3 Verticals, LLC.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following table summarizes the impact on equity due to changes in the Company's ownership interest in i3 Verticals, LLC:

	Three Months Ended December 31,
	2025	2024
Net income attributable to non-controlling interest	$463	$1,052
Transfers from non-controlling interests:
Distributions to non-controlling interest holders	93	—
Redemption of common units in i3 Verticals, LLC	—	(237)
Allocation of equity from non-controlling interests	(3,861)	(293)
Net transfers from non-controlling interests	(3,768)	(530)
Change from net income attributable to non-controlling interests and net transfers (from) to non-controlling interests	$(3,305)	$522

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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock from continuing operations for the three months ended December 31, 2025 and 2024:

	Three Months Ended December 31,
	2025	2024
Basic net income per share:
Numerator
Net income	$1,085	$2,790
Less: Net income attributable to non-controlling interest	509	935
Net income attributable to Class A common stockholders	$576	$1,855
Denominator
Weighted average shares of Class A common stock outstanding	23,675,075	23,551,352
Basic net income per share	$0.02	$0.08

Diluted net income per share:
Numerator
Net income attributable to Class A common stockholders	$576	$1,855
Reallocation of net income assuming conversion of common units(1)(2)	—	711
Net income attributable to Class A common stockholders – diluted	$576	$2,566

Denominator
Weighted average shares of Class A common stock outstanding	23,675,075	23,551,352
Weighted average effect of dilutive securities(2)	1,416,679	10,505,844
Weighted average shares of Class A common stock outstanding – diluted	25,091,754	34,057,196
Diluted net income per share	$0.02	$0.08
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
2.For the three months ended December 31, 2025 and 2024, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net income per share of Class A common stock for continuing operations:
a.8,381,681 weighted average shares of Class B common stock for the three months ended December 31, 2025, along with the reallocation of associated net income assuming conversion of these shares (which represents the tax effected net income attributable to non-controlling interest using the effective income tax rates described in Note 10 above and assuming all common units of i3 Verticals, LLC were exchanged for Class A common stock at the beginning of the period), were excluded because the effect would have been anti-dilutive and
b.2,051,755 and 6,236,721 stock options for the three months ended December 31, 2025 and 2024, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive,

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock from discontinued operations for the three months ended December 31, 2025 and 2024:

	Three Months Ended December 31,
	2025	2024
Basic net (loss) income per share:
Numerator
Net (loss) income	$(138)	$318
Less: Net (loss) income attributable to non-controlling interest	(46)	117
Net (loss) income attributable to Class A common stockholders	$(92)	$201
Denominator
Weighted average shares of Class A common stock outstanding	23,675,075	23,551,352
Basic net (loss) income per share	$0.00	$0.01

Diluted net (loss) income per share:
Numerator
Net (loss) income attributable to Class A common stockholders	$(92)	$201
Reallocation of net loss assuming conversion of common units(1)(2)	(35)	—
Net (loss) income attributable to Class A common stockholders – diluted	$(127)	$201

Denominator
Weighted average shares of Class A common stock outstanding	23,675,075	23,551,352
Weighted average effect of dilutive securities(2)	8,381,681	479,664
Weighted average shares of Class A common stock outstanding – diluted	32,056,756	24,031,016
Diluted net (loss) income per share	$0.00	$0.01

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
2.For the three months ended December 31, 2025 and 2024, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted earnings per share of Class A common stock:
a.10,026,180 weighted average shares of Class B common stock for the three months ended December 31, 2024, along with the reallocation of associated net income assuming conversion of these shares (which represents the tax effected net income attributable to non-controlling interest using the effective income tax rates described in Note 10 above and assuming all common units of i3 Verticals, LLC were exchanged for Class A common stock at the beginning of the period), were excluded because the effect would have been anti-dilutive,
b.2,051,755 and 6,236,721 options to purchase shares of Class A common stock for the three months ended December 31, 2025 and 2024, respectively, were excluded because the exercise price of these options exceeded the average market price of the Company's Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.1,416,679 shares of Class A common stock for the three months ended December 31, 2025, resulting from estimated stock option exercises and restricted stock units vesting as calculated by the treasury stock method were excluded because the effect of including them would have been anti-dilutive.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock from consolidated operations for three months ended December 31, 2025 and 2024:

	Three Months Ended December 31,
	2025	2024
Basic net income per share:
Numerator
Net income	$947	$3,108
Less: Net income attributable to non-controlling interest	463	1,052
Net income attributable to Class A common stockholders	$484	$2,056
Denominator
Weighted average shares of Class A common stock outstanding	23,675,075	23,551,352
Basic net income per share	$0.02	$0.09

Diluted net income per share:
Numerator
Net income attributable to Class A common stockholders	$484	$2,056
Reallocation of net income assuming conversion of common units(1)(2)	—	800
Net income attributable to Class A common stockholders – diluted	$484	$2,856

Denominator
Weighted average shares of Class A common stock outstanding	23,675,075	23,551,352
Weighted average effect of dilutive securities(2)	1,416,679	10,505,844
Weighted average shares of Class A common stock outstanding – diluted	25,091,754	34,057,196
Diluted net income per share	$0.02	$0.08
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
2.For the three months ended December 31, 2025 and 2024, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net loss per share of Class A common stock from consolidated operations:
a.8,381,681 weighted average shares of Class B common stock for the three months ended December 31, 2025, along with the reallocation of associated net income assuming conversion of these shares (which represents the tax effected net income attributable to non-controlling interest using the effective income tax rates described in Note 10 above and assuming all common units of i3 Verticals, LLC were exchanged for Class A common stock at the beginning of the period), were excluded because the effect would have been anti-dilutive, and
b.2,051,755 and 6,236,721 stock options for the three months ended December 31, 2025 and 2024, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Warrants sold in connection with the issuance of the Exchangeable Notes are considered to be dilutive when the average price of the Company's Class A common stock during the period exceeds the Warrants' stock price of $62.88 per share. The effect of the additional shares that may be issued upon exercise of the Warrants will be included in the weighted average shares of Class A common stock outstanding—diluted using the treasury stock method. The Warrants expired over a ninety trading day period that began on May 15, 2025. The Note Hedge Transactions purchased in connection with the issuance of the Exchangeable Notes are considered to be anti-dilutive and therefore do not impact our calculation of diluted net income per share. The Note Hedge Transactions expired in February 2025 upon the maturity and payment in full of the Exchangeable Notes. Refer to Note 8 for further discussion regarding the Exchangeable Notes.
Shares of the Company's Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

19. SIGNIFICANT NON-CASH TRANSACTIONS
The Company engaged in the following significant non-cash investing and financing activities during the three months ended December 31, 2025 and 2024. which are reported on a consolidated basis. See Note 2 for significant non-cash investing and financing activities from discontinued operations for major captions on the condensed consolidated financial statements.

	Three months ended December 31,
	2025	2024
Right-of-use assets obtained in exchange for operating lease obligations	$435	$288
Excise taxes accrued on share repurchases	$379	$—

20. SUBSEQUENT EVENTS
Transportation Market Acquisition
Effective January 1, 2026, the Company completed the acquisition of a business that operates in the transportation market at the state level. The acquired business provides driver and motor vehicle insurance verification solutions. Total purchase consideration was $60,000 in cash payable at closing (which amount is subject to post-closing adjustment) funded by proceeds from the Company's revolving credit facility and cash on hand, plus an additional amount of cash contingent consideration payable following the closing in an amount up to $20,000 dependent upon the achievement of specified financial performance targets (as defined in the purchase agreement) following the closing, which contingent consideration is still being valued for purposes of our financial statements.
The additional cash consideration of up to $20,000, in the aggregate, is to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreement, for performance periods extending through May 2028. The Company is in process of determining the acquisition date fair values of the liabilities for the contingent consideration based on discounted cash flow analyses. In each subsequent reporting period, the Company will reassess its current estimates of performance relative to the targets and adjust the contingent liabilities to their fair values through earnings.
The effect of the acquisition will be included in the consolidated statements of operations beginning January 1, 2026. The Company is still evaluating the allocations of the preliminary purchase consideration and pro forma results of operations.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Recent Share Repurchases
Since December 31, 2025 and as of February 5, 2026, the Company repurchased 517,054 shares of Class A Common Stock under the August 2025 Share Repurchase Program at an average price of $23.42 per share for a total cost inclusive of commissions and excise taxes of $12,244. The repurchased shares were cancelled and retired, resulting in a permanent reduction in both the number of shares outstanding and the Company's total stockholders' equity.
New Share Repurchase Program
On February 5, 2026, the Company entered into a new share repurchase program (the "New Share Repurchase Program") for the Company's Class A common stock, under which the Company is authorized to repurchase up to $60,000 of outstanding shares of our Class A common stock (exclusive of fees, commissions or other expenses related to such repurchases). This New Share Repurchase Program replaced a prior share repurchase program entered into by the Company on August 7, 2025, under which the Company was authorized to repurchase up to $50,000 of outstanding shares of the Company’s Class A common stock (exclusive of fees, commissions or other expenses related to such repurchases), which prior share repurchase program is no longer in effect following the Company expending the maximum dollar amount under this program.
This New Share Repurchase Program will terminate on the earlier of February 4, 2027, or when the maximum dollar amount under the authorization has been expended. Pursuant to this New Share Repurchase Program, the Company is authorized to make repurchases of our Class A Common Stock in the open market, through privately negotiated transactions, or otherwise, including under Rule 10b5-1 plans. In addition, repurchases under this New Share Repurchase Program will be subject to prevailing market conditions, liquidity and cash flow considerations, applicable securities laws requirements (including under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as applicable), compliance with contractual restrictions under the 2023 Senior Secured Credit Facility and other factors. This New Share Repurchase Program does not require the Company to acquire any particular amount of shares of Class A common stock, and may be extended, modified, suspended or discontinued at any time at the Company’s discretion.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2025 (“Form 10-K”), filed with the SEC on November 21, 2025. The terms “i3 Verticals,” “we,” “us” and “our” and similar references refer to i3 Verticals, Inc. and, where appropriate, its subsidiaries.

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
•the impact of any potential of impairment charges associated with our fair-valued assets, including goodwill and intangible assets, in the event of a decline in the price of our Class A common stock or otherwise;
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
The Company has one operating and reportable segment. See Note 16 to our condensed consolidated financial statements for additional information.

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
Liquidity
At December 31, 2025, we had $37.5 million of cash and cash equivalents and $400.0 million of available capacity under our 2023 Senior Secured Credit Facility subject to our financial covenants. As of December 31, 2025, we were in compliance with these covenants with a consolidated interest coverage ratio and total leverage ratio 94.9x, and 0.0x, respectively. For additional information about our Exchangeable Notes and 2023 Senior Secured Credit Facility, see the section entitled “Liquidity and Capital Resources” below.
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
Recent acquisitions
Effective January 1, 2026, we completed the acquisition of a business that operates in the transportation market at the state level. The acquired business provides driver and motor vehicle insurance verification solutions. Total purchase consideration was $60.0 million in cash payable at closing (which amount is subject to post-closing adjustment) funded by proceeds from our revolving credit facility and cash on hand, plus an additional amount of cash contingent consideration payable following the closing in an amount up to $20.0 million dependent upon the achievement of specified financial performance targets (as defined in the purchase agreement) following the closing, which contingent consideration is still being valued for purposes of our financial statements.
Acquisitions during the three months ended December 31, 2025
During the three months ended December 31, 2025, we did not complete any acquisitions.
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

Expenses
Other costs of services. Other costs of services include costs directly related to our software and related services, including personnel costs related to installation of our software, conversion of client data, training client personnel, customer support activities and various other services provided directly to customers and hosting and related software costs for directly supporting our customers. Additionally, other costs of services include costs directly attributable related to payment processing services such as processing and bank sponsorship. Losses resulting from chargebacks against a customer are included in other cost of services. Residual payments to our distribution partners and the cost of equipment sold is also included in cost of services. Amortization arising from capitalized software development is not included in other cost of services. Other costs of services are recognized at the time the related revenue is recognized.
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
Interest expense. Our interest expense consists of interest on our outstanding indebtedness under our 2023 Senior Secured Credit Facility, and prior to their maturity, the Exchangeable Notes, and amortization of or write offs of debt issuance costs.
How We Assess Our Business
As a result of the sale of the Merchant Services Business in 2024 and the Healthcare RCM Business in 2025, the results of operations for the Merchant Services Business and the Healthcare RCM Business have been reflected as discontinued operations in our condensed consolidated statements of operations for all periods presented.
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
ARR does not have a standardized definition and is therefore unlikely to be comparable to similarly titled measures presented by other companies. It should be reviewed independently of revenue, and it is not a forecast. Additionally, ARR does not take into account seasonality. The active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers. ARR from continuing operations for the three months ended December 31, 2025 and 2024 was $169.6 million and $156.4 million, respectively, representing a period-to-period growth rate of 8.4%.
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

Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024
The following table presents our historical results of operations for the periods indicated:

	Three Months Ended December 31,		Change
(in thousands)	2025	2024	Amount	%

Revenue	$52,671	$52,221	$450	0.9%

Operating expenses
Other costs of services (excluding depreciation and amortization)	17,582	15,576	2,006	12.9%
Selling, general and administrative	26,989	26,479	510	1.9%
Depreciation and amortization	6,865	6,861	4	0.1%
Change in fair value of contingent consideration	(374)	1,252	(1,626)	n/m
Total operating expenses	51,062	50,168	894	1.8%

Income from operations	1,609	2,053	(444)	(21.6)%

Other (income) expenses
Interest expense	381	680	(299)	(44.0)%
Other income	(561)	(1,826)	1,265	(69.3)%
Total other income	(180)	(1,146)	966	(84.3)%

Income before income taxes	1,789	3,199	(1,410)	(44.1)%

Provision for income taxes	704	409	295	72.1%

Net income from continuing operations	1,085	2,790	(1,705)	(61.1)%
Net (loss) income from discontinued operations, net of income taxes	(138)	318	(456)	n/m
Net income	947	3,108	(2,161)	(69.5)%

Net income from continuing operations attributable to non-controlling interest	509	935	(426)	(45.6)%
Net (loss) income from discontinued operations attributable to non-controlling interest	(46)	117	(163)	n/m
Net income attributable to non-controlling interest	463	1,052	(589)	(56.0)%

Net income from continuing operations attributable to i3 Verticals, Inc.	576	1,855	(1,279)	(68.9)%
Net (loss) income from discontinued operations attributable to i3 Verticals, Inc.	(92)	201	(293)	n/m
Net income attributable to i3 Verticals, Inc.	$484	$2,056	$(1,572)	(76.5)%
n/m = not meaningful

Revenue
Revenue increased $0.5 million, or 0.9%, to $52.7 million for the three months ended December 31, 2025 from $52.2 million for the three months ended December 31, 2024. The increase was driven by an increase of $3.3 million in recurring revenues, partially offset by a decrease of $2.9 million in non-recurring revenues.
Other Costs of Services
Other costs of services increased $2.0 million, or 12.9%, to $17.6 million for the three months ended December 31, 2025 from $15.6 million for the three months ended December 31, 2024. The increase was primarily driven by an increase in software costs of $1.6 million and an increase in other costs of $0.3 million for the three months ended December 31, 2025 from the three months ended December 31, 2024.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $0.5 million, or 1.9%, to $27.0 million for the three months ended December 31, 2025 from $26.5 million for the three months ended December 31, 2024. The increase was driven by an increase in internal and external personnel costs of $1.5 million partially offset by a decrease in internal software costs of $0.4 million and a decrease in M&A-related expenses of $0.4 million for the three months ended December 31, 2025 from the three months ended December 31, 2024.
Depreciation and Amortization
Depreciation and amortization remained consistent at $6.9 million for both the three months ended December 31, 2025 and 2024. Amortization expense was $6.2 million and depreciation expense was $0.7 million for both the three months ended December 31, 2025 and 2024.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a benefit of $0.4 million for the three months ended December 31, 2025 related to adjustments to the expected present value of consideration to be paid for earnouts. The change in fair value of contingent consideration for the three months ended December 31, 2024 was a charge of $1.3 million.
Interest Expense
Interest expense decreased $0.3 million, or 44.0%, to $0.4 million for the three months ended December 31, 2025 from $0.7 million for the three months ended December 31, 2024. The decrease reflects a lower average outstanding debt balance for the three months ended December 31, 2025, as compared to the three months ended December 31, 2024.
Other Income
Other income was $0.6 million during the three months ended December 31, 2025 compared to $1.8 million during the three months ended December 31, 2024. Other income during the three months ended December 31, 2025 reflects income from the transition services agreement entered into at the closing of the sale of the Healthcare RCM Business of $0.1 million and interest income generated from cash held at financial institutions of $0.5 million. Other income during the three months ended December 31, 2024 reflects income generated from cash held at financial institutions of $0.7 million, a gain on disposal of property and equipment of $0.6 million related to the sale of a building and automobiles purchased through previous acquisitions and income from the transition services agreement and processing services agreement related to the sale of the Merchant Services Business of $0.5 million.
Provision for Income Taxes
The provision for income taxes increased to a provision for $0.7 million for the three months ended December 31, 2025 from a provision for $0.4 million for three months ended December 31, 2024. Our effective tax rate was 39% for the three months ended December 31, 2025. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company, valuation allowance activity, stock compensation and state tax expense. The income of majority-owned i3 Verticals, LLC is not taxed at the entity-level. i3 Verticals, Inc. is subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.
Net Income from Discontinued Operations, Net of Income Taxes
We had $0.1 million in net loss from discontinued operations, net of income tax, for the three months ended December 31, 2025 compared to $0.3 million in net income from discontinued operations, net of income tax, for the three months ended December 31, 2024. See Note 2 to our condensed consolidated financial statements for additional information and detail on the financial results of discontinued operations.
The net loss from discontinued operations, net of income tax, for the three months ended December 31, 2025 reflects adjustments to the gain on the sale of the Healthcare RCM Business of $0.2 million. The net income from discontinued operations, net of income tax, for the three months ended December 31, 2024 reflects adjustments to the gain on the sale of the Merchant Services Business and a complete quarter of business activity for the Healthcare RCM Business, including revenue of $9.7 million, operating expenses of $9.1 million and a provision for income taxes of $0.1 million.

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

Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash from operating activities. As of December 31, 2025, we had $37.5 million of cash and cash equivalents and available borrowing capacity of $400.0 million under our 2023 Senior Secured Credit Facility, subject to the financial covenants. We usually minimize cash balances by making payments on our revolving line of credit to minimize borrowings and interest expense. As of December 31, 2025, we had no borrowings outstanding under the 2023 Senior Secured Credit Facility. For additional information about our 2023 Senior Secured Credit Facility, see the section entitled "— 2023 Senior Secured Credit Facility" below.
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
Our 2023 Senior Secured Credit Facility, as amended, requires us to maintain a consolidated interest coverage ratio not less than 3.0 to 1.0 and total leverage ratio not exceeding 5.0 to 1.0. As of December 31, 2025, we were in compliance with these covenants with a consolidated interest coverage ratio and total leverage ratio of 94.9x and 0.0x, respectively. Although we believe our liquidity position remains strong, there can be no assurance that we will be able to raise additional funds, in the form of debt or equity, or to amend our 2023 Senior Secured Credit Facility on terms acceptable to us, if at all, even if we determined such actions were necessary in the future. Although we believe our liquidity position remains strong, there can be no assurance that we will be able to raise additional funds, in the form of debt or equity, or to amend our 2023 Senior Secured Credit Facility on terms acceptable to us, if at all, even if we determined such actions were necessary in the future.
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
Cash Flows
The discussion of our cash flows that follows does not include the impact of any adjustments to remove the Merchant Services Business and the Healthcare RCM Business as discontinued operations and is stated on a total company consolidated basis. The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.
Three Months Ended December 31, 2025 and 2024

	Three months ended December 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$14,123	$11,495
Net cash used in investing activities	$(1,832)	$(1,418)
Net cash used in financing activities	$(40,451)	$(10,467)

Cash Flow from Operating Activities
Net cash provided by operating activities increased $2.6 million to $14.1 million for the three months ended December 31, 2025 from $11.5 million for the three months ended December 31, 2024.
The increase in net cash provided by operating activities was driven by increases in cash provided by changes in net operating assets and liabilities of $4.9 million during the three months ended December 31, 2025 from the three months ended December 31, 2024, which are impacted by the timing of collections and payments.
Partially offsetting the increases driven by changes in net operating assets and liabilities, our net income changed from $3.1 million for the three months ended December 31, 2024 to net income of $0.9 million for the three months ended December 31, 2025.
Cash Flow from Investing Activities
Net cash used in investing activities increased $0.4 million to $1.8 million for the three months ended December 31, 2025 from $1.4 million for the three months ended December 31, 2024. Proceeds from the sale of property and equipment decreased $1.0 million during the three months ended December 31, 2025 from the three months ended December 31, 2024. This change was partially offset by a decrease of $0.4 million in expenditures for capitalized software and a decrease of $0.2 million in expenditures for property and equipment during the three months ended December 31, 2025 compared to the three months ended December 31, 2024.
Cash Flow from Financing Activities
Net cash used in financing activities increased $30.0 million to $40.5 million for the three months ended December 31, 2025 from $10.5 million for the three months ended December 31, 2024. The increase in net cash used in financing activities was driven by an increase of $26.7 million in payments for repurchases of Class A common stock and an increase of $3.6 million in payments for employees' tax withholdings from net settled stock option exercises and RSU releases during the three months ended December 31, 2025 compared to the three months ended December 31, 2024.
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

The 2023 Senior Secured Credit Facility provides that the Borrower has the right to seek additional commitments to provide additional term loan facilities or additional revolving credit commitments in an aggregate principal amount up to, as of any date of determination, the sum of (i) the greater of $100.0 million and 100% of the Borrower’s consolidated EBITDA (as defined in the 2023 Senior Secured Credit Facility) for the most recently completed four quarter period, plus (ii) the amount of certain prepayments of certain indebtedness, so long as, among other things, after giving pro forma effect to the incurrence of such additional borrowings and any related transactions, the Borrower’s consolidated interest coverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not be less than 3.0 to 1.0 and the Borrower’s consolidated total net leverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not exceed 5.0 to 1.0. As of December 31, 2025, the Borrower's consolidated interest coverage ratio was 94.9x and total leverage ratio was 0.0x.
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
The Adjusted Term SOFR rate will be the rate of interest per annum equal to the Term SOFR rate (based upon an interest period of one, three or six months), plus 0.10%; plus an applicable margin of 2.00% to 3.00% (2.00% at December 31, 2025). The Adjusted Term SOFR rate shall not be less than 0% in any event.
The base rate is a fluctuating rate of interest per annum equal to the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%; plus an applicable margin of 1.00% to 2.00% (1.00% at December 31, 2025). The base rate shall not be less than 1% in any event.
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

In addition to paying interest on outstanding principal under the Revolver, the Borrower will be required to pay a commitment fee equal to the product of between 0.15% and 0.30% (the applicable percentage depending on the Borrower’s consolidated total net leverage ratio as reflected in the schedule above, 0.15% at December 31, 2025) times the actual daily amount by which $400.0 million (as of the effectiveness of the Second Amendment) exceeds the total amount outstanding under the Revolver and available to be drawn under all outstanding letters of credit.
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
As of December 31, 2025, we were in compliance with these covenants, with a consolidated interest coverage ratio and total leverage ratio of 94.9x and 0.0x, respectively.
Exchangeable Notes
On February 18, 2020, i3 Verticals, LLC issued $138.0 million aggregate principal amount of its 1.0% Exchangeable Notes due February 15, 2025. Prior to their maturity, the Exchangeable Notes bore interest at a fixed rate of 1.0% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. The Exchangeable Notes were exchangeable into cash, shares of the Company's Class A common stock, or a combination thereof, at i3 Verticals, LLC's election, provided that in September 2022, the Company made the irrevocable election to settle the principal portion of its Exchangeable Notes only in cash. As of August 15, 2024, the Exchangeable Notes became exchangeable by the holders thereof at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The net proceeds from the sale of the Exchangeable Notes were approximately $132.8 million, after deducting discounts and commissions to the certain initial purchasers and other estimated fees and expenses. i3 Verticals, LLC used a portion of the net proceeds of the Exchangeable Notes offering to pay down outstanding borrowings under the Prior Senior Secured Credit Facility in connection with the effectiveness of the operative provisions of the amendment to the Prior Senior Secured Credit Facility and to pay the cost of the Note Hedge Transactions.

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
Material Cash Requirements
The following table summarizes our material cash requirements as of December 31, 2025, including those related to leases and borrowings:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(in thousands)
Contract minimum fees(1)	$16,972	$7,803	$8,246	$723	$200
Facility leases(2)	5,062	2,045	1,953	1,064	$—
2023 Senior Secured Credit Facility and related interest(3)	1,414	600	814	—	—
Contingent consideration(4)	3,197	1,943	1,254	—	—
Total	$26,645	$12,391	$12,267	$1,787	$200
__________________________
1.We have contractual obligations primarily for third-party technology services and licenses. Certain agreements are fixed for the duration of the contracts and may require us to pay minimum fees.
2.In addition to the facility leases presented, we have $67 thousand in short-term leases. These payments will be made within the next twelve months.
3.We estimated interest payments through the maturity of our 2023 Senior Secured Credit Facility by the unused fee rate of 0.15% in effect as of December 31, 2025.
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

Share Repurchase Programs
New Share Repurchase Program
On February 5, 2026, the Company announced that our Board of Directors had approved a share repurchase program for the Company's Class A common stock (the “New Share Purchase Program”), under which the Company is authorized to repurchase up to $60.0 million of outstanding shares of our Class A common stock (exclusive of fees, commissions or other expenses related to such repurchases). This New Share Repurchase Program replaced a prior share repurchase program entered into by the Company on August 8, 2025 (the “August 2025 Share Repurchase Program”) as further described below, which August 2025 Share Repurchase Program is no longer in effect following the Company expending the maximum dollar amount under this program.

This New Share Repurchase Program will terminate on the earlier of February 4, 2027, or when the maximum dollar amount under the authorization has been expended. Pursuant to this New Share Repurchase Program, the Company is authorized to make repurchases of our Class A Common Stock in the open market, through privately negotiated transactions, or otherwise, including under Rule 10b5-1 plans. The terms of this New Share Repurchase Program provide that, immediately prior to repurchases of Class A common stock under this New Share Repurchase Program, i3 Verticals, LLC will redeem for cash an equal number of units held by the Company in i3 Verticals, LLC in order to fund such repurchases and maintain a 1-1 ratio between the number of outstanding shares of Class A common stock and the units held by the Company in i3 Verticals, LLC.

In addition, repurchases under this New Share Repurchase Program are subject to prevailing market conditions, liquidity and cash flow considerations, applicable securities laws requirements (including under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as applicable), compliance with contractual restrictions under the 2023 Senior Secured Credit Facility and other factors. This New Share Repurchase Program does not require the Company to acquire any particular amount of shares of Class A common stock, and may be extended, modified, suspended or discontinued at any time at the Company’s discretion.

August 2025 Share Repurchase Program
On August 7, 2025, the Company entered into the August 2025 Share Repurchase Program, under which the Company was authorized to repurchase up to $50.0 million of outstanding shares of our Class A common stock (exclusive of fees, commissions or other expenses related to such repurchases). The August 2025 Share Repurchase Program replaced a prior share repurchase program entered into by the Company on August 8, 2024 (the “August 2024 Share Repurchase Program”) as further described below, which August 2024 Share Repurchase Program expired on August 8, 2024. Under the terms of August 2025 Share Repurchase Program, such program would terminate on the earlier of September 30, 2026, or when the maximum dollar amount under the authorization was expended.

Pursuant to the August 2025 Share Repurchase Program, the Company was authorized to make repurchases of our Class A Common Stock in the open market, through privately negotiated transactions, or otherwise, including under Rule 10b5-1 plans. The terms of the August 2025 Share Repurchase Program provided that, immediately prior to repurchases of Class A common stock under the August 2025 Share Repurchase Program, i3 Verticals, LLC would redeem for cash an equal number of units held by the Company in i3 Verticals, LLC in order to fund such repurchases and maintain a 1-1 ratio between the number of outstanding shares of Class A common stock and the units held by the Company in i3 Verticals, LLC. The maximum dollar amount under the August 2025 Share Repurchase Program has been expended , and as such the August 2025 Share Repurchase Program is no longer in effect.

The Company repurchased 1,522,838 shares of Class A Common Stock under the August 2025 Share Repurchase Program at an average price of $24.88 and an aggregate repurchase amount inclusive of commissions and excise taxes of $38.3 million, during the three months ended December 31, 2025. The repurchased shares were cancelled and retired, resulting in a permanent reduction in both the number of shares outstanding and the Company's total stockholders' equity.

August 2024 Share Repurchase Program
On August 8, 2024, the Company announced that our Board of Directors had approved the August 2024 Share Repurchase Program, under which the Company was authorized to repurchase up to $50.0 million of outstanding shares of our Class A common stock (exclusive of fees, commissions or other expenses related to such repurchases). Under the terms of the August 2024 Share Repurchase Program, such program would terminate on the earlier of August 8, 2025, or when the maximum dollar amount under the authorization was expended.
Pursuant to the August 2024 Share Repurchase Program, the Company was authorized to make repurchases of our Class A Common Stock in the open market, through privately negotiated transactions, or otherwise, including under Rule 10b5-1 plans. The terms of the August 2024 Share Repurchase Program provided that, immediately prior to repurchases of Class A common stock under the August 2024 Share Repurchase Program, i3 Verticals, LLC redeemed for cash an equal number of units held by the Company in i3 Verticals, LLC in order to fund such repurchases and maintain a 1-1 ratio between the number of outstanding shares of Class A common stock and the units held by the Company in i3 Verticals, LLC. The August 2024 Share Repurchase Program terminated on August 8, 2025.
The Company repurchased 1,573,881 shares of Class A Common Stock under the August 2024 Share Repurchase Program at an average price of $23.86 per share and an aggregate repurchase amount (inclusive of commissions and excise taxes) of $38.0 million during the year ended September 30, 2025, prior to the termination of such program as noted above. The repurchased shares were cancelled and retired, resulting in a permanent reduction in both the number of shares outstanding and the Company's total stockholders' equity.
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
As of December 31, 2025, the total amount due under the Tax Receivable Agreement was $34.9 million, and payments to the Continuing Equity Owners related to exchanges through December 31, 2025 will range from $0 to $5.4 million per year and are expected to be paid over the next 22 years. The amounts recorded as of December 31, 2025, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

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
As of December 31, 2025, there have been no significant changes to our critical accounting estimates disclosed in the Form 10-K filed with the SEC on November 21, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of December 31, 2025, the 2023 Senior Secured Credit Facility, as amended, consisted of a $400 million revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to, as of any date of determination, the greater of $100 million and 100% of consolidated EBITDA (as defined in the 2023 Senior Secured Credit Facility) for the most recently completed four quarter period (subject to the receipt of additional commitments for any such incremental loan amounts).
As of December 31, 2025, the 2023 Senior Secured Credit Facility accrued interest at Term SOFR (based upon an interest period of one, three or six months), plus 0.10%, plus an applicable margin of 2.00% to 3.00% (2.00% at December 31, 2025), or the base rate (defined as the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%, plus an applicable margin of 1.00% to 2.00%) (1.00% at December 31, 2025), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the 2023 Senior Secured Credit Facility requires us to pay unused commitment fees of 0.15% to 0.30% (0.15% as of December 31, 2025) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.00% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The 2023 Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.0 to 1.0 (ii) a maximum total leverage ratio of 5.0 to 1.0.
As of December 31, 2025, we were in compliance with these covenants, and there was $400.0 million available for borrowing under the revolving credit facility, subject to the financial covenants.
As of December 31, 2025, we had no borrowings outstanding under the 2023 Senior Secured Credit Facility. An increase or decrease in the interest rate applicable to the 2023 Senior Secured Credit Facility would not have had an impact on the results of the business.
Foreign Currency Exchange Rate Risk
As a result of our international operations, we are also exposed to foreign currency exchange rate risks. Because our international operations are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our consolidated results of operations, financial position, or cash flows for the three months ended December 31, 2025.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings
The information required with respect to this item can be found in Note 14 to the accompanying unaudited condensed consolidated financial statements contained in this report and is incorporated by reference into this Part II, Item 1.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Form 10-K for the fiscal year ended September 30, 2025 filed with the SEC on November 21, 2025.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases of shares of the Company’s Class A Common Stock made during the three months ended December 31, 2025 by the Company:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	(a) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(a) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/1/2025 - 10/31/2025	—	$—	—	$50,000
11/1/2025 - 11/30/2025	402,073	$25.17	402,073	$39,880
12/1/2025 - 12/31/2025	1,120,765	$24.78	1,120,765	$12,108
Total	1,522,838	$24.88	1,522,838	$12,108
__________________________
a.On August 7, 2025, the Company announced that its Board of Directors had approved a share repurchase program for up to $50.0 million of outstanding shares of Class A common stock. The shares of Class A common stock repurchased during the three months ended December 31, 2025, as reflected in the table above, were repurchased under this share repurchase program. As noted above, this share repurchase program is no longer in effect as a result of the fact that the maximum dollar authorization under this share repurchase program has been expended, and the Company announced on February 5, 2026, the adoption of a new share repurchase program for up to $60.0 million of outstanding shares of Class A common stock.

During the three months ended December 31, 2025, the Company purchased 1,522,838 of its outstanding shares of Class A common stock under its share repurchase program adopted on August 7, 2025, at an average price of $24.88 per share for a total cost inclusive of commissions and excise taxes of $38.3 million. When the Company repurchases shares of Common Stock, the amount paid to repurchase the shares in excess of the par or stated value is allocated to additional paid-in-capital unless subject to limitation or the balance in additional paid-in-capital is exhausted. Remaining amounts are recognized as a reduction in retained earnings.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None. Without limiting the generality of the foregoing, during the three months ended December 31, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in Inline XBRL and contained in Exhibit 101.

____________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

i3 Verticals, Inc.

		By:	/s/ Geoff Smith
Geoff Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	February 6, 2026