Form 10-Q
period 2026-03-31
i3 Verticals, Inc.
filed 2026-05-08
CIK 1728688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of May 7, 2026, there were 19,549,833 outstanding shares of Class A common stock, $0.0001 par value per share, and 8,381,681 outstanding shares of Class B common stock, $0.0001 par value per share.

PART I. - FINANCIAL INFORMATION
Item 1.    Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	March 31,	September 30,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$7,142	$66,672
Accounts receivable, net	55,284	58,467
Settlement assets	220	411
Prepaid expenses and other current assets	15,564	12,075
Total current assets	78,210	137,625
Property and equipment, net	6,023	7,181
Restricted cash	2,755	250
Capitalized software, net	52,267	48,314
Goodwill	282,284	248,469
Intangible assets, net	156,805	135,797
Deferred tax asset	47,842	49,058
Operating lease right-of-use assets	4,485	4,577
Other assets	5,749	7,140
Total assets	$636,420	$638,411

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$3,630	$6,248
Accrued expenses and other current liabilities	20,025	24,525
Settlement obligations	220	411
Deferred revenue	32,909	37,678
Current portion of operating lease liabilities	1,786	1,827
Total current liabilities	58,570	70,689
Long-term debt, less current portion	81,000	—
Long-term tax receivable agreement obligations	32,379	32,191
Operating lease liabilities, less current portion	2,826	2,964
Other long-term liabilities	23,409	14,844
Total liabilities	198,184	120,688
Commitments and contingencies (see Note 14)
Stockholders' equity
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2026 and September 30, 2025	—	—
Class A common stock, par value $0.0001 per share, 150,000,000 shares authorized; 20,541,392 and 23,983,125 shares issued and outstanding as of March 31, 2026 and September 30, 2025, respectively	2	2
Class B common stock, par value $0.0001 per share, 40,000,000 shares authorized; 8,381,681 and 8,381,681 shares issued and outstanding as of March 31, 2026 and September 30, 2025, respectively	1	1
Additional paid-in capital	197,160	271,310
Accumulated earnings	120,218	118,270
Total stockholders' equity	317,381	389,583
Non-controlling interest	120,855	128,140
Total equity	438,236	517,723
Total liabilities and equity	$636,420	$638,411

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025

Revenue	$57,518	$54,135	$110,189	$106,356

Operating expenses
Costs of services (excluding depreciation and amortization)	17,138	16,580	34,720	32,156
Selling, general and administrative	29,058	26,282	56,047	52,761
Depreciation and amortization	7,703	6,998	14,568	13,859
Change in fair value of contingent consideration	(124)	(786)	(498)	466
Total operating expenses	53,775	49,074	104,837	99,242

Income from operations	3,743	5,061	5,352	7,114

Other expenses (income)
Interest expense	1,141	446	1,522	1,126
Other income	(70)	(593)	(631)	(2,419)
Total other expenses (income)	1,071	(147)	891	(1,293)

Income before income taxes	2,672	5,208	4,461	8,407

Provision for income taxes	478	2,885	1,182	3,294

Net income from continuing operations	2,194	2,323	3,279	5,113
Net loss from discontinued operations, net of income taxes	—	(1,554)	(138)	(1,236)
Net income	2,194	769	3,141	3,877

Net income from continuing operations attributable to non-controlling interest	730	1,304	1,239	2,239
Net loss from discontinued operations attributable to non-controlling interest	—	(381)	(46)	(264)
Net income attributable to non-controlling interest	730	923	1,193	1,975

Net income from continuing operations attributable to i3 Verticals, Inc.	1,464	1,019	2,040	2,874
Net loss from discontinued operations attributable to i3 Verticals, Inc.	—	(1,173)	(92)	(972)
Net income (loss) attributable to i3 Verticals, Inc.	$1,464	$(154)	$1,948	$1,902

Net income per share attributable to Class A common stockholders from continuing operations:
Basic	$0.07	$0.04	$0.09	$0.12
Diluted	$0.07	$0.04	$0.09	$0.12
Net loss per share attributable to Class A common stockholders from discontinued operations:
Basic	—	$(0.05)	$0.00	$(0.04)
Diluted	—	$(0.05)	$0.00	$(0.04)
Weighted average shares of Class A common stock outstanding:
Basic, for continuing operations	21,798,840	23,834,233	22,747,267	23,691,648
Diluted, for continuing operations	30,582,587	24,133,738	23,656,640	24,081,232
Basic, for discontinued operations	—	23,834,233	22,747,267	23,691,648
Diluted, for discontinued operations	—	23,834,233	31,128,948	23,691,648

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2025	23,983,125	$2	8,381,681	$1	$271,310	$118,270	$128,140	$517,723
Equity-based compensation	—	—	—	—	5,178	—	—	5,178
Net income	—	—	—	—	—	484	463	947
Distributions to non-controlling interest holders	—	—	—	—	—	—	93	93
Exercise or release of equity-based awards	149,250	—	—	—	(2,283)	—	—	(2,283)
Repurchases of Class A common stock	(1,522,838)	—	—	—	(38,317)	—	—	(38,317)
Allocation of equity to non-controlling interests	—	—	—	—	3,861	—	(3,861)	—
Balance at December 31, 2025	22,609,537	2	8,381,681	1	239,749	118,754	124,835	483,341
Equity-based compensation	—	—	—	—	4,619	—	—	4,619
Net income	—	—	—	—	—	1,464	730	2,194
Distributions to non-controlling interest holders	—	—	—	—	—	—	29	29
Exercise or release of equity-based awards	152,591	—	—	—	(968)	—	—	(968)
Repurchases of Class A common stock	(2,220,736)	—	—	—	(50,979)	—	—	(50,979)
Allocation of equity to non-controlling interests	—	—	—	—	4,739	—	(4,739)	—
Balance at March 31, 2026	20,541,392	$2	8,381,681	$1	$197,160	$120,218	$120,855	$438,236
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
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$3,141	$3,877
Adjustments to reconcile net income from operating activities:
Depreciation and amortization	14,568	15,524
Equity-based compensation	9,797	7,746
Amortization of debt issuance costs	431	530
Provision for deferred income taxes	725	1,859
Adjustments to gain on sale of Merchant Services Business	—	657
Non-cash lease expense	1,065	1,162
Changes in non-cash contingent consideration expense from original estimate	(498)	1,758
Other non-cash adjustments to net income	1,821	(366)
Changes in operating assets:
Accounts receivable	2,802	25
Prepaid expenses and other current assets	(3,411)	(3,145)
Other assets	841	(454)
Changes in operating liabilities:
Accounts payable	(2,618)	(1,020)
Accrued expenses and other current liabilities	(2,905)	(40,839)
Acquisition escrow obligations	2,505	26
Deferred revenue	(2,385)	(1,030)
Operating lease liabilities	(1,145)	(1,776)
Other long-term liabilities	(584)	(101)
Contingent consideration paid in excess of original estimates	—	(60)
Net cash provided by (used in) operating activities	24,150	(15,627)

Cash flows from investing activities:
Expenditures for property and equipment	(722)	(972)
Proceeds from sale of property and equipment	448	1,501
Expenditures for capitalized software	(4,384)	(4,204)
Acquisitions of businesses, net of cash acquired	(60,000)	—
Net cash used in investing activities	(64,658)	(3,675)

Cash flows from financing activities:
Proceeds from revolving credit facility	140,071	36,052
Payments on revolving credit facility	(59,071)	(24,052)
Payments to extinguish exchangeable notes	—	(26,223)
Payments for repurchases of Class A common stock, including related excise taxes	(88,788)	(11,498)
Net payments for settlement obligations	(191)	(565)
Payments for required distributions to members or on behalf of members for tax obligations	(1,762)	(23,939)
Payments for required distributions to members under the Tax Receivable Agreement	(2,524)	(9,954)
Proceeds from stock option exercises	129	150
Payments for employees' tax withholdings from net settled stock option exercises and RSU releases	(4,572)	—
Net cash used in financing activities	(16,708)	(60,029)

Net decrease in cash, cash equivalents and restricted cash	(57,216)	(79,331)
Cash, cash equivalents and restricted cash at beginning of period	67,333	89,597
Cash, cash equivalents and restricted cash at end of period	$10,117	$10,266

Supplemental disclosure of cash flow information:
Cash paid for interest	$892	$440
Cash paid for income taxes, net of refunds	$3,009	$34,157
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

The following tables provide reconciliations of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to that shown in the condensed consolidated statements of cash flows:

	September 30,
	2025	2024
Beginning balance
Cash and cash equivalents	$66,672	$86,541
Settlement assets	411	632
Restricted cash	250	2,424
Total cash, cash equivalents, and restricted cash	$67,333	$89,597

	March 31,
	2026	2025
Ending balance
Cash and cash equivalents	$7,142	$7,749
Settlement assets	220	67
Restricted cash	2,755	2,450
Total cash, cash equivalents, and restricted cash	$10,117	$10,266
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

2. DISCONTINUED OPERATIONS
Healthcare RCM Business Divestiture
During the three months ended June 30, 2025, i3 Verticals, LLC and i3 Healthcare Solutions, LLC, a wholly-owned subsidiary of i3 Verticals, LLC (“Healthcare RCM Seller,” and collectively with i3 Verticals, LLC, the “Healthcare RCM Seller Parties”), completed the sale of the equity interests of certain wholly-owned subsidiaries of the Healthcare RCM Seller (the “Healthcare RCM Acquired Entities”) which owned and operated the Company's healthcare revenue cycle management business, including its associated proprietary technology (the “Healthcare RCM Business”), to Infinx, Inc. (“Healthcare RCM Buyer” or "Infinx"), a Texas corporation, pursuant to the terms of that certain Securities Purchase Agreement dated as of May 5, 2025, by and among Healthcare RCM Buyer and the Healthcare RCM Seller Parties (the “Healthcare RCM Purchase Agreement;” the transactions contemplated by the Healthcare RCM Purchase Agreement, the “Healthcare RCM Transactions”). In addition, immediately prior to the sale of the equity interests of the Healthcare RCM Acquired Entities pursuant to the Healthcare RCM Purchase Agreement, i3 Verticals, LLC and certain of its subsidiaries contributed and/or assigned certain assets and certain liabilities related to the Healthcare RCM Business to the Healthcare RCM Acquired Entities. The purchase price payable by Healthcare RCM Buyer to Healthcare RCM Seller for the equity interests of the Healthcare RCM Acquired Entities was $96,252, paid in cash at closing, after giving effect to post-closing net working capital, indebtedness and cash adjustments. The Healthcare RCM Business comprised the majority of the Company's former Healthcare segment.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
At the closing of the transactions contemplated by the Healthcare RCM Purchase Agreement, the Company entered into a transition services agreement with Infinx ("Infinx TSA"), pursuant to which, among other things, the Company or affiliates thereof are providing certain information technology and operational transition services to Infinx for a period of time after the closing, and an employee leasing agreement with Infinx ("Infinx ELA"), pursuant to which the Company leased employees of the Healthcare RCM Business to Infinx for a limited period of time following the closing in accordance with the terms thereof. The obligations under the Infinx TSA were substantially completed in the first quarter of fiscal 2026. The Infinx ELA completed on July 31, 2025. Revenue earned under the Infinx TSA and Infinx ELA are reported in other income and expenses incurred for which the Company is reimbursed through the Infinx TSA and Infinx ELA are reported in selling, general and administrative expenses within the Company's condensed consolidated statements of operations. Income under the Infinx TSA during the three and six months ended March 31, 2026 was $26 and $160, respectively.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The financial results of the Healthcare RCM Business are included in income from discontinued operations, net of income taxes on the Company’s condensed consolidated statements of operations. The following table presents financial results of Healthcare RCM Business for the three and six months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025

Revenue	$—	$9,126	$—	$18,862

Operating expenses
Costs of services (excluding depreciation and amortization)	—	5,809	—	11,530
Selling, general and administrative	—	2,405	—	4,826
Depreciation and amortization	—	842	—	1,665
Change in fair value of contingent consideration	—	1,167	—	1,292
Total operating expenses	—	10,223	—	19,313

Loss from operations	—	(1,097)	—	(451)

Other (income) expenses	—	(38)	169	(38)

Loss before income taxes from discontinued operations	—	(1,059)	(169)	(413)

Provision for (benefit from) income taxes	—	169	(31)	283

Net loss from discontinued operations	—	(1,228)	(138)	(696)

Net loss from discontinued operations attributed to non-controlling interest	—	(282)	(46)	(89)
Net loss from discontinued operations attributable to i3 Verticals, Inc.	$—	$(946)	$(92)	$(607)

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Company has elected to not separately disclose discontinued operations on its condensed consolidated statement of cash flows. The following table presents cash flows from discontinued operations for major captions on the condensed consolidated financial statements:

Six Months Ended March 31, 2025
Depreciation and amortization	$1,665
Equity-based compensation	$595
Non-cash lease expense	$523
Increase in non-cash contingent consideration expense from original estimate	$1,292
Expenditures for capitalized software	$(218)
The following table presents significant non-cash investing and financing activities for major captions on the consolidated financial statements:

Six Months Ended March 31, 2025
Right-of-use assets obtained in exchange for operating lease obligations	$266
Merchant Services Business Divestiture
During the year ended September 30, 2024, the Company made the strategic decision to discontinue a significant segment of its operations constituting its Merchant Services Business (as defined below). In this regard, on September 20, 2024, i3 Verticals, LLC, and i3 Holdings Sub, Inc., a wholly-owned subsidiary of i3 Verticals, LLC (“Corporation Seller,” and collectively with i3 Verticals, LLC, the “Merchant Services Sellers”) completed the transactions (such closing, the “Closing”) contemplated by that certain Securities Purchase Agreement dated as of June 26, 2024 (the “Merchant Services Purchase Agreement”), by and among i3 Verticals, LLC, Corporation Seller, the Company (solely for the purpose of providing a guaranty of the obligations of Merchant Services Sellers as set forth in the Merchant Services Purchase Agreement), Payroc Buyer, LLC (“Merchant Services Buyer” or "Payroc"), and Payroc WorldAccess, LLC (solely for the purpose of providing a guaranty of the obligations of Merchant Services Buyer as set forth in the Merchant Services Purchase Agreement). Pursuant to the terms of the Merchant Services Purchase Agreement, the Merchant Services Sellers sold to Merchant Services Buyer the equity interests of certain direct and indirect wholly-owned subsidiaries of the Merchant Services Sellers (the “Merchant Services Acquired Entities”) primarily comprising the Company’s merchant services business, including its associated proprietary technology (the “Merchant Services Business”), after giving effect to the contribution of certain assets and the assignment of certain liabilities associated with the Merchant Services Business from i3 Verticals, LLC and certain affiliates to the Merchant Services Acquired Entities pursuant to a contribution agreement which was entered into immediately prior to the Closing (collectively, the "Merchant Services Transactions"). Pursuant to the terms of the Merchant Services Purchase Agreement, Merchant Services Buyer paid to the Merchant Services Sellers an aggregate purchase price of approximately $439,516 paid in cash at closing, after giving effect to post-closing net working capital, indebtedness and cash adjustments. The Merchant Services Business comprised the Company's entire former Merchant Services segment and a small portion of the Company's former Software and Services segment.
In connection with the closing of the Merchant Services Transactions, the Company entered into a transition services agreement with Payroc ("Payroc TSA"), pursuant to which, among other things, the Company or affiliates thereof provides certain information technology and operational transition services to Payroc for a period of time after the closing, and a processing services agreement with Payroc ("Payroc PSA"), pursuant to which the parties provide certain payment processing services to customers of each party following the closing in accordance with the terms thereof. The obligations under the Payroc TSA were substantially complete as of December 31, 2025. The obligations under the Payroc PSA are planned to be complete in the first quarter of fiscal 2029. Revenue earned under the Payroc TSA and Payroc PSA are reported in other income, and expenses incurred for which the Company is reimbursed through the Payroc TSA and Payroc PSA are reported in selling, general and

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
administrative expenses within the Company's condensed consolidated statements of operations. Income under the Payroc TSA and Payroc PSA was $34 and $65 during the three and six months ended March 31, 2026 respectively, and was $461 and $956 during the three and six months ended March 31, 2025, respectively.
The financial results of the Merchant Services Business are included in income from discontinued operations, net of income taxes on the Company’s consolidated statements of operations. The following table presents financial results of Merchant Services Business for the three and six months ended March 31, 2025:

	Three Months Ended March 31, 2025	Six Months Ended March 31, 2025

Revenue	$—	$—

Operating expenses
Costs of services (excluding depreciation and amortization)	—	—
Selling, general and administrative	—	—
Depreciation and amortization	—	—
Total operating expenses	—	—

Income from operations	—	—

Other expenses	404	657

Loss before income taxes from discontinued operations	(404)	(657)

Benefit from income taxes	(78)	(117)

Net loss from discontinued operations	(326)	(540)

Net loss from discontinued operations attributed to non-controlling interest	(99)	(175)
Net loss from discontinued operations attributable to i3 Verticals, Inc.	$(227)	$(365)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the reporting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the unaudited condensed consolidated financial statements of the Company and its subsidiaries as of March 31, 2026 and for the three and six months ended March 31, 2026 and 2025. The results of operations for the three and six months ended March 31, 2026 and 2025 are not necessarily indicative of the operating results for the full year.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
As permitted by the rules and regulations of the SEC, certain information and disclosures otherwise included in the notes to the consolidated financial statements have been condensed or omitted from the summary of significant accounting policies. The Company believes the disclosures are adequate to make the information presented not misleading. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the Company's consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025 filed with the SEC on November 21, 2025.
Principles of Consolidation
These interim condensed consolidated financial statements include the accounts of the Company and its subsidiary companies. All intercompany accounts and transactions have been eliminated in consolidation.
Restricted Cash
Restricted cash represents funds held in escrow related to acquisitions or held-on-deposit with the processing bank pursuant to agreements to cover potential merchant losses. It is presented as long-term assets on the accompanying condensed consolidated balance sheets since the initial terms of the related agreements extend beyond the next twelve months. Following the adoption of Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230), the Company includes restricted cash along with the cash and cash equivalents balance for presentation in the consolidated statements of cash flows.
Settlement Assets and Obligations
Settlement assets and obligations result when funds are temporarily held or owed by the Company on behalf of merchants, consumers, schools, and other institutions. Timing differences, interchange expenses, merchant reserves and exceptional items cause differences between the amount received from the card networks and the amount funded to counterparties. These balances arising in the settlement process are reflected as settlement assets and obligations on the accompanying consolidated balance sheets. Settlement assets or settlement obligations are generally collected and paid within two weeks. Settlement assets and settlement obligations were $220 as of March 31, 2026 and $411 as of September 30, 2025, respectively.
Reclassifications
Discontinued operations
The results of operations for the Company's Merchant Services Business and Healthcare RCM Business have been reclassified as discontinued operations for all periods presented in the condensed consolidated statements of operations. Refer to Note 2 for additional information.
Inventories
Inventories consist of point-of-sale equipment to be sold to customers and are stated at the lower of cost, determined on a weighted average or specific basis, or net realizable value. Inventories were $2,617 and $2,516 at March 31, 2026 and September 30, 2025, respectively, and are included within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
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
The operating results of an acquisition are included in the consolidated statements of operations from the date of such acquisition. Acquisitions completed during the six months ended March 31, 2026 contributed $2,242 and $304 of revenue and net income, respectively, to the results in the Company's condensed consolidated statements of operations for the six months ended March 31, 2026.
Lease Expense
Leases are recorded in accordance with ASC 842, Leases ("ASC 842"). The Company elected the accounting policy practical expedients for all classes of underlying assets to (i) combine associated lease and non-lease components in a lease arrangement as a combined lease component and (ii) exclude recording short-term leases as right-of-use assets on the condensed consolidated balance sheets.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Company's revenue from continuing operations for the three and six months ended March 31, 2026 and 2025 is derived from the following sources:
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Company follows the requirements of ASC 606-10-55 Revenue from Contracts with Customers—Principal versus Agent Considerations, which states that the determination of whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement. The determination of gross versus net recognition of revenue requires judgment that depends on whether the Company controls the good or service before it is transferred to the merchant or whether the Company is acting as an agent of a third party. The assessment is provided separately for each performance obligation identified. Under its agreements, the Company incurs interchange and network pass-through charges from the third-party card issuers and card networks, respectively, related to the provision of payment authorization services. The Company has determined that it is acting as an agent with respect to these payment authorization services, based on the following factors: (1) the Company has no discretion over which card issuing bank will be used to process a transaction and is unable to direct the activity of the merchant to another card issuing bank, and (2) interchange and card network rates are pre-established by the card issuers or card networks, and the Company has no latitude in determining these fees. Therefore, revenue allocated to the payment authorization performance obligation is presented net of interchange and card network fees paid to the card issuing bank and card network, respectively, for the six months ended March 31, 2026 and 2025.
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
Arrangements may contain multiple performance obligations, such as payment authorization services, transaction settlement services, hardware, software products, SaaS, maintenance, and professional installation and training services. Revenues are allocated to each performance obligation based on the standalone selling price of each good or service. The selling price for a deliverable is based on standalone selling price, if available, the adjusted market assessment approach, estimated cost plus margin approach, or residual approach. The Company establishes estimated selling price, based on the judgment of the Company's management, considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. In arrangements with multiple performance obligations, the Company applies significant judgment in determining the allocation of the transaction price at inception of the arrangement and uses the standalone selling prices for the majority of the Company's revenue recognition.
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Software and related services revenue	$40,677	$37,679	$76,359	$74,283
Proprietary payments revenue	14,523	14,058	28,998	27,493
Other revenue	2,318	2,398	4,832	4,580
Total revenue	$57,518	$54,135	$110,189	$106,356
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Revenue earned over time	$49,649	$47,514	$97,297	$94,914
Revenue earned at a point in time	7,869	6,621	12,892	11,442
Total revenue	$57,518	$54,135	$110,189	$106,356
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
As of March 31, 2026 and September 30, 2025, the Company’s contract assets from contracts with customers was $10,564 and $9,211, respectively.
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
The following tables present the changes in deferred revenue as of and for the six months ended March 31, 2026 and 2025, respectively:

Balance at September 30, 2025	$38,486
Deferral of revenue	15,133
Recognition of unearned revenue	(15,999)
Balance at December 31, 2025	37,620
Deferral of revenue	12,921
Recognition of unearned revenue	(14,408)
Balance at March 31, 2026	$36,133

Balance at September 30, 2024	$39,156
Deferral of revenue	16,881
Recognition of unearned revenue	(13,645)
Balance at December 31, 2024	42,392
Deferral of revenue	9,841
Recognition of unearned revenue	(14,973)
Balance at March 31, 2025	$37,260
Costs to Obtain and Fulfill a Contract
The Company capitalizes incremental costs to obtain new contracts and contract renewals and amortizes these costs on a straight-line basis as an expense over the benefit period, which is generally the expected customer life, unless a commensurate payment is not expected at renewal. As of March 31, 2026 and September 30, 2025, the Company had $1,727 and $1,412, respectively, of capitalized contract costs, which relate to commissions paid to employees as well as other incentives given to customers to obtain new sales, included within “Other assets" on the condensed consolidated balance sheets. The Company recorded expense from continuing operations related to these costs of $63 and $121 for the three and six months ended March 31, 2026, respectively, and $180 and $212 for the three and six months ended March 31, 2025, respectively.
The Company expenses sales commissions as incurred for the Company's sales commission plans that are paid on recurring monthly revenues, portfolios of existing customers, or have a substantive stay requirement prior to payment.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Costs of Services
Costs of services include costs directly related to the Company's software and related services, including personnel costs related to installation of the Company's software, conversion of client data, training client personnel, customer support activities and various other services provided directly to customers and hosting and related software costs for directly supporting the Company's customers. Additionally, costs of services include costs directly attributable to payment processing services such as processing and bank sponsorship. Losses resulting from chargebacks against a customer are included in costs of services. Residual payments to the Company's distribution partners and the cost of equipment sold is also included in cost of services. Amortization arising from capitalized software development is not included in costs of services. Costs of services are recognized at the time the related revenue is recognized.
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
Segment Information
The Company has identified its Chief Executive Officer as the Company's Chief Operating Decision Maker ("CODM"). The Company’s CODM reviews discrete financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance which is based on consolidated information about our revenues, income from operations, and other key financial data. All significant operating decisions are made by analyzing the Company as a single operating segment and as a result, the Company determined that it operates as a single reportable segment as of June 30, 2025. See Note 16 to our condensed consolidated financial statements for additional information.
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 will provide improvements to the income tax disclosures primarily related to the income taxes paid and rate reconciliation, and how legislation changes may affect future capital allocation and cash flow forecasts. The amendment will improve the consistency in which companies provide tax information, and will further increase the transparency of related tax risks and operational opportunities. The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company will not be required to present the effects of adoption of ASU 2023-09 until the Form 10-K filed for the annual period ending September 30, 2026. The Company is currently evaluating the impact of the adoption of ASU 2023-09 on the Company’s financial statement disclosures.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The amendment will specifically require that an entity disclose the amounts related to purchases of inventory, employee compensation, depreciation and intangible asset amortization. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company will not be required to adopt ASU 2024-03 until the annual period ending September 30, 2028. The Company is currently evaluating the impact of the adoption of ASU 2024-03 on the Company’s financial statement disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use-Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). ASU 2025 removes the prescriptive software development “project stages” and requires capitalization of software costs once (1) management authorizes and commits funding and (2) completion and use are probable. Entities must evaluate significant development uncertainty related to technological innovations or performance requirements. The amendments also require Subtopic 360-10 disclosures for all capitalized internal-use software costs and clarify that intangible asset disclosures under Subtopic 350-30 are not required. The standard is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company will not be required to adopt ASU 2025-06 until the annual period ending September 30, 2029. The Company is currently evaluating the impact of the adoption of ASU 2025-06 on the Company’s financial statement disclosures.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"). ASU 2025-11 provides clarity on current interim reporting requirements. The amendments improve the navigability of required interim disclosures and enhance consistency for all entities by clarifying the form and content of interim financial statements in accordance with GAAP. Additionally, the standard introduces a disclosure principle requiring entities to report all events since the end of the last annual reporting period that have a material impact on the Company. The standard is effective for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company will not be required to adopt ASU 2025-11 until the annual period ending September 30, 2029. The Company is currently evaluating the impact of the adoption of ASU 2025-11 on the Company’s financial statement disclosures.

4. ACQUISITIONS
During the six months ended March 31, 2026 and the year ended September 30, 2025, the Company acquired the following businesses:
Business Combinations during the six months ended March 31, 2026
Purchase of Transportation Market Business
On January 1, 2026, the Company completed the acquisition of a business that operates in the transportation market at the state level. The acquired business provides driver and motor vehicle insurance verification solutions. Total purchase consideration was $60,000 in cash payable at closing funded by proceeds from the Company's revolving credit facility and cash on hand, plus an additional amount of cash contingent consideration payable following the closing in an amount of up to $20,000, dependent upon the achievement of specified financial performance targets, as defined in the purchase agreement, for performance periods extending through May 2028. The acquisition date estimated fair value of such cash contingent consideration is $7,600.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The goodwill associated with the business acquisition is deductible for tax purposes. The acquired customer relationships intangible asset has an estimated amortization period of eighteen years. The acquired trade name has an amortization period of one year. The acquired capitalized software has an amortization period of seven years.
Acquisition-related costs for this acquisition amounted to approximately $142 and were included in selling, general and administrative on the consolidated statement of operations and were expensed as incurred.
Summary of the Transportation Market Business
The preliminary fair values assigned to certain assets and liabilities assumed, as of the acquisition date, were as follows:

Accounts receivable, net	$1,252
Prepaid expenses and other current assets	85
Property and equipment, net	75
Capitalized software, net	6,600
Customer relationships	26,900
Trade name	210
Goodwill	33,815
Total assets acquired	68,937

Accrued expenses and other current liabilities	1,301
Deferred revenue	36
Net assets acquired	$67,600
Pro Forma Results of Operations for 2026 Business Combinations
The following supplemental pro forma results of operations have been prepared as though each of the acquired businesses in the six months ended March 31, 2026 had occurred on October 1, 2024. Pro forma adjustments were made to reflect the impact of depreciation and amortization, changes to executive compensation and the revised debt load, all in accordance with ASC 805. This supplemental pro forma information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made on these dates, or of results of operations that may occur in the future.

	Six Months Ended March 31,
	2026	2025
Revenue	$112,276	$109,908
Net income from continuing operations	$3,699	$4,810
Business Combinations during the year ended September 30, 2025
Purchase of Utility Billing Software Company
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

Six Months Ended March 31,
2025
Revenue	$107,793
Net income from continuing operations	$5,244

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
A summary of the Company's prepaid expenses and other current assets as of March 31, 2026 and September 30, 2025 is as follows:

	March 31,	September 30,
	2026	2025
Inventory	$2,617	$2,516
Prepaid licenses	9,020	5,874
Prepaid insurance	1,017	222
Notes receivable — current portion	195	195
Other current assets	2,715	3,268
Prepaid expenses and other current assets	$15,564	$12,075

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
6. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill are as follows:

Total
Balance at September 30, 2025	$248,469
Goodwill attributable to the preliminary purchase price of the acquisition completed during the six months ended March 31, 2026	33,815
Balance at March 31, 2026	$282,284
Intangible assets consisted of the following as of March 31, 2026:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Customer relationships	$206,550	$(50,342)	$156,208	9 to 20 years – straight-line
Trade names	2,101	(1,597)	504	1 to 5 years – straight-line
Non-compete agreements and other intangible assets	175	(98)	77	1 to 8 years – straight-line
Total finite-lived intangible assets	208,826	(52,037)	156,789

Indefinite-lived intangible assets:
Trademarks	16	—	16
Total identifiable intangible assets	$208,842	$(52,037)	$156,805
Amortization expense from continuing operations for intangible assets amounted to $3,243 and $6,101 for the three and six months ended March 31, 2026, respectively, and $2,792 and $5,585 for the three and six months ended March 31, 2025, respectively.
Based on net carrying amounts at March 31, 2026, the Company's estimate of future amortization expense for continuing operations for intangible assets are presented in the table below for fiscal years ending September 30:

2026 (six months remaining)	$6,399
2027	12,501
2028	12,260
2029	12,233
2030	12,188
Thereafter	101,208
$156,789

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
7. ACCRUED EXPENSES AND OTHER LIABILITIES
A summary of the Company's accrued expenses and other current liabilities as of March 31, 2026 and September 30, 2025 is as follows:

	March 31,	September 30,
	2026	2025
Accrued wages, bonuses, commissions and vacation	$5,061	$6,587
Accrued interest	354	155
Accrued contingent consideration — current portion	1,023	82
Escrow liabilities — current portion	1,255	—
Accrued tax distributions	268	2,147
Accrued income tax expense	150	2,760
Tax receivable agreement liability — current portion	—	2,720
Customer deposits	991	461
Employee health self-insurance liability	—	13
Accrued third-party software expenses	3,742	2,674
Accrued interchange	3,951	3,139
Accrued excise taxes	883	376
Other accrued expenses	2,347	3,411
Accrued expenses and other current liabilities	$20,025	$24,525

A summary of the Company's long-term liabilities as of March 31, 2026 and September 30, 2025 is as follows:

	March 31,	September 30,
	2026	2025
Escrow liabilities — long-term	$1,250	$—
Accrued contingent consideration — long-term portion	9,650	3,489
Deferred tax liability — long-term	8,504	8,994
Deferred revenue — long-term	3,224	808
Other long-term liabilities	781	1,553
Total other long-term liabilities	$23,409	$14,844

8. LONG-TERM DEBT
A summary of long-term debt as of March 31, 2026 and September 30, 2025 is as follows:

		March 31,	September 30,
	Maturity	2026	2025
Revolving lines of credit to banks under the 2023 Senior Secured Credit Facility	May 8, 2028	$81,000	$—
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
The 2023 Senior Secured Credit Facility provides that the Borrower has the right to seek additional commitments to provide additional term loan facilities or additional revolving credit commitments in an aggregate principal amount up to, as of any date of determination, the sum of (i) the greater of $100,000 and 100% of the Borrower’s consolidated EBITDA (as defined in the 2023 Senior Secured Credit Facility) for the most recently completed four quarter period, plus (ii) the amount of certain prepayments of certain indebtedness, so long as, among other things, after giving pro forma effect to the incurrence of such additional borrowings and any related transactions, the Borrower’s consolidated interest coverage ratio (as defined in the 2023 Senior Secured Credit

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Facility) would not be less than 3.0 to 1.0 and the Borrower’s consolidated total net leverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not exceed 5.0 to 1.0. As of March 31, 2026, the Borrower's consolidated interest coverage ratio was 16.2x and total leverage ratio was 1.2x.
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
The Adjusted Term SOFR rate will be the rate of interest per annum equal to the Term SOFR rate (based upon an interest period of one, three or six months), plus 0.10%, plus an applicable margin of 2.00% to 3.00% (2.00% at March 31, 2026). The Adjusted Term SOFR rate shall not be less than 0% in any event.
The base rate is a fluctuating rate of interest per annum equal to the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%, plus an applicable margin of 1.00% to 2.00% (1.00% at March 31, 2026). The base rate shall not be less than 1% in any event.
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
In addition to paying interest on outstanding principal under the Revolver, the Borrower will be required to pay a commitment fee equal to the product of between 0.15% and 0.30% (the applicable percentage depending on the Borrower’s consolidated total net leverage ratio as reflected in the schedule above, 0.15% at March 31, 2026) times the actual daily amount by which $400,000 exceeds the total amount outstanding under the Revolver and available to be drawn under all outstanding letters of credit.
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
On May 5, 2025, i3 Verticals, LLC entered into that certain Second Amendment to Credit Agreement (the “Amendment”), which amended the 2023 Senior Secured Credit Facility, with the guarantors and the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
The Amendment provided for certain amendments to the 2023 Senior Secured Credit Facility, including amendments that permitted and accommodated the execution of the Healthcare RCM Purchase Agreement and the consummation of the Healthcare RCM Transactions. The Amendment also permanently reduced the aggregate lender commitments under the Company’s revolving line of credit from $450,000 to $400,000.
Debt issuance costs
The Company did not incur any debt issuance costs during the three and six months ended March 31, 2026 and 2025. The Company's debt issuance costs are being amortized over the related term of the debt using the straight-line method, which is not materially different than the effective interest rate method, and are presented within other assets in the condensed consolidated balance sheets. The amortization of deferred debt issuance costs is included in interest expense and amounted to approximately $215 and $431 during the three and six months ended March 31, 2026, respectively, and $250 and $530 during the three and six months ended March 31, 2025, respectively.

9. STOCKHOLDERS' EQUITY
Share Repurchase Programs
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
During the six months ended March 31, 2025 the Company repurchased 510,155 shares of Class A Common Stock under the August 2024 Share Repurchase Program at an average price of $22.51 per share for a total cost of $11,613. The repurchased shares were cancelled and retired, resulting in a reduction in both the number of shares outstanding and the Company's total stockholders' equity.
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
The maximum dollar amount under the August 2025 Share Repurchase Program was expended during the three months ended March 31, 2026, and the August 2025 Share Repurchase Program is no longer in effect.
On February 5, 2026, the Company entered into a new share repurchase program (the "New Share Repurchase Program") for the Company's Class A common stock, under which the Company is authorized to repurchase up to $60,000 of outstanding shares of our Class A common stock (exclusive of fees, commissions or other expenses related to such repurchases). This New Share Repurchase Program replaced the August 2025 Share Repurchase Program.
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
During the three months ended March 31, 2026 the Company repurchased 2,220,736 shares of Class A Common Stock at an average price of $22.70 per share for a total cost inclusive of commissions and excise taxes of $50,979. These repurchases consisted of 1,703,682 shares repurchased under the New Share Repurchase Program at an average price of $22.48 per share for a total cost inclusive of commissions and excise taxes of $38,735, and 517,054 shares repurchased under the August 2025 Share Repurchase Program at an average price of $23.42 per share for a total cost inclusive of commissions and excise taxes of $12,244.
During the six months ended March 31, 2026 the Company repurchased 3,743,574 shares of Class A Common Stock at an average price of $23.59 per share for a total cost inclusive of commissions and excise taxes of $89,296. These repurchases consisted of 1,703,682 shares repurchased under the New Share Repurchase Program at an average price of $22.48 per share for a total cost inclusive of commissions and excise taxes of $38,735, and 2,039,892 shares repurchased under the August 2025 Share Repurchase Program at an average price of $24.51 per share for a total cost inclusive of commissions and excise taxes of $50,561. The repurchased shares were cancelled and retired, resulting in a reduction in both the number of shares outstanding and the Company's total stockholders' equity. Since March 31, 2026, the maximum dollar amount under the New Share Repurchase Program has been expended, and the New Share Repurchase Program is no longer in effect. For additional information regarding the Company’s new share purchase program, see Note 20.
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
On July 4, 2025, the U.S. enacted the tax legislation known as the One Big Beautiful Bill Act which includes, among other provisions, changes to federal income tax provisions including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions effective in 2025 and others taking effect in later years. The Company is evaluating the future impact of these changes on its condensed consolidated financial statements.
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. When the estimate of the annual effective tax rate is unreliable, the Company records its income tax expense or benefit based upon a period to date effective tax rate. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the Company’s estimated tax rate changes, it makes a cumulative adjustment in that period. The Company’s provision for income taxes for continuing operations was a provision of $478 and $1,182 for the three and six months ended March 31, 2026, respectively, and a provision of $2,885 and $3,294 three and six months ended March 31, 2025, respectively.
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
During the six months ended March 31, 2026, the Company did not acquire any common units of i3 Verticals, LLC in connection with the redemption of common units.
The deferred tax asset balance was $36,222 as of March 31, 2026. The Company also has a corresponding Tax Receivable Agreement liability of $32,379, which was recorded in long-term tax receivable agreement obligations as of March 31, 2026.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Payments to the Continuing Equity Owners related to exchanges through March 31, 2026 will range from $0 to $5,364 per year and are expected to be paid over the next 22 years. The amounts recorded as of March 31, 2026, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

11. LEASES
The Company’s leases consist primarily of real estate leases throughout the markets in which the Company operates. At contract inception, the Company determines whether an arrangement is or contains a lease, and for each identified lease, evaluates the classification as operating or financing. The Company had no finance leases as of March 31, 2026. Leased assets and obligations are recognized at the lease commencement date based on the present value of fixed lease payments to be made over the term of the lease. Renewal and termination options are factored into determination of the lease term only if the option is reasonably certain to be exercised. The weighted-average remaining lease term was 4 years at both March 31, 2026 and 2025. The Company had no significant short-term leases during the three and six months ended March 31, 2026 and 2025.
The Company’s leases do not provide a readily determinable implicit interest rate and the Company uses its incremental borrowing rate to measure the lease liability and corresponding right-of-use asset. The incremental borrowing rates were determined based on a portfolio approach considering the Company’s current secured borrowing rate adjusted for market conditions and the length of the lease term. The weighted-average discount rate used in the measurement of our lease liabilities was 6.3% and 7.1% as of March 31, 2026 and 2025, respectively.
Operating lease cost is recognized on a straight-line basis over the lease term. Operating lease costs for continuing operations were $617 and $1,236 for the three and six months ended March 31, 2026, respectively, and $119 and $807 for the three and six months ended March 31, 2025, respectively, which are included in selling, general and administrative expenses in the condensed consolidated statements of operations.
Total variable lease costs within operating lease costs from continuing operations were not significant for the three and six months ended March 31, 2026 and 2025. The variable lease costs are primarily comprised of costs of maintenance and utilities and changes in rates, and are determined based on the actual costs incurred during the period. Variable payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.
Short-term rent expense from continuing operations were not significant for the three and six months ended March 31, 2026 and 2025. Short-term rent expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
As of March 31, 2026, maturities of lease liabilities for continuing operations are as follows:

Fiscal Years ending September 30:
2026 (six months remaining)	$1,156
2027	1,903
2028	1,002
2029	724
2030	645
Thereafter	154
Total future minimum lease payments (undiscounted)(1)	5,584
Less: present value discount	(972)
Present value of lease liability	$4,612
__________________________
1.Total future minimum lease payments excludes payments of $58 for leases designated as short-term leases, which are excluded from the Company's right-of-use assets. These payments will be made within the next twelve months.

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
The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, settlement assets and obligations, accounts receivable, other assets, accounts payable, and accrued expenses, approximated their fair values as of March 31, 2026 and 2025, because of the relatively short maturity dates on these instruments. The carrying amount of debt approximates fair value as of March 31, 2026 and 2025, because interest rates on these instruments approximate market interest rates.

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

Accrued Contingent Consideration
Balance at September 30, 2025	$3,571
Contingent consideration accrued at time of business combination	7,600
Change in fair value of contingent consideration included in operating expenses	(498)
Contingent consideration paid	—
Balance at March 31, 2026	$10,673

Accrued Contingent Consideration
Balance at September 30, 2024(1)	$2,154
Contingent consideration accrued at time of business combination	—
Change in fair value of contingent consideration included in operating expenses	466
Contingent consideration paid	(60)
Balance at March 31, 2025(2)	$2,560
__________________________
1.In connection with the sale of the Healthcare RCM Business, $198 of the Company's accrued contingent consideration (as of September 30, 2024) were classified as "Current liabilities held for sale" in the accompanying condensed consolidated balance sheets and were not included in these amounts.
2.In connection with the sale of the Healthcare RCM Business, $1,490 of the Company's accrued contingent consideration was classified as "Current assets held for sale" as of March 31, 2025 in the accompanying condensed consolidated balance sheets and was not included in this amount.
The fair value of contingent consideration obligations includes inputs not observable in the market and thus represents a Level 3 measurement. The amount to be paid under these obligations is contingent upon the achievement of certain growth metrics related to the financial performance of the entities subsequent to acquisition. The fair value of material contingent consideration included in an acquisition is calculated using a Monte Carlo simulation as well as a discounted cash flows analysis. The contingent consideration is revalued each period until it is settled. Management reviews the historical and projected performance of each acquisition with contingent consideration and uses an income probability method to revalue the contingent consideration. The revaluation requires management to make certain assumptions and represents management's best estimate at the valuation date. The probabilities are determined based on a management review of the expected likelihood of triggering events that would cause a change in the contingent consideration paid. The Company develops the projected future financial results based on an analysis of historical results, market conditions, and the expected impact of anticipated changes in the Company's overall business and/or product strategies.
Approximately $1,023 and $82 of contingent consideration was recorded in accrued expenses and other current liabilities as of March 31, 2026 and September 30, 2025, respectively. Approximately $9,650 and $3,489 of contingent consideration was recorded in other long-term liabilities as of March 31, 2026 and September 30, 2025, respectively.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
13. EQUITY-BASED COMPENSATION
A summary of equity-based compensation expense for continuing operations recognized during the three and six months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Stock options	$1,855	$1,502	$3,201	$3,825
Restricted stock units	2,764	2,043	6,596	3,326
Equity-based compensation expense	$4,619	$3,545	$9,797	$7,151
In connection with the sale of the Healthcare RCM Business, $387 and $595 of the Company's equity-based compensation expense was classified within "net income from discontinued operations" in the accompanying condensed consolidated statements of operations during three and six months ended March 31, 2025, respectively.
Amounts are included in costs of services and in selling, general and administrative expense on the condensed consolidated statements of operations. Current and deferred income tax benefits for continuing operations of $472 and $1,202 were recognized during the three and six months ended March 31, 2026, respectively, and current and deferred income tax expense of $1,165 and $588 during the three and six months ended March 31, 2025, respectively.
Stock Options
In May 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) under which the Company may grant up to 3,500,000 stock options and other equity-based awards to employees, directors and officers. The number of shares of Class A common stock available for issuance under the 2018 Plan includes an annual increase on the first day of each calendar year equal to 4.0% of the outstanding shares of all classes of the Company's common stock as of the last day of the immediately preceding calendar year, unless the Company’s board of directors determines prior to the last trading day of December of the immediately preceding calendar year that the increase shall be less than 4.0%. As of March 31, 2026, equity awards with respect to 2,303,073 shares of the Company's Class A common stock were available for grant under the 2018 Plan.
In September 2020, the Company adopted the 2020 Acquisition Equity Incentive Plan (the “2020 Inducement Plan”) under which the Company may grant up to 1,500,000 stock options and other equity-based awards to individuals that were not previously employees of the Company or its subsidiaries in connection with acquisitions, as a material inducement to the individual's entry into employment with the Company or its subsidiaries within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. In May 2021, the Company amended the 2020 Inducement Plan to increase the number of shares of the Company's Class A common stock available for issuance from 1,500,000 to 3,000,000 shares. As of March 31, 2026, equity awards with respect to 2,021,344 shares of the Company's Class A common stock were available for grant under the 2020 Inducement Plan.
Share-based compensation expense includes the estimated effects of forfeitures, which will be adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
A summary of stock option activity for the six months ended March 31, 2026 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at September 30, 2025	7,881,236	$24.61
Granted	1,245,000	23.61
Exercised	(181,032)	23.42
Forfeited and cancelled	(94,632)	26.60
Outstanding at March 31, 2026	8,850,572	$24.48

Exercisable at March 31, 2026	6,800,178	$24.95
The weighted-average grant date fair value of stock options granted during the six months ended March 31, 2026 was $12.41.
As of March 31, 2026, there were 8,850,572 stock options outstanding, of which 6,800,178 were exercisable. As of March 31, 2026, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $19,895, which is expected to be recognized over a weighted-average period of 3.5 years.
The total fair value of stock options that vested during the three and six months ended March 31, 2026 was $4,163 and $4,837, respectively.
Restricted Stock Units
The Company has issued Class A common stock in the form of restricted stock units ("RSUs") under the 2018 Plan.
A summary of activity related to restricted stock units for the six months ended March 31, 2026 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2025	1,160,641	$24.89
Granted	401,826	24.06
Vested	(391,916)	24.73
Forfeited and cancelled	(34,547)	23.64
Outstanding at March 31, 2026	1,136,004	$24.69
The weighted-average grant date fair value of RSUs granted during three and six months ended March 31, 2026 was $24.06.
As of March 31, 2026, total unrecognized compensation expense related to unvested RSUs, including an estimate for pre-vesting forfeitures, was $21,096, which is expected to be recognized over a weighted average period of 2.6 years.
The total fair value of RSUs that vested during the three and six months ended March 31, 2026 was $5,449 and $9,693, respectively.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
14. COMMITMENTS AND CONTINGENCIES
Leases
The Company utilizes office space and equipment under operating leases. Rent expense from continuing operations under these leases amounted to $689 and $1,391 during the three and six months ended March 31, 2026 and 2025, respectively, and $145 and $857 during the three and six months ended March 31, 2025, respectively. Refer to Note 11 for further discussion and a table of the future minimum payments under these leases.
Contract Commitments
We have contractual obligations primarily for third-party technology services and licenses. Certain agreements are fixed for the duration of the contracts and may require us to pay minimum fees. As of March 31, 2026, the remaining aggregate minimum contractual commitment under these arrangements was approximately $18,268, which exclude contract commitments that have been prepaid. Future minimum payments, including contracts with a remaining term of less than one year, based on these contractual agreements are as follows:

Fiscal Years ending September 30:
2026 (six months remaining)	$3,395
2027	10,205
2028	3,342
2029	794
2030	532
Thereafter	—
Total	$18,268
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
The Company is involved in ordinary course legal proceedings, which include all claims, lawsuits, investigations and proceedings, including unasserted claims, which are probable of being asserted, arising in the ordinary course of business. The Company has considered all such ordinary course legal proceedings in formulating its disclosures and assessments. After taking into consideration the evaluation of such legal matters by the Company's legal counsel, while the Company does not believe at this time that these matters will have a material effect on its business or financial condition, the Company cannot give assurance that these matters will not have a material effect on its consolidated balance sheets, results of operations or cash flows for any particular reporting period.

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
On June 20, 2025, the matter was removed to the United States District Court for the Eastern District of New York, where a motion to dismiss the Complaint, filed by PaySchools, remains pending.
The Company is unable to predict the outcome of this litigation. While the Company does not believe that this matter will have a material effect on its business or financial condition, the Company cannot give assurance that this matter will not have a material effect on its consolidated balance sheets, results of operations or cash flows for any particular reporting period.
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
All Defendants filed pleading-stage motions to dismiss, some of which were granted. The Court allowed plaintiffs to re-plead certain claims and has severed the claims brought by the Division of Administration from the claims brought by the parish Sheriffs and Districts. The State chose not to re-plead their claims, which leaves some of their claims now dismissed with prejudice. The Sheriffs and Districts re-plead their claims. Certain Defendants filed renewed pleading-stage motions to dismiss that the Court denied on April 14, 2025. The case is now in the discovery phase. Class certification fact and expert discovery, including third-party subpoenas and motion practice, is also underway, and the Court originally scheduled a March 31, 2026 hearing principally on the issue of class certification. That hearing has been continued until June 8, 2026.

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
The Company is unable to predict the outcome of this litigation. While the Company does not believe that this matter will have a material effect on its business or financial condition, the Company cannot give assurance that this matter will not have a material effect on its consolidated balance sheets,results of operations or cash flows for any particular reporting period.

15. RELATED PARTY TRANSACTIONS
In connection with the Company’s IPO, the Company and i3 Verticals, LLC entered into a Tax Receivable Agreement with the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that it actually realizes, or in some circumstances, is deemed to realize in its tax reporting, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of Common Units of i3 Verticals, LLC for Class A common stock of i3 Verticals, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. See Note 10 for further information. As of March 31, 2026, the total amount due under the Tax Receivable Agreement was $32,379.
On January 23, 2025, the Company and i3 Verticals, LLC effected certain recapitalization actions in order to reduce excess cash held at the Company as a result of its “Up-C” structure following a tax distribution received by the Company and the Continuing Equity Owners earlier in January 2025 (the “LLC Tax Distribution”) related to the taxable income associated with the gain on the sale of the Merchant Services Business completed in September 2024 that was anticipated to be recognized for 2024 federal income tax purposes by members of the Company. As a result of differences in the amount of net taxable income allocable to the Company and to the Continuing Equity Owners and the higher assumed tax rate of the Continuing Equity Owners than the tax rate of the Company, this LLC Tax Distribution resulted in the Company holding cash in excess of the Company’s tax liabilities, its obligation to make payments under the Tax Receivable Agreement, and any other expected liabilities of the Company.
Accordingly, in order to make such cash held by the Company accessible in connection with our operations, on January 23, 2025, the Company contributed approximately $21,396 in cash (the “Capital Contribution”) held by the Company to i3 LLC in exchange for 896,763 newly-issued common units of i3 Verticals, LLC (“Common Units”) at a price per Common Unit of $23.86, such price being equal to the 50-day volume-weighted average price of the Company’s Class A common stock for the period ended January 22, 2025. Immediately following the Capital Contribution, the Common Units were recapitalized through a reverse unit split of the Common Units at a ratio of approximately 0.9631 to 1 (the “Reverse Unit Split”) which caused the number of Common Units held by the Company immediately following the Reverse Unit Split to equal to the number of Common Units held by the Company immediately prior to the Contribution, thereby maintaining a one-to-one ratio between the number of Common Units owned by the Company and the number of outstanding shares of Class A Common Stock. Upon the effectiveness of the Reverse Unit Split, 369,256 outstanding shares of Class B common stock of the Company were retired without consideration, thereby maintaining a one-to-one ratio between the number of Common Units owned by the Continuing Equity Owners after giving to the Reverse Unit Split and the number of outstanding shares of Class B Common Stock.
After giving effect to these recapitalization actions, as of January 23, 2025, the Company held approximately 70.83% of the outstanding Common Units (an increase of approximately 0.78% compared to the Company’s ownership of approximately 70.05% of the outstanding Common Units immediately prior to giving effect to these recapitalization actions) and the Continuing Equity Owners held approximately 29.17% of the outstanding Common Units (a decrease of approximately 0.78% compared to the Continuing Equity Owners’ ownership of

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
approximately 29.95% of the outstanding Common Units immediately prior to giving effect to these recapitalization actions).

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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following is a summary of reportable segment operating performance and significant expenses, reconciled to the Company's consolidated net income for continuing operations for the three and six months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Revenue	$57,518	$54,135	$110,189	$106,356
Less:
Costs of services (excluding depreciation and amortization)	16,866	16,403	34,211	31,817
People operating expenses	16,062	15,895	31,334	31,169
Technology operating expenses	2,205	2,211	4,320	4,759
Other operating expenses(1)	5,796	3,785	10,120	8,199
Other segment expenses(2)	14,395	13,518	26,925	25,299
Net income from continuing operations	$2,194	$2,323	$3,279	$5,113
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

Revenues from external customers are attributed to geographic areas based on the location of the customer. For the six months ended March 31, 2026 and 2025, the majority of the Company’s revenues were derived from customers located in the United States, the Company’s country of domicile. Revenues from foreign countries, primarily Canada, were not considered significant for separate disclosure. The basis for attributing revenues to geographic areas is the location of the customer receiving the goods or services.
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
As of March 31, 2026 and 2025, respectively, i3 Verticals, Inc. owned 20,541,392 and 24,386,990 of i3 Verticals, LLC's Common Units, representing a 71.0% and 73.4% economic ownership interest in i3 Verticals, LLC.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following table summarizes the impact on equity due to changes in the Company's ownership interest in i3 Verticals, LLC:

	Six Months Ended March 31,
	2026	2025
Net income attributable to non-controlling interest	$1,193	$1,975
Transfers from non-controlling interests:
Distributions to non-controlling interest holders	122	283
Redemption of common units in i3 Verticals, LLC	—	(11,730)
Recapitalization from contribution to i3 Verticals, LLC	—	5,689
Allocation of equity from non-controlling interests	(8,600)	(3,356)
Net transfers from non-controlling interests	(8,478)	(9,114)
Change from net income attributable to non-controlling interests and net transfers from non-controlling interests	$(7,285)	$(7,139)
See Note 15 for information regarding certain recapitalization actions the Company and i3 Verticals, LLC effected during the six months ended March 31, 2025 in order to reduce excess cash held at the Company as a result of its “Up-C” structure, which adjusted the Company’s and the Continuing Equity Owners’ respective ownership interests in i3 Verticals, LLC.

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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock from continuing operations for the three and six months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Basic net income per share:
Numerator
Net income	$2,194	$2,323	$3,279	$5,113
Less: Net income attributable to non-controlling interest	730	1,304	1,239	2,239
Net income attributable to Class A common stockholders	$1,464	$1,019	$2,040	$2,874
Denominator
Weighted average shares of Class A common stock outstanding	21,798,840	23,834,233	22,747,267	23,691,648
Basic net income per share	$0.07	$0.04	$0.09	$0.12

Diluted net income per share:
Numerator
Net income attributable to Class A common stockholders	$1,464	$1,019	$2,040	$2,874
Reallocation of net income assuming conversion of common units(1)(2)	557	—	—	—
Net income attributable to Class A common stockholders – diluted	$2,021	$1,019	$2,040	$2,874

Denominator
Weighted average shares of Class A common stock outstanding	21,798,840	23,834,233	22,747,267	23,691,648
Weighted average effect of dilutive securities(2)	8,783,747	299,505	909,373	389,584
Weighted average shares of Class A common stock outstanding – diluted	30,582,587	24,133,738	23,656,640	24,081,232
Diluted net income per share	$0.07	$0.04	$0.09	$0.12
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
2.For the three and six months ended March 31, 2026 and 2025, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net income per share of Class A common stock for continuing operations:
a.9,408,427, 8,381,681 and 9,720,698 weighted average shares of Class B common stock for the three months ended March 31, 2025 and the six months ended March 31, 2026 and 2025, respectively, along with the reallocation of associated net income assuming conversion of these shares (which represents the tax effected net income attributable to non-controlling interest using the effective income tax rates described in Note 10 above and assuming all common units of i3 Verticals, LLC were exchanged for Class A common stock at the beginning of the period), were excluded because the effect would have been anti-dilutive and
b.4,812,850, 4,227,718, 3,381,943 and 4,660,034 stock options for the three months ended March 31, 2026 and 2025 and for the six months ended March 31, 2026 and 2025, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock from discontinued operations for the three and six months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026(1)	2025	2026	2025
Basic net loss per share:
Numerator
Net loss		$(1,554)	$(138)	$(1,236)
Less: Net loss attributable to non-controlling interest		(381)	(46)	(264)
Net loss attributable to Class A common stockholders		$(1,173)	$(92)	$(972)
Denominator
Weighted average shares of Class A common stock outstanding		23,834,233	22,747,267	23,691,648
Basic net loss per share		$(0.05)	$0.00	$(0.04)

Diluted net loss per share:
Numerator
Net loss attributable to Class A common stockholders		$(1,173)	$(92)	$(972)
Reallocation of net loss assuming conversion of common units(2)(3)		—	(35)	—
Net loss attributable to Class A common stockholders – diluted		$(1,173)	$(127)	$(972)

Denominator
Weighted average shares of Class A common stock outstanding		23,834,233	22,747,267	23,691,648
Weighted average effect of dilutive securities(3)		—	8,381,681	—
Weighted average shares of Class A common stock outstanding – diluted		23,834,233	31,128,948	23,691,648
Diluted net loss per share		$(0.05)	$0.00	$(0.04)

__________________________
1.There was no net income from discontinued operations during the three months ended March 31, 2026.
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
3.For the three months ended March 31, 2025 and the six months ended March 31, 2026 and 2025, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted earnings per share of Class A common stock from discontinued operations:
a.9,408,427 and 9,720,698 weighted average shares of Class B common stock for the three and six months ended March 31, 2025, respectively, along with the reallocation of associated net income assuming conversion of these shares (which represents the tax effected net income attributable to non-controlling interest using the effective income tax rates described in Note 10 above and assuming all common units of i3 Verticals, LLC were exchanged for Class A common stock at the beginning of the period), were excluded because the effect would have been anti-dilutive,
b.4,227,718, 3,381,943 and 4,660,034 options to purchase shares of Class A common stock for the three months ended March 31, 2025 and the six months ended March 31, 2026 and 2025, respectively, were excluded because the exercise price of these options

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
exceeded the average market price of the Company's Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.299,505, 909,373 and 389,584 shares of Class A common stock for the three months ended March 31, 2025 and the six months ended March 31, 2026 and 2025, respectively, resulting from estimated stock option exercises and restricted stock units vesting as calculated by the treasury stock method were excluded because the effect of including them would have been anti-dilutive.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock from consolidated operations for three and six months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Basic net income (loss) per share:
Numerator
Net income	$2,194	$769	$3,141	$3,877
Less: Net income attributable to non-controlling interest	730	923	1,193	1,975
Net income (loss) attributable to Class A common stockholders	$1,464	$(154)	$1,948	$1,902
Denominator
Weighted average shares of Class A common stock outstanding	21,798,840	23,834,233	22,747,267	23,691,648
Basic net income (loss) per share(1)	$0.07	$(0.01)	$0.09	$0.08

Diluted net income per share:
Numerator
Net income attributable to Class A common stockholders	$1,464		$1,948	$1,902
Reallocation of net income assuming conversion of common units(2)(3)	557		—	—
Net income attributable to Class A common stockholders – diluted	$2,021		$1,948	$1,902

Denominator
Weighted average shares of Class A common stock outstanding	21,798,840		22,747,267	23,691,648
Weighted average effect of dilutive securities(3)	8,783,747		909,373	389,584
Weighted average shares of Class A common stock outstanding – diluted	30,582,587		23,656,640	24,081,232
Diluted net income per share	$0.07		$0.08	$0.08
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
a.9,408,427 weighted average shares of Class B common stock for the three months ended March 31, 2025, along with the reallocation of associated net income assuming conversion of these shares (which represents the tax effected net income attributable to non-controlling interest using the effective income tax rates described in Note 10 above and assuming all common units of i3 Verticals, LLC were exchanged for Class A common stock at the beginning of the period), were excluded because the effect would have been anti-dilutive, and
b.4,227,718 stock options for the three months ended March 31, 2025 were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
c.299,505 shares of Class A common stock for the three months ended March 31, 2025 resulting from estimated stock option exercises and restricted stock units vesting as calculated by the treasury stock method were excluded because the effect of including them would have been anti-dilutive.

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
3.For the three months ended March 31, 2026 and the six months ended March 31, 2026 and 2025, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net income per share of Class A common stock from consolidated operations:
a.8,381,681 and 9,720,698 weighted average shares of Class B common stock for the six months ended March 31, 2026 and 2025, respectively, along with the reallocation of associated net income assuming conversion of these shares (which represents the tax effected net income attributable to non-controlling interest using the effective income tax rates described in Note 10 above and assuming all common units of i3 Verticals, LLC were exchanged for Class A common stock at the beginning of the period), were excluded because the effect would have been anti-dilutive, and
b.4,812,850, 3,381,943 and 4,660,034 stock options for the three months ended March 31, 2026 and the six months ended March 31, 2026 and 2025, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive.
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

19. SIGNIFICANT NON-CASH TRANSACTIONS
The Company engaged in the following significant non-cash investing and financing activities during the six months ended March 31, 2026 and 2025 which are reported on a consolidated basis. See Note 2 for significant non-cash investing and financing activities from discontinued operations for major captions on the condensed consolidated financial statements.

	Six months ended March 31,
	2026	2025
Acquisition date fair value of contingent consideration in connection with business combinations	$7,600	$—
Right-of-use assets obtained in exchange for operating lease obligations	$974	$451
Excise taxes accrued on share repurchases	$883	$115

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
20. SUBSEQUENT EVENTS
Recent Share Repurchases
Since March 31, 2026 and as of May 7, 2026, the Company repurchased 992,058 shares of Class A Common Stock under the New Share Repurchase Program at an average price of $21.87 per share for a total cost inclusive of commissions and excise taxes of $21,946. The repurchased shares were cancelled and retired, resulting in a reduction in both the number of shares outstanding and the Company's total stockholders' equity. The maximum dollar amount under the New Share Repurchase Program has been expended, and the New Share Repurchase Program is no longer in effect.

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
•risks related to laws, regulations and industry standards, including our ability to comply with complex laws and regulations applicable to the industries in which we operate or to adjust our operations in response to changing laws and regulations, such as the evolving legal, ethical, regulatory and operational landscape related to artificial intelligence technologies;
•the impact of decisions of the U.S. Supreme Court regarding the actions of federal agencies;
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

Economic Trends
Inflationary pressures, elevated interest rate levels, monetary policy, the current geopolitical situation (including military conflicts in the Middle East and Ukraine), tariff and trade-related developments, and budgetary and political pressures to reduce government spending are causing broad economic uncertainty and could potentially cause new, or exacerbate existing, economic challenges that may impact us. The future magnitude, duration and effects of these macroeconomic and geopolitical conditions are difficult to predict, and as such we are unable to predict the extent of the potential effect of these conditions on our financial results.
Liquidity
At March 31, 2026, we had $7.1 million of cash and cash equivalents and $319.0 million of available capacity under our 2023 Senior Secured Credit Facility subject to our financial covenants. As of March 31, 2026, we were in compliance with these covenants with a consolidated interest coverage ratio and total leverage ratio 16.2x, and 1.2x, respectively. For additional information about our 2023 Senior Secured Credit Facility, see the section entitled “Liquidity and Capital Resources” below.
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
Acquisitions during the six months ended March 31, 2026
During the six months ended March 31, 2026, we completed the acquisition of a business that operates in the transportation market at the state level. The acquired business provides driver and motor vehicle insurance verification solutions. Total purchase consideration was $60.0 million in cash payable at closing funded by proceeds from our revolving credit facility and cash on hand, plus an additional amount of cash contingent consideration payable following the closing in an amount of up to $20.0 million, dependent upon the achievement of specified financial performance targets, as defined in the purchase agreement, for performance periods extending through May 2028. The acquisition date estimated fair value of such cash contingent consideration is $7.6 million.
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
Expenses
Costs of services. Costs of services include costs directly related to our software and related services, including personnel costs related to installation of our software, conversion of client data, training client personnel, customer support activities and various other services provided directly to customers and hosting and related software costs for directly supporting our customers. Additionally, costs of services include costs directly attributable related to payment processing services such as processing and bank sponsorship. Losses resulting from chargebacks against a customer are included in costs of services. Residual payments to our distribution partners and the cost of equipment sold is also included in cost of services. Amortization arising from capitalized software development is not included in costs of services. Costs of services are recognized at the time the related revenue is recognized.
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
ARR does not have a standardized definition and is therefore unlikely to be comparable to similarly titled measures presented by other companies. It should be reviewed independently of revenue, and it is not a forecast. Additionally, ARR does not take into account seasonality. The active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers. ARR from continuing operations for the three months ended March 31, 2026 and 2025 was $183.5 million and $164.5 million, respectively, representing a period-to-period growth rate of 11.6%.

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

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The following table presents our historical results of operations for the periods indicated:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%

Revenue	$57,518	$54,135	$3,383	6.2%

Operating expenses
Costs of services (excluding depreciation and amortization)	17,138	16,580	558	3.4%
Selling, general and administrative	29,058	26,282	2,776	10.6%
Depreciation and amortization	7,703	6,998	705	10.1%
Change in fair value of contingent consideration	(124)	(786)	662	(84.2)%
Total operating expenses	53,775	49,074	4,701	9.6%

Income from operations	3,743	5,061	(1,318)	(26.0)%

Other expenses (income)
Interest expense	1,141	446	695	155.8%
Other income	(70)	(593)	523	(88.2)%
Total other expenses (income)	1,071	(147)	1,218	n/m

Income before income taxes	2,672	5,208	(2,536)	(48.7)%

Provision for income taxes	478	2,885	(2,407)	(83.4)%

Net income from continuing operations	2,194	2,323	(129)	(5.6)%
Net loss from discontinued operations, net of income taxes	—	(1,554)	1,554	n/m
Net income	2,194	769	1,425	185.3%

Net income from continuing operations attributable to non-controlling interest	730	1,304	(574)	(44.0)%
Net loss from discontinued operations attributable to non-controlling interest	—	(381)	381	n/m
Net income attributable to non-controlling interest	730	923	(193)	(20.9)%

Net income from continuing operations attributable to i3 Verticals, Inc.	1,464	1,019	445	43.7%
Net loss from discontinued operations attributable to i3 Verticals, Inc.	—	(1,173)	1,173	n/m
Net income (loss) attributable to i3 Verticals, Inc.	$1,464	$(154)	$1,618	n/m
n/m = not meaningful

Revenue
Revenue increased $3.4 million, or 6.2%, to $57.5 million for the three months ended March 31, 2026 from $54.1 million for the three months ended March 31, 2025. The increase was driven by an increase of $4.8 million in recurring revenues, partially offset by a decrease of $1.4 million in non-recurring revenues.
Costs of Services
Costs of services increased $0.6 million, or 3.4%, to $17.1 million for the three months ended March 31, 2026 from $16.6 million for the three months ended March 31, 2025. The increase was primarily driven by an increase in software costs of $1.4 million, partially offset by a decrease in people costs of $0.8 million for the three months ended March 31, 2026 from the three months ended March 31, 2025.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $2.8 million, or 10.6%, to $29.1 million for the three months ended March 31, 2026 from $26.3 million for the three months ended March 31, 2025. The increase was driven by an increase in people costs (including stock compensation expense) of $1.1 million as well as increases in other expenses, including the provision for doubtful accounts, rent expense, professional fees and marketing expense for the three months ended March 31, 2026 from the three months ended March 31, 2025.
Depreciation and Amortization
Depreciation and amortization increased $0.7 million, or 10.1%, to $7.7 million for the three months ended March 31, 2026 from $7.0 million for the three months ended March 31, 2025. Amortization expense increased $0.6 million for the three months ended March 31, 2026 from three months ended March 31, 2025, primarily due to an increase in capitalized software project releases, driving an increase in amortization expense, and amortization expense recorded for intangible assets and capitalized software acquired from current year and prior year acquisitions. Depreciation expense increased $0.1 million for the three months ended March 31, 2026 from three months ended March 31, 2025.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a benefit of $0.1 million for the three months ended March 31, 2026 related to adjustments to the expected present value of consideration to be paid for earnouts. The change in fair value of contingent consideration for the three months ended March 31, 2025 was a benefit of $0.8 million.
Interest Expense
Interest expense increased $0.7 million, or 155.8%, to $1.1 million for the three months ended March 31, 2026 from $0.4 million for the three months ended March 31, 2025. The increase reflects a higher average outstanding debt balance for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.
Other Income
Other income was $0.1 million during the three months ended March 31, 2026 compared to $0.6 million during the three months ended March 31, 2025. Other income during the three months ended March 31, 2026 reflects income from the transition services agreement and processing services agreement related to the sale of the Merchant Services Business, income from the transition services agreement entered into at the closing of the sale of the Healthcare RCM Business and interest income generated from cash held at financial institutions. Other income during the three months ended March 31, 2025 reflects income from the transition services agreement and processing services agreement related to the sale of the Merchant Services Business of $0.5 million and income generated from cash held at financial institutions of $0.1 million.

Provision for Income Taxes
The provision for income taxes decreased to a provision for $0.5 million for the three months ended March 31, 2026 from a provision for $2.9 million for three months ended March 31, 2025. Our effective tax rate was 18% for the three months ended March 31, 2026. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company, valuation allowance activity, stock compensation and state tax expense. The income of majority-owned i3 Verticals, LLC is not taxed at the entity-level. i3 Verticals, Inc. is subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.
Net Loss from Discontinued Operations, Net of Income Taxes
We had no net income from discontinued operations, net of income tax, for the three months ended March 31, 2026. For the three months ended March 31, 2025, we had a net loss from discontinued operations, net of income tax, of $1.6 million. See Note 2 to our condensed consolidated financial statements for additional information and detail on the financial results of discontinued operations.
The net loss from discontinued operations, net of income tax, for the three months ended March 31, 2025 reflects adjustments to the gain on the sale of the Merchant Services Business and a complete quarter of business activity for the Healthcare RCM Business, including revenue of $9.1 million, operating expenses of $10.2 million and a provision for income taxes of $0.1 million.

Six Months Ended March 31, 2026 Compared to Six Months Ended March 31, 2025
The following table presents our historical results of operations for the periods indicated:

	Six Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%

Revenue	$110,189	$106,356	$3,833	3.6%

Operating expenses
Costs of services (excluding depreciation and amortization)	34,720	32,156	2,564	8.0%
Selling, general and administrative	56,047	52,761	3,286	6.2%
Depreciation and amortization	14,568	13,859	709	5.1%
Change in fair value of contingent consideration	(498)	466	(964)	n/m
Total operating expenses	104,837	99,242	5,595	5.6%

Income from operations	5,352	7,114	(1,762)	(24.8)%

Other expenses (income)
Interest expense	1,522	1,126	396	35.2%
Other income	(631)	(2,419)	1,788	(73.9)%
Total other expenses (income)	891	(1,293)	2,184	n/m

Income before income taxes	4,461	8,407	(3,946)	(46.9)%

Provision for income taxes	1,182	3,294	(2,112)	(64.1)%

Net income from continuing operations	3,279	5,113	(1,834)	(35.9)%
Net loss from discontinued operations, net of income taxes	(138)	(1,236)	1,098	n/m
Net income	3,141	3,877	(736)	(19.0)%

Net income from continuing operations attributable to non-controlling interest	1,239	2,239	(1,000)	(44.7)%
Net loss from discontinued operations attributable to non-controlling interest	(46)	(264)	218	n/m
Net income attributable to non-controlling interest	1,193	1,975	(782)	(39.6)%

Net income from continuing operations attributable to i3 Verticals, Inc.	2,040	2,874	(834)	(29.0)%
Net loss from discontinued operations attributable to i3 Verticals, Inc.	(92)	(972)	880	n/m
Net income attributable to i3 Verticals, Inc.	$1,948	$1,902	$46	2.4%
n/m = not meaningful

Revenue
Revenue increased $3.8 million, or 3.6%, to $110.2 million for the six months ended March 31, 2026 from $106.4 million for the six months ended March 31, 2025. The increase was driven by an increase of $8.1 million in recurring revenues, partially offset by a decrease of $4.2 million in non-recurring revenues.
Costs of Services
Costs of services increased $2.6 million, or 8.0%, to $34.7 million for the six months ended March 31, 2026 from $32.2 million for the six months ended March 31, 2025. The increase was primarily driven by an increase in software costs of $3.0 million, other costs of $0.5 million and payments costs of $0.3 million, partially offset by a decrease in people costs of $1.3 million for the six months ended March 31, 2026 from the six months ended March 31, 2025.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $3.3 million, or 6.2%, to $56.0 million for the six months ended March 31, 2026 from $52.8 million for the six months ended March 31, 2025. The increase was driven by an increase in people costs (including stock compensation expense) of $2.6 million as well as increases in other expenses, including the provision for doubtful accounts, rent expense, professional fees and marketing expense for the six months ended March 31, 2026 from the six months ended March 31, 2025.
Depreciation and Amortization
Depreciation and amortization increased $0.7 million, or 5.1%, to $14.6 million for the six months ended March 31, 2026 from $13.9 million for the six months ended March 31, 2025. Amortization expense increased $0.6 million for the six months ended March 31, 2026 from six months ended March 31, 2025, primarily due to an increase in capitalized software project releases, driving an increase in amortization expense, and amortization expense recorded for intangible assets and capitalized software acquired from current year and prior year acquisitions. Depreciation expense increased $0.1 million for the six months ended March 31, 2026 from six months ended March 31, 2025.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a benefit of $0.5 million for the six months ended March 31, 2026 related to adjustments to the expected present value of consideration to be paid for earnouts. The change in fair value of contingent consideration for the six months ended March 31, 2025 was a charge of $0.5 million.
Interest Expense
Interest expense increased $0.4 million, or 35.2%, to $1.5 million for the six months ended March 31, 2026 from $1.1 million for the six months ended March 31, 2025. The increase reflects a higher average outstanding debt balance for the six months ended March 31, 2026, as compared to the six months ended March 31, 2025.
Other Income
Other income was $0.6 million during the six months ended March 31, 2026 compared to $2.4 million during the six months ended March 31, 2025. Other income during the six months ended March 31, 2026 reflects interest income generated from cash held at financial institutions of $0.5 million, income from the transition services agreement entered into at the closing of the sale of the Healthcare RCM Business of $0.2 million and income from the transition services agreement and processing services agreement related to the sale of the Merchant Services Business of $0.1 million, partially offset by a loss on disposal of property and equipment of $0.1 million related to the sale of a building purchased through a previous acquisition. Other income during the six months ended March 31, 2025 reflects income from the transition services agreement and processing services agreement related to the sale of the Merchant Services Business of $1.0 million, income generated from cash held at financial institutions of $0.9 million, and a gain on disposal of property and equipment of $0.6 million related to the sale of a building purchased through previous acquisitions.
Provision for Income Taxes
The provision for income taxes decreased to a provision for $1.2 million for the six months ended March 31, 2026 from a provision of $3.3 million for six months ended March 31, 2025. Our effective tax rate was 26% for the six months ended March 31, 2026. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company, valuation allowance activity, stock compensation and state tax expense. The income of majority-owned i3 Verticals, LLC is not taxed at the entity-level. i3 Verticals, Inc. is subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.
Net Loss from Discontinued Operations, Net of Income Taxes
We had $0.1 million in net loss from discontinued operations, net of income tax, for the six months ended March 31, 2026 compared to $1.2 million in net loss from discontinued operations, net of income tax, for the six months ended March 31, 2025. See Note 2 to our condensed consolidated financial statements for additional information and detail on the financial results of discontinued operations.

The net loss from discontinued operations, net of income tax, for the six months ended March 31, 2026 reflects adjustments to the gain on the sale of the Healthcare RCM Business. The net loss from discontinued operations, net of income tax, for the six months ended March 31, 2025 reflects adjustments to the gain on the sale of the Merchant Services Business, net of income tax, of $0.5 million and a complete six months of business activity for the Healthcare RCM Business, including revenue of $18.9 million, operating expenses of $19.3 million and a provision for income taxes of $0.3 million.
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

Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash from operating activities. As of March 31, 2026, we had $7.1 million of cash and cash equivalents and available borrowing capacity of $319.0 million under our 2023 Senior Secured Credit Facility, subject to the financial covenants. We usually minimize cash balances by making payments on our revolving line of credit to minimize borrowings and interest expense. As of March 31, 2026, we had borrowings outstanding of $81.0 million under the 2023 Senior Secured Credit Facility. For additional information about our 2023 Senior Secured Credit Facility, see the section entitled "2023 Senior Secured Credit Facility" below.
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
Our 2023 Senior Secured Credit Facility, as amended, requires us to maintain a consolidated interest coverage ratio not less than 3.0 to 1.0 and total leverage ratio not exceeding 5.0 to 1.0. As of March 31, 2026, we were in compliance with these covenants with a consolidated interest coverage ratio and total leverage ratio of 16.2x and 1.2x, respectively. Although we believe our liquidity position remains strong, there can be no assurance that we will be able to raise additional funds, in the form of debt or equity, or to amend our 2023 Senior Secured Credit Facility on terms acceptable to us, if at all, even if we determined such actions were necessary in the future.
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
Six Months Ended March 31, 2026 and 2025

	Six months ended March 31,
	2026	2025
	(in thousands)
Net cash provided by (used in) operating activities	$24,150	$(15,627)
Net cash used in investing activities	$(64,658)	$(3,675)
Net cash used in financing activities	$(16,708)	$(60,029)

Cash Flow from Operating Activities
Net cash provided by operating activities increased $39.8 million to $24.2 million net cash provided by operating activities for the six months ended March 31, 2026 from net cash used in operating activities of $15.6 million for the six months ended March 31, 2025.
The increase in net cash provided by operating activities was driven by increases in cash provided by changes in net operating assets and liabilities of $41.5 million during the six months ended March 31, 2026 from the six months ended March 31, 2025, which are impacted by the timing of collections and payments. Income taxes and other liabilities related to the sale of the Merchant Services Business in September 2024 were accrued in fiscal year 2024, but paid during the six months ended March 31, 2025, driving most of the increases in net operating assets and liabilities during the six months ended March 31, 2026 from the six months ended March 31, 2025
Partially offsetting the increases driven by changes in net operating assets and liabilities, our net income decreased from $3.9 million for the six months ended March 31, 2025 to $3.1 million for the six months ended March 31, 2026.
Cash Flow from Investing Activities
Net cash used in investing activities increased $61.0 million to $64.7 million for the six months ended March 31, 2026 from $3.7 million for the six months ended March 31, 2025. The largest driver of the increase in cash used in investing activities was the $60.0 million in cash paid for acquisitions (net of cash acquired) during the six months ended March 31, 2026, whereas we had no cash paid for acquisitions (net of cash acquired) during the six months ended March 31, 2025. Additionally, proceeds from the sale of property and equipment decreased $1.1 million during the six months ended March 31, 2026 from the six months ended March 31, 2025.

Cash Flow from Financing Activities
Net cash used in financing activities decreased $43.3 million to $16.7 million for the six months ended March 31, 2026 from $60.0 million for the six months ended March 31, 2025. The decrease in net cash used in financing activities was driven by an increase in net borrowings on the revolving credit facility of $69.0 million, a decrease of $22.2 million in payments for required distributions on behalf of members for tax obligations and a decrease of $7.4 million in required distributions to members under the Tax Receivable Agreement. The decrease was also related to the $26.2 million in payments for repurchases of Exchangeable Notes during the six months ended March 31, 2025. Partially offsetting these decreases in net cash used in financing activities for the six months ended March 31, 2026 from the six months ended March 31, 2025 was an increase of $77.3 million in payments for repurchases of Class A common stock and an increase of $4.6 million in payments for employees' tax withholdings from net settled stock option exercises and RSU releases.
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

The 2023 Senior Secured Credit Facility provides that the Borrower has the right to seek additional commitments to provide additional term loan facilities or additional revolving credit commitments in an aggregate principal amount up to, as of any date of determination, the sum of (i) the greater of $100.0 million and 100% of the Borrower’s consolidated EBITDA (as defined in the 2023 Senior Secured Credit Facility) for the most recently completed four quarter period, plus (ii) the amount of certain prepayments of certain indebtedness, so long as, among other things, after giving pro forma effect to the incurrence of such additional borrowings and any related transactions, the Borrower’s consolidated interest coverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not be less than 3.0 to 1.0 and the Borrower’s consolidated total net leverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not exceed 5.0 to 1.0. As of March 31, 2026, the Borrower's consolidated interest coverage ratio was 16.2x and total leverage ratio was 1.2x.
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

The Adjusted Term SOFR rate will be the rate of interest per annum equal to the Term SOFR rate (based upon an interest period of one, three or six months), plus 0.10%; plus an applicable margin of 2.00% to 3.00% (2.00% at March 31, 2026). The Adjusted Term SOFR rate shall not be less than 0% in any event.
The base rate is a fluctuating rate of interest per annum equal to the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%; plus an applicable margin of 1.00% to 2.00% (1.00% at March 31, 2026). The base rate shall not be less than 1% in any event.
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
In addition to paying interest on outstanding principal under the Revolver, the Borrower will be required to pay a commitment fee equal to the product of between 0.15% and 0.30% (the applicable percentage depending on the Borrower’s consolidated total net leverage ratio as reflected in the schedule above, 0.15% at March 31, 2026) times the actual daily amount by which $400.0 million (as of the effectiveness of the Second Amendment) exceeds the total amount outstanding under the Revolver and available to be drawn under all outstanding letters of credit.
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
As of March 31, 2026, we were in compliance with these covenants, with a consolidated interest coverage ratio and total leverage ratio of 16.2x and 1.2x, respectively.

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
Material Cash Requirements
The following table summarizes our material cash requirements as of March 31, 2026, including those related to leases and borrowings:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(in thousands)
Contract minimum fees(1)	$18,268	$11,841	$5,896	$531	$—
Facility leases(2)	5,584	2,252	2,173	1,159	—
2023 Senior Secured Credit Facility and related interest(3)	91,940	5,152	86,788	—	—
Contingent consideration(4)	10,673	1,023	9,650	—	—
Total	$126,465	$20,268	$104,507	$1,690	$—
__________________________
1.We have contractual obligations primarily for third-party technology services and licenses. Certain agreements are fixed for the duration of the contracts and may require us to pay minimum fees.
2.In addition to the facility leases presented, we have $58 thousand in short-term leases. These payments will be made within the next twelve months.
3.We estimated interest payments through the maturity of our 2023 Senior Secured Credit Facility by applying the interest rate of 5.77% in effect on the outstanding balance as of March 31, 2026, plus unused fee rate of 0.15% in effect as of March 31, 2026.
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

Share Repurchase Programs
New Share Repurchase Program
On February 5, 2026, the Company announced that our Board of Directors had approved a share repurchase program for the Company's Class A common stock (the “New Share Repurchase Program”), under which the Company is authorized to repurchase up to $60.0 million of outstanding shares of our Class A common stock (exclusive of fees, commissions or other expenses related to such repurchases). This New Share Repurchase Program replaced a prior share repurchase program entered into by the Company on August 8, 2025 (the “August 2025 Share Repurchase Program”) as further described below, which August 2025 Share Repurchase Program is no longer in effect following the Company expending the maximum dollar amount under such program.

Pursuant to this New Share Repurchase Program, the Company was authorized to make repurchases of our Class A Common Stock in the open market, through privately negotiated transactions, or otherwise, including under Rule 10b5-1 plans. The terms of this New Share Repurchase Program provided that, immediately prior to repurchases of Class A common stock under this New Share Repurchase Program, i3 Verticals, LLC would redeem for cash an equal number of units held by the Company in i3 Verticals, LLC in order to fund such repurchases and maintain a 1-1 ratio between the number of outstanding shares of Class A common stock and the units held by the Company in i3 Verticals, LLC.

In addition, repurchases under this New Share Repurchase Program were subject to prevailing market conditions, liquidity and cash flow considerations, applicable securities laws requirements (including under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as applicable), compliance with contractual restrictions under the 2023 Senior Secured Credit Facility and other factors. This New Share Repurchase Program did not require the Company to acquire any particular amount of shares of Class A common stock, and was permitted to be extended, modified, suspended or discontinued at any time at the Company’s discretion.

The Company repurchased 1,703,682 shares of Class A Common Stock under the New Share Repurchase Program at an average price of $22.48 and an aggregate repurchase amount inclusive of commissions and excise taxes of $38.7 million, during the six months ended March 31, 2026. The repurchased shares were cancelled and retired, resulting in a reduction in both the number of shares outstanding and the Company's total stockholders' equity. Since March 31, 2026, the maximum dollar amount under the New Share Repurchase Program has been expended, and the New Share Repurchase Program is no longer in effect.

August 2025 Share Repurchase Program
On August 7, 2025, the Company entered into the August 2025 Share Repurchase Program, under which the Company was authorized to repurchase up to $50.0 million of outstanding shares of our Class A common stock (exclusive of fees, commissions or other expenses related to such repurchases). The August 2025 Share Repurchase Program replaced a prior share repurchase program entered into by the Company on August 8, 2024 (the “August 2024 Share Repurchase Program”) as further described below, which August 2024 Share Repurchase Program expired on August 8, 2025. Under the terms of August 2025 Share Repurchase Program, such program would terminate on the earlier of September 30, 2026, or when the maximum dollar amount under the authorization was expended.

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

The Company repurchased 2,039,892 shares of Class A Common Stock under the August 2025 Share Repurchase Program at an average price of $24.51 and an aggregate repurchase amount inclusive of commissions and excise taxes of $50.6 million, during the six months ended March 31, 2026. The repurchased shares were cancelled and retired, resulting in a reduction in both the number of shares outstanding and the Company's total stockholders' equity. The maximum dollar amount under the August 2025 Share Repurchase Program was expended during the three months ended March 31, 2026, and the August 2025 Share Repurchase Program is no longer in effect.

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
The Company repurchased 1,573,881 shares of Class A Common Stock under the August 2024 Share Repurchase Program at an average price of $23.86 per share and an aggregate repurchase amount (inclusive of commissions and excise taxes) of $38.0 million during the year ended September 30, 2025, prior to the termination of such program as noted above. The repurchased shares were cancelled and retired, resulting in a reduction in both the number of shares outstanding and the Company's total stockholders' equity.
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

As of March 31, 2026, the total amount due under the Tax Receivable Agreement was $32.4 million, and payments to the Continuing Equity Owners related to exchanges through March 31, 2026 will range from $0 to $5.4 million per year and are expected to be paid over the next 22 years. The amounts recorded as of March 31, 2026, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

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
As of March 31, 2026, there have been no significant changes to our critical accounting estimates disclosed in the Form 10-K for the fiscal year ended September 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of March 31, 2026, the 2023 Senior Secured Credit Facility, as amended, consisted of a $400 million revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to, as of any date of determination, the greater of $100 million and 100% of consolidated EBITDA (as defined in the 2023 Senior Secured Credit Facility) for the most recently completed four quarter period (subject to the receipt of additional commitments for any such incremental loan amounts).
As of March 31, 2026, the 2023 Senior Secured Credit Facility accrued interest at Term SOFR (based upon an interest period of one, three or six months), plus 0.10%, plus an applicable margin of 2.00% to 3.00% (2.00% at March 31, 2026), or the base rate (defined as the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%, plus an applicable margin of 1.00% to 2.00%) (1.00% at March 31, 2026), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the 2023 Senior Secured Credit Facility requires us to pay unused commitment fees of 0.15% to 0.30% (0.15% as of March 31, 2026) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.00% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The 2023 Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.0 to 1.0 (ii) a maximum total leverage ratio of 5.0 to 1.0.
As of March 31, 2026, we were in compliance with these covenants, and there was $319.0 million available for borrowing under the revolving credit facility, subject to the financial covenants.
As of March 31, 2026, we had borrowings outstanding of $81.0 million under the 2023 Senior Secured Credit Facility. A 1.0% increase or decrease in the interest rate applicable to such borrowing (which was the Term SOFR rate) would have had a $0.8 million impact on the results of the business.

Foreign Currency Exchange Rate Risk
As a result of our international operations, we are also exposed to foreign currency exchange rate risks. Because our international operations are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our consolidated results of operations, financial position, or cash flows for the three months ended March 31, 2026.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases of shares of the Company’s Class A Common Stock made during the three months ended March 31, 2026 by the Company:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	(a) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(a) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
1/1/2026 - 1/31/2026	372,370	$24.08	372,370	$3,140
2/1/2026 - 2/28/2026	984,002	$21.86	984,002	$41,631
3/1/2026 - 3/31/2026	864,364	$23.06	864,364	$21,699
Total	2,220,736	$22.70	2,220,736	$21,699
__________________________
a.On August 7, 2025, the Company announced that its Board of Directors had approved a share repurchase program (the "August 2025 Share Repurchase Program") providing for the repurchase of up to $50.0 million of outstanding shares of Class A common stock with an expiration date of September 30, 2026. The maximum dollar amount under the August 2025 Share Repurchase Program was expended during the three months ended March 31, 2026, and such program is no longer in effect. On February 5, 2026, the Company announced that our Board of Directors had approved a new share repurchase program providing for the repurchase of up to $60.0 million of outstanding shares of Class A common stock with an expiration date of February 4, 2027, which program replaced the August 2025 Share Repurchase Program. Since March 31, 2026, the maximum dollar amount under the New Share Repurchase Program was expended, and such program is no longer in effect. The shares of Class A common stock repurchased during the three months ended March 31, 2026, as reflected in the table above, were repurchased under both of these share repurchase programs.

During the three months ended March 31, 2026, the Company purchased 2,220,736 of its outstanding shares of Class A common stock under the August 2025 Share Repurchase Program adopted on August 7, 2025 and the New Share Repurchase Program adopted on February 5, 2026, at an average price of $22.70 per share for a total cost inclusive of commissions and excise taxes of $51.0 million. When the Company repurchases shares of Common Stock, the amount paid to repurchase the shares in excess of the par or stated value is allocated to additional paid-in-capital unless subject to limitation or the balance in additional paid-in-capital is exhausted. Remaining amounts are recognized as a reduction in retained earnings.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None. Without limiting the generality of the foregoing, during the three months ended March 31, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL and contained in Exhibit 101.

____________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

i3 Verticals, Inc.

		By:	/s/ Geoff Smith
Geoff Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	May 8, 2026