Form 10-Q
period 2026-06-30
i3 Verticals, Inc.
filed 2026-08-07
CIK 1728688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of August 6, 2026, there were 18,019,748 outstanding shares of Class A common stock, $0.0001 par value per share, and 8,302,261 outstanding shares of Class B common stock, $0.0001 par value per share.

PART I. - FINANCIAL INFORMATION
Item 1.    Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	June 30,	September 30,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$2,647	$66,672
Accounts receivable, net	48,519	58,467
Settlement assets	36	411
Prepaid expenses and other current assets	12,270	12,075
Total current assets	63,472	137,625
Property and equipment, net	6,627	7,181
Restricted cash	2,760	250
Capitalized software, net	50,983	48,314
Goodwill	282,284	248,469
Intangible assets, net	153,599	135,797
Deferred tax asset	46,595	49,058
Operating lease right-of-use assets	4,495	4,577
Other assets	16,169	7,140
Total assets	$626,984	$638,411

Liabilities and equity
Liabilities
Current liabilities
Accounts payable	$4,384	$6,248
Accrued expenses and other current liabilities	21,026	24,525
Settlement obligations	36	411
Deferred revenue	25,285	37,678
Current portion of operating lease liabilities	1,907	1,827
Total current liabilities	52,638	70,689
Long-term debt, less current portion	114,276	—
Long-term tax receivable agreement obligations	32,192	32,191
Operating lease liabilities, less current portion	2,689	2,964
Other long-term liabilities	24,859	14,844
Total liabilities	226,654	120,688
Commitments and contingencies (see Note 11)
Stockholders' equity
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; 0 shares issued and outstanding as of both June 30, 2026 and September 30, 2025	—	—
Class A common stock, par value $0.0001 per share, 150,000,000 shares authorized; 18,241,855 and 23,983,125 shares issued and outstanding as of June 30, 2026 and September 30, 2025, respectively	2	2
Class B common stock, par value $0.0001 per share, 40,000,000 shares authorized; 8,381,681 shares issued and outstanding as of both June 30, 2026 and September 30, 2025	1	1
Additional paid-in capital	156,844	271,310
Accumulated earnings	123,700	118,270
Total stockholders' equity	280,547	389,583
Non-controlling interest	119,783	128,140
Total equity	400,330	517,723
Total liabilities and equity	$626,984	$638,411

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025

Revenue	$53,067	$51,901	$163,256	$158,257

Operating expenses
Costs of services (excluding depreciation and amortization)	16,314	16,733	51,034	48,889
Selling, general and administrative	28,858	33,018	84,905	85,779
Depreciation and amortization	7,349	6,989	21,917	20,848
Change in fair value of contingent consideration	1,438	(26)	940	440
Total operating expenses	53,959	56,714	158,796	155,956

(Loss) income from operations	(892)	(4,813)	4,460	2,301

Other expenses (income)
Interest expense	1,820	806	3,342	1,932
Other income	(9,903)	(4,601)	(10,534)	(7,020)
Total other income	(8,083)	(3,795)	(7,192)	(5,088)

Income (loss) before income taxes	7,191	(1,018)	11,652	7,389

Provision for (benefit from) income taxes	1,313	(22)	2,495	3,272

Net income (loss) from continuing operations	5,878	(996)	9,157	4,117
Net (loss) income from discontinued operations, net of income taxes	(217)	19,421	(355)	18,185
Net income	5,661	18,425	8,802	22,302

Net income (loss) from continuing operations attributable to non-controlling interest	2,258	(586)	3,497	1,653
Net (loss) income from discontinued operations attributable to non-controlling interest	(79)	6,129	(125)	5,865
Net income attributable to non-controlling interest	2,179	5,543	3,372	7,518

Net income (loss) from continuing operations attributable to i3 Verticals, Inc.	3,620	(410)	5,660	2,464
Net (loss) income from discontinued operations attributable to i3 Verticals, Inc.	(138)	13,292	(230)	12,320
Net income attributable to i3 Verticals, Inc.	$3,482	$12,882	$5,430	$14,784

Net income (loss) per share attributable to Class A common stockholders from continuing operations:
Basic	$0.19	$(0.02)	$0.26	$0.10
Diluted	$0.19	$(0.03)	$0.25	$0.10
Net (loss) income per share attributable to Class A common stockholders from discontinued operations:
Basic	$(0.01)	$0.55	$(0.01)	$0.52
Diluted	$(0.01)	$0.55	$(0.01)	$0.49
Weighted average shares of Class A common stock outstanding:
Basic, for continuing operations	19,419,792	24,345,826	21,638,108	23,909,714
Diluted, for continuing operations	19,543,611	32,983,325	22,285,629	24,823,635
Basic, for discontinued operations	19,419,792	24,345,826	21,638,108	23,909,714
Diluted, for discontinued operations	27,801,473	24,345,826	30,019,789	34,183,267

See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2025	23,983,125	$2	8,381,681	$1	$271,310	$118,270	$128,140	$517,723
Equity-based compensation	—	—	—	—	5,178	—	—	5,178
Net income	—	—	—	—	—	484	463	947
Distributions to non-controlling interest holders	—	—	—	—	—	—	93	93
Exercise or release of equity-based awards	149,250	—	—	—	(2,283)	—	—	(2,283)
Repurchases of Class A common stock	(1,522,838)	—	—	—	(38,317)	—	—	(38,317)
Allocation of equity to non-controlling interests	—	—	—	—	3,861	—	(3,861)	—
Balance at December 31, 2025	22,609,537	2	8,381,681	1	239,749	118,754	124,835	483,341
Equity-based compensation	—	—	—	—	4,619	—	—	4,619
Net income	—	—	—	—	—	1,464	730	2,194
Distributions to non-controlling interest holders	—	—	—	—	—	—	29	29
Exercise or release of equity-based awards	152,591	—	—	—	(968)	—	—	(968)
Repurchases of Class A common stock	(2,220,736)	—	—	—	(50,979)	—	—	(50,979)
Allocation of equity to non-controlling interests	—	—	—	—	4,739	—	(4,739)	—
Balance at March 31, 2026	20,541,392	2	8,381,681	1	197,160	120,218	120,855	438,236
Equity-based compensation	—	—	—	—	5,136	—	—	5,136
Net income	—	—	—	—	—	3,482	2,179	5,661
Exercise of equity-based awards	13,021	—	—	—	(115)	—	—	(115)
Repurchases of Class A common stock	(2,312,558)	—	—	—	(48,588)	—	—	(48,588)
Allocation of equity to non-controlling interests	—	—	—	—	3,251	—	(3,251)	—
Balance at June 30, 2026	18,241,855	$2	8,381,681	$1	$156,844	$123,700	$119,783	$400,330
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
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$8,802	$22,302
Adjustments to reconcile net income from operating activities:
Depreciation and amortization	21,917	22,788
Equity-based compensation	14,933	15,142
Amortization of debt issuance costs	647	746
Provision for deferred income taxes	1,708	3,644
Gain on sale of businesses	—	(25,299)
Gain on investment	(9,868)	—
Non-cash lease expense	1,576	1,933
Changes in non-cash contingent consideration expense from original estimate	940	1,743
Other non-cash adjustments to net income	2,858	36
Changes in operating assets and liabilities	(5,099)	(51,311)
Net cash provided by (used in) operating activities	38,414	(8,276)

Cash flows from investing activities:
Expenditures for property and equipment	(2,032)	(1,516)
Proceeds from sale of property and equipment	448	1,501
Expenditures for capitalized software	(6,536)	(6,301)
Purchases of merchant portfolios and residual buyouts	—	(12)
Acquisitions of businesses, net of cash acquired	(60,000)	(11,000)
Proceeds from sale of Healthcare RCM Business, net of cash sold	—	96,102
Net cash (used in) provided by investing activities	(68,120)	78,774

Cash flows from financing activities:
Proceeds from revolving credit facility	227,833	58,024
Payments on revolving credit facility	(113,557)	(58,024)
Payments to extinguish exchangeable notes	—	(26,223)
Payments of debt issuance costs	—	(249)
Payments for repurchases of Class A common stock, including related excise taxes	(136,895)	(37,604)
Net payments for settlement obligations	(375)	(614)
Cash paid for contingent consideration	—	(800)
Payments for required distributions to members or on behalf of members for tax obligations	(2,219)	(24,849)
Payments for required distributions to members under the Tax Receivable Agreement	(2,524)	(9,954)
Proceeds from stock option exercises	129	150
Payments for employees' tax withholdings from net settled stock option exercises and RSU releases	(4,576)	(4,140)
Net cash used in financing activities	(32,184)	(104,283)

Net decrease in cash, cash equivalents and restricted cash	(61,890)	(33,785)
Cash, cash equivalents and restricted cash at beginning of period	67,333	89,597
Cash, cash equivalents and restricted cash at end of period	$5,443	$55,812

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,486	$763
Cash paid for income taxes, net of refunds	$3,209	$35,112
See Notes to the Interim Condensed Consolidated Financial Statements

i3 Verticals, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

The following tables provide reconciliations of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to that shown in the condensed consolidated statements of cash flows:

	September 30,
	2025	2024
Beginning balance
Cash and cash equivalents	$66,672	$86,541
Settlement assets	411	632
Restricted cash	250	2,424
Total cash, cash equivalents, and restricted cash	$67,333	$89,597

	June 30,
	2026	2025
Ending balance
Cash and cash equivalents	$2,647	$55,544
Settlement assets	36	18
Restricted cash	2,760	250
Total cash, cash equivalents, and restricted cash	$5,443	$55,812

The Company engaged in the following significant non-cash investing and financing activities during the nine months ended June 30, 2026 and 2025 which are reported on a consolidated basis. See Note 2 for significant non-cash investing and financing activities from discontinued operations for major captions on the condensed consolidated financial statements.

	Nine months ended June 30,
	2026	2025
Acquisition date fair value of contingent consideration in connection with business combinations	$7,600	$1,260
Right-of-use assets obtained in exchange for operating lease obligations	$1,494	$288
Excise taxes accrued on share repurchases	$1,364	$375
Conversion of note receivable to equity investment	$293	$—
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
At the closing of the transactions contemplated by the Healthcare RCM Purchase Agreement, the Company entered into a transition services agreement with Infinx ("Infinx TSA"), pursuant to which, among other things, the Company or affiliates thereof provided certain information technology and operational transition services to Infinx for a period of time after the closing, and an employee leasing agreement with Infinx ("Infinx ELA"), pursuant to which the Company leased employees of the Healthcare RCM Business to Infinx for a limited period of time following the closing in accordance with the terms thereof. The obligations under the Infinx TSA were substantially completed in the first quarter of fiscal 2026. The Infinx ELA completed on July 31, 2025. Revenue earned under the Infinx TSA and Infinx ELA are reported in other income and expenses incurred for which the Company is reimbursed through the Infinx TSA and Infinx ELA are reported in selling, general and administrative expenses within the Company's condensed consolidated statements of operations. Income under the Infinx TSA was not significant during the three and nine months ended June 30, 2026, and was $3,919 during both the three and nine months ended June 30, 2025.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The financial results of the Healthcare RCM Business are included in income from discontinued operations, net of income taxes on the Company’s condensed consolidated statements of operations. The following table presents financial results of Healthcare RCM Business for the three and nine months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025

Revenue	$—	$3,601	$—	$22,463

Operating expenses
Costs of services (excluding depreciation and amortization)	—	3,023	—	14,553
Selling, general and administrative	—	2,491	—	7,317
Depreciation and amortization	—	275	—	1,940
Change in fair value of contingent consideration	—	10	—	1,302
Total operating expenses	—	5,799	—	25,112

Loss from operations	—	(2,198)	—	(2,649)

Other expenses (income)	250	(25,960)	419	(25,998)

(Loss) income before income taxes from discontinued operations	(250)	23,762	(419)	23,349

(Benefit from) provision for income taxes	(33)	4,337	(64)	4,620

Net (loss) income from discontinued operations	(217)	19,425	(355)	18,729

Net (loss) income from discontinued operations attributed to non-controlling interest	(79)	6,130	(125)	6,041
Net (loss) income from discontinued operations attributable to i3 Verticals, Inc.	$(138)	$13,295	$(230)	$12,688

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The Company has elected to not separately disclose discontinued operations on its condensed consolidated statement of cash flows. The following table presents cash flows from discontinued operations for major captions on the condensed consolidated financial statements:

Nine Months Ended June 30, 2025
Depreciation and amortization	$1,940
Equity-based compensation	$3,112
Gain on sale of Healthcare RCM Business	$(25,960)
Non-cash lease expense	$702
Increase in non-cash contingent consideration expense from original estimate	$1,302
Contingent consideration paid in excess of original estimates	$(700)
Expenditures for property and equipment	$(156)
Expenditures for capitalized software	$(263)
Proceeds from sale of Healthcare RCM Business, net of cash sold	$96,102
Cash paid for contingent consideration	$(800)
The following table presents significant non-cash investing and financing activities for major captions on the consolidated financial statements:

Nine Months Ended June 30, 2025
Right-of-use assets obtained in exchange for operating lease obligations	$266
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
In connection with the closing of the Merchant Services Transactions, the Company entered into a transition services agreement with Payroc ("Payroc TSA"), pursuant to which, among other things, the Company or affiliates thereof provides certain information technology and operational transition services to Payroc for a period of time

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
after the closing, and a processing services agreement with Payroc ("Payroc PSA"), pursuant to which the parties provide certain payment processing services to customers of each party following the closing in accordance with the terms thereof. The obligations under the Payroc TSA were substantially complete as of December 31, 2025. The obligations under the Payroc PSA are planned to be complete in the first quarter of fiscal 2029. Revenue earned under the Payroc TSA and Payroc PSA are reported in other income, and expenses incurred for which the Company is reimbursed through the Payroc TSA and Payroc PSA are reported in selling, general and administrative expenses within the Company's condensed consolidated statements of operations. Income under the Payroc TSA and Payroc PSA was not significant during the three and nine months ended June 30, 2026, and was $318 and $1,274 during the three and nine months ended June 30, 2025, respectively.
The financial results of the Merchant Services Business are included in income from discontinued operations, net of income taxes on the Company’s consolidated statements of operations. The following table presents financial results of Merchant Services Business for the three and nine months ended June 30, 2025:

	Three Months Ended June 30, 2025	Nine Months Ended June 30, 2025

Revenue	$—	$—

Operating expenses
Costs of services (excluding depreciation and amortization)	—	—
Selling, general and administrative	—	—
Depreciation and amortization	—	—
Total operating expenses	—	—

Income from operations	—	—

Other expenses	4	661

Loss before income taxes from discontinued operations	(4)	(661)

Benefit from income taxes	—	(117)

Net loss from discontinued operations	(4)	(544)

Net loss from discontinued operations attributed to non-controlling interest	(1)	(176)
Net loss from discontinued operations attributable to i3 Verticals, Inc.	$(3)	$(368)
The Company has elected to not separately disclose discontinued operations on its condensed consolidated statement of cash flows. The following table presents cash flows from discontinued operations for major captions on the condensed consolidated financial statements:

Nine Months Ended June 30, 2025
Adjustments to gain on sale of Merchant Services Business	661

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended September 30, 2025, filed with the SEC on November 21, 2025, that have had a material impact on our condensed consolidated financial statements and related notes.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the reporting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the unaudited condensed consolidated financial statements of the Company and its subsidiaries as of June 30, 2026 and for the three and nine months ended June 30, 2026 and 2025. The results of operations for the three and nine months ended June 30, 2026 and 2025 are not necessarily indicative of the operating results for the full year.
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
Change in presentation of cash flows
During the third quarter of 2026, the Company adopted the condensed presentation of cash flows permitted for interim period financial statements. The Company changed its presentation of cash flows associated with operating activities within the Condensed Consolidated Statements of Cash Flows. This change has no impact on net cash provided by (used in) operating activities, investing activities or financing activities. Comparative amounts have been reclassified to conform to the current period presentation. This change has no impact on the Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Operations or Condensed Consolidated Statement of Changes in Equity.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following tables present the effects of the change in presentation within the Condensed Consolidated Statements of Cash Flows:

	Nine months ended June 30, 2025
	As Previously Reported	Adjustment	As Adjusted
Cash flows from operating activities:
Adjustments to gain on sale of Merchant Services Business	$661	$(661)	$—
Gain on sale of Healthcare RCM Business	$(25,960)	$25,960	$—
Gain on sale of businesses	$—	$(25,299)	$(25,299)
Changes in operating assets:
Accounts receivable	$1,955	$(1,955)	$—
Prepaid expenses and other current assets	$(922)	$922	$—
Other assets	$(1,023)	$1,023	$—
Changes in operating liabilities:
Accounts payable	$(677)	$677	$—
Accrued expenses and other current liabilities	$(37,450)	$37,450	$—
Acquisition escrow obligations	$(2,174)	$2,174	$—
Deferred revenue	$(7,597)	$7,597	$—
Operating lease liabilities	$(2,561)	$2,561	$—
Other long-term liabilities	$(102)	$102	$—
Contingent consideration paid in excess of original estimates	$(760)	$760	$—
Changes in operating assets and liabilities	$—	$(51,311)	$(51,311)
Inventories
Inventories consist of point-of-sale equipment to be sold to customers and are stated at the lower of cost, determined on a weighted average or specific basis, or net realizable value. Inventories were $2,798 and $2,516 at June 30, 2026 and September 30, 2025, respectively, and are included within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.
Acquisitions
The operating results of an acquisition are included in the consolidated statements of operations from the date of such acquisition. Acquisitions completed during the nine months ended June 30, 2026 contributed $4,600 and $63 of revenue and net income, respectively, to the results in the Company's condensed consolidated statements of operations for the nine months ended June 30, 2026.
Revenue Recognition and Deferred Revenue
The Company recognizes revenue as each performance obligation is satisfied in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”).
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
Revenue is recognized net of any taxes collected from clients, which are subsequently remitted to governmental authorities.
Software and other related revenue
Software and other related revenue includes software-as-a-service (“SaaS”), transaction-based fees, ongoing software maintenance and support, software licenses, other professional services related to the Company's software offerings, sales of equipment, non-software related maintenance plans or professional services, bundled performance obligations for software sales and equipment leasing and other revenues.
Revenues from the Company’s software are recognized when the related performance obligations are satisfied. In accordance with ASC 606, sales of software licenses considered to be intellectual property are categorized as functional or symbolic. The key distinction is whether the license represents a right to use (functional) or a right to access (symbolic) intellectual property. The Company generates sales of one-time software licenses, which are considered functional intellectual property, and right to access license sales, which are considered symbolic intellectual property. Revenue from functional intellectual property is recognized at a point in time, when control of the software license transfers to the customer, while revenue from symbolic intellectual property is recognized over time, as control transfers to the customer. The Company also generates revenue from maintenance services related to these software licenses, which is recognized over time, over the term of the agreement. The Company also offers access to its software under SaaS arrangements, which represent services arrangements, and under which customers do not have the right to take possession of the software. Revenue from SaaS arrangements is recognized over time, over the term of the agreement.
Contracts with professional services, such as training or installation, are evaluated to determine if the customer can benefit from these services independently, whether they can be provided by other available resources, or whether they are separately identifiable from other contract promises. If professional services are determined to be distinct, the revenue allocable to the service obligations are recognized over time as we perform the services. Professional services fees are typically billed on a time and material or a milestone basis as defined within contract terms. Revenue for milestone basis contracts is recognized either at milestone completion or by measuring progress-to-completion, generally using labor hours, depending on the language in the contracts.
Revenues are also derived from a variety of transaction fees, which are charged for transacting within our software solutions and fees for other miscellaneous services. Revenues derived from such fees are recognized at the time of the transactions and are recognized over time when they represent stand ready obligations.
Revenue from the sale of equipment is recognized at a point in time, upon transfer of control to the customer, after which there are no further performance obligations remaining to be satisfied.
Revenue from hardware maintenance agreements is recognized over time, over the term of the agreement.
Revenue from bundled performance obligations for software sales and equipment leasing is recognized over time as a single performance obligation. Lease income is recognized in accordance with ASC 842, and the leased equipment is classified as fixed assets and depreciated over its useful life.
Proprietary payments revenue
Proprietary payments revenue includes discount fees and other related fixed transaction or service fees.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed or a specified per transaction amount, depending on the card type. The Company frequently enters into agreements with customers under which the customer engages the Company to provide both payment authorization services and transaction settlement services for all of the cardholder transactions of the customer, regardless of which issuing bank and card network to which the transaction relates. The Company’s core performance obligations are to stand ready to provide continuous access to the Company’s payment authorization services and transaction settlement services in order to be able to process as many transactions as its customers require on a daily basis over the contract term. These services are stand ready obligations, as the nature of the promise is to stand ready to process an undetermined quantity of transactions. Under a stand ready obligation, the Company’s performance obligation is defined by each time increment rather than by the underlying activities satisfied over time based on days elapsed. Because the service of standing ready is substantially the same each day and has the same pattern of transfer to the customer, the Company has determined that its stand ready performance obligation comprises a series of distinct days of service. Discount fees are recognized over time based on the volume or transaction count at the time the merchants’ transactions are processed.
The Company follows the requirements of ASC 606-10-55 Revenue from Contracts with Customers—Principal versus Agent Considerations, which states that the determination of whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement. The determination of gross versus net recognition of revenue requires judgment that depends on whether the Company controls the good or service before it is transferred to the merchant or whether the Company is acting as an agent of a third party. The assessment is provided separately for each performance obligation identified. Under its agreements, the Company incurs interchange and network charges from the third-party card issuers and card networks, respectively, related to the provision of payment authorization services. The Company has determined that it is acting as an agent with respect to these payment authorization services, based on the following factors: (1) the Company has no discretion over which card issuing bank will be used to process a transaction and is unable to direct the activity of the merchant to another card issuing bank, and (2) interchange and card network rates are pre-established by the card issuers or card networks, and the Company has no latitude in determining these fees. Therefore, revenue allocated to the payment authorization performance obligation is presented net of interchange and card network fees paid to the card issuing bank and card network, respectively, for the three and nine months ended June 30, 2026 and 2025.
Disaggregation of revenue
The following table presents revenue from contracts with customers for continuing operations disaggregated by categories that reflect how economic factors affect the nature, amount, timing, and uncertainty of revenues and cash flows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Software and other related revenue	$39,778	$38,801	$120,969	$117,663
Proprietary payments revenue	13,289	13,100	42,287	40,594
Total revenue	$53,067	$51,901	$163,256	$158,257

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
As of June 30, 2026 and September 30, 2025, the Company’s contract assets from contracts with customers was $9,567 and $9,211, respectively.
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

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following tables present the changes in deferred revenue as of and for the nine months ended June 30, 2026 and 2025, respectively:

Balance at September 30, 2025	$38,486
Deferral of revenue	15,133
Recognition of unearned revenue	(15,999)
Balance at December 31, 2025	37,620
Deferral of revenue	12,921
Recognition of unearned revenue	(14,408)
Balance at March 31, 2026	36,133
Deferral of revenue	7,530
Recognition of unearned revenue	(15,101)
Balance at June 30, 2026	$28,562

Balance at September 30, 2024	$39,156
Deferral of revenue	16,881
Recognition of unearned revenue	(13,645)
Balance at December 31, 2024	42,392
Deferral of revenue	9,841
Recognition of unearned revenue	(14,973)
Balance at March 31, 2025	37,260
Deferral of revenue	8,844
Recognition of unearned revenue	(15,527)
Balance at June 30, 2025	$30,577
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
Segment Information
The Company has identified its Chief Executive Officer as the Company's Chief Operating Decision Maker ("CODM"). The Company’s CODM reviews discrete financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance which is based on consolidated information about our revenues, income from operations, and other key financial data. All significant operating decisions are made by analyzing the Company as a single operating segment and as a result, the Company determined that it operates

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
as a single reportable segment. See Note 13 to our condensed consolidated financial statements for additional information.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
4. ACQUISITIONS
During the nine months ended June 30, 2026 and the year ended September 30, 2025, the Company acquired the following businesses:
Business Combinations during the nine months ended June 30, 2026
Purchase of Transportation Market Business
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
The Company determines the acquisition date fair values of the liabilities for the contingent consideration using a Monte Carlo simulation as well as a discounted cash flow analysis. In each subsequent reporting period, the Company will reassess its current estimates of performance relative to the targets and adjust the contingent liabilities to their fair values through earnings. See additional disclosures in Note 9.
The goodwill associated with the business acquisition is deductible for tax purposes. The acquired customer relationships intangible asset has an estimated amortization period of eighteen years. The acquired trade name has an amortization period of one year. The acquired capitalized software has an amortization period of seven years.
Acquisition-related costs for this acquisition amounted to approximately $249 and were included in selling, general and administrative on the consolidated statement of operations and were expensed as incurred.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Pro Forma Results of Operations for 2026 Business Combinations
The following supplemental pro forma results of operations have been prepared as though each of the businesses acquired in the nine months ended June 30, 2026 had been acquired on October 1, 2024. Pro forma adjustments were made to reflect the impact of depreciation and amortization, changes to executive compensation and the revised debt load, all in accordance with ASC 805. This supplemental pro forma information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made on these dates, or of results of operations that may occur in the future.

	Nine Months Ended June 30,
	2026	2025
Revenue	$165,343	$163,605
Net income from continuing operations	$9,577	$4,003
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
The additional cash consideration of up to $5,000, in the aggregate, is to be paid based upon the achievement of specified financial performance targets, as defined in the purchase agreement, for performance periods extending through September 2027. The Company determines the acquisition date fair values of the liabilities for the contingent consideration using a Monte Carlo simulation as well as a discounted cash flow analysis. In each subsequent reporting period, the Company will reassess its current estimates of performance relative to the targets and adjust the contingent liabilities to their fair values through earnings. See additional disclosures in Note 9.
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
Other Business Combinations during the year ended September 30, 2025
During the year ended September 30, 2025, the Company purchased certain assets of a business to expand the Company’s customer footprint. Total purchase consideration was $2,000 in cash funded from cash on hand. In connection with this purchase, the Company allocated fair values of approximately $83 to property and equipment, approximately $1,700 to customer relationships, $141 to deferred revenue, $5 to non-compete agreements and the remainder, approximately $352, to goodwill, all of which is deductible for tax purposes. The acquired customer relationships intangible asset has an estimated amortization period of fifteen years.
Pro Forma Results of Operations for 2025 Business Combinations
The following unaudited supplemental pro forma results of operations have been prepared as though each of the businesses acquired in the year ended September 30, 2025 had been acquired on October 1, 2024. Pro forma adjustments were made to reflect the impact of depreciation and amortization, changes to executive compensation and the revised debt load, all in accordance with ASC 805. This supplemental pro forma information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made on these dates, or of results of operations that may occur in the future.

Nine Months Ended June 30, 2025
Revenue	$159,694
Net income from continuing operations	$4,248

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
5. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill are as follows:

Total
Balance at September 30, 2025	$248,469
Goodwill attributable to the preliminary purchase price of the acquisition completed during the nine months ended June 30, 2026	33,815
Balance at June 30, 2026	$282,284
Intangible assets consisted of the following as of June 30, 2026:

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method
Finite-lived intangible assets:
Customer relationships	$206,550	$(53,403)	$153,147	9 to 20 years – straight-line
Trade names	1,511	(1,144)	367	1 to 5 years – straight-line
Non-compete agreements and other intangible assets	175	(106)	69	1 to 8 years – straight-line
Total finite-lived intangible assets	208,236	(54,653)	153,583

Indefinite-lived intangible assets:
Trademarks	16	—	16
Total identifiable intangible assets	$208,252	$(54,653)	$153,599
Amortization expense from continuing operations for intangible assets amounted to $3,207 and $9,308 for the three and nine months ended June 30, 2026, respectively, and $2,882 and $8,467 for the three and nine months ended June 30, 2025, respectively.
Based on net carrying amounts at June 30, 2026, the Company's estimate of future amortization expense for continuing operations for intangible assets are presented in the table below for fiscal years ending September 30:

2026 (three months remaining)	$3,192
2027	12,501
2028	12,260
2029	12,233
2030	12,188
Thereafter	101,209
$153,583

6. LONG-TERM DEBT
A summary of long-term debt as of June 30, 2026 and September 30, 2025 is as follows:

		June 30,	September 30,
	Maturity	2026	2025
Revolving lines of credit to banks under the 2023 Senior Secured Credit Facility	May 8, 2028	$114,276	$—

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
The 2023 Senior Secured Credit Facility provides that the Borrower has the right to seek additional commitments to provide additional term loan facilities or additional revolving credit commitments in an aggregate principal amount up to, as of any date of determination, the sum of (i) the greater of $100,000 and 100% of the Borrower’s consolidated EBITDA (as defined in the 2023 Senior Secured Credit Facility) for the most recently completed four quarter period, plus (ii) the amount of certain prepayments of certain indebtedness, so long as, among other things, after giving pro forma effect to the incurrence of such additional borrowings and any related transactions, the Borrower’s consolidated interest coverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not be less than 3.0 to 1.0 and the Borrower’s consolidated total net leverage ratio (as defined in the 2023 Senior Secured Credit Facility) would not exceed 5.0 to 1.0. As of June 30, 2026, the Borrower's consolidated interest coverage ratio was 13.5x and total leverage ratio was 1.9x.
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
The Adjusted Term SOFR rate will be the rate of interest per annum equal to the Term SOFR rate (based upon an interest period of one, three or six months), plus 0.10%, plus an applicable margin of 2.00% to 3.00% (2.00% at June 30, 2026). The Adjusted Term SOFR rate shall not be less than 0% in any event.
The base rate is a fluctuating rate of interest per annum equal to the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%, plus an applicable margin of 1.00% to 2.00% (1.00% at June 30, 2026). The base rate shall not be less than 1% in any event.

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
In addition to paying interest on outstanding principal under the Revolver, the Borrower will be required to pay a commitment fee equal to the product of between 0.15% and 0.30% (the applicable percentage depending on the Borrower’s consolidated total net leverage ratio as reflected in the schedule above, 0.15% at June 30, 2026) times the actual daily amount by which $400,000 exceeds the total amount outstanding under the Revolver and available to be drawn under all outstanding letters of credit.
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
Debt issuance costs
The Company did not incur any debt issuance costs during the three and nine months ended June 30, 2026, and incurred $249 in debt issuance costs during the three and nine months ended June 30, 2025. The Company's debt issuance costs are being amortized over the related term of the debt using the straight-line method, which is not materially different than the effective interest rate method, and are presented within other assets in the condensed consolidated balance sheets. The amortization of deferred debt issuance costs is included in interest expense and amounted to approximately $216 and $647 during the three and nine months ended June 30, 2026, respectively, and $216 and $746 during the three and nine months ended June 30, 2025, respectively. In connection with the Second Amendment to the Credit Agreement, the Company recorded $295 during the three and nine months ended June 30, 2025 for the write-off of debt issuance costs, which was recorded in interest expense in the condensed consolidated statements of operations.

7. STOCKHOLDERS' EQUITY
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
During the nine months ended June 30, 2025, the Company repurchased 1,573,881 shares of Class A Common Stock under the August 2024 Share Repurchase Program at an average price of $23.86 per share for a total cost of $37,979. The repurchased shares were cancelled and retired, resulting in a reduction in both the number of shares outstanding and the Company's total stockholders' equity.
The terms of the August 2025 Share Repurchase Program provided that such program would terminate on the earlier of September 30, 2026, or when the maximum dollar amount under the authorization was expended. Pursuant to the August 2025 Share Repurchase Program, the Company was authorized to make repurchases of its Class A Common Stock in the open market, through privately negotiated transactions, or otherwise, including under Rule 10b5-1 plans.
The maximum dollar amount under the August 2025 Share Repurchase Program was expended during the three months ended March 31, 2026, and the August 2025 Share Repurchase Program is no longer in effect.
On February 5, 2026, the Company entered into a new share repurchase program (the "February 2026 Share Repurchase Program") for the Company's Class A common stock, under which the Company was authorized to repurchase up to $60,000 of outstanding shares of Class A common stock (exclusive of fees, commissions or other expenses related to such repurchases). The February 2026 Share Repurchase Program replaced the August 2025 Share Repurchase Program.
The terms of the February 2026 Share Repurchase Program provided that such program would terminate on the earlier of February 4, 2027, or when the maximum dollar amount under the authorization was expended. Pursuant to the February 2026 Share Repurchase Program, the Company was authorized to make repurchases of its Class A Common Stock in the open market, through privately negotiated transactions, or otherwise, including under Rule 10b5-1 plans.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The maximum dollar amount under the February 2026 Share Repurchase Program was expended during the three months ended June 30, 2026, and the February 2026 Share Repurchase Program is no longer in effect.
On May 12, 2026, the Company entered into a new share repurchase program (the "May 2026 Share Repurchase Program") for the Company's Class A common stock, under which the Company is authorized to repurchase up to $100,000 of outstanding shares of our Class A common stock (exclusive of fees, commissions or other expenses related to such repurchases). The May 2026 Share Repurchase Program replaced the February 2026 Share Repurchase Program.
The terms of the May 2026 Share Repurchase Program provide that such program will terminate on the earlier of May 11, 2027, or when the maximum dollar amount under the authorization has been expended. Pursuant to the May 2026 Share Repurchase Program, the Company is authorized to make repurchases of its Class A Common Stock in the open market, through privately negotiated transactions, or otherwise, including under Rule 10b5-1 plans. In addition, repurchases under the May 2026 Share Repurchase Program will be subject to prevailing market conditions, liquidity and cash flow considerations, applicable securities laws requirements (including under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as applicable), compliance with contractual restrictions under the 2023 Senior Secured Credit Facility and other factors. The May 2026 Share Repurchase Program does not require the Company to acquire any particular amount of shares of Class A common stock, and may be extended, modified, suspended or discontinued at any time at the Company’s discretion.
During the three months ended June 30, 2026, on an aggregate basis, the Company repurchased 2,312,558 shares of Class A Common Stock at an average price of $20.78 per share for a total cost inclusive of commissions and excise taxes of $48,588. These repurchases consisted of 1,320,500 shares repurchased under the May 2026 Share Repurchase Program at an average price of $19.96 per share for a total cost inclusive of commissions and excise taxes of $26,642, and 992,058 shares repurchased under the February 2026 Share Repurchase Program at an average price of $21.87 per share for a total cost inclusive of commissions and excise taxes of $21,946. The repurchased shares were cancelled and retired, resulting in a reduction in both the number of shares outstanding and the Company's total stockholders' equity.
During the nine months ended June 30, 2026, on an aggregate basis, the Company repurchased 6,056,132 shares of Class A Common Stock at an average price of $22.51 per share for a total cost inclusive of commissions and excise taxes of $137,884. These repurchases consisted of 1,320,500 shares repurchased under the May 2026 Share Repurchase Program at an average price of $19.96 per share for a total cost inclusive of commissions and excise taxes of $26,642, 2,695,740 shares repurchased under the February 2026 Share Repurchase Program at an average price of $22.26 per share for a total cost inclusive of commissions and excise taxes of $60,681, and 2,039,892 shares repurchased under the August 2025 Share Repurchase Program at an average price of $24.51 per share for a total cost inclusive of commissions and excise taxes of $50,561. The repurchased shares were cancelled and retired, resulting in a reduction in both the number of shares outstanding and the Company's total stockholders' equity.
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
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. When the estimate of the annual effective tax rate is unreliable, the Company records its income tax expense or benefit based upon a period to date effective tax rate. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the Company’s estimated tax rate changes, it makes a cumulative adjustment in that period. The Company’s provision for income taxes for continuing operations was a provision of $1,313 and $2,495 for the three and nine months ended June 30, 2026, respectively, and a benefit of $22 and a provision of $3,272 for the three and nine months ended June 30, 2025, respectively.
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
During the nine months ended June 30, 2026, the Company did not acquire any common units of i3 Verticals, LLC in connection with the redemption of common units.
The deferred tax asset balance was $35,416 as of June 30, 2026. The Company also has a corresponding Tax Receivable Agreement liability of $32,379, of which $187 was recorded in accrued expenses and other current liabilities and $32,192 was recorded in long-term tax receivable agreement obligations as of June 30, 2026.
Payments to the Continuing Equity Owners related to exchanges through June 30, 2026 will range from $0 to $5,364 per year and are expected to be paid over the next 22 years. The amounts recorded as of June 30, 2026, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

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
The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, settlement assets and obligations, accounts receivable, other assets, accounts payable, and accrued expenses, approximated their fair values as of June 30, 2026 and 2025, because of the relatively short maturity dates on these instruments. The carrying amount of debt approximates fair value as of June 30, 2026 and 2025, because interest rates on these instruments approximate market interest rates.
The Company has no Level 1 or Level 2 financial instruments measured at fair value on a recurring basis. The following tables present the changes in the Company's Level 3 financial instruments that are measured at fair value on a recurring basis.

Accrued Contingent Consideration
Balance at September 30, 2025	$3,571
Contingent consideration accrued at time of business combination	7,600
Change in fair value of contingent consideration included in operating expenses	940
Contingent consideration paid	—
Balance at June 30, 2026	$12,111

Accrued Contingent Consideration
Balance at September 30, 2024(1)	$2,154
Contingent consideration accrued at time of business combination	1,260
Change in fair value of contingent consideration included in operating expenses	440
Contingent consideration paid	(60)
Balance at June 30, 2025	$3,794
__________________________
1.In connection with the sale of the Healthcare RCM Business, $198 of the Company's accrued contingent consideration (as of September 30, 2024) were classified as "Current liabilities held for sale" in the accompanying condensed consolidated balance sheets and were not included in this amount.

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
Approximately $980 and $82 of contingent consideration was recorded in accrued expenses and other current liabilities as of June 30, 2026 and September 30, 2025, respectively. Approximately $11,131 and $3,489 of contingent consideration was recorded in other long-term liabilities as of June 30, 2026 and September 30, 2025, respectively.
During the three months ended June 30, 2026, the Company had a nonrecurring adjustment to the carrying value of an equity investment to its fair value as the result of a third party investment in the entity underlying our investment. This resulted in an increase of $9,868 to the fair value of the investment, which the Company recognized in other income. This investment was revalued using the quoted price for equity in the same entity in a market that is not typically active, and thus represents a Level 2 measurement. The Company reviews information quarterly to verify if there is new information warranting changes in the fair value of the investment. Approximately $10,820 and $659 of investments was recorded in other assets as of June 30, 2026 and September 30, 2025, respectively.

10. EQUITY-BASED COMPENSATION
A summary of equity-based compensation expense for continuing operations recognized during the three and nine months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Stock options	$2,414	$1,610	$5,615	$5,435
Restricted stock units	2,722	3,269	9,318	6,595
Equity-based compensation expense	$5,136	$4,879	$14,933	$12,030
In connection with the sale of the Healthcare RCM Business, $2,517 and $3,112 of the Company's equity-based compensation expense was classified within "net income from discontinued operations" in the accompanying condensed consolidated statements of operations during three and nine months ended June 30, 2025, respectively.
Amounts are included in other costs of services and in selling, general and administrative expense on the condensed consolidated statements of operations.
Stock Options
Share-based compensation expense includes the estimated effects of forfeitures, which will be adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
A summary of stock option activity for the nine months ended June 30, 2026 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at September 30, 2025	7,881,236	$24.61
Granted	1,245,000	23.61
Exercised	(195,032)	23.18
Forfeited and cancelled	(140,638)	26.59
Outstanding at June 30, 2026	8,790,566	$24.47

Exercisable at June 30, 2026	6,765,894	$24.94
The weighted-average grant date fair value of stock options granted during the nine months ended June 30, 2026 was $12.41.
As of June 30, 2026, there were 8,790,566 stock options outstanding, of which 6,765,894 were exercisable. As of June 30, 2026, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $18,042, which is expected to be recognized over a weighted-average period of 3.4 years.
The total fair value of stock options that vested during the three and nine months ended June 30, 2026 was $187 and $5,024, respectively.
Restricted Stock Units
The Company has issued Class A common stock in the form of restricted stock units ("RSUs") under the 2018 Plan.
A summary of activity related to restricted stock units for the nine months ended June 30, 2026 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2025	1,160,641	$24.89
Granted	405,826	24.01
Vested	(409,714)	24.77
Forfeited and cancelled	(79,175)	24.49
Outstanding at June 30, 2026	1,077,578	$24.63
The weighted-average grant date fair value of RSUs granted during three and nine months ended June 30, 2026 was $24.01.
As of June 30, 2026, total unrecognized compensation expense related to unvested RSUs, including an estimate for pre-vesting forfeitures, was $18,210, which is expected to be recognized over a weighted average period of 2.5 years.
The total fair value of RSUs that vested during the three and nine months ended June 30, 2026 was $455 and $10,148, respectively.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
11. COMMITMENTS AND CONTINGENCIES
Leases
The Company utilizes office space and equipment under operating leases. Rent expense from continuing operations under these leases amounted to $658 and $2,049 during the three and nine months ended June 30, 2026, respectively, and $700 and $1,557 during the three and nine months ended June 30, 2025, respectively.
Contract Commitments
We have contractual obligations primarily for third-party technology services and licenses. Certain agreements are fixed for the duration of the contracts and may require us to pay minimum fees. As of June 30, 2026, the remaining aggregate minimum contractual commitment under these arrangements was approximately $19,583, which exclude contract commitments that have been prepaid. Future minimum payments, including contracts with a remaining term of less than one year, based on these contractual agreements are as follows:

Fiscal Years ending September 30:
2026 (three months remaining)	$1,992
2027	11,020
2028	4,770
2029	1,189
2030	612
Thereafter	—
Total	$19,583
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
On June 20, 2025, the matter was removed to the United States District Court for the Eastern District of New York, where a motion to dismiss the Complaint was filed by PaySchools on January 14, 2026. On August 4, 2026, the court granted the motion, and dismissed all of the claims in the Complaint, while at the same time granting the plaintiffs leave to amend the Complaint for a period of time.
The Company is unable to predict the outcome of this litigation. While the Company does not believe that this matter will have a material effect on its business or financial condition, the Company cannot give assurance that this matter will not have a material effect on its consolidated balance sheets, results of operations or cash flows for any particular reporting period.
S&S Litigation
On June 2, 2021, the State of Louisiana, Division of Administration (the “State”) and a putative class of Louisiana sheriffs ("Sheriffs") and law enforcement districts ("Districts") (collectively "Plaintiffs") filed a Petition (as amended on October 4, 2021, the “Petition”), in the 19th Judicial District Court for the Parish of East Baton Rouge against i3-Software & Services, LLC (“S&S”), a subsidiary of the Company located in Shreveport, Louisiana, the Company, i3 Verticals, LLC, the current leader of the S&S business, the former leader of the S&S business, and 1120 South Pointe Properties, LLC (“South Pointe”), the former owner of the assets of the S&S business (collectively "Defendants"). The lawsuit is styled as: State of Louisiana, by and through its Division of Administration, East Baton Rouge Parish Law Enforcement District, by and through the duly elected East Baton Rouge Parish Sheriff, Sid J. Gautreaux, III, et. al., individually and as class representatives vs. i3-Software & Services, LLC; 1120 South Pointe Properties, LLC, formerly known as Software and Services of Louisiana, L.L.C.; i3 Verticals, Inc.; i3 Verticals, LLC; Gregory R. Teeters; and Scott Carrington.
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
All Defendants filed pleading-stage motions to dismiss, some of which were granted. The Court allowed plaintiffs to re-plead certain claims and has severed the claims brought by the Division of Administration from the claims brought by the parish Sheriffs and Districts. The State chose not to re-plead their claims, which leaves some of their claims now dismissed with prejudice. The Sheriffs and Districts re-pleaded their claims in a Second Amended Petition, which is under seal (the “Sealed Petition”). The damages sought by the plaintiffs in the Sealed Petition materially exceeded the specifically enumerated damages of $22,000 sought in the Petition as noted above. Certain Defendants filed renewed pleading-stage motions to dismiss that the Court denied on April 14, 2025. The case is now in the discovery phase. Class certification fact and expert discovery, including third-party subpoenas and motion practice, is also underway, and the Court originally scheduled a March 31, 2026 hearing principally on the issue of class certification. That hearing was rescheduled for June 8, 2026, and has been rescheduled again for September 28, 2026.

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

12. RELATED PARTY TRANSACTIONS
In connection with the Company’s IPO, the Company and i3 Verticals, LLC entered into a Tax Receivable Agreement with the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that it actually realizes, or in some circumstances, is deemed to realize in its tax reporting, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of Common Units of i3 Verticals, LLC for Class A common stock of the Company or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. See Note 8 for further information. As of June 30, 2026, the total amount due under the Tax Receivable Agreement was $32,379.
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
Accordingly, in order to make such cash held by the Company accessible in connection with our operations, on January 23, 2025, the Company contributed approximately $21,396 in cash (the “Capital Contribution”) held by the Company to i3 Verticals, LLC in exchange for 896,763 newly-issued common units of i3 Verticals, LLC (“Common Units”) at a price per Common Unit of $23.86, such price being equal to the 50-day volume-weighted average price of the Company’s Class A common stock for the period ended January 22, 2025. Immediately following the Capital Contribution, the Common Units were recapitalized through a reverse unit split of the Common Units at a ratio of approximately 0.9631 to 1 (the “Reverse Unit Split”) which caused the number of Common Units held by the Company immediately following the Reverse Unit Split to equal to the number of Common Units held by the Company immediately prior to the Contribution, thereby maintaining a one-to-one ratio between the number of Common Units owned by the Company and the number of outstanding shares of Class A Common Stock. Upon the effectiveness of the Reverse Unit Split, 369,256 outstanding shares of Class B common stock of the Company were retired without consideration, thereby maintaining a one-to-one ratio between the number of Common Units owned by the Continuing Equity Owners after giving to the Reverse Unit Split and the number of outstanding shares of Class B Common Stock.
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

13. SEGMENTS REPORTING
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following is a summary of reportable segment operating performance and significant expenses, reconciled to the Company's consolidated net income for continuing operations for the three and nine months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Revenue	$53,067	$51,901	$163,256	$158,257
Less:
Costs of services (excluding depreciation and amortization)	16,062	16,546	50,273	48,363
People operating expenses	16,223	15,957	47,557	47,126
Technology operating expenses	2,052	2,051	6,372	6,810
Other operating expenses(1)	5,418	4,623	15,538	12,822
Other segment expenses(2)	7,434	13,720	34,359	39,019
Net income (loss) from continuing operations	$5,878	$(996)	$9,157	$4,117
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

14. NON-CONTROLLING INTEREST
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
As of June 30, 2026 and 2025, respectively, i3 Verticals, Inc. owned 18,241,855 and 23,780,915 of i3 Verticals, LLC's Common Units, representing a 68.5% and 73.8% economic ownership interest in i3 Verticals, LLC.

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following table summarizes the impact on equity due to changes in the Company's ownership interest in i3 Verticals, LLC:

	Nine Months Ended June 30,
	2026	2025
Net income attributable to non-controlling interest	$3,372	$7,518
Transfers from non-controlling interests:
Distributions to non-controlling interest holders	122	(347)
Redemption of common units in i3 Verticals, LLC	—	(17,070)
Recapitalization from contribution to i3 Verticals, LLC	—	5,689
Allocation of equity from non-controlling interests	(11,851)	(3,588)
Net transfers from non-controlling interests	(11,729)	(15,316)
Change from net income attributable to non-controlling interests and net transfers from non-controlling interests	$(8,357)	$(7,798)
See Note 12 for information regarding certain recapitalization actions the Company and i3 Verticals, LLC effected during the nine months ended June 30, 2025 in order to reduce excess cash held at the Company as a result of its “Up-C” structure, which adjusted the Company’s and the Continuing Equity Owners’ respective ownership interests in i3 Verticals, LLC.

15. EARNINGS PER SHARE
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
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock from continuing operations for the three and nine months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Basic net income (loss) per share:
Numerator
Net income (loss)	$5,878	$(996)	$9,157	$4,117
Less: Net income (loss) attributable to non-controlling interest	2,258	(586)	3,497	1,653
Net income (loss) attributable to Class A common stockholders	$3,620	$(410)	$5,660	$2,464
Denominator
Weighted average shares of Class A common stock outstanding	19,419,792	24,345,826	21,638,108	23,909,714
Basic net income (loss) per share	$0.19	$(0.02)	$0.26	$0.10

Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to Class A common stockholders	$3,620	$(410)	$5,660	$2,464
Reallocation of net loss assuming conversion of common units(1)(2)	—	(446)	—	—
Net income (loss) attributable to Class A common stockholders – diluted	$3,620	$(856)	$5,660	$2,464

Denominator
Weighted average shares of Class A common stock outstanding	19,419,792	24,345,826	21,638,108	23,909,714
Weighted average effect of dilutive securities(2)	123,819	8,637,499	647,521	913,921
Weighted average shares of Class A common stock outstanding – diluted	19,543,611	32,983,325	22,285,629	24,823,635
Diluted net income (loss) per share	$0.19	$(0.03)	$0.25	$0.10
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
2.For the three and nine months ended June 30, 2026 and 2025, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net income per share of Class A common stock for continuing operations:
a.8,381,681, 8,381,681 and 9,359,632 weighted average shares of Class B common stock for the three months ended June 30, 2026 and the nine months ended June 30, 2026 and 2025, respectively, along with the reallocation of associated net income assuming conversion of these shares (which represents the tax effected net income attributable to non-controlling interest using the effective income tax rates described in Note 8 above and assuming all common units of i3 Verticals, LLC were exchanged for Class A common stock at the beginning of the period), were excluded because the effect would have been anti-dilutive,
b.6,911,778, 4,362,416, 4,601,639 and 4,436,416 stock options for the three months ended June 30, 2026 and 2025 and for the nine months ended June 30, 2026 and 2025, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and

i3 VERTICALS, Inc.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except unit, share and per share amounts)
c.952,796 shares of Class A common stock for the three months ended June 30, 2025 resulting from estimated stock option exercises and restricted stock units vesting as calculated by the treasury stock method were excluded because the effect of including them would have been anti-dilutive.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock from discontinued operations for the three and nine months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025(1)	2026	2025
Basic net (loss) income per share:
Numerator
Net (loss) income	$(217)	$19,421	$(355)	$18,185
Less: Net (loss) income attributable to non-controlling interest	(79)	6,129	(125)	5,865
Net (loss) income attributable to Class A common stockholders	$(138)	$13,292	$(230)	$12,320
Denominator
Weighted average shares of Class A common stock outstanding	19,419,792	24,345,826	21,638,108	23,909,714
Basic net (loss) income per share(1)	$(0.01)	$0.55	$(0.01)	$0.52

Diluted net (loss) income per share:
Numerator
Net (loss) income attributable to Class A common stockholders	$(138)		$(230)	$12,320
Reallocation of net (loss) income assuming conversion of common units(2)(3)	(60)		(95)	4,459
Net (loss) income attributable to Class A common stockholders – diluted	$(198)		$(325)	$16,779

Denominator
Weighted average shares of Class A common stock outstanding	19,419,792		21,638,108	23,909,714
Weighted average effect of dilutive securities(3)	8,381,681		8,381,681	10,273,553
Weighted average shares of Class A common stock outstanding – diluted	27,801,473		30,019,789	34,183,267
Diluted net (loss) income per share	$(0.01)		$(0.01)	$0.49

__________________________
1.For the three months ended June 30, 2025, net income (loss) from continuing operations attributable to i3 Verticals, Inc. was in a loss position, so diluted net income per share of Class A common stock for discontinued operations is computed in the same manner as basic net income per share of Class A common stock for discontinued operations. The following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net loss per share of Class A common stock for discontinued operations:
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
3.For the three months ended June 30, 2026 and the nine months ended June 30, 2026 and 2025, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted earnings per share of Class A common stock from discontinued operations:
a.6,911,778, 4,601,639 and 4,436,416 options to purchase shares of Class A common stock for the three months ended June 30, 2026 and the nine months ended June 30, 2026 and 2025, respectively, were excluded because the exercise price of these options exceeded the average market price of the Company's Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive, and
b.123,819 and 647,521 shares of Class A common stock for the three and nine months ended June 30, 2026, respectively, resulting from estimated stock option exercises and restricted stock units vesting as calculated by the treasury stock method were excluded because the effect of including them would have been anti-dilutive.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock from consolidated operations for three and nine months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Basic net income per share:
Numerator
Net income	$5,661	$18,425	$8,802	$22,302
Less: Net income attributable to non-controlling interest	2,179	5,543	3,372	7,518
Net income attributable to Class A common stockholders	$3,482	$12,882	$5,430	$14,784
Denominator
Weighted average shares of Class A common stock outstanding	19,419,792	24,345,826	21,638,108	23,909,714
Basic net income per share	$0.18	$0.53	$0.25	$0.62

Diluted net income per share:
Numerator
Net income attributable to Class A common stockholders	$3,482	$12,882	$5,430	$14,784
Reallocation of net income assuming conversion of common units(1)(2)	—	4,214	—	5,716
Net income attributable to Class A common stockholders – diluted	$3,482	$17,096	$5,430	$20,500

Denominator
Weighted average shares of Class A common stock outstanding	19,419,792	24,345,826	21,638,108	23,909,714
Weighted average effect of dilutive securities(3)	123,819	9,590,295	647,521	10,273,553
Weighted average shares of Class A common stock outstanding – diluted	19,543,611	33,936,121	22,285,629	34,183,267
Diluted net income per share	$0.18	$0.50	$0.24	$0.60
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
2.For the three and nine months ended June 30, 2026 and 2025, the following securities were excluded from the weighted average effect of dilutive securities in the computation of diluted net income per share of Class A common stock from consolidated operations:
a.8,381,681 weighted average shares of Class B common stock for both the three and nine months ended June 30, 2026, along with the reallocation of associated net income assuming conversion of these shares (which represents the tax effected net income attributable to non-controlling interest using the effective income tax rates described in Note 8 above and assuming all common units of i3 Verticals, LLC were exchanged for Class A common stock at the beginning of the period), were excluded because the effect would have been anti-dilutive, and
b.6,911,778, 4,362,416, 4,601,639 and 4,436,416 stock options for the three months ended June 30, 2026 and 2025 and the nine months ended June 30, 2026 and 2025, respectively, were excluded because the exercise price of these stock options exceeded the average market price of our Class A common stock during the period (“out-of-the-money”) and the effect of including them would have been anti-dilutive.
Shares of the Company's Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

16. SUBSEQUENT EVENTS
Recent Share Repurchases
Since June 30, 2026 and as of August 6, 2026, the Company repurchased 301,847 shares of Class A Common Stock under the May 2026 Share Repurchase Program at an average price of $20.38 per share for a total cost inclusive of commissions and excise taxes of $6,220. The repurchased shares were cancelled and retired, resulting in a reduction in both the number of shares outstanding and the Company's total stockholders' equity.

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
•the impact on our financial results of changes in the fair value of certain minority equity investments; and
•the "Risk Factors" included in our Form 10-K and included in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any.
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
The Company has one operating and reportable segment. See Note 13 to our condensed consolidated financial statements for additional information.

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
Liquidity
At June 30, 2026, we had $2.6 million of cash and cash equivalents and $285.7 million of available capacity under our 2023 Senior Secured Credit Facility subject to our financial covenants. As of June 30, 2026, we were in compliance with these covenants with a consolidated interest coverage ratio and total leverage ratio 13.5x, and 1.9x, respectively. For additional information about our 2023 Senior Secured Credit Facility, see the section entitled “Liquidity and Capital Resources” below.
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
Acquisitions during the nine months ended June 30, 2026
During the nine months ended June 30, 2026, we completed the acquisition of a business that operates in the transportation market at the state level. The acquired business provides driver and motor vehicle insurance verification solutions. Total purchase consideration was $60.0 million in cash payable at closing funded by proceeds from our revolving credit facility and cash on hand, plus an additional amount of cash contingent consideration payable following the closing in an amount of up to $20.0 million, dependent upon the achievement of specified financial performance targets, as defined in the purchase agreement, for performance periods extending through May 2028. The acquisition date estimated fair value of such cash contingent consideration is $7.6 million.
Acquisitions during the nine months ended June 30, 2025
During the nine months ended June 30, 2025, we completed the acquisition of a business to expand the Company’s Public Sector utility billing software offerings. Total purchase consideration was $10.3 million, including $9.0 million in cash funded by proceeds from the Company's revolving credit facility and $1.3 million in the acquisition date estimated fair value of contingent cash consideration (the final amount of such contingent cash payment of up to $5.0 million is dependent upon achievement of specified financial performance targets, as defined in the purchase agreement).
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

Expenses
Costs of services. Costs of services include costs directly related to our software and related services, including personnel costs related to installation of our software, conversion of client data, training client personnel, customer support activities and various other services provided directly to customers and hosting and related software costs for directly supporting our customers. Additionally, costs of services include costs directly attributable related to payment processing services such as processing and bank sponsorship. Losses resulting from chargebacks against a customer are included in costs of services. Residual payments to our distribution partners and the cost of equipment sold is also included in costs of services. Amortization arising from capitalized software development is not included in costs of services. Costs of services are recognized at the time the related revenue is recognized.
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
Interest expense. Our interest expense consists of interest on our outstanding indebtedness under our 2023 Senior Secured Credit Facility and amortization of or write offs of debt issuance costs.
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
ARR does not have a standardized definition and is therefore unlikely to be comparable to similarly titled measures presented by other companies. It should be reviewed independently of revenue, and it is not a forecast. Additionally, ARR does not take into account seasonality. The active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers. ARR from continuing operations for the three months ended June 30, 2026 and 2025 was $174.1 million and $160.8 million, respectively, representing a period-to-period growth rate of 8.3%.
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

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
The following table presents our historical results of operations for the periods indicated:

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%

Revenue	$53,067	$51,901	$1,166	2.2%

Operating expenses
Costs of services (excluding depreciation and amortization)	16,314	16,733	(419)	(2.5)%
Selling, general and administrative	28,858	33,018	(4,160)	(12.6)%
Depreciation and amortization	7,349	6,989	360	5.2%
Change in fair value of contingent consideration	1,438	(26)	1,464	n/m
Total operating expenses	53,959	56,714	(2,755)	(4.9)%

Loss from operations	(892)	(4,813)	3,921	(81.5)%

Other income
Interest expense	1,820	806	1,014	125.8%
Other income	(9,903)	(4,601)	(5,302)	115.2%
Total other income	(8,083)	(3,795)	(4,288)	113.0%

Income (loss) before income taxes	7,191	(1,018)	8,209	n/m

Provision for (benefit from) income taxes	1,313	(22)	1,335	n/m

Net income (loss) from continuing operations	5,878	(996)	6,874	n/m
Net (loss) income from discontinued operations, net of income taxes	(217)	19,421	(19,638)	n/m
Net income	5,661	18,425	(12,764)	(69.3)%

Net income (loss) from continuing operations attributable to non-controlling interest	2,258	(586)	2,844	n/m
Net (loss) income from discontinued operations attributable to non-controlling interest	(79)	6,129	(6,208)	n/m
Net income attributable to non-controlling interest	2,179	5,543	(3,364)	(60.7)%

Net income (loss) from continuing operations attributable to i3 Verticals, Inc.	3,620	(410)	4,030	n/m
Net (loss) income from discontinued operations attributable to i3 Verticals, Inc.	(138)	13,292	(13,430)	n/m
Net income attributable to i3 Verticals, Inc.	$3,482	$12,882	$(9,400)	(73.0)%
n/m = not meaningful

Revenue
Revenue increased $1.2 million, or 2.2%, to $53.1 million for the three months ended June 30, 2026 from $51.9 million for the three months ended June 30, 2025. The increase was driven by an increase of $3.3 million in recurring revenues, partially offset by a decrease of $2.2 million in non-recurring revenues.
Costs of Services
Costs of services decreased $0.4 million, or 2.5%, to $16.3 million for the three months ended June 30, 2026 from $16.7 million for the three months ended June 30, 2025. The decrease was primarily driven by a decrease in people costs of $1.8 million, partially offset by an increase in software costs of $1.5 million for the three months ended June 30, 2026 from the three months ended June 30, 2025.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $4.2 million, or 12.6%, to $28.9 million for the three months ended June 30, 2026 from $33.0 million for the three months ended June 30, 2025. The decrease was driven by a decrease in M&A-related expenses of $5.2 million, which was higher during three months ended June 30, 2025. In the prior period, we incurred higher expenses, for which we were reimbursed through the transition services agreements with Infinx and Payroc, the employee leasing arrangement with Infinx, and the processing services agreement with Payroc, and for which revenue is recognized in other income. This decrease was partially offset by an increase in people costs (including stock compensation expense) of $0.5 million as well as increases in other expenses, including the provision for doubtful accounts, and marketing expense for the three months ended June 30, 2026 from the three months ended June 30, 2025.
Depreciation and Amortization
Depreciation and amortization increased $0.4 million, or 5.2%, to $7.3 million for the three months ended June 30, 2026 from $7.0 million for the three months ended June 30, 2025. Amortization expense increased $0.2 million for the three months ended June 30, 2026 from three months ended June 30, 2025, primarily due to an increase in capitalized software project releases, driving an increase in amortization expense, and amortization expense recorded for intangible assets and capitalized software acquired from current year and prior year acquisitions. Depreciation expense increased $0.1 million for the three months ended June 30, 2026 from three months ended June 30, 2025.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a charge of $1.4 million for the three months ended June 30, 2026 related to adjustments to the expected present value of consideration to be paid for earnouts. The change in fair value of contingent consideration for the three months ended June 30, 2025 was a benefit of $26 thousand.
Interest Expense
Interest expense increased $1.0 million, or 125.8%, to $1.8 million for the three months ended June 30, 2026 from $0.8 million for the three months ended June 30, 2025. The increase reflects a higher average outstanding debt balance for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.
Other Income
Other income was $9.9 million during the three months ended June 30, 2026 compared to $4.6 million during the three months ended June 30, 2025. Other income during the three months ended June 30, 2026 reflects an unrealized gain on an investment of $9.9 million due to adjusting the carrying value of a minority equity investment to its fair value as the result of a third party investment in the entity underlying our investment and interest income generated from cash held at financial institutions. Other income during the three months ended June 30, 2025 reflects income from the transition services agreement and employee leasing arrangement entered into at the closing of the sale of the Healthcare RCM Business of $3.9 million, income from the transition services agreement and processing services agreement entered into at the closing of the sale of the Merchant Services Business of $0.3 million and interest income generated from cash held at financial institutions of $0.4 million.

Provision for Income Taxes
The provision for income taxes increased to a provision for $1.3 million for the three months ended June 30, 2026 from a benefit of $22 thousand for three months ended June 30, 2025. Our effective tax rate was 18% for the three months ended June 30, 2026. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company, valuation allowance activity, stock compensation and state tax expense. The income of majority-owned i3 Verticals, LLC is not taxed at the entity-level. i3 Verticals, Inc. is subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.
Net (Loss) Income from Discontinued Operations, Net of Income Taxes
We had net loss from discontinued operations, net of income tax, of $0.2 million for the three months ended June 30, 2026. For the three months ended June 30, 2025, we had net income from discontinued operations, net of income tax, of $19.4 million. See Note 2 to our condensed consolidated financial statements for additional information and detail on the financial results of discontinued operations.
The net loss from discontinued operations, net of income tax, for the three months ended June 30, 2026 reflects the adjustments to the gain on the sale of the Healthcare RCM Business. The net income from discontinued operations, net of income tax, for the three months ended June 30, 2025 reflects the gain on the sale of the Healthcare RCM Business of $26.0 million and a partial quarter of business activity for the Healthcare RCM Business, including revenue of $3.6 million, operating expenses of $5.8 million and a provision for income taxes of $4.3 million.

Nine Months Ended June 30, 2026 Compared to Nine Months Ended June 30, 2025
The following table presents our historical results of operations for the periods indicated:

	Nine Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%

Revenue	$163,256	$158,257	$4,999	3.2%

Operating expenses
Costs of services (excluding depreciation and amortization)	51,034	48,889	2,145	4.4%
Selling, general and administrative	84,905	85,779	(874)	(1.0)%
Depreciation and amortization	21,917	20,848	1,069	5.1%
Change in fair value of contingent consideration	940	440	500	113.6%
Total operating expenses	158,796	155,956	2,840	1.8%

Income from operations	4,460	2,301	2,159	93.8%

Other (income) expenses
Interest expense	3,342	1,932	1,410	73.0%
Other income	(10,534)	(7,020)	(3,514)	50.1%
Total other (income) expenses	(7,192)	(5,088)	(2,104)	41.4%

Income before income taxes	11,652	7,389	4,263	57.7%

Provision for income taxes	2,495	3,272	(777)	(23.7)%

Net income from continuing operations	9,157	4,117	5,040	122.4%
Net (loss) income from discontinued operations, net of income taxes	(355)	18,185	(18,540)	n/m
Net income	8,802	22,302	(13,500)	(60.5)%

Net income from continuing operations attributable to non-controlling interest	3,497	1,653	1,844	111.6%
Net (loss) income from discontinued operations attributable to non-controlling interest	(125)	5,865	(5,990)	n/m
Net income attributable to non-controlling interest	3,372	7,518	(4,146)	(55.1)%

Net income from continuing operations attributable to i3 Verticals, Inc.	5,660	2,464	3,196	129.7%
Net (loss) income from discontinued operations attributable to i3 Verticals, Inc.	(230)	12,320	(12,550)	n/m
Net income attributable to i3 Verticals, Inc.	$5,430	$14,784	$(9,354)	(63.3)%
n/m = not meaningful

Revenue
Revenue increased $5.0 million, or 3.2%, to $163.3 million for the nine months ended June 30, 2026 from $158.3 million for the nine months ended June 30, 2025. The increase was driven by an increase of $11.4 million in recurring revenues, partially offset by a decrease of $6.4 million in non-recurring revenues.
Costs of Services
Costs of services increased $2.1 million, or 4.4%, to $51.0 million for the nine months ended June 30, 2026 from $48.9 million for the nine months ended June 30, 2025. The increase was primarily driven by an increase in software costs of $4.5 million and other costs of $0.9 million, partially offset by a decrease in people costs of $3.1 million for the nine months ended June 30, 2026 from the nine months ended June 30, 2025.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $0.9 million, or 1.0%, to $84.9 million for the nine months ended June 30, 2026 from $85.8 million for the nine months ended June 30, 2025. The decrease was driven by a decrease in M&A-related expenses of $6.0 million, which was higher during nine months ended June 30, 2025. In the prior period, we incurred higher expenses, for which we were reimbursed through the transition services agreements with Infinx and Payroc, the employee leasing arrangement with Infinx, and the processing services agreement with Payroc, and for which revenue is recognized in other income. This decrease was partially offset by an increase in people costs (including stock compensation expense) of $3.1 million as well as increases in other expenses, including the provision for doubtful accounts, marketing expense and professional fees for the nine months ended June 30, 2026 from the nine months ended June 30, 2025.
Depreciation and Amortization
Depreciation and amortization increased $1.1 million, or 5.1%, to $21.9 million for the nine months ended June 30, 2026 from $20.8 million for the nine months ended June 30, 2025. Amortization expense increased $0.8 million for the nine months ended June 30, 2026 from nine months ended June 30, 2025, primarily due to an increase in capitalized software project releases, driving an increase in amortization expense, amortization expense recorded for intangible assets and capitalized software acquired from current year and prior year acquisitions. Depreciation expense increased $0.3 million for the nine months ended June 30, 2026 from nine months ended June 30, 2025.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration to be paid in connection with acquisitions was a charge of $0.9 million for the nine months ended June 30, 2026 related to adjustments to the expected present value of consideration to be paid for earnouts. The change in fair value of contingent consideration for the nine months ended June 30, 2025 was a charge of $0.4 million.
Interest Expense
Interest expense increased $1.4 million, or 73.0%, to $3.3 million for the nine months ended June 30, 2026 from $1.9 million for the nine months ended June 30, 2025. The increase reflects a higher average outstanding debt balance for the nine months ended June 30, 2026, as compared to the nine months ended June 30, 2025.
Other Income
Other income was $10.5 million during the nine months ended June 30, 2026 compared to $7.0 million during the nine months ended June 30, 2025. Other income during the nine months ended June 30, 2026 reflects an unrealized gain on an investment of $9.9 million due to adjusting the carrying value of a minority equity investment to its fair value as the result of a third party investment in the entity underlying our investment, as well as interest income generated from cash held at financial institutions of $0.5 million, income from the transition services agreement entered into at the closing of the sale of the Healthcare RCM Business of $0.2 million and income from the transition services agreement and processing services agreement related to the sale of the Merchant Services Business of $0.1 million, partially offset by a loss on disposal of property and equipment of $0.1 million related to the sale of a building purchased through a previous acquisition. Other income during the nine months ended June 30, 2025 reflects income generated from the transition services agreement and employee leasing arrangement entered into at the closing of the sale of the Healthcare RCM Business of $3.9 million, income from the transition services agreement and processing services agreement entered into at the closing of the sale of the Merchant Services Business of $1.3 million, interest income generated from cash held at financial institutions of $1.2 million, and a gain on disposal of property and equipment of $0.6 million related to the sale of a building purchased through previous acquisitions.
Provision for Income Taxes
The provision for income taxes decreased to a provision for $2.5 million for the nine months ended June 30, 2026 from a provision of $3.3 million for nine months ended June 30, 2025. Our effective tax rate was 21% for the nine months ended June 30, 2026. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the tax structure of the Company, valuation allowance activity, stock compensation and state tax expense. The income of majority-owned i3 Verticals, LLC is not taxed at the entity-level. i3 Verticals, Inc. is subject to federal, state and local income taxes with respect to its allocable share of any taxable income of i3 Verticals, LLC and is taxed at the prevailing corporate tax rates.

Net (Loss) Income from Discontinued Operations, Net of Income Taxes
We had $0.4 million in net loss from discontinued operations, net of income tax, for the nine months ended June 30, 2026 compared to $18.2 million in net income from discontinued operations, net of income tax, for the nine months ended June 30, 2025. See Note 2 to our condensed consolidated financial statements for additional information and detail on the financial results of discontinued operations.
The net loss from discontinued operations, net of income tax, for the nine months ended June 30, 2026 reflects adjustments to the gain on the sale of the Healthcare RCM Business. The net income from discontinued operations, net of income tax, for the nine months ended June 30, 2025 reflects the gain on the sale of the Healthcare RCM Business of $26.0 million and a nearly complete nine months of business activity for the Healthcare RCM Business, including revenue of $22.5 million, operating expenses of $25.1 million and a provision for income taxes of $4.6 million.
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

Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash from operating activities. As of June 30, 2026, we had $2.6 million of cash and cash equivalents and available borrowing capacity of $285.7 million under our 2023 Senior Secured Credit Facility, subject to the financial covenants. We usually minimize cash balances by making payments on our revolving line of credit to minimize borrowings and interest expense. As of June 30, 2026, we had borrowings outstanding of $114.3 million under the 2023 Senior Secured Credit Facility.
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
Our 2023 Senior Secured Credit Facility, as amended, requires us to maintain a consolidated interest coverage ratio not less than 3.0 to 1.0 and total leverage ratio not exceeding 5.0 to 1.0. As of June 30, 2026, we were in compliance with these covenants with a consolidated interest coverage ratio and total leverage ratio of 13.5x and 1.9x, respectively. Although we believe our liquidity position remains strong, there can be no assurance that we will be able to raise additional funds, in the form of debt or equity, or to amend our 2023 Senior Secured Credit Facility on terms acceptable to us, if at all, even if we determined such actions were necessary in the future. For additional information about our 2023 Senior Secured Credit Facility, see Note 6 to our condensed consolidated financial statements.

In January 2025, i3 Verticals, LLC, a pass-through entity in which the Company holds a majority ownership interest, made a tax distribution (the “LLC Tax Distribution”) to the Company and the other members of i3 Verticals, LLC (the “Continuing Equity Owners”) related to the taxable income associated with the gain on the sale of the Merchant Services Business completed in September 2024 that was anticipated to be recognized for 2024 federal income tax purposes by members of i3 Verticals, LLC. As a result of differences in the amount of net taxable income allocable to the Company and to the Continuing Equity Owners and the higher assumed tax rate of the Continuing Equity Owners than the tax rate of the Company, this LLC Tax Distribution resulted in the Company holding cash in excess of the Company’s tax liabilities, its obligation to make payments under its tax receivables agreement, and any other expected liabilities of the Company. Thereafter, on January 23, 2025, the Company and i3 Verticals, LLC effected certain recapitalization actions in order to reduce excess cash held at the Company following this LLC Tax Distribution. For additional information regarding the ownership interest of the Company in i3 Verticals, LLC and the capitalization of i3 Verticals, LLC, see Note 1 to the accompanying unaudited condensed consolidated financial statements contained in this report. For additional information regarding these recapitalization transactions, see Note 12 to the accompanying unaudited condensed consolidated financial statements contained in this report.
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
Nine Months Ended June 30, 2026 and 2025

	Nine months ended June 30,
	2026	2025
	(in thousands)
Net cash provided by (used in) operating activities	$38,414	$(8,276)
Net cash (used in) provided by investing activities	$(68,120)	$78,774
Net cash used in financing activities	$(32,184)	$(104,283)

Cash Flow from Operating Activities
Net cash provided by operating activities increased $46.7 million to $38.4 million for the nine months ended June 30, 2026 from $8.3 million used in operating activities for the nine months ended June 30, 2025.
The increase in net cash provided by operating activities was primarily due to changes in net operating assets and liabilities of $46.2 million during the nine months ended June 30, 2026 from the nine months ended June 30, 2025, which are impacted by the timing of collections and payments. In the prior year, income taxes and other liabilities related to the sale of the Merchant Services Business accrued in fiscal year 2024 were paid during the nine months ended June 30, 2025, driving most of the changes in net operating assets and liabilities.
Partially offsetting the increases due to changes in net operating assets and liabilities, our net income decreased from $22.3 million for the nine months ended June 30, 2025 to $8.8 million for the nine months ended June 30, 2026. The primary driver was the gain on the sale of the Healthcare RCM Business of $26.0 million in the prior year period, partially offset by the unrealized gain on an investment of $9.9 million in the current year period.
Cash Flow from Investing Activities
Net cash used in investing activities increased $146.9 million to $68.1 million for the nine months ended June 30, 2026 from $78.8 million provided by investing activities for the nine months ended June 30, 2025. The sale of the Healthcare RCM Business during the nine months ended June 30, 2025 contributed $96.1 million to net cash provided by investing activities. Additionally, cash paid for acquisitions (net of cash acquired) increased $49.0 million and proceeds from the sale of property and equipment decreased $1.1 million during the nine months ended June 30, 2026 from the nine months ended June 30, 2025.

Cash Flow from Financing Activities
Net cash used in financing activities decreased $72.1 million to $32.2 million for the nine months ended June 30, 2026 from $104.3 million for the nine months ended June 30, 2025. The decrease was driven by an increase in net borrowings on the revolving credit facility of $114.3 million, a decrease of $22.6 million in payments for required distributions on behalf of members for tax obligations and a decrease of $7.4 million in required distributions to members under the Tax Receivable Agreement. The decrease was also related to the $26.2 million in payments for repurchases of the Company's previously outstanding 1.0% Exchangeable Senior Notes due February 15, 2025 during the nine months ended June 30, 2025. Partially offsetting these decreases in net cash used in financing activities for the nine months ended June 30, 2026 from the nine months ended June 30, 2025 was an increase of $99.3 million in payments for repurchases of Class A common stock.
Material Cash Requirements
The following table summarizes our material cash requirements as of June 30, 2026, including those related to leases and borrowings:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(in thousands)
Contract minimum fees(1)	$19,583	$12,199	$6,772	$612	$—
Facility leases(2)	5,041	2,127	1,935	979	—
2023 Senior Secured Credit Facility and related interest(3)	127,435	7,022	120,413	—	—
Contingent consideration(4)	12,111	980	11,131	—	—
Total	$164,170	$22,328	$140,251	$1,591	$—
__________________________
1.We have contractual obligations primarily for third-party technology services and licenses. Certain agreements are fixed for the duration of the contracts and may require us to pay minimum fees.
2.In addition to the facility leases presented, we have $68 thousand in short-term leases. These payments will be made within the next twelve months.
3.We estimated interest payments through the maturity of our 2023 Senior Secured Credit Facility by applying the weighted average interest rate of 5.77% in effect on the outstanding balance as of June 30, 2026, plus unused fee rate of 0.15% in effect as of June 30, 2026.
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
Share Repurchase Programs
May 2026 Share Repurchase Program
On May 12, 2026, the Company announced that our Board of Directors had approved a share repurchase program for the Company's Class A common stock (the “May 2026 Share Repurchase Program”), under which the Company is authorized to repurchase up to $100.0 million of outstanding shares of our Class A common stock (exclusive of fees, commissions or other expenses related to such repurchases). The May 2026 Share Repurchase Program replaced a prior share repurchase program entered into by the Company on February 5, 2026 (the “February 2026 Share Repurchase Program”) as further described below, which February 2026 Share Repurchase Program is no longer in effect following the Company expending the maximum dollar amount under such program. Under the terms of the May 2026 Share Repurchase Program, such program will terminate on the earlier of May 11, 2027, or when the maximum dollar amount under the authorization was expended.

Pursuant to the May 2026 Share Repurchase Program, the Company is authorized to make repurchases of our Class A common stock in the open market, through privately negotiated transactions, or otherwise, including under Rule 10b5-1 plans. The terms of the May 2026 Share Repurchase Program provide that, immediately prior to repurchases of Class A common stock under the May 2026 Share Repurchase Program, i3 Verticals, LLC will redeem for cash an equal number of units held by the Company in i3 Verticals, LLC in order to fund such repurchases and maintain a 1-1 ratio between the number of outstanding shares of Class A common stock and the units held by the Company in i3 Verticals, LLC.

In addition, repurchases under the May 2026 Share Repurchase Program are subject to prevailing market conditions, liquidity and cash flow considerations, applicable securities laws requirements (including under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as applicable), compliance with contractual restrictions under the 2023 Senior Secured Credit Facility and other factors. The May 2026 Share Repurchase Program does not require the Company to acquire any particular amount of shares of Class A common stock, and is permitted to be extended, modified, suspended or discontinued at any time at the Company’s discretion.
The Company repurchased 1,320,500 shares of Class A Common Stock under the May 2026 Share Repurchase Program at an average price of $19.96 and an aggregate repurchase amount inclusive of commissions and excise taxes of $26.6 million, during the nine months ended June 30, 2026. The repurchased shares were cancelled and retired, resulting in a reduction in both the number of shares outstanding and the Company's total stockholders' equity.

February 2026 Share Repurchase Program
On February 5, 2026, the Company announced that our Board of Directors had approved a share repurchase program for the Company's Class A common stock (the “February 2026 Share Repurchase Program”), under which the Company was authorized to repurchase up to $60.0 million of outstanding shares of our Class A common stock (exclusive of fees, commissions or other expenses related to such repurchases). The February 2026 Share Repurchase Program replaced a prior share repurchase program entered into by the Company on August 8, 2025 (the “August 2025 Share Repurchase Program”) as further described below, which August 2025 Share Repurchase Program is no longer in effect following the Company expending the maximum dollar amount under such program.

Pursuant to the February 2026 Share Repurchase Program, the Company was authorized to make repurchases of our Class A Common Stock in the open market, through privately negotiated transactions, or otherwise, including under Rule 10b5-1 plans. The terms of the February 2026 Share Repurchase Program provided that, immediately prior to repurchases of Class A common stock under the February 2026 Share Repurchase Program, i3 Verticals, LLC would redeem for cash an equal number of units held by the Company in i3 Verticals, LLC in order to fund such repurchases and maintain a 1-1 ratio between the number of outstanding shares of Class A common stock and the units held by the Company in i3 Verticals, LLC.

The Company repurchased 2,695,740 shares of Class A Common Stock under the February 2026 Share Repurchase Program at an average price of $22.26 and an aggregate repurchase amount inclusive of commissions and excise taxes of $60.7 million, during the nine months ended June 30, 2026. The repurchased shares were cancelled and retired, resulting in a reduction in both the number of shares outstanding and the Company's total stockholders' equity. The maximum dollar amount under the February 2026 Share Repurchase Program was expended during the three months ended June 30, 2026, and the February 2026 Share Repurchase Program is no longer in effect.

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

The Company repurchased 2,039,892 shares of Class A Common Stock under the August 2025 Share Repurchase Program at an average price of $24.51 and an aggregate repurchase amount inclusive of commissions and excise taxes of $50.6 million, during the nine months ended June 30, 2026. The repurchased shares were cancelled and retired, resulting in a reduction in both the number of shares outstanding and the Company's total stockholders' equity. The maximum dollar amount under the August 2025 Share Repurchase Program was expended during the nine months ended June 30, 2026, and the August 2025 Share Repurchase Program is no longer in effect.

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
As of June 30, 2026, the total amount due under the Tax Receivable Agreement was $32.4 million, and payments to the Continuing Equity Owners related to exchanges through June 30, 2026 will range from $0 to $5.4 million per year and are expected to be paid over the next 22 years. The amounts recorded as of June 30, 2026, approximate the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns. Future payments under the Tax Receivable Agreement with respect to subsequent exchanges would be in addition to these amounts.

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
As of June 30, 2026, there have been no significant changes to our critical accounting estimates disclosed in the Form 10-K for the fiscal year ended September 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of June 30, 2026, the 2023 Senior Secured Credit Facility, as amended, consisted of a $400 million revolving credit facility, together with an option to increase the revolving credit facility and/or obtain incremental term loans in an additional principal amount of up to, as of any date of determination, the greater of $100 million and 100% of consolidated EBITDA (as defined in the 2023 Senior Secured Credit Facility) for the most recently completed four quarter period (subject to the receipt of additional commitments for any such incremental loan amounts).

As of June 30, 2026, the 2023 Senior Secured Credit Facility accrued interest at Term SOFR (based upon an interest period of one, three or six months), plus 0.10%, plus an applicable margin of 2.00% to 3.00% (2.00% at June 30, 2026), or the base rate (defined as the highest of (a) the greater of the federal funds rate or the overnight bank funding rate, plus ½ of 1%, (b) Wall Street Journal prime rate and (c) the Adjusted Term SOFR rate for an interest period of one month, plus 1%, plus an applicable margin of 1.00% to 2.00%) (1.00% at June 30, 2026), in each case depending upon the consolidated total leverage ratio, as defined in the agreement. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. Additionally, the 2023 Senior Secured Credit Facility requires us to pay unused commitment fees of 0.15% to 0.30% (0.15% as of June 30, 2026) on any undrawn amounts under the revolving credit facility and letter of credit fees of up to 3.00% on the maximum amount available to be drawn under each letter of credit issued under the agreement. The 2023 Senior Secured Credit Facility requires maintenance of certain financial ratios on a quarterly basis as follows: (i) a minimum consolidated interest coverage ratio of 3.0 to 1.0 (ii) a maximum total leverage ratio of 5.0 to 1.0.
As of June 30, 2026, we were in compliance with these covenants, and there was $285.7 million available for borrowing under the revolving credit facility, subject to the financial covenants.
As of June 30, 2026, we had borrowings outstanding of $114.3 million under the 2023 Senior Secured Credit Facility. A 1.0% increase or decrease in the interest rate applicable to such borrowing (which was the Term SOFR rate) would have had a $1.1 million impact on the results of the business.
Foreign Currency Exchange Rate Risk
As a result of our international operations, we are also exposed to foreign currency exchange rate risks. Because our international operations are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our consolidated results of operations, financial position, or cash flows for the three months ended June 30, 2026.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings
The information required with respect to this item can be found in Note 11 to the accompanying unaudited condensed consolidated financial statements contained in this report and is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Form 10-K for the fiscal year ended September 30, 2025 filed with the SEC on November 21, 2025.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases of shares of the Company’s Class A Common Stock made during the three months ended June 30, 2026 by the Company:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	(a) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(a) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
4/1/2026 - 4/30/2026	942,883	$21.84	942,883	$1,111
5/1/2026 - 5/31/2026	356,175	$20.22	356,175	$93,908
6/1/2026 - 6/30/2026	1,013,500	$19.99	1,013,500	$73,648
Total	2,312,558	$20.78	2,312,558	$73,648
__________________________
a.On February 5, 2026, the Company announced that our Board of Directors had approved the February 2026 Share Repurchase Program providing for the repurchase of up to $60.0 million of outstanding shares of Class A common stock with an expiration date of February 4, 2027, which program replaced the August 2025 Share Repurchase Program. The maximum dollar amount under the February 2026 Share Repurchase Program was expended during the three months ended June 30, 2026, and such program is no longer in effect. On May 12, 2026, the Company announced that our Board of Directors had approved a new share repurchase program providing for the repurchase of up to $100.0 million of outstanding shares of Class A common stock with an expiration date of May 11, 2027, which program replaced the February 2026 Share Repurchase Program. The shares of Class A common stock repurchased during the three months ended June 30, 2026, as reflected in the table above, were repurchased under both of these share repurchase programs.

During the three months ended June 30, 2026, the Company purchased 2,312,558 of its outstanding shares of Class A common stock under the February 2026 Share Repurchase Program adopted on February 5, 2026 and the May 2026 Share Repurchase Program adopted on May 12, 2026, at an average price of $20.78 per share for a total cost inclusive of commissions and excise taxes of $48.6 million. When the Company repurchases shares of Common Stock, the amount paid to repurchase the shares in excess of the par or stated value is allocated to additional paid-in-capital unless subject to limitation or the balance in additional paid-in-capital is exhausted. Remaining amounts are recognized as a reduction in retained earnings.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None. Without limiting the generality of the foregoing, during the three months ended June 30, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL and contained in Exhibit 101.

____________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

i3 Verticals, Inc.

		By:	/s/ Geoff Smith
Geoff Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	August 7, 2026